Form 10-K
period 2010-12-31
STATE BANK FINANCIAL CORP
filed 2011-03-31
CIK 1497275

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-54056

STATE BANK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	27-1744232 (I.R.S. Employer Identification No.)

415 East Paces Ferry Road, NE, Suite 250, Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)

404-475-6599 (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.01 par value per share

(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerate filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $494.4 million based on the closing sale price of $16.00 per share on April 7, 2010, the price at which the common stock was last sold in the most recently completed second fiscal quarter.

         The number of shares outstanding of the registrant's common stock, as of March 15, 2011 was 31,610,904.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report that are not statements of historical fact may constitute forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our projected growth, anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

        These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include those described under "Risk Factors" and the following:

  •
  general economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and a further decline in real estate values;

  •
  the general decline in the real estate and lending markets, particularly in our market areas, may continue to negatively affect our financial results;

  •
  our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen;

  •
  we may be unable to collect reimbursements on losses that we incur on our assets covered under loss share agreements with the FDIC as we anticipate;

  •
  costs or difficulties related to the integration of the banks we acquired from the FDIC as receiver may be greater than expected;

  •
  restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

  •
  legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

  •
  competitive pressures among depository and other financial institutions may increase significantly;

  •
  changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;

  •
  other financial institutions have greater financial resources and may be able to develop or acquire products that enable them to compete more successfully than we can;

  •
  our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

  •
  adverse changes may occur in the bond and equity markets;

  •
  war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets;

  •
  economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and

  •
  we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

        You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, for a description of some of the important factors that may affect actual outcomes.

PART I

Item 1.    Description of Business.

General Overview

        State Bank Financial Corporation (the "Company") is a bank holding company incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company (the "Bank"). The Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia. The Company was organized at the direction of the board of directors of the Bank for the purpose of acquiring all of the capital stock of the Bank. On July 23, 2010, the Company became the bank holding company of the Bank under a plan of reorganization and share exchange that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at its annual meeting held on March 11, 2010.

        Unless the context indicates otherwise, all references to "we," "us" and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank and Trust Company, except that if the discussions relate to a period before July 23, 2010, these terms refer solely to State Bank and Trust Company. All references to the "Bank" refer to State Bank and Trust Company.

        Under the plan of reorganization and share exchange, the holding company reorganization was effected through a contribution of all of the outstanding shares of the Bank's common stock to the Company in a one-for-one exchange for shares of the Company's common stock. Upon consummation of the reorganization, the Bank became the wholly-owned subsidiary of the Company and all of the former shareholders of the Bank became shareholders of the Company. Before the reorganization, the Company did not engage in any operations other than organizational activities. The only significant activities of the Company are the ownership and supervision of the Bank.

        We offer a variety of community banking services to individuals and businesses within our middle Georgia and metropolitan Atlanta markets. Our product line includes loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

        As of December 31, 2010, our total assets were approximately $2.8 billion, our total loans receivable were approximately $1.3 billion, our total deposits were approximately $2.4 billion and our total shareholders' equity was approximately $359.3 million. We are headquartered at 415 East Paces Ferry Road, Suite 250, Atlanta, Georgia 30305. The Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210.

Acquisitions in 2009 and 2010

  July 2009 Offering and Acquisitions of the Security Banks

        In early 2009, Joseph W. Evans, J. Daniel Speight and Kim M. Childers began negotiations with the Bank to develop a plan to acquire and recapitalize the Bank to be able to use the Bank's charter to acquire failed banks from the FDIC. During this process, Mr. Evans, Mr. Speight and Mr. Childers performed extensive due diligence on potential failed bank targets, recruited new personnel for the Bank, raised contingent capital from investors, negotiated a change in control transaction with prior management of the Bank, and obtained the necessary support and approval of the Bank's primary regulators.

        On July 24, 2009, the Bank's new management team led by Mr. Evans, Mr. Speight and Mr. Childers took control of the Bank. Simultaneously with the change in control transaction, we raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private placement of our common stock, including investments from our new executive management team. The purchase price for the shares in the offering was $10.00 per share. The investors in the offering, either directly or through affiliated funds, included hedge funds, mutual funds, an insurance company and individuals. These new investors now own approximately 92% of our outstanding common stock.

        Also on July 24, 2009, the Bank assumed all of the deposits and acquired certain assets and liabilities of the six bank subsidiaries of Security Bank Corporation, Macon, Georgia, from the FDIC, as receiver, under the terms of a purchase and assumption agreement between the Bank and the FDIC dated July 24, 2009 (the "Security Bank Agreement").

        The six acquired banks (the "Security Banks") had a total of 20 branches in Macon, Perry, Warner Robins, Gray, Woodstock, Alpharetta and Suwanee, Georgia that reopened as branches of our Bank on July 25, 2009. As a result of the private offering, the acquisition of Security Bank and our other FDIC-assisted acquisitions described below, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank operating 23 full service branches throughout middle Georgia and metropolitan Atlanta. The Bank now operates 14 former Security Bank branches in Macon, Warner Robins, Gray, Alpharetta and Perry.

        Terms of the Security Bank Agreement.    Under the terms of the Security Bank agreement, we assumed $2.2 billion of liabilities, including $1.2 billion of retail deposits and $817.4 million of wholesale deposits with no deposit premium paid. The liabilities assumed also included $159.5 million of Federal Home Loan Bank advances and $23.5 million of other liabilities. We acquired approximately $2.0 billion of the assets of the Security Banks, including $1.5 billion in loans, net of unearned income, and $115.2 million of other real estate with a discount of $57.6 million of fair value adjustments. The assets acquired also included $878.1 million of cash and cash equivalents, securities, Federal Home Loan Bank stock and other assets, including the effect of the $316.5 million negative bid described in the following paragraph.

        In connection with the acquisition, we conducted due diligence on the Security Banks' loan portfolios and created financial models of the portfolios to determine expected losses, the costs of administering the portfolios and expected carrying costs and expenses. Based on this due diligence, we submitted a negative bid to the FDIC to purchase the assets of the Security Banks at a discount of $316.5 million in exchange for the Bank assuming substantially all of the Security Banks' deposits and certain other liabilities. We did not pay any deposit premium or other consideration. The negative bid represents an amount that we believed would be adequate to absorb our share of the probable losses and expenses relating to the Security Banks' loan portfolios, expected carrying costs for the non-performing assets and the costs to manage those portfolios. Our judgment as to the adequacy of our negative bid is based on a number of assumptions about future events that we believe to be reasonable but which may or may not prove to be accurate. The terms of the agreement provide for the FDIC to indemnify us against claims with respect to liabilities and assets of the Security Banks that we did not assume and with respect to certain other claims made after the acquisition.

        Loss Share Arrangements.    In connection with the acquisition of the Security Banks, we entered into 12 loss share agreements with the FDIC (two for each Security Bank) that collectively cover approximately $1.6 billion of the acquired assets, including 100% of the acquired loans and other real estate. The first type of loss share agreement covers single-family residential mortgage loans (the "Single Family Loss Agreement") and the second type of loss share agreement covers construction, commercial real estate and commercial and industrial loans, other real estate owned and other commercial assets (the "Commercial Loss Agreement"). In this report, we refer to all of the loans and other real estate covered under the loss share agreements as "covered assets." These loss share agreements with the FDIC afford the Bank significant protection against future losses on the acquired loans and other real estate owned.

        Under the terms of the loss share agreements for the Security Banks, the FDIC's obligation to reimburse us for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the first $563.0 million of losses on the acquired loans and other real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $563.0 million. The loss share agreements cover losses on single-family residential mortgage loans for 10 years and all other losses for five years (eight years for recoveries on non-residential loans). The reimbursable losses from the FDIC are based on the book value of the relevant loans as determined by the FDIC at the date of the transaction. The loss share agreements do not cover new loans made after that date. In addition to the $712.9 million of fair value discounts on loans and other real estate owned, we recorded a $403.6 million indemnification asset from the FDIC as part of the loss share agreements.

  December 2009 Acquisitions

  The Buckhead Community Bank

        On December 4, 2009, the Bank assumed substantially all of the deposits and acquired certain assets and liabilities of The Buckhead Community Bank, Atlanta, Georgia, under the terms of a purchase and assumption agreement between the Bank and the FDIC dated December 4, 2009, similar to the Security Bank Agreement. The Buckhead Community Bank's six branches reopened as branches of the Bank, which now operates three former Buckhead Community Bank branches in Atlanta and Sandy Springs. Under the purchase and assumption agreement for The Buckhead Community Bank, we assumed $810.0 million of liabilities, including $690.7 million of retail deposits and $99.6 million of wholesale deposits with no deposit premium paid. The liabilities assumed also included $16.5 million of Federal Home Loan Bank advances and other borrowings and $3.2 million of other liabilities. We acquired approximately $880.5 million of the assets of The Buckhead Community Bank, including $635.4 million in loans, net of unearned income, with a discount of $291.8 million of fair value adjustments and $62.1 million of other real estate with a discount of $27.4 million of fair value adjustments. The assets acquired also included $211.8 million of cash and cash equivalents, securities, Federal Home Loan Bank and Federal Reserve Bank stock and other assets, including the effect of the $100.3 million negative bid we submitted to the FDIC.

        The Bank entered into two loss share agreements with the FDIC on approximately $697.5 million of The Buckhead Community Bank's assets, including 100% of the acquired loans and other real estate, similar to the loss share agreements described above for the Security Banks. The FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the first $254.0 million of losses on the acquired loans and other real estate owned, and assume 95% of losses and share 95% of loss recoveries on losses exceeding $254.0 million. In addition to the $319.2 million of fair value discounts on loans and other real estate owned, we recorded a $213.8 million indemnification asset from the FDIC as part of the loss share agreements.

  First Security National Bank

        On December 4, 2009, the Bank also assumed substantially all of the deposits and acquired certain assets and liabilities of First Security National Bank, Norcross, Georgia under the terms of a purchase and assumption agreement between the Bank and the FDIC dated December 4, 2009, similar to the agreements described above. The four branches of First Security National Bank reopened as branches of the Bank, which now operates two former First Security National Bank branches in Norcross and Atlanta. Under the purchase and assumption agreement, we assumed $118.9 million of liabilities, including $113.2 million of retail deposits and $4.5 million of wholesale deposits with no deposit premium paid. The liabilities assumed also included $1.2 million of other liabilities. We acquired approximately $113.0 million of the assets of First Security National Bank, including $50.7 million in loans, net of unearned income, with a discount of $17.4 million of fair value adjustments and $29.4 million of other real estate with a discount of $12.0 million of fair value adjustments. The assets acquired also included $49.5 million of cash and cash equivalents, securities, and other assets, including the effect of the $10.7 million negative bid we submitted to the FDIC.

        The Bank entered into two loss share agreements on approximately $80.1 million of First Security National Bank's assets, including 100% of the acquired loans and other real estate, similar to the loss share agreements described above for the Security Banks. The FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the first $27.0 million of losses on the acquired loans and other real estate owned, and to assume 95% of losses and share 95% of loss recoveries on losses exceeding $27.0 million. In addition to the $29.4 million of fair value discounts on loans and other real estate owned, we recorded a $19.8 million indemnification asset from the FDIC as part of the loss share agreements.

  2010 Acquisitions

  NorthWest Bank and Trust

        On July 30, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC to assume $133.3 million in liabilities and acquire approximately $154.5 million in assets of NorthWest Bank and Trust, Acworth, Georgia, a former full-service community bank. The Bank now operates one former NorthWest Bank and Trust branch in Marietta. Under the purchase and assumption agreement, we assumed $132.6 million of retail deposits with no deposit premium paid. The liabilities assumed also included $700,000 of other liabilities. We acquired approximately $154.5 million of the assets of NorthWest Bank and Trust, including $97.8 million in loans, net of unearned income, with a discount of $40.9 million of fair market value adjustments and $5.0 million of other real estate with a discount of $2.5 million of fair value adjustments. The assets acquired also included $32.0 million of cash and cash equivalents, securities, and other assets, including the effect of the $18.8 million negative bid we submitted to the FDIC.

        The Bank entered into two loss share agreements on approximately $102.0 million of NorthWest Bank and Trust's assets, including 100% of the acquired loans (with the exception of consumer loans) and other real estate, similar to the loss share agreements described above for the Security Banks. The FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the acquired loans and other real estate owned. In addition to the $43.4 million of fair value discounts on loans and other real estate owned, we recorded a $25.0 million indemnification asset from the FDIC as part of the loss share agreements.

  United Americas Bank, N.A.

        On December 17, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC to assume certain liabilities and acquire certain assets of United Americas Bank, N.A., Atlanta, Georgia, a former full-service community bank. The Bank now operates one former United Americas Bank branch in Chamblee. Under the purchase and assumption agreement, we assumed $174.7 million of customer deposits with no deposit premium paid. The liabilities assumed also included $50.0 million of other liabilities. We acquired approximately $252.8 million of the assets of United Americas Bank, including $166.8 million in loans, net of unearned income, with a discount of $98.4 million of fair market value adjustments and $31.3 million of other real estate with a discount of $20.5 million of fair value adjustments. The assets acquired also included $71.8 million of cash and cash equivalents, securities, and other assets, including the effect of the $45.7 million negative bid we submitted to the FDIC.

        The Bank entered into two loss share agreements on approximately $197.3 million of United Americas Bank's assets, including 100% of the acquired loans (with the exception of consumer loans) and other real estate, similar to the loss share agreements described above for the Security Banks. The FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the acquired loans and other real estate owned. In addition to the $118.9 million of fair value discounts on loans and other real estate owned, we recorded a $78.5 million indemnification asset from the FDIC as part of the loss share agreements.

        In this annual report on Form 10-K, we refer to the six bank subsidiaries of Security Bank Corporation; The Buckhead Community Bank; First Security National Bank; NorthWest Bank and Trust; and United Americas Bank, N.A. collectively as the "Acquired Banks"; and we refer to the indemnification assets associated with the FDIC loss share agreements related to the Acquired Banks as the "FDIC receivable."

Strategic Plan

        As a result of the ten FDIC acquisitions over the past 18 months and the fair value discounts associated with each acquisition, we anticipate that a significant portion of our revenue over the next three to four years will be derived from the continued realization of accretable discounts on the loans that we purchased. For example, for the year ended 2010, we recognized $98.3 million of income, or 49.1% of our total revenue for the year, from the realization of accretable discounts on covered loans and the FDIC receivable. (See "Lending Activities—General" on page 9 below for an explanation of "accretable discounts.") Additionally, we have incurred, and expect to continue to incur, significantly higher non-interest expenses than many peer banks. These additional expenses are primarily due to the costs associated with staffing and operating our Special Assets Division, which manages the non-performing assets acquired from the FDIC, and our Regulatory Relations Department, which manages compliance with our loss share agreements.

        In the short term, we expect that the resolution of our non-performing assets acquired under the loss share agreements with the FDIC in the acquisitions of the Acquired Banks will result in decreasing loan balances as our Special Assets Division works to reduce and resolve these non-performing assets and when necessary liquidate the real estate collateral associated with these loans. We are also seeking to expand our loan portfolio through traditional community bank lending, the purchase of select loan portfolios, whole loans and loan participations from correspondent banks and specialty lending, including loans acquired and marketed by the FDIC from failed banks. We will also consider the purchase of select lines of business that complement our existing operations.

        To achieve our goals, we have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture. The members of our management team have close ties to, and are actively involved in, the communities where we operate, which is critical to our relationship banking focus. We believe this experienced senior management team has implemented the necessary infrastructure to allow us to integrate the Acquired Banks into our operations and successfully manage the non-performing assets we acquired under the loss share agreements with the FDIC.

        As noted above, we have created a Special Assets Division and a Regulatory Relations Department to manage our problem assets and compliance with the loss share agreements with the FDIC. These departments are staffed with over 40 bankers with experience in debt restructuring, loan collection and recovery, real estate appraisal and evaluation and regulatory compliance. The Special Assets Division works to resolve or liquidate those acquired assets that are non-performing, while the Regulatory Relations Department monitors compliance under the loss share agreements with the FDIC.

Our Market Area

        Our primary market area is middle Georgia (including Macon) and metropolitan Atlanta. In addition to our administrative offices located at 415 East Paces Ferry Road, NE, Suite 250, Atlanta, Georgia (which also operates as a full service branch), we have 21 full service banking offices. Our current banking market consists of Bibb, Cobb, Dooly, Houston, Jones, Fulton and Gwinnett Counties.

        The following table shows key demographic information about our market areas:

County/Market	Population(1)	2000-2009 Population Growth(2)	2009-2010 Employment Growth (Loss)(3)	Unemployment Rate(4)
Middle Georgia
Bibb	155,547	1.4%	(0.9)%	9.4%
Dooly	14,918	2.6%	(4.5)%	9.6%
Houston	139,900	22.5%	2.3%	7.0%
Jones	28,669	17.3%	1.6%	8.3%
Metro Atlanta
Cobb	688,078	17.6%	(3.7)%	8.8%
Fulton	920,581	26.7%	(0.3)%	9.8%
Gwinnett	805,321	37.3%	(0.5)%	8.7%

(1)
Estimated 2009 population provided by the U.S. Census Bureau.

(2)
Estimate percentage population change from April 1, 2000 to July 1, 2009 for counties provided by the U.S. Census Bureau.

(3)
Estimate based on Bureau of Labor Statistics Quarterly Census of Employment and Wages Year-to-Date percentage change from December 2009 to June 2010 (preliminary).

(4)
Estimate based on Bureau of Labor Statistics Labor force data by county, not seasonally adjusted, July 2009-September 2010 (preliminary).

Competition

        The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere.

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as SunTrust, Bank of America, Wells Fargo and BB&T. These institutions offer some services, such as extensive and established branch networks, that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Loss Share Resolution

        As described above, we have completed ten FDIC-assisted acquisitions that significantly grew our asset and liability base. As of December 31, 2010, 81.8% of the outstanding principal balance of our loans is covered by loss share agreements with the FDIC. Because of the loss protection provided by the FDIC, the risks associated with the loans and foreclosed real estate we acquired in the FDIC-assisted acquisitions are significantly different from the risks associated with our loans and foreclosed real estate that are not covered under the FDIC loss share agreements. Where applicable, we refer to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "non-covered loans." As of December 31, 2010, our covered loans totaled $935.0 million, net of fair value discounts of $603.4 million, and our non-covered loans totaled $342.8 million. Given the FDIC loss share protection for our covered loans, our business model since July 24, 2009 and for the immediate future relies heavily on our loss share resolution business and on the income generated from the remediation and disposal of the assets we acquired from the FDIC, rather than interest earned on loans and other assets like a traditional community bank.

        Both the Commercial Loss Agreement and the Single Family Loss Agreement for each of our acquisitions contain specific terms and conditions regarding the management of the covered assets that we must follow to receive reimbursement on losses from the FDIC. In general, under the loss share agreements, we must:

  •
  manage and administer covered loans and other assets and collect and effect charge-offs and recoveries in a manner consistent with our usual and prudent business and banking practices and, with respect to single family shared-loss loans, customary servicing procedures;

  •
  exercise our best judgment in managing, administering and collecting amounts on covered loans and other assets and effecting charge-offs with respect to covered loans and other assets;

  •
  use commercially reasonable efforts to maximize recoveries with respect to losses on single family shared-loss loans and use our best efforts to maximize collections with respect to shared-loss assets under the Commercial Loss Agreement;

  •
  retain sufficient staff to perform the duties under the loss share agreements;

  •
  adopt and implement accounting, reporting, record-keeping and similar systems with respect to the Commercial Loss Agreement;

  •
  comply with the terms of the modification guidelines approved by the FDIC or another federal agency for any single-family shared-loss loan; and

  •
  file quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries.

        To ensure compliance with the terms and conditions of the loss share agreements, we use several departments to monitor, manage and administer the different aspects of the loss share agreements.

        Our Credit Administration Department supervises the management of performing covered loans. Our personnel use a loan submission sheet to approve all new loans and renewals. The loan submission sheet requires credit personnel completing the form to indicate whether or not the loan is covered under loss share. We have trained our credit personnel to watch for any actions that could remove a loan from loss share protection and to contact the Regulatory Relations Department (described below) with any concerns. In that event, the Regulatory Relations Department reviews the situation and, if necessary, obtains advice from the appropriate FDIC personnel.

        We have also created a Special Assets Division comprised of bankers with extensive experience working with borrowers in distressed situations to manage the part of the covered assets portfolio that consists of sub-performing loans, non-performing loans and other real estate owned. The immediate objective of the Special Assets Division is to remediate the covered problem assets to a satisfactory level of performance or, when that cannot be achieved, liquidate the collateral securing a loan in a manner to minimize the loss to the Bank and the FDIC. The Finance Department, working closely with the Special Assets Division, manages and tracks all expenses and losses on covered assets and reports these expenses and losses to the FDIC for reimbursement on a quarterly basis. The FDIC typically reimburses us for our reported losses and expenses within 30 to 40 days after submission.

        We monitor compliance with the loss share agreements through the Regulatory Relations Department, a subpart of the Bank's Risk Management Division. Specially trained personnel within the Regulatory Relations Department are responsible for reviewing the management of our covered assets to ensure full compliance with the loss share agreements.

Lending Activities

  General

        We offer a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans. Our customers are generally individuals, owner-managed businesses, farmers, professionals, real estate investors and smaller community banks within our market areas. At December 31, 2010, the outstanding principal balance of our loan portfolio, net of deferred loan fees was $1.9 billion. After subtracting the accretable discount, non-accretable discount and allowance for loan losses, we had total loans of $1.3 billion, representing 61.0% of our total earning assets.

        We recorded the loans we acquired in each of our FDIC-assisted acquisitions at their estimated fair values on the date of each acquisition. We calculated the fair value of loans by discounting scheduled cash flows through the estimated maturity date of the loan using estimated market discount rates that reflect the credit risk inherent in the loan. We refer to the excess cash flows expected at acquisition over the estimated fair value as the "accretable discount." The accretable discount is recognized into interest income over the remaining life of the loan. The "non-accretable discount" is the difference, calculated at acquisition, between contractually required payments and the cash flows expected to be collected. We expect to have sufficient non-accretable discounts to cover our estimated losses on the covered assets.

        At December 31, 2010, our loan portfolio was comprised of the following:

	Loans
(dollars in thousands)	Balance at December 31, 2010		% of Loans
Residential real estate	$337,791		18.0%
Commercial real estate-construction	506,162		26.9%
Commercial real estate-other	809,772		43.0%
Commercial and industrial	183,832		9.8%
Consumer and other	43,653		2.3%

	1,881,210	(1)	100.0%

Less:
Non-accretable discount	479,616
Accretable discount	123,778
Allowance for loan losses	5,351

Total	$1,272,465

(1)
As of December 31, 2010, 81.8% of our outstanding principal balance of loans was covered by loss share agreements with the FDIC. For more information please see Note 9 in the audited consolidated financial statements.

  Real Estate Loans

        Loans secured by real estate are the principal component of our loan portfolio. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan. When we make new real estate loans, we obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan. To control concentration risk, we monitor collateral type and industry concentrations within this portfolio.

        As of December 31, 2010, loans secured by first or second mortgages on real estate comprised approximately $1.1 billion, or 61.0% of our loan portfolio. These loans generally fall into one of two categories: residential real estate loans or commercial real estate loans.

  •
  Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically originate these loans only for third-party investors. At December 31, 2010, residential real estate loans amounted to $337.8 million, or 18.0% of our loan portfolio of which home equity loans comprised $35.9 million, or 10.6% of the residential real estate loan portfolio. Generally, at the inception of the loan, we limit the loan-to-value ratio on our residential real estate loans to 85%. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 35 months or less, and we generally limit the extension of credit to less than 90% of the available equity of each property.

  •
  Commercial Real Estate Loans.  At December 31, 2010, commercial real estate loans amounted to $809.8 million, or approximately 43.0% of our loan portfolio. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. We also generally require that a borrower's cash flow exceeds 125% of monthly debt service obligations. To ensure secondary sources of payment and liquidity to support a loan request, we typically review the personal financial statements of the principal owners and require their personal guarantees.

  Real Estate Construction and Development Loans

        At December 31, 2010, real estate construction and development loans amounted to $506.2 million, or approximately 26.9% of our loan portfolio. We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. The term of our construction and development loans generally is limited to 18 months. In some instances a commercial construction loan may have an amortization period following the completion of construction, with a balloon maturity of not more than five years. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent lease-up and/or sale of the property. Specific risks include:

  •
  cost overruns;

  •
  mismanaged construction;

  •
  inferior or improper construction techniques;

  •
  economic changes or downturns during construction;

  •
  a downturn in the real estate market;

  •
  rising interest rates which may prevent sale of the property; and

  •
  failure to lease-up or sell completed projects in a timely manner.

        We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 85%. Generally, we do not build interest reserves into loan commitments but require periodic cash payments for interest from the borrower's cash flow.

        We make residential land loans to both commercial entities and consumer borrowers for the purpose of financing land upon which to build a residential home. Residential land loans are reclassified as residential construction loans once construction of the residential home commences. These loans are further categorized as:

  •
  pre-sold commercial, which is a loan to a commercial entity with a pre-identified buyer for the finished home;

  •
  owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home; and

  •
  non owner-occupied commercial (speculative), which is a loan to a commercial entity intending to lease or sell the finished home.

        We make commercial land loans to commercial entities for the purpose of financing land on which to build a commercial project. These loans are for projects that typically involve small-and medium-sized single and multi-use commercial buildings.

        We make commercial construction loans to the borrower for the purpose of financing the construction of a commercial development. These loans are further categorized depending on whether the borrower intends (a) to occupy the finished development (owner-occupied) or (b) to lease or sell the finished development (non owner-occupied).

  Commercial and Industrial Loans

        At December 31, 2010, commercial and industrial loans amounted to $183.8 million, or 9.8% of our total loan portfolio. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas. While these loans may have real estate as partial collateral, they are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the non-real estate collateral may be difficult to assess and more likely to decrease in value than real estate, and the control of the collateral is more at risk.

  Consumer and Other Loans

        At December 31, 2010, consumer and other loans amounted to $43.7 million, or 2.3% of our loan portfolio. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, balance sheet composition, past credit history and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate.

  Loan Approval

        Certain credit risks are inherent in making loans. These include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. We employ consistent analysis and underwriting to examine credit information and prepare underwriting documentation. We monitor and approve exceptions to policy as required, and we also track and address technical exceptions.

        Our loan approval policy contains modest officer lending limits, with approval concurrence from experienced credit risk managers required as the size of the transaction and relationship exposure increases. Generally, a lender must seek concurring approval from an Executive Vice President Regional Credit Officer to approve relationship debt of up to $2 million. Relationship debt that exceeds $2 million requires approval of two or more members of our loan committee, which includes our Executive Vice President Regional Credit Officers and our Chief Credit Officer. Relationship debt of between $6 million and $20 million must be approved by a loan committee consisting of at least three members. Any relationship debt that exceeds $20 million must be approved by the full board of directors. All loan committee approvals must be unanimous. Total approved relationship debt that exceeds $10 million is reported to all senior executive officers of the Bank.

        As a policy, we do not make loans to any director, executive officer or principal shareholder, or the related interests of each. One of the banks that we acquired, however, maintained a loan balance with one of our directors totaling $48,519. The director repaid the loan in January 2010.

  Credit Administration and Loan Review

        In our loan review process, we apply a credit grading system to each loan, and use an internal loan review specialist to review the loan underwriting of the portfolio and validate assigned loan grades. The internal loan review specialist also assesses the adequacy of and adherence to our loan policy, systemic risk that may be inherent in our practices and procedures, concentration risk and portfolio trends. Each loan officer is responsible for each loan he or she makes, its performance and grade integrity, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.

        On an ongoing basis, the internal loan review specialist monitors, tests and reviews various areas of the loan portfolio to assess and report risk to the Bank's senior management. This internal loan review is risk-based to measure areas of highest perceived risk. We also engaged a third party loan review specialist, to review our loan portfolio and to validate the work performed by our internal loan review specialist. The third party loan review specialist completed its review in October 2010 and generally focused on our non-covered loans with relationship balances exceeding $2 million, although they also reviewed a sample of our covered loans. Non-covered loans reviewed totaled $123.3 million, or approximately 57% of the gross balance in our non-covered loan portfolio as of September 30, 2010. The review assessed a variety of factors, including the accuracy of our risk ratings, our adherence to applicable regulations and bank policies, documentation exceptions and potential loan administration deficiencies. The third party loan review specialist also noted during the review that our underwriting and loan portfolio management was generally sound and recommended only one loan relationship for adverse classification. In addition, as our non-covered loan portfolio grows, management plans to increase the frequency of the external loan review from an annual to a semi-annual basis.

        We also manage our performing covered loans that are subject to loss share agreements with the FDIC to ensure continued coverage under the loss share agreements. Generally, under the Commercial Loss Agreement, coverage will be lost on a covered loan if we make certain advances, amendments, modifications, renewals or extensions that are not permitted under the agreement. For instance, coverage will be lost if we make any additional advance or commitment on a covered loan unless:

  •
  the advance or commitment is made within one year of the acquisition date;

  •
  total advances are less than 10% of the loan's book value; and

  •
  such advances are made in good faith and supported by documentation in the credit files and in accordance with our credit policy guidelines.

        Covered loans also cannot be amended, modified, renewed or extended, or any term, right or remedy thereunder waived, unless made in good faith and otherwise in accordance with our credit policy guidelines, provided that no such amendment, modification, renewal, extension or waiver can:

  •
  extend the term of the loan beyond the end of the final quarter in which the agreement terminates (or beyond the term of the loan as currently in effect);

  •
  increase the amount of principal under a term loan (unless such increase is a permitted advance described above); or

  •
  increase the maximum amount of principal authorized under a revolving line of credit.

        Under both the Single Family Loss Agreement and Commercial Loss Agreement, the FDIC is not required to make any payments with respect to any charge-off or loss event that it determines we should not have effected. For instance, under the Single Family Loss Agreement, the FDIC can deny coverage if it finds we failed to undertake reasonable and customary loss mitigation efforts in accordance with the applicable modification guidelines or failed to follow customary servicing procedures. Under both loss share agreements, the FDIC must provide the Bank with notice and an opportunity to cure any such deficiency. Any unresolved disputes with the FDIC regarding losses or payments will be subject to binding arbitration.

        We have developed a loan submission sheet for all credit personnel to help us track all actions with respect to loans covered under loss share. When we determine that a borrower is seeking an advance, amendment, modification, renewal or extension with respect to a covered loan, we first evaluate the covered loan as we would any other loan and seek to make the right banking decision. We then determine whether the terms, rates and collateral are in line with our loan policy and whether the customer demonstrates the ability to repay the loan. Because significant changes in the terms of the loan could negate our loss share protection, we may need to work with the customer to arrive at a solution other than amending the terms of the loan.

        The FDIC completed the Bank's first loss share compliance examination on October 15, 2010. We are in compliance in all material respects with the terms and conditions of each of our loss share agreements.

  Lending Limits

        Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the Bank's capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2010, our legal lending limits were approximately $42.6 million (15%) and $71.0 million (25%) and we maintained an internal lending limit of $20.0 million. We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits. In the current economic environment, however, it has been difficult to sell participations to other financial institutions. As market conditions improve and banks are in need of loan growth, however, we expect to be able to sell participations in soundly underwritten loans.

Deposit Products

        We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas. In addition, we offer certain retirement account services. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure will assist us in obtaining deposits from local customers in the future. Our local customer deposits were $2.4 billion at December 31, 2010, or 97.9% of our total deposits.

Employees

        As of December 31, 2010, we had 473 full-time employees and 22 part-time employees for a total of 495 employees.

SUPERVISION AND REGULATION

        Both State Bank Financial Corporation and State Bank and Trust Company are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises

        Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 18 months. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following regulatory and governmental actions have recently been enacted.

  Emergency Economic Stabilization Act

        On October 3, 2008, President Bush signed into law The Emergency Economic Stabilization Act of 2008 ("EESA"), which, among other provisions, allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

  Troubled Asset Relief Program

        On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Troubled Asset Relief Program (the "TARP") Capital Purchase Program (the "CPP") that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

  The American Recovery and Reinvestment Act

        On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

        On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, changes the oversight and supervision of financial institutions, introduces minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices. The act is focused in large part on the financial services industry, particularly large bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that will affect us, including:

  •
  Minimum Leverage and Risk-Based Capital Requirements.  Under the act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions.

  •
  Deposit Insurance Modifications.  The act modifies the FDIC's assessment base upon which deposit insurance premiums are calculated. The new assessment base will equal our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The act also makes permanent the increase in maximum federal deposit insurance limits from $100,000 to $250,000.

  •
  Creation of New Consumer Protection Bureau.  The act creates a new Bureau of Consumer Financial Protection within the Federal Reserve with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection will have broad rule-making authority for a wide range of consumer protection laws that apply to all insured depository institutions. The Bureau of Consumer Financial Protection has examination and enforcement authority over all depository institutions with more than $10 billion in assets. Depository institutions with $10 billion or less in assets, such as the Bank, will be examined by their applicable bank regulators.

  •
  Executive Compensation and Corporate Governance Requirements.  The act requires us to include, at least once every three years, a separate non-binding "say on pay" vote in our proxy statement by which shareholders may vote on the compensation of our named executive officers. In addition, the act also includes provisions that may impact our corporate governance. For instance, the act grants the SEC authority to issue rules that allow shareholders to nominate directors by using the company's proxy solicitation materials and requires the SEC to adopt rules:

  •
  prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and

  •
  requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

        Many provisions of the act require the adoption of additional rules to implement the changes. In addition, the act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

  Basel III

        Internationally, both the Basel Committee on Banking Supervision (the "Basel Committee") and the Financial Stability Board (established in April 2009 by the Group of Twenty ("G-20") Finance

Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system ("Basel III").

        On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.

        In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III." Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

        The Basel III final capital framework, among other things, (a) introduces as a new capital measure "Common Equity Tier 1" ("CET1"), (b) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (c) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (d) expands the scope of the adjustments as compared to existing regulations.

        When fully phased in on January 1, 2019, Basel III requires banks to maintain (a) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (b) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (c) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (d) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

        Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

        The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

        The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

  •
  3.5% CET1 to risk-weighted assets;

  •
  4.5% Tier 1 capital to risk-weighted assets; and

  •
  8.0% Total capital to risk-weighted assets.

        The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

        Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

        The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Further, new regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

State Bank Financial Corporation

        We own 100% of the outstanding capital stock of the Bank, and therefore we are required to be registered as a bank holding company under the federal Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and the regulations promulgated under it. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors our operations.

  Permitted Activities

        Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

  •
  banking or managing or controlling banks;

  •
  furnishing services to or performing services for its subsidiaries; and

  •
  any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  •
  factoring accounts receivable;

  •
  making, acquiring, brokering or servicing loans and usual related activities;

  •
  leasing personal or real property;

  •
  operating a non-bank depository institution, such as a savings association;

  •
  trust company functions;

  •
  financial and investment advisory activities;

  •
  conducting discount securities brokerage activities;

  •
  underwriting and dealing in government obligations and money market instruments;

  •
  providing specified management consulting and counseling activities;

  •
  performing selected data processing services and support services;

  •
  acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

  •
  performing selected insurance underwriting activities.

        As a bank holding company, we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

  Change in Control

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require Federal Reserve approval before any person or company acquires "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

  Source of Strength

        In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. If the Bank were to become "undercapitalized," we would be required to provide a guarantee of the Bank's plan to return to capital adequacy. (See "State Bank and Trust Company—Prompt Corrective Action" below.) Additionally, under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. In addition, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

  Capital Requirements

        The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under "State Bank and Trust Company—Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "State Bank and Trust Company—Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

State Bank and Trust Company

        The Bank operates as a state bank incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance and the FDIC. Deposits in the Bank are insured by the FDIC up to a maximum amount of $250,000.

        The Georgia Department of Banking and Finance and the FDIC regulate or monitor virtually all areas of the Bank's operations, including:

  •
  security devices and procedures;

  •
  adequacy of capitalization and loss reserves;

  •
  loans;

  •
  investments;

  •
  borrowings;

  •
  deposits;

  •
  mergers;

  •
  issuances of securities;

  •
  payment of dividends;

  •
  interest rates payable on deposits;

  •
  interest rates or fees chargeable on loans;

  •
  establishment of branches;

  •
  corporate reorganizations;

  •
  maintenance of books and records; and

  •
  adequacy of staff training to carry on safe lending and deposit gathering practices.

        The Georgia Department of Banking and Finance requires the Bank to maintain specified capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Georgia Department of Banking and Finance also requires the Bank to prepare quarterly reports on the Bank's financial condition in compliance with its minimum standards and procedures.

        All insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

  •
  internal controls;

  •
  information systems and audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  interest rate risk exposure; and

  •
  asset quality.

  Prompt Corrective Action

        As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

  •
  Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution:

  •
  has total capital ratio of 10% or greater; and

  •
  has a tier 1 capital ratio of 6% or greater; and

  •
  has a leverage capital ratio of 5% or greater; and

  •
  is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  •
  Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:

  •
  has a total capital ratio of 8% or greater; and

  •
  has a tier 1 capital ratio of 4% or greater; and

    •
    has a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

  •
  Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:

  •
  has a total capital ratio of less than 8%; or

  •
  has a tier 1 capital ratio of less than 4%; or

  •
  has a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

  •
  Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:

  •
  has a total capital ratio of less than 6%; or

  •
  has a tier 1 capital ratio of less than 3%; or

  •
  has a leverage capital ratio of less than 3%.

  •
  Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

        As a condition to the FDIC's approval of the Interagency Change in Control Application filed by Joseph W. Evans, J. Daniel Speight and Kim M. Childers (our new management team) in connection with the July 2009 private placement and acquisition, the Bank was required to execute a Capital Maintenance Agreement with the FDIC. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on July 23, 2012.

        If the FDIC determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the regulator is authorized to reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the "national rate" paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The "national rate" is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the "national rate" can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

        Moreover, if the institution becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The institution also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless it is determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital, to the owners of the institution if following such a distribution the institution would be undercapitalized.

        As of December 31, 2010, the Bank's regulatory capital surpassed the levels required to be considered "well capitalized" and met the requirements of the Capital Maintenance Agreement with the FDIC.

  Transactions with Affiliates and Insiders

        The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

        Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

        The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Those extensions of credit:

  •
  must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

  •
  must not involve more than the normal risk of repayment or present other unfavorable features.

  Branching

        Under current Georgia law, we may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank will be able to acquire branches of existing banks located in Georgia. Furthermore, the Dodd-Frank Wall Street Reform and Consumer Protection Act authorizes a state or national bank to branch into any state as if they were chartered in that state.

  Anti-Tying Restrictions

        Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that:

  •
  the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or its subsidiaries; or

  •
  the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.

Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

  Community Reinvestment Act

        The Community Reinvestment Act requires a financial institution's primary regulator, which is the FDIC for the Bank, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various Community Reinvestment Act-related agreements.

  Finance Subsidiaries

        Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

  Consumer Protection Regulations

        Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

  •
  the Dodd-Frank Wall Street Reform and Consumer Protection Act that created the Bureau of Consumer Financial Protection within the Federal Reserve, which has broad rule-making authority over a wide range of consumer laws that apply to all insured depository institutions;

  •
  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  •
  the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

  •
  the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

  •
  the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of the Bank also are subject to:

  •
  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

  Enforcement Powers

        The Bank and its "institution-affiliated parties," including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,375,000 a day for those violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

  Anti-Money Laundering

        Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006, as described below. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

  USA PATRIOT Act

        The USA PATRIOT Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

  •
  requiring standards for verifying customer identification at account opening;

  •
  rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  •
  reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

  •
  filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        The USA PATRIOT Act requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

        Under the USA PATRIOT Act, the Federal Bureau of Investigation can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

  The Office of Foreign Assets Control

        The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress.

OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze the account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

  Privacy and Credit Reporting

        Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank's policy is not to disclose any personal information unless required by law.

        Like other lending institutions, the Bank uses credit bureau data in its underwriting activities. Use of that data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the act.

  Payment of Dividends

        The Company is a legal entity separate and distinct from its subsidiary. While there are various legal and regulatory limitations under federal and state law on the extent to which our Bank can pay dividends or otherwise supply funds to the Company, the principal source of the Company's cash revenues is dividends from our Bank. The relevant federal and state regulatory agencies also have authority to prohibit a bank or bank holding company, which would include the Company and the Bank, from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

        Under Georgia law, the prior approval of the Georgia Department of Banking and Finance is required before any cash dividends may be paid by a state bank if:

  •
  total classified assets at the most recent examination of the bank exceed 80% of the equity capital (as defined, which includes the reserve for loan losses) of the bank;

  •
  the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; and

  •
  the ratio of equity capital to adjusted total assets is less than 6%.

        In addition, under the Georgia Department of Banking and Finance's letter dated July 24, 2009, issuing its approval of the Interagency Notice of Change in Control filing with respect to the Bank, for a period of three years after consummation of the change in control transaction, the Bank must also obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company. The Bank received approval from the Georgia Department of Banking and Finance to make a $718,000 dividend payment to the Company to fund its expected operating expenses for 2010. In addition, during the first three years of the Company's operations, the Company may not pay dividends without the prior written approval of the Georgia Department of Banking and Finance.

  Check 21

        The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

  •
  allowing check truncation without making it mandatory;

  •
  requiring every financial institution to communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

  •
  legalizing substitutions for and replacements of paper checks without agreement from consumers;

  •
  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

  Effect of Governmental Monetary Policies

        Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important effect on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in monetary and fiscal policies.

  Insurance of Accounts and Regulation by the FDIC

        Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

        Due to the large number of recent bank failures and the FDIC's new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009 that raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution's assessment base for the second quarter of 2009. In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.

        In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.

        The second proposal changes the deposit insurance assessment system for large institutions (those with at least $10 billion in assets) in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC's goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

        In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC's comprehensive, long-range management plan for the Deposit Insurance Fund.

        In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits.

        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, remain insured for a period of six months to two years, as determined by the FDIC.

  Limitations on Incentive Compensation

        In June 2010, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Office of Thrift Supervision issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

        The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

  Proposed Legislation and Regulatory Action

        New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 1A.    Risk Factors.

        Our business is subject to certain risks, including those described below. If any of the events described in the following risk factors actually occurs then our business, results of operations and financial condition could be materially adversely affected. More detailed information concerning these risks is contained in other sections of this report, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Related to Our Business

Recent negative developments in the financial industry and the current economic environment pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

        We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Recent negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general, and the economy continued to be weak through 2010, both nationally and in our Georgia markets. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions, and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.

        Financial institutions like us have been, and may continue to be, affected by sharp declines in the real estate market, including falling home prices and increasing delinquencies, foreclosures and increased unemployment. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. Those concerns have lead to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. We do not expect these difficult conditions to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects on us.

        As a result, we may face the following risks:

  •
  economic conditions that negatively affect housing prices and the job market may cause the credit quality of our loan portfolios to deteriorate;

  •
  market developments that affect consumer confidence may cause adverse changes in payment patterns by our customers, causing increases in delinquencies and default rates on loans and other credit facilities;

  •
  the processes that we use to estimate our allowance for loan losses and reserves may no longer be reliable because they rely on judgments, such as forecasts of economic conditions, that may no longer be capable of accurate estimation;

  •
  the value of our securities portfolio may decline; and

  •
  we face increased regulation of our industry, and the costs of compliance with such regulation may increase.

        These conditions or similar ones may continue to persist or worsen, causing us to experience continuing or increased adverse effects on our business, financial condition, results of operations and the price of our common stock.

A further adverse change in real estate market values may result in losses and otherwise adversely affect our profitability.

        As of December 31, 2010, approximately 84.6% of our non-covered loan portfolio (those loans not covered by loss share agreements with the FDIC) was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The recent negative developments in the financial industry and economy as a whole have adversely affected the real estate market values generally and in our market areas in Georgia specifically and may continue to decline. For example, based on information gathered by CoStar Group, Inc., commercial real estate property values in the Atlanta market have decreased from January 1, 2008 through December 31, 2010 as follows: office values decreased by 61%; retail values decreased by 61%; and industrial values decreased by 38%. The majority of our non-covered loans were originated after September 2009. From September 2009 through December 31, 2010, office and industrial values remained steady and retail values declined by 13%. As of December 31, 2010, approximately 77.8% of our non-covered loan portfolio consists of loans secured by commercial real estate, comprising $266.8 million of total loans, with approximately 33.4% of the commercial real estate property underlying those loans located in our Atlanta market.

        A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive on the sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our profitability and financial condition may be adversely affected by a further decrease in real estate market values. As of December 31, 2010, approximately 71.9% of the property underlying our non-covered real estate loans is located in our Atlanta and Middle Georgia markets.

If, over the next three or four years, we are unable to replace the revenue we expect to derive from the continued realization of accretable discounts on our acquired loans and the FDIC receivable with new loans and other earning assets, our financial condition and earnings may be adversely affected.

        As a result of the ten FDIC-assisted acquisitions we have made over the past 18 months and the negative purchase price associated with each acquisition, we anticipate that a significant portion of our income over the next three to four years will be derived from the continued realization of accretable discounts on the loans that we purchased in our FDIC-assisted acquisitions and from the FDIC receivable. For year ended December 31, 2010, we recognized $98.3 million of income, or 49.1% of our total income from the period, from the realization of accretable discounts on our acquired loans and the FDIC receivable. The accretable discount on the acquired loans will be recognized into interest income over the estimated life of the covered loan portfolio. Furthermore, the discount recorded on the FDIC receivable will be accreted into non-interest income using the level yield method over the estimated life of the receivable. During the period, if we are unable to replace our acquired loans and the related accretion with new performing loans and other earning assets due to a decline in loan demand, competition from other financial institutions in our markets or if current economic conditions continue or further deteriorate, our financial condition and earnings may be adversely affected.

We may decide to make future acquisitions, which could expose us to additional risks.

        We periodically evaluate opportunities to acquire additional financial institutions, including additional purchases from the FDIC. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity.

        Our acquisition activities could be material and could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

        Our acquisition activities could involve a number of additional risks, including the risks of:

  •
  incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management's attention being diverted from the operation of our existing business;

  •
  using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

  •
  incurring time and expense required to integrate the operations and personnel of the combined businesses, creating an adverse short-term effect on results of operations; and

  •
  losing key employees and customers as a result of an acquisition that is poorly received.

We may be exposed to difficulties in combining the operations of acquired institutions, including the ten banks we acquired from the FDIC, into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

        We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities, including our recent acquisition of the ten separate banks we acquired from the FDIC, as receiver. Inherent uncertainties exist in integrating the operations of an acquired institution. In addition, the markets in which we and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of an acquired institution as a result of an acquisition. We also may lose key personnel from the acquired institution as a result of an acquisition. We may not discover all known and unknown factors when examining an institution for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences. Undiscovered factors as a result of an acquisition could bring civil, criminal and financial liabilities against us, our management and the management of the institutions we acquire. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all.

Our business is subject to interest rate risk, and fluctuations in interest rates may adversely affect our earnings and capital levels and overall results.

        The majority of our assets are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. Our earnings depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, this "gap" may work against us, and our earnings may be adversely affected.

        An increase in the general level of interest rates may also, among other things, adversely affect the demand for loans and our ability to originate loans. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.

        Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder and instability in domestic and foreign financial markets. We may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels and overall results.

We depend on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.

        Our success largely depends on the continued service and skills of our existing management team, including Joseph W. Evans, our Chairman and Chief Executive Officer, J. Daniel Speight, our Vice Chairman and Chief Operating Officer, Kim M. Childers, our President and Chief Credit Officer, Stephen W. Doughty, our Chief Banking Officer and Executive Risk Officer and John S. Poelker, our Executive Vice President and Chief Financial Officer, as well as other key employees with long-term customer relationships. Our growth strategy is built primarily on our ability to retain employees with experience and business relationships within their respective segments. The loss of one or more of these key personnel could have an adverse effect on our business because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel.

Our management team's strategies for the enhancement of shareholder value may not succeed.

        Our management team is taking actions to enhance shareholder value, including consolidating operation centers, reviewing personnel, assembling a team for correspondent banking and purchasing performing loans from the FDIC and others, and continuing to review FDIC-assisted deals on a whole bank and deposit only basis. These actions may not enhance shareholder value.

FDIC-assisted acquisition opportunities may not become available to us, and increased competition may make it more difficult for us to bid on failed bank transactions on terms we consider to be acceptable.

        Our near-term business strategy includes consideration of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-sharing arrangements with the FDIC that limit the acquirer's downside risk on the purchased loan portfolio and, apart from our assumption of deposit liabilities, we have significant discretion as to the nondeposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become very competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

        We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC and the Georgia Department of Banking and Finance. Our compliance with these regulations is costly and restricts our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits. Many of these regulations are intended to protect depositors, the public and the FDIC rather than our shareholders. The laws and regulations applicable to the banking industry are changing rapidly to reflect the government's concerns about the economy and the banking system, and these changes may adversely affect our business and profitability. Changes to statutes, regulations or regulatory policies, and the interpretation and implementation of new statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products.

        In addition, following the effective date of our registration statement on Form 10 on December 28, 2010, we became subject to the requirements of the Sarbanes-Oxley Act of 2002. Failure to have in place adequate programs and procedures could cause us to have weakness in our internal control environment, putting us and our shareholders at risk of loss.

        These and other potential changes in government regulation or policies could increase our costs of doing business and could adversely affect our operations and the manner in which we conduct our business.

Regulatory reform of the U.S. banking system may adversely affect us.

        On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act which, among other things, changes the oversight and supervision of financial institutions, introduces minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices.

        Other recent developments include:

  •
  the Federal Reserve's proposed guidance on incentive compensation policies at banking organizations; and

  •
  proposals to limit a lender's ability to foreclose on mortgages or make those foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to "cram down" the value of certain mortgages on a consumer's principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home.

        These initiatives may increase our expenses or decrease our income. Further, the overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain, and they may not have the intended results. These efforts may even have unintended harmful consequences on the U.S. financial system and our business. Should these or other legislative or regulatory initiatives have unintended effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

        In addition, we may need to modify our strategies and business operations in response to these changes. We may also incur increased capital requirements and constraints or additional costs to satisfy new regulatory requirements. Given the volatile nature of the current market and the uncertainties underlying efforts to mitigate or reverse disruptions, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Recent legislative and regulatory initiatives to address the current difficult market and economic conditions may not achieve the desired effect.

        Beginning in October 2008, a host of legislation and regulation has been enacted in response to the financial crises affecting the banking system and financial markets and the threats to investment banks and other financial institutions. These include the following:

  •
  On October 3, 2008, President Bush signed into law Emergency Economic Stabilization Act ("EESA"), under which the U.S. Treasury Department has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions under the Troubled Asset Relief Program for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

  •
  On October 14, 2008, the Treasury Department announced the Capital Purchase Plan under the EESA under which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.

  •
  On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program under which the FDIC will guarantee certain "newly-issued unsecured debt" of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts.

  •
  On February 10, 2009, the Treasury Department announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

  •
  On February 18, 2009, President Obama signed the American Recovery and Reinvestment Act, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

  •
  On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.

  •
  On March 23, 2009, the Treasury Department announced the Public-Private Investment Program, which will purchase real estate related loans from banks and securities from the broader markets, and is intended to create a market for those distressed debt and securities.

        Each of these programs was implemented to help stabilize and provide liquidity to the financial system. However, the long-term effect that these or any other governmental program may have on the financial markets or our business or financial performance is unknown. A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We will incur increased costs as a result of being a public company.

        As a privately held company, we were not responsible for the corporate governance and financial reporting practices and policies required of a publicly traded company. Following the effective date of our registration statement on December 28, 2010, we are now a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur in the past and are not reflected in our historical financial statements. In addition, the Sarbanes-Oxley Act, as well as new rules implemented by the SEC under the Dodd-Frank Act, will require changes in corporate governance practices. We expect that these rules and regulations will increase our legal and financial compliance costs.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will be adversely affected.

        Our success depends significantly on the quality of our assets, particularly loans. Like other financial institutions, we are exposed to the risk that our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. As a result, we may experience significant loan losses that may have a material adverse effect on our operating results and financial condition.

        We maintain an allowance for loan losses with respect to our non-covered loan portfolio not subject to loss share agreements with the FDIC, in an attempt to cover loan losses inherent in our loan portfolio. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectibility of our loan portfolio, including the diversification in our loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period and the amount of non-performing loans and related collateral security. If our assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan losses would materially decrease our net income and adversely affect our financial condition generally.

        In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than our management. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

We are exposed to higher credit risk by construction and development, commercial real estate, and commercial and industrial lending.

        Construction and development, commercial real estate, and commercial and industrial lending usually involve higher credit risks than single-family residential lending. As of December 31, 2010, the following loan types accounted for the stated percentages of our total loan portfolio: real estate construction and development—26.9%, commercial real estate—43.0%, and commercial and industrial—9.8%. As of December 31, 2010, of these loans, 63.5% are covered by loss share agreements with the FDIC. However, over time, we expect that the number of non-covered loans in these categories will increase. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

        Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.

A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

        Risk of loss on a construction and development loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing and the builder's ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

        Commercial and industrial loans are typically based on the borrowers' ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

        Construction and development loans, commercial real estate loans, and commercial and industrial loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

        As of December 31, 2010, our outstanding commercial real estate loans were equal to 225.3% of our total capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Changes in local economic conditions where we operate could have a negative effect.

        Our success depends significantly on growth in population, income levels, deposits and housing starts in our markets in Georgia. The local economic conditions in these areas have a significant effect on our loans, the ability of borrowers to repay our loans, and the value of the collateral securing our loans. Adverse changes in, and further deterioration of, the economic conditions of the Southeastern United States in general or any one or more of our local markets could negatively affect our financial condition, results of operations and our profitability. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

  •
  loan delinquencies may increase;

  •
  problem assets and foreclosures may increase;

  •
  demand for our products and services may decline; and

  •
  collateral for loans that we make, especially real estate, may decline in value, in turn reducing a customer's borrowing power, and reducing the value of assets and collateral associated with our loans.

We face strong competition for customers, which could prevent us from obtaining customers or may cause us to pay higher interest rates to attract customer deposits.

        The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. Customer loyalty can be easily influenced by a competitor's new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as SunTrust Bank, Bank of America, Wells Fargo and BB&T. We also compete with local community banks in our market. We may not be able to compete successfully with other financial institutions in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

Future growth or operating results may require us to raise additional capital, but that capital may not be available or may be dilutive.

        We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our operations and any future growth.

        Our ability to raise capital will depend on conditions in the capital markets, which are outside of our control and largely do not depend on our financial performance. Accordingly, we may be unable to raise capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These restrictions could negatively affect our ability to operate or further expand our operations through loan growth, acquisitions or the establishment of additional branches. These restrictions may also result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

        FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC required financial institutions, such as the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund. The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011. If FDIC deposit insurance premiums and assessments continue to increase, it could adversely affect our financial condition.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

        The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider "critical" because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

        We will have to respond to future technological changes. Specifically, if our competitors introduce new banking products and services embodying new technologies, or if new banking industry standards and practices emerge, then our existing product and service offerings, technology and systems may be impaired or become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, then we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

Our inability to use a short form registration statement on Form S-3 may affect our short-term ability to access the capital markets.

        A registration statement on Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings "off the shelf" under Rule 415 of the Securities Act. The shelf registration process under Form S-3, combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering on Form S-1. One of the requirements for Form S-3 eligibility is for an issuer to have been subject to the reporting requirements for the 12-month period immediately preceding the filing of the Form S-3. Because we did not become subject to the reporting requirements of the Exchange Act until our registration statement on Form 10 became effective on December 28, 2010, we will not be able to use Form S-3 until December 28, 2011. We may experience delays in our ability to raise capital in the capital markets during the period that we are unable to use Form S-3. Any such delay may result in offering terms that may not be advantageous to us or may cause us not to obtain capital in a timely fashion to execute our business strategies.

Risks Related to the Acquisition of the Acquired Banks

We are subject to risks related to FDIC-assisted transactions.

        The ultimate success of our past FDIC-assisted transactions, and any FDIC-assisted transactions in which we may participate in the future, will depend on a number of factors, including our ability:

  •
  to fully integrate, and to integrate successfully, the branches acquired into the Bank's operations;

  •
  to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (loans) acquired in FDIC-assisted transactions;

  •
  to retain existing deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired banks;

  •
  to effectively compete in new markets in which we did not previously have a presence;

  •
  to deploy the cash received in the FDIC-assisted transactions into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

  •
  to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable overall efficiency ratio;

  •
  to retain and attract the appropriate personnel to staff the acquired branches;

  •
  to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches; and

  •
  to reasonably estimate cash flows for acquired loans to mitigate exposure greater than estimated losses at the time of acquisition.

        As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches as is often the case with FDIC-assisted transactions, there may be higher than average levels of service disruptions that would cause inconveniences to our new customers or potentially increase the effectiveness of competing financial institutions in attracting our customers. We anticipate challenges and opportunities because of the unique nature of each acquisition. Integration efforts will also likely divert our management's attention and resources. We may be unable to integrate acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage effectively any growth resulting from FDIC-assisted transactions.

        Our willingness and ability to grow acquired branches following FDIC-assisted transactions depend on several factors, most importantly the ability to retain the key personnel whom we hire or transfer in connection with FDIC-assisted transactions. Our failure to retain these employees could adversely affect the success of FDIC-assisted transactions and our future growth.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

        We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets we acquired in connection with our recent FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, any merger or consolidation of the Bank or any public or private offering of common stock by us that would increase our outstanding shares by more than 9% requires the consent of the FDIC.

        When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the acquisition of the Acquired Banks and the loss sharing agreement with the FDIC may not cover all of those charge-offs.

        In connection with the acquisition of the Acquired Banks, we acquired a significant portfolio of loans. Although we have marked down the loan portfolios we have acquired, the non-impaired loans we acquired may become impaired or may further deteriorate in value, resulting in additional charge-offs to the loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and consequently reduce our capital. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired through the acquisition of the Acquired Banks.

        Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired through the Acquired Banks, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms (10 years for losses on single-family residential real estate loans, five years for losses on non-residential real estate loans and eight years with respect to recoveries on non-residential real estate loans). Therefore, the FDIC will not reimburse us for any charge-off or related losses that we experience after the term of the loss share agreements, and any such charge-offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our losses could increase.

The FDIC requires that we make a "true-up" payment to the FDIC if our realized losses are less than expected.

        The loss share agreements between the Bank and the FDIC with respect to The Buckhead Community Bank, First Security National Bank, NorthWest Bank and Trust and United Americas Bank, N.A. each contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses of each of these acquired banks are less than expected. The "true-up" calculation is scheduled to be made as of the 45th day following the last day of the calendar month of the tenth anniversary of the closing of the acquisitions of The Buckhead Community Bank, First Security National Bank, NorthWest Bank and Trust and United Americas Bank, N.A. Any such "true-up" payment could have a negative effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

Although we have applied to list our shares on NASDAQ, we may not be successful in listing our shares. In that event, the lack of any established trading market may significantly restrict our shareholders' ability to sell shares of our common stock.

        There is no established trading market for our common stock. The absence of an active trading market may significantly restrict our shareholders' ability to transfer shares of our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market or how liquid that market might become. We applied to list our shares of common stock on NASDAQ in the first quarter of 2011. NASDAQ has its own listing criteria, including criteria related to minimum bid price, public float, market makers, minimum number of round lot holders and board independence requirements, that we may not meet.

        In addition, even if our common stock is approved for listing on NASDAQ, we will have no prior public trading history, and thus there is no way to determine the prices or volumes at which our common stock will trade. Holders of shares of our common stock may not be able to resell the shares at or near their original acquisition price, or at any price. Additionally, NASDAQ has its own corporate governance and other requirements that we must meet to maintain our listing. If we qualify for listing and subsequently fail to meet the ongoing listing requirements of the exchange, our shares could be delisted.

Shares of our common stock are subject to dilution.

        As of March 15, 2011, we had approximately 31,610,904 shares of common stock issued and outstanding and warrants outstanding to purchase another 2,715,561 shares of our common stock. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, then the issuance will result in dilution to each shareholder by reducing the shareholder's percentage ownership of the total outstanding shares of our common stock.

Our board of directors may issue shares of preferred stock that would adversely affect the rights of our common shareholders.

        Our authorized capital stock includes 2,000,000 shares of preferred stock of which no preferred shares are issued and outstanding. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine:

  •
  the designation of, and the number of, shares constituting each series of preferred stock;

  •
  the dividend rate for each series;

  •
  the terms and conditions of any voting, conversion and exchange rights for each series;

  •
  the amounts payable on each series on redemption or our liquidation, dissolution or winding-up;

  •
  the provisions of any sinking fund for the redemption or purchase of shares of any series; and

  •
  the preferences and the relative rights among the series of preferred stock.

We could issue preferred stock with voting and conversion rights that could adversely affect the voting power of the shares of our common stock and with preferences over the common stock with respect to dividends and in liquidation.

We do not anticipate declaring dividends in the foreseeable future.

        Holders of our common stock are not entitled to receive dividends unless our board of directors declares them. Since the inception of the Company in January 2010, we have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future. The Company's principal source of funds to pay dividends is the cash dividends that it receives from the Bank. Under the Georgia Department of Banking and Finance's letter dated July 24, 2009 issuing its approval of the Interagency Notice of Change in Control application filed by Joseph W. Evans, J. Daniel Speight and Kim M. Childers, with respect to the Bank, the Bank must obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company, until July 2012. In addition, during the first three years of the Company's operations, the Company may not pay dividends without the prior written approval of the Georgia Department of Banking and Finance. Even after these conditions expire, our ability to pay dividends will be limited by regulatory restrictions, our financial condition, results of operations, capital requirements, level of indebtedness and other factors as our board of directors deems relevant.

Our securities are not FDIC insured.

        Our securities, including our common stock, are not savings or deposit accounts or other obligations of the Bank, are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of principal.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our administrative office, which includes a full service branch, is located at 415 East Paces Ferry, Atlanta, Georgia 30305 and the Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210. In addition, the Bank operates 20 additional branches located in Bibb, Cobb, Dooly, Houston, Fulton, Gwinnett and Jones Counties, Georgia. The address locations of these branches are provided below.

Branch	Address	City, State, Zip	Lease/Own
Alpharetta	2380 Old Milton Parkway	Alpharetta, Georgia 30008	Own
Bass Road	1535 Bass Road	Macon, Georgia 31210	Own
Buford Highway	4997 Buford Highway	Chamblee, Georgia	Lease
Chastain	4241 Roswell Road	Atlanta, Georgia 30342	Own
Gray	282 W. Clinton Street	Gray, Georgia 31032	Own
Hartley Bridge	4315 Hartley Bridge Road	Macon, Georgia 31216	Own
Houston Lake	119 S. Houston Lake Road	Warner Robins, Georgia 31088	Own
Highway 96	849 Warren Drive	Warner Robins, Georgia 31088	Own
Log Cabin	4699 Log Cabin Drive	Macon, Georgia 31206	Own
Marietta	250 Church Street	Marietta, Georgia 30060	Lease
Midtown	860 Peachtree Street, Suite J	Atlanta, Georgia 30308	Lease
Norcross	6170 Peachtree Parkway	Norcross, Georgia 30092	Own
Northeast	614 Shurling Drive	Macon, Georgia 31201	Own
Perry	1208 Washington Street	Perry, Georgia 31069	Own
Pinehurst	321 Fullington Avenue	Pinehurst, Georgia 31070	Own
Pio Nono	3945 Pio Nono Avenue	Macon, Georgia 31206	Own
Riverside	2918 Riverside Drive	Macon, Georgia 31204	Own
Unadilla	2206 Pine Street	Unadilla, Georgia 31091	Own
Walnut	700 Walnut Street	Macon, Georgia 31201	Own
Zebulon	5980 Zebulon Road	Macon, Georgia 31210	Own

        We lease our administrative office and own the Bank's main office location. In connection with our acquisition of NorthWest Bank and Trust from the FDIC, pursuant to the terms and conditions of the purchase and assumption agreement, we intend to purchase its branch office location in Marietta, Georgia. To date, however, we have not finalized the terms and conditions associated with such purchase with the FDIC. The approximate value of the initial commitment to purchase this location from the FDIC was $750,000. In connection with our acquisition of United Americas Bank from the FDIC, we have closed one of their two branches and we are leasing the remaining branch in Chamblee, Georgia from the FDIC.

Item 3.    Legal Proceedings.

        We are not a party to any material pending legal proceedings, other than ordinary routine litigation incident to our business.

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        As of March 15, 2011, we had 31,610,904 shares of common stock issued and outstanding and approximately 248 shareholders of record. In addition, we have issued warrants to purchase 2,715,561 shares of our common stock. No public market exists for our common stock, and there can be no assurance that a public trading market for our common stock will develop. Our common stock is presently quoted on the OTCQB under the symbol "STBZ." OTCQB securities are quoted on OTC Market Group's quotation and trading system. In 2010, our common stock was considered a "grey market" security. Trades in grey market stocks are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume information. Because grey market securities are not traded or quoted on an exchange or interdealer quotation system, investors' bids and offers are not collected in a single location and market transparency is diminished.

        The following table contains a summary of the high and low sales price for our common stock for the periods indicated.

	Price Range(1)
Quarter	High	Low
Fourth Quarter 2009(2)	$14.00	$14.00
First Quarter 2010(2)	$14.00	$14.00
Second Quarter 2010(2)	$16.00	$16.00
Third Quarter 2010	$16.00	$15.25
Fourth Quarter 2010	$16.00	$14.00

(1)
Based on information gathered from OTC Markets.

(2)
Trades reported before the holding company reorganization on July 23, 2010.

        We have not declared or paid any cash dividends on our common stock. For the foreseeable future we do not intend to declare cash dividends and instead we plan to retain earnings to grow our business. Our ability to pay dividends depends on the ability of the Bank to pay dividends to us. Under Georgia law, the prior approval of the Georgia Department of Banking and Finance is required before the Bank may pay any cash dividends if:

  (a)
  total classified assets at the Bank's most recent examination exceed 80% of equity capital (which includes the reserve for loan losses);

  (b)
  the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits for the previous calendar year; or

  (c)
  the Bank's ratio of equity capital to adjusted total assets is less than 6%.

For a period of three years after consummation of the July 24, 2009 change in control transaction, the Bank must also obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company. The Bank received approval from the Georgia Department of Banking and Finance to make a $718,000 dividend payment to the Company to fund its 2010 operating expenses. In addition, during the first three years of our operations, we may not pay dividends without the prior written approval of the Georgia Department of Banking and Finance.

        On October 14, 2010, we sold 69,927 shares of our common stock and warrants to purchase 59,927 shares of our common stock for $11.21 per share to certain members of the Bank's senior management and one of our directors for aggregate gross proceeds of $922,912. Each warrant issued was fully exercisable on the date of grant and remains exercisable for a 10-year period following the date of grant. The shares and warrants were sold in reliance upon the exemption from registration for transactions not involving a public offering under Section 4(2) of the Securities Act, and, in particular, the safe harbor provisions afforded by Rule 504 of Regulation D, as promulgated thereunder.

        On July 23, 2010, we consummated our plan of reorganization and share exchange with the Bank pursuant to which we have issued 31,540,977 shares of our common stock in exchange for 31,540,977 shares of the Bank's common stock pursuant to the exemption from registration contained in Section 3(a)(12) of the Securities Act.

Item 6.    Selected Financial Data.

Selected Financial Data

        The following table provides summary historical consolidated financial information for the periods and as of dates indicated. You should read this information in conjunction with our audited consolidated financial statements, including the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The historical information at December 31, 2010 and 2009 and for the successor period from July 24, 2009 through December 31, 2009, the predecessor period from January 1, 2009 through July 23, 2009 and for the fiscal year ended December 31, 2008 is derived from our audited consolidated financial statements that appear in this report. The historical information at December 31, 2007 and 2006 and for the fiscal years ended December 31, 2007 and 2006 is derived from our audited financial statements that do not appear in this report. The historical results shown below and elsewhere in this report are not necessarily indicative of our future performance.

	At December 31,
	2010	2009	2008	2007	2006
(in thousands)	Successor Period		Predecessor Period
Selected Balance Sheet Data:
Assets	$2,828,579	$2,497,958	$33,591	$27,623	$20,452
Investment securities	405,581	317,988	3,008	4,031	3,984
FDIC receivable for loss share agreements, net	494,428	605,502	—	—	—
Other real estate owned:
Not covered under FDIC loss share agreements	75	120	73	—	—
Covered under FDIC loss share agreements, net	155,981	141,690	—	—	—
Loan receivable:
Not covered under FDIC loss share agreements	342,849	47,389	22,539	19,189	11,669
Covered under FDIC loss share agreements, net	934,967	1,134,499	—	—	—
Allowance for loan losses	5,351	2,524	445	316	139
Goodwill and other intangible assets, net	9,194	12,334	—	—	—
Deposits	2,421,926	2,153,791	26,061	21,347	13,977
Shareholders' equity	359,343	310,764	5,646	6,106	6,384

	December 31, 2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Interim Period from January 1, 2009 to July 23, 2009	2008	2007	2006
(in thousands, except per share data)	Successor Period		Predecessor Period
Selected Results of Operations Data:
Interest income	$168,243	$57,843	$1,114	$1,917	$1,789	$939
Interest expense	37,240	14,741	500	823	585	229
Net interest income	131,003	43,102	614	1,094	1,204	710
Provision for loan losses	3,955	2,689	261	312	196	117
Net interest income after provision for loan losses	127,048	40,413	353	782	1,008	593
Noninterest income	32,053	10,293	119	177	132	52
Noninterest expenses	86,242	22,345	719	1,481	1,446	1,244
Income (loss) before income taxes	72,859	28,361	(247)	(522)	(306)	(599)
Income taxes	27,313	10,339	—	—	—	—

Net income (loss)	$45,546	$18,022	$(247)	$(522)	$(306)	$(599)

Per Share Data:
Earnings (loss):
Basic	$1.44	$0.59	$(0.32)	$(0.68)	$(0.40)	$(0.78)
Diluted	1.40	0.58	(0.32)	(0.68)	(0.40)	(0.78)
Tangible book value	$11.08	$9.46	$7.04	$7.36	$7.96	$8.32
Weighted average shares outstanding:
Basic	31,559	30,584	767	767	767	767
Diluted	32,469	31,014	767	767	767	767
Performance Ratios:
Return on average assets	1.73%	2.04%	(1.25)%	(1.69)%	(1.33)%	(3.73)%
Return on average equity	13.66%	14.14%	(7.61)%	(8.73)%	(4.87)%	(9.04)%
Net interest margin(1)(4)	5.18%	4.73%	3.33%	3.83%	4.36%	5.30%
Interest rate spread(2)(4)	4.85%	4.19%	2.65%	2.98%	5.78%	4.73%
Efficiency ratio(3)(4)	52.89%	41.69%	98.09%	116.52%	108.23%	163.25%
Average interest-earning assets to average interest-bearing liabilities	122.21%	133.46%	125.11%	129.45%	150.49%	198.31%
Average loans receivable to average deposits	50.90%	61.51%	87.89%	105.13%	115.94%	95.41%
Asset Quality:
Non-performing loans to loans receivable:(5)(7)
Covered under loss shares agreements with the FDIC	34.41%	26.61%	—	—	—	—
Not covered under loss shares agreements with the FDIC	1.19%	1.17%	0.68%	0.83%	0.05%	—
Non-performing assets to total assets:(6)(8)
Covered under loss shares agreements with the FDIC	24.23%	52.23%	—	—	—	—
Not covered under loss shares agreements with the FDIC	0.15%	0.06%	0.70%	0.77%	0.03%	—
Allowance for loan losses to non-covered loans receivable	1.56%	5.33%	2.72%	1.96%	1.65%	1.19%
Capital Ratios:
Average equity to average assets	12.70%	14.41%	16.11%	19.35%	27.23%	41.21%
Leverage ratio	12.77%	14.57%	18.08%	18.05%	23.23%	37.88%
Tier 1 risk-based capital ratio(9)	43.56%	30.60%	20.54%	21.60%	27.13%	45.91%
Total risk-based capital ratio(9)	44.23%	30.85%	21.56%	22.67%	28.38%	46.91%

(1)
Net interest income divided by average interest-earning assets.

(2)
Yield on interest-earning assets less costs of interest-bearing liabilities.

(3)
Noninterest expenses divided by net interest income and noninterest income.

(4)
Calculated on a fully tax-equivalent basis.

(5)
Non-performing loans include nonaccrual loans, net of contractual interest, and loans past due 90 days or more and still accruing interest.

(6)
Non-performing assets are non-performing loans plus other real estate.

(7)
Ratio of non-covered non-performing loans to non-covered loans receivable and covered non-performing loans to covered loans receivable.

(8)
Ratio of non-covered non-performing assets to non-covered assets and covered non-performing assets to covered assets.

(9)
The increase in our risk-based capital ratios from December 31, 2009 to December 30, 2010 resulted from the FDIC Financial Institutions Letter (FIL-7-2010) dated February 26, 2010, entitled "Regulatory Capital Standards Clarification of the Risk Weights for FDIC Claims and Guarantees," which clarifies that the FDIC receivable may be assigned a zero risk weight.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

        We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this report.

Overview

        On July 23, 2010, the Company became the bank holding company of the Bank under a plan of reorganization and share exchange that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at the annual meeting held on March 11, 2010. The Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia. From October 2005 until July 23, 2009, the Bank operated as a small community bank with two branch offices located in Dooly County, Georgia with total assets of approximately $33.6 million, total loans receivable of approximately $22.5 million, total deposits of approximately $26.1 million and total shareholders' equity of approximately $5.7 million at December 31, 2008.

        On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. Immediately following the private offering, these investors owned approximately 97% of the Bank's outstanding common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. As a result of the private offering and the acquisitions described below, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank operating 22 full service branches throughout middle Georgia and metropolitan Atlanta. As of December 31, 2010, our total assets were approximately $2.8 billion, our total loans receivable were approximately $1.3 billion, our total deposits were approximately $2.4 billion and our total shareholders' equity was approximately $359.3 million.

        As a result of the private offering and change in control transaction, we applied the push-down basis of accounting to our 2009 audited financial statements. Our 2009 financial statements present two periods that reflect our historical basis of accounting for the period from January 1, 2009 through July 23, 2009 (the "predecessor period") and our new basis of push-down accounting for the period from July 24, 2009 through December 31, 2009 (the "successor period").

        Our 2009 acquisitions resulted in total assets acquired of approximately $3.0 billion, compared to the Bank's total asset size of only $33.6 million at December 31, 2008, an increase of almost 9,000%. Given the enormous change in assets and the similar changes in deposits, shareholders' equity and earnings from the predecessor period to the successor period, the discussion in this section of our annual report on Form 10-K primarily focuses on 2010 and the successor period in 2009. Although we have included a summary discussion and analysis of our results of operations for the predecessor period from January 1, 2009 through July 23, 2009 and the year ended December 31, 2008, and of our financial condition as of December 31, 2008, we believe that the financial information for the periods before July 24, 2009 does not contribute meaningfully to an investor's understanding of our operations and financial condition after the July 24, 2009 private offering and our acquisition of the Acquired Banks.

Acquisitions

  Six Security Banks

        On July 24, 2009, immediately following the private offering, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver, under which the Bank assumed all of the $2.2 billion of liabilities of the Security Banks and acquired approximately $2.0 billion of the assets of the Security Banks.

        The Bank entered into 12 loss share agreements with the FDIC for the Security Banks (two for each Security Bank) that collectively cover $1.6 billion of the acquired assets, including 100% of the acquired loans and other real estate owned ("OREO"). Under the loss share agreements for the Security Banks, the FDIC agreed to cover 80% of losses on the disposition of loans and OREO up to $563.0 million, and 95% of the losses that exceed $563.0 million. The term for loss sharing on single-family residential real estate loans is 10 years, while the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to recoveries. The reimbursable losses from the FDIC are based on the book value of the relevant loans as determined by the FDIC at the date of the transaction. The loss share agreements do not cover new loans made after that date. At the time of acquisition, the Bank recorded a receivable from the FDIC of $403.6 million, which represented the estimated fair value of the FDIC's portion of the losses that we expected to be incurred and reimbursed to us as of that date. The value of the FDIC receivable will continue to fluctuate over time based upon the continued performance of the loans and as the Bank receives payments from the FDIC under the loss share agreements. Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable. Conversely, if realized losses are less than acquisition date estimates, the FDIC receivable for loss share agreements will be reduced.

        Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased in the acquisition of the Security Banks. On the July 24, 2009 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from the Security Banks was $340.9 million, and the estimated fair value of those loans was $113.7 million. We valued the impaired loans based on the liquidation value of the underlying collateral because we could not reasonably estimate the timing and amount of the expected cash flows. As a result, we recorded no accretable discount on these impaired loans. We established a credit risk discount (non-accretable) of $227.2 million on the acquisition date relating to these impaired loans, reflected in the recorded net fair value of the impaired loans.

        Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the acquisition of the Security Banks was $1.2 billion, and the estimated fair value of the loans was $751.2 million. At the acquisition date, we established a credit risk discount (non-accretable) of $255.0 million on these loans, representing amounts we did not expect to collect either from the customers or from the liquidation of collateral. In our estimate of cash flows for the non-impaired loans of the Security Banks, we also recorded an accretable discount of $173.1 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related performing covered loans.

        As a result of the FDIC acquisition and the loss share agreements, our financial results and future risks related to the acquired assets and liabilities of the Security Banks are completely altered, making historical financial information of Security Bank Corporation, or the Security Banks, immaterial to an understanding of our present and planned future operations. In addition, our business since July 24,

2009 and for the immediate future relies heavily on our loss share resolution business and on the income generated from the remediation and disposal of the assets we acquired from the FDIC and is fundamentally different from the business of Security Bank Corporation. In light of the foregoing, we have determined that Security Bank Corporation is not the predecessor entity of the Company because we did not succeed to substantially all of the business of Security Bank Corporation in the acquisition, and we have therefore omitted historical financial statements of Security Bank Corporation and the Security Banks in this report.

  The Buckhead Community Bank

        On December 4, 2009, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver, to assume substantially all of the $810.0 million in liabilities and acquire approximately $880.5 million in assets of The Buckhead Community Bank, a former full-service community bank headquartered in Atlanta, Georgia. All of the loans and OREO of The Buckhead Community Bank that we acquired are covered by loss share agreements between the Bank and the FDIC that give the Bank significant protection against future losses in the same manner as the loss share agreements for the Security Banks except as noted below. Under the loss share agreements, the FDIC agreed to cover 80% of losses on the disposition of loans and OREO up to $254.0 million, and 95% of the losses that exceed $254.0 million. At the time of acquisition, the Bank recorded a receivable from the FDIC of $213.8 million, which represented the estimated fair value of the FDIC's portion of the losses that we expected to be incurred and reimbursed to us as of that date.

        Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased in the acquisition of The Buckhead Community Bank. On the December 4, 2009 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from The Buckhead Community Bank was $184.9 million, and the estimated fair value of those loans was $68.7 million. We valued the impaired loans based on the liquidation value of the underlying collateral because we could not reasonably estimate the timing and amount of the expected cash flows. As a result, we recorded no accretable discount on these impaired loans. We established a credit risk discount (non-accretable) of $116.2 million on the acquisition date relating to these impaired loans, reflected in the recorded net fair value of the impaired loans.

        Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the acquisition of The Buckhead Community Bank was $450.4 million, and the estimated fair value of the loans was $274.9 million. At the acquisition date, we established a credit risk discount (non-accretable) of $140.6 million on these loans, representing amounts we did not expect to collect either from the customers or from the liquidation of collateral. In our estimate of cash flows for the non-impaired loans of The Buckhead Community Bank, we also recorded an accretable discount of $35.4 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related performing covered loans.

  First Security National Bank

        Also on December 4, 2009, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver, to assume substantially all of the $118.9 million in liabilities and acquire approximately $113.0 million in assets of First Security National Bank, a former full-service community bank headquartered in Norcross, Georgia. All of the loans and OREO that were acquired are covered by loss share agreements between the Bank and the FDIC that give the Bank significant protection against future losses in the same manner as the loss share agreements for the Security Banks except as noted below. Under the loss share agreements, the FDIC agreed to cover 80% of losses on the disposition of loans and OREO up to $27.0 million, and 95% of the losses that exceed $27.0 million. At the time of acquisition, the Bank recorded a receivable from the FDIC of $19.8 million, which represented the estimated fair value of the FDIC's portion of the losses that we expected to be incurred and reimbursed to us as of that date.

        Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased in the acquisition of First Security National Bank. On the December 4, 2009 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from First Security National Bank was $4.3 million, and the estimated fair value of those loans was $1.9 million. We valued the impaired loans based on the liquidation value of the underlying collateral because we could not reasonably estimate the timing and amount of the expected cash flows. As a result, we recorded no accretable discount on these impaired loans. We established a credit risk discount (non-accretable) of $2.4 million on the acquisition date relating to these impaired loans, reflected in the recorded net fair value of the impaired loans.

        Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the acquisition of First Security National Bank was $46.4 million, and the estimated fair value of the loans was $31.3 million. At the acquisition date, we established a credit risk discount (non-accretable) of $12.3 million on these loans, representing amounts we did not expect to collect either from the customers or from the liquidation of collateral. In our estimate of cash flows for the non-impaired loans of First Security National Bank, we also recorded an accretable discount of $2.8 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related performing covered loans.

  NorthWest Bank and Trust

        On July 30, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver, to assume $133.3 million in liabilities and acquire approximately $154.5 million in assets of NorthWest Bank and Trust, a former full-service community bank headquartered in Acworth, Georgia. All of the loans and OREO that were acquired (with the exception of consumer loans) are covered by loss share agreements between the Bank and the FDIC that give the Bank significant protection against future losses in the same manner as the loss share agreements for the Security Banks except as noted below. Under the loss share agreements, the FDIC agreed to cover 80% of losses on the disposition of loans and OREO. At the time of acquisition, the Bank recorded a receivable from the FDIC of $25.0 million, which represented the estimated fair value of the FDIC's portion of the losses that we expected to be incurred and reimbursed to us as of that date.

        Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased in the acquisition of NorthWest Bank and Trust. On the July 30, 2010 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from NorthWest Bank and Trust was $20.8 million, and the estimated fair value of those loans was $6.0 million. At the acquisition date, we established a credit risk discount (non-accretable) of $14.0 million on these loans, representing amounts we did not expect to collect either from the customers or from the liquidation of collateral. In our estimate of cash flows on the impaired loans, we also recorded an accretable discount of $842,000 relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the fair value of these loans.

        Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the acquisition of NorthWest Bank and Trust was $77.0 million, and the estimated fair value of the loans was $51.0 million. At the acquisition date, we established a credit risk discount (non-accretable) of $16.2 million on these loans, representing amounts we did not expect to collect either from the customers or from the liquidation of collateral. In our estimate of cash flows for the non-impaired loans of NorthWest Bank and Trust, we also recorded an accretable discount of $9.8 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related covered loans.

  United Americas Bank, N.A.

        On December 17, 2010, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver, to assume $224.7 million in liabilities and acquire approximately $252.8 in assets of United Americas Bank, N.A., a former full-service community bank headquartered in Atlanta, Georgia. All of the loans and OREO that were acquired (with the exception of consumer loans) are covered by loss share agreements between the Bank and the FDIC that give the Bank significant protection against future losses in the same manner as the loss share agreements for the Security Banks except as noted below. Under the loss share agreements, the FDIC agreed to cover 80% of losses on the disposition of loans and OREO. At the time of acquisition, the Bank recorded a receivable from the FDIC of $78.5 million, which represented the estimated fair value of the FDIC's portion of the losses that we expected to be incurred and reimbursed to us as of that date.

        Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased in the acquisition of United Americas Bank. On the December 17, 2010 acquisition date, the preliminary estimate of the contractually required principal payments receivable for all impaired loans acquired from United Americas Bank was $60.7 million, and the estimated fair value of those loans was $13.1 million. At the acquisition date, we established a credit risk discount (non-accretable) of $45.0 million on these loans, representing amounts we did not expect to collect either from the customers or from the liquidation of collateral. In our estimate of cash flows on the impaired loans, we also recorded an accretable discount of $2.6 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the fair value of these loans.

        Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the acquisition of United Americas Bank was $106.1 million, and the estimated fair value of the loans was $55.3 million. At the acquisition date, we established a credit risk discount (non-accretable) of $41.5 million on these loans, representing amounts we did not expect to collect either from the customers or from the liquidation of collateral. In our estimate of cash flows for the non-impaired loans of United Americas Bank, we also recorded an accretable discount of $9.3 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related covered loans.

  Summary of Acquisition and Loss Share Accounting

        We determined current fair value accounting estimates of the acquired assets and liabilities for the acquisitions in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in FASB Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (AICPA SOP 03-3), FASB ASC Topic No. 805, Business Combinations, (formerly Statement of Financial Accounting Standards No. 141(R), Business Combinations) and FASB ASC Topic 820, Fair Value Measurements and Disclosures, (formerly

Statements of Financial Accounting Standards No. 157, Fair Value Measurements). We recorded identifiable intangible assets, including core deposit intangible assets, at fair value. Because the fair value of assets acquired and intangible assets created as a result of three of our acquisitions exceeded the fair value of liabilities assumed in the acquisitions, we recorded a gain in our consolidated statements of income. In addition, in one of our acquisitions the fair value of liabilities assumed exceeded the fair value of assets acquired. As a result, we recorded goodwill on that acquisition in our consolidated financial statements.

        We expect to have sufficient non-accretable discounts (discounts representing amounts that are not expected to be collected from the customer and liquidation of collateral) to cover our estimated losses on the covered assets. Furthermore, we expect to have accretable discounts (discounts representing the excess of a loan's cash flows expected to be collected over the initial investment in the loan) to provide for market yields on the covered loans. We recorded both the purchased assets and the liabilities assumed at their respective acquisition date fair values.

        The loss share agreements will have a material effect on our cash flows and operating results in both the short term and the long term. In the short term, we believe it is likely that a significant amount of the covered loans will become delinquent and the proceeds from the liquidation of collateral will be inadequate to repay the loans. In those instances, we will stop accruing interest on the loans, which will affect operating results. Management believes that it has established sufficient non-accretable discounts on covered assets representing the expected losses compared to their acquired contractual payment amounts. As a result, our operating results would only be adversely affected by loan losses on covered assets to the extent that those losses exceed the expected losses reflected in the fair value of the covered assets at the acquisition date.

        The effects of the loss share agreements on cash flows and operating results in the long term will be similar to the short-term effects described above. The long-term effects will depend primarily on the ability of borrowers to make required payments over time. As the loss share agreements cover up to a 10-year period (five years for loans other than single family residential mortgage loans), changing economic conditions will likely affect the timing of future charge-offs and the resulting reimbursements from the FDIC. Management believes that any recapture of interest income and recognition of cash flows from borrowers or amounts received from the FDIC arising from the FDIC receivable may be recognized unevenly over this period, as we exhaust our collection efforts under our normal practices.

        In the income statement, the covered expenses incurred to manage and dispose of covered assets are expensed per our percentage under loss share (generally 20%), and the remaining amount (generally 80%) is added to the FDIC receivable each quarter. We include these covered expenses in our quarterly reporting to the FDIC, and the FDIC reimburses us for them under the terms of the loss share agreements.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. We describe our significant accounting policies in the notes to our audited consolidated financial statements as of December 31, 2010.

        Some of the accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of our assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates and could materially affect the carrying values of our assets and liabilities and our results of operations.

        The following is a summary of the more judgmental estimates and complex accounting principles, which represent our critical accounting policies.

  Acquisition Accounting

        Generally accepted accounting principles require the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. The most significant uses of fair values include impaired loans and foreclosed property and the net assets acquired in business combinations. We recorded assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. The credit risks inherent and evidenced in the FDIC-assisted transactions resulted in substantially all loans purchased in the transaction were purchased with a credit discount. On the date of acquisition, when the loans have evidence of credit deterioration since their origination and we believe it is probable that we will not collect all contractually required principal and interest payments, we refer to the difference between contractually required payments and the cash flows expected to be collected as the non-accretable discount. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable discount, which will have a positive effect on interest income. We also use this method to handle purchased loans without evidence of credit deterioration.

        Because we record loans acquired in connection with FDIC-assisted acquisitions at fair value, we record no allowance for loan losses related to the acquired covered loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk. We record acquired loans at fair value in accordance with the fair value methodology, exclusive of the loss share agreements with the FDIC. These fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

        We continue to measure the loss share agreements on the same basis as the related covered loans. Because the acquired covered loans are subject to the accounting prescribed by FASB ASC Topic 310, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the loss share agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to the discount and accreted into income over the remaining life of the loans) decrease the basis of the loss share agreements. That decrease is accreted into income over either the same period or the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the covered loans are consistent with the loss assumptions used to measure the FDIC receivable. Fair value accounting incorporates into the fair value of the FDIC receivable an element of the time value of money, which is accreted back into income over the life of the loss share agreements.

  FDIC Receivable for Loss Share Agreements

        The majority of our loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses incurred in connection with those assets. We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.

        The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets.

We estimated the fair value of the FDIC receivable using the present value of cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. We will review and update the fair value of the FDIC receivable prospectively as loss estimates related to covered loans and other real estate owned change. Subsequent decreases in the amount expected to be collected result in a provision for loan and lease losses, an increase in the allowance for loan and lease losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected result in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan and lease losses had been recorded.

        Based on our due diligence review for each of our acquisitions, including estimates of the timing of cash flow receipts and the disposition of non-performing assets, we were able to estimate the acquisition date fair value of the FDIC receivable. We discounted the receivable for the expected timing and receipt of these cash flows using a risk free rate plus a premium for risk. For the risk free rate, we interpolated the three- and five-year U.S. Treasury rate. The ultimate realization of the FDIC receivable depends on the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

  Allowance for Loan and Lease Losses (ALLL)

        We assess the adequacy of the ALLL quarterly with respect to non-covered loans. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALLL consists of two components:

  (1)
  a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral; and

  (2)
  a general amount, based upon peer information, that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio.

Even though the ALLL is composed of two components, the entire ALLL is available to absorb any credit losses.

        We establish the specific amount by examining impaired loans. Under generally accepted accounting principles, we may measure the loss either by:

  (1)
  the observable market price of the loan;

  (2)
  the present value of expected future cash flows discounted at the loan's effective interest rate; or

  (3)
  the fair value of the collateral if the loan is collateral dependent.

Because the majority of our impaired loans are collateral dependent, we calculate nearly all of our specific allowances based on the fair value of the collateral.

        We establish the general amount by taking the remaining loan portfolio (excluding those impaired loans discussed above) with allocations based on peer information. We then subject the calculation of the general amount to stress factors that are somewhat subjective. The stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of:

  (1)
  economic factors including changes in the local or national economy;

  (2)
  the depth of experience in the lending staff;

  (3)
  any concentrations of credit (such as commercial real estate) in any particular industry group;

  (4)
  new banking laws or regulations;

  (5)
  the credit grade of the loans in our unsecured consumer loan portfolio; and

  (6)
  additional risks resulting from the level of speculative real estate loans in the portfolio.

After we assess the applicable factors, we evaluate the remaining amount based on management's experience.

        Finally, we compare the level of the ALLL with historical trends and peer information as a reasonableness test. Management then evaluates the result of the procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the ALLL in its entirety.

  Income Taxes

        Income Tax Expense.    The calculation of our income tax expense requires significant judgment and the use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, we consider the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, we adjust income tax balances appropriately through the income tax provision. We maintain reserves for income tax uncertainties at levels we believe are adequate to absorb probable payments. Actual amounts paid, if any, could differ significantly from these estimates.

        Deferred Income Taxes.    We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We assess deferred tax assets based on expected realizations, and we establish a valuation allowance for any amounts we do not expect to realize.

Results of Operations

  General

        We reported net income of $45.5 million for the year ended December 31, 2010 and $18.0 million for the successor period from July 24, 2009 to December 31, 2009. Earnings per share on a diluted basis were $1.40 for the year ended December 31, 2010 and $0.58 for the successor period from July 24, 2009 to December 31, 2009. The accretion of fair value discounts on covered loans under our loss share agreements with the FDIC has significantly affected our earnings for the 2009 successor period and the year ended December 31, 2010. Additionally, we recorded gains of $3.8 million and $1.2 million in 2010 and 2009, respectively, related to our acquisitions.

        We expect that over the next three to four years, as we manage the disposition of our covered loans and other real estate assets acquired from the FDIC, a significant portion of our earnings will result from the accretion of fair value discounts on our covered loan portfolio. We recorded the covered loans at fair value on the date of each acquisition. In our estimate of cash flows for the acquired loans, we recorded an accretable discount relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans. This accretable discount is accreted into interest income on a method that approximates level yield over the estimated life of the related covered loans. During this period, as we dispose of our covered loans, we also plan to grow our balance sheet by replacing our covered loans and the related accretion on the accretable discount with new performing loans and related interest income.

        As part of our acquisitions, we also established an FDIC receivable for loss share agreements, which represents the present value of the estimated losses on covered loans and other real estate assets to be reimbursed by the FDIC. We based the estimated losses on the same cash flow estimates we used to determine the fair value of the covered loans. The FDIC receivable will be reduced as losses are recognized on covered loans and other real estate assets and loss share payments are received from the FDIC. We record the accretion of the FDIC receivable discount into noninterest income using the level yield method over the estimated life of the receivable.

        We report covered loans under loss share agreements with the FDIC exclusive of the FDIC receivable. The covered loans acquired in our acquisitions are, and will continue to be, reviewed for collectability, based on the expectations of cash flows on these loans. As a result, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimate made on the acquisition date, we will record the decrease in the present value of expected cash flows as a provision for covered loan losses charged to earnings and will establish an allowance for covered loan losses. We will recognize a related credit to income and an increase in the FDIC receivable at the same time, measured based on the applicable loss share percentage.

  Net Interest Income

        Our earnings depend to a large extent on net interest income, which is the excess of the interest income recognized on interest earning assets (such as loans and investment securities), as well as any accretion of fair value discounts on our covered loans, over the interest expense incurred on interest bearing liabilities such as deposits and borrowings. Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned and paid on them. Net interest income is a function of our balances of interest-earning assets and interest-bearing liabilities and the effect of market rates of interest as influenced by the Federal Reserve's monetary policy. Following our acquisitions, the accretion of fair value discounts on covered loans under our loss share agreements with the FDIC has significantly affected our net interest income, and we expect that to continue for the immediate future.

        Year ended December 31, 2010 and successor period ended December 31, 2009.    Our net interest income was $131.0 million for the year ended December 31, 2010. Our net interest rate spread, which is the yield on interest earning assets, including the accretion of the fair value discount on our covered loans, minus the cost of interest bearing liabilities, was 4.85% for the year ended December 31, 2010, while our net interest margin, which is net interest income divided by average interest earnings assets, was 5.18%. Our net interest income was $43.1 million for the successor period ended December 31, 2009. Our net interest rate spread, including the accretion of the fair value discount on our covered loans, was 4.19%, while our net interest margin, was 4.73% for the successor period ended 2009.

        Our interest income was $168.2 million for the year ended December 31, 2010, which included interest and fees earned on loans of $76.5 million and the accretion of the fair value discounts on our covered loans of $82.6 million. Our interest income was $57.8 million for the successor period ended December 31, 2009, which included interest and fees earned on loans of $27.6 million and the accretion of the fair value discount on our covered loans of $27.4 million. The continuing accretion of fair value discounts resulting from acquired loans will likely contribute to volatility in net interest income in future periods.

        Interest expense was $37.2 million for the year ended December 31, 2010, compared to $14.7 million for the successor period ended December 31, 2009 and was comprised almost entirely of interest paid on deposit accounts of $37.2 million and $13.6 million, respectively. The average balance of interest bearing deposit accounts was $2.1 billion or 99.5% of total interest bearing liabilities for the year ended December 31, 2010, compared to $1.4 billion or 92% of total interest bearing liabilities for the successor period ended December 31, 2009. Interest expense on deposits was reduced by

$2.9 million and $1.9 million for the year-ended December 31, 2010 and the successor period ended December 31, 2009, respectively, due to the amortization of certificate of deposit discounts that resulted from our 2009 acquisitions, which have been fully amortized as of December 31, 2010.

        Predecessor period ended July 23, 2009 and the year ended December 31, 2008.    Our net interest income was $614,000 for the predecessor period from January 1, 2009 through July 23, 2009. Our net interest income was $1.1 million for the year ended December 31, 2008. Net interest income remained relatively consistent in these periods as the growth in the volume of interest earning assets was offset by declining asset yields as rates decreased. The decline in loan yields outpaced the decline in deposit costs.

        Our interest income was $1.1 million for the predecessor period from January 1, 2009 through July 23, 2009, consisting primarily of interest and fees earned on loans of $974,000 and $99,000 earned on investment securities. Our interest income was $1.9 million for the year ended December 31, 2008, consisting primarily of interest and fees earned on loans of $1.7 million and $190,000 earned on investment securities. Growth in earning assets drove increases in interest income, while rate reductions significantly offset these volume increases.

        Interest expense was $500,000 for the predecessor period from January 1, 2009 through July 23, 2009 and was comprised primarily of interest paid on deposit accounts of $454,000. Interest expense was $823,000 for the year ended December 31, 2008 and was comprised primarily of interest paid on deposit accounts of $807,000.

Average Balances, Income and Expenses, and Rates

        The following tables show our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated. We derive these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We have derived average balances from the daily balances throughout the periods indicated.

	For the Year Ended December 31, 2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest earning balances	$293,685	$768	0.26%
Taxable investment securities	390,236	8,151	2.09%
Non-taxable investment securities, tax-equivalent basis(2)	5,380	339	6.30%
Loans receivable(3)	1,843,428	159,103	8.63%

Total earning assets	2,532,729	168,361	6.65%

Loan fair value discounts	(691,990)
Total nonearning assets	785,827

Total assets	$2,626,566

Liabilities:
Interest-bearing liabilities:
Interest bearing transaction accounts	$239,795	$1,705	0.71%
Savings & money market	1,064,404	19,759	1.86%
Time deposits less than $100,000	414,005	8,285	2.00%
Time deposits greater than $100,000	344,464	7,463	2.17%
Advances from FHLB	3,567	—	0.00%
Notes payable	54	1	2.15%
Repurchase agreements and federal funds sold	6,153	27	0.44%

Total interest-bearing liabilities	2,072,442	37,240	1.80%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	199,592
Other liabilities	21,047
Shareholders' equity	333,485

Total liabilities and shareholders' equity	$2,626,566

Net interest income		$131,121

Net interest spread			4.85%

Net interest margin			5.18%

(1)
Annualized for the applicable period.

(2)
Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above amounts to $119,000 for the year ended December 31, 2010.

(3)
Includes nonaccruing loans.

        For the year ended December 31, 2010, interest income on loans receivable in the above table includes $82.6 million of accretion from the accretable discount recorded from our acquisitions.

	For the Period From July 24, 2009 Through December 31, 2009			For the Period From January 1, 2009 Through July 23, 2009
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest earning balances	$297,323	$305	0.23%	$5,005	$41	1.46%
Taxable investment securities	241,889	2,531	2.39%	3,934	99	4.48%
Non-taxable investment securities, tax-equivalent basis(2)	574	15	5.81%	—	—	—
Loans receivable(3)	1,537,284	54,998	8.16%	23,905	974	7.25%

Total earning assets	2,077,070	57,849	6.35%	32,844	1,114	6.04%

Loan fair value discounts	(661,153)			—
Total nonearning assets	603,072			2,208

Total assets	$2,018,989			$35,052

Liabilities:
Interest-bearing liabilities:
Interest bearing transaction accounts	$247,629	$1,538	1.42%	$2,709	$16	1.05%
Savings & money market	223,026	1,757	1.80%	4,777	59	2.20%
Time deposits less than $100,000	488,240	4,890	1.02%	9,184	183	3.55%
Time deposits greater than $100,000	473,927	5,451	1.17%	7,783	196	4.48%
Advances from FHLB	118,006	1,093	2.11%	1,800	46	4.55%
Repurchase agreements and federal funds sold	5,443	12	0.51%	—	—	—

Total interest-bearing liabilities	1,556,271	14,741	2.16%	26,253	500	3.39%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	149,008			2,746
Other liabilities	22,866			270
Shareholders' equity	290,844			5,783

Total liabilities and shareholders' equity	$2,018,989			$35,052

Net interest income		$43,108			$614

Net interest spread			4.19%			2.65%

Net interest margin			4.73%			3.33%

(1)
Annualized for the applicable period.

(2)
Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above amounts to $5,000 for the successor period ended December 31, 2009.

(3)
Includes nonaccruing loans.

        For the successor period ended December 31, 2009, interest income on loans receivable in the above table includes $27.4 million of accretion from the accretable discount recorded from our 2009 acquisitions.

	For the Year Ended December 31, 2008
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest earning balances	$2,432	$56	2.30%
Taxable investment securities	4,000	190	4.75%
Non-taxable investment securities, tax-equivalent basis	—	—	—
Loans receivable(2)	22,155	1,671	7.54%

Total earning assets	28,587	1,917	6.71%

Total nonearning assets	2,301

Total assets	$30,888

Liabilities:
Interest-bearing liabilities:
Interest bearing transaction accounts	$2,839	35	1.23%
Savings & money market	3,497	82	2.34%
Time deposits less than $100,000	7,203	352	4.89%
Time deposits greater than $100,000	7,535	338	4.49%
Advances from FHLB	900	14	1.56%
Repurchase agreements and federal funds sold	109	2	1.83%

Total interest-bearing liabilities	22,083	823	3.73%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	2,471
Other liabilities	358
Shareholders' equity	5,976

Total liabilities and shareholders' equity	$30,888

Net interest income		$1,094

Net interest spread			2.98%

Net interest margin			3.83%

(1)
Annualized for the applicable period.

(2)
Includes nonaccruing loans.

  Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables reflect the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2010 vs. Successor Period Ended December 31, 2009 and Predecessor Period Ended July 23, 2009			Successor Period Ended December 31, 2009 vs. Predecessor Period Ended July 23, 2009			Predecessor Period Ended July 23, 2009 vs. Year Ended December 31, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income
Loans	$102,646	$485	$103,131	$61,824	$(7,800)	$54,024	$132	$(829)	$(697)
Taxable investment securities	5,538	(17)	5,521	10,661	(8,229)	2,432	(3)	(88)	(91)
Non-taxable investment securities	323	2	325	15	—	15	—	—	—
Interest bearing balances and federal funds sold	423	—	423	4,264	(4,000)	264	59	(74)	(15)

Total interest income	108,930	470	109,400	76,764	(20,029)	56,735	188	(991)	(803)

Interest expense
Deposits	23,046	77	23,123	45,271	(32,089)	13,182	136	(489)	(353)
Advances from FHLB and other borrowings	(1,105)	(34)	(1,139)	5,288	(4,241)	1,047	14	18	32
Notes payable	—	1	1	—	—	—	—	—	—
Securities sold under repurchase agreements and federal funds purchased	15	—	15	12	—	12	(2)	—	(2)

Total interest expense	21,956	44	22,000	50,571	(36,330)	14,241	148	(471)	(323)

Net interest income	$86,974	$426	$87,400	$26,193	$16,301	$42,494	$(40)	$(520)	$(480)

  Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income (loss). We review our non-covered loan portfolio, consisting of loans that are not covered by loss share agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under "Balance Sheet Review—Provision and Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        We do not maintain an allowance for loan loss for the covered loans in our loan portfolio that we acquired under the loss share agreements with the FDIC, because we recorded these loans at fair value at the time of each respective acquisition and to date, there has been no significant deterioration that would require an allowance. However, we do evaluate the adequacy of the non-accretable discounts on our covered loans, and we determined that no additional provision for loan losses on covered loans was required for the year ended December 31, 2010. At December 31, 2010, our non-covered loans totaled $342.8 million, or 22.3% of our total loan portfolio, compared to $47.4 million, or 2.3% of our total loan portfolio at December 31, 2009. Before July 24, 2009, all of our loans were non-covered loans.

        Year ended December 31, 2010 and the successor period ended December 31, 2009.    For the year ended December 31, 2010, our provision for loan losses was $4.0 million, compared to $2.7 million for the successor period ended December 31, 2009. The allowance for loan losses was approximately $5.4 million and $2.5 million as of December 31, 2010 and December 31, 2009, respectively. The increase in the provision expense is a direct result of the growth in the non-covered loan portfolio. Our allowance for loan losses as a percentage of gross non-covered loans was 1.6% at December 31, 2010, compared to 5.3% at December 31, 2009. The decrease in the allowance for loan losses as a percentage of gross non-covered loans was a result of charge-offs of specific allowances on impaired loans.

        Predecessor period ended July 23, 2009 and the year ended December 31, 2008.    For the predecessor period ended July 23, 2009, our provision for loan losses was $261,000, compared to $312,000 for the year ended December 31, 2008. The allowance for loan losses was approximately $445,000 as of December 31, 2008. Our allowance for loan losses as a percentage of total loans receivable was 1.97% at December 31, 2008.

        We review our loss experience on our covered loan portfolio periodically and compare our losses to the estimated losses in the fair value discounts. In the future, if our actual losses exceed the estimated losses, we will need to record an adjustment to these discounts through a provision for loan losses charged as an expense on our statement of operations. In that event, due to the FDIC loss share agreements, we would only expense between 5% and 20% of the estimated loss, depending upon the applicable acquisition and loss share agreement to which the loss is related. No such adjustments were required for the year ended December 31, 2010.

  Noninterest Income

        Year ended December 31, 2010 and the successor period ended December 31, 2009.    Noninterest income totaled $32.1 million for the year ended December 31, 2010, compared to $10.3 million for the successor period ended December 31, 2009. The accretion of the FDIC receivable discount of $15.7 million comprised 48.8% of our noninterest income for the year ended December 31, 2010, compared to $4.7 million, or 46.1% of our noninterest income for the successor period ended December 31, 2009. Service charges on deposits of $6.5 million comprised 20.4% of our noninterest income for the year ended December 31, 2010, compared to $3.3 million, or 32.7% of our noninterest income, for the successor period ended December 31, 2009. These service charges are primarily from fees related to insufficient funds checks and the Bank's bounce protection product. Acquisition gains of $3.8 million resulting from two of our FDIC-assisted acquisitions during 2010 comprised 11.7% of our noninterest income and $1.2 million or 11.5% for 2009

        Predecessor period ended July 23, 2009 and the year ended December 31, 2008.    For the predecessor period from January 1, 2009 through July 23, 2009, our noninterest income totaled $119,000, which was primarily comprised of service charges on deposit accounts. For the year ended December 31, 2008, noninterest income totaled $177,000, which was primarily composed of service charges on deposit accounts.

  Noninterest Expense

        Year ended December 31, 2010 and the successor period ended December 31, 2009.    Noninterest expense totaled $86.2 million for the year ended December 31, 2010. Salaries and employee benefits were our most significant expense totaling $42.3 million, or 49.1% of noninterest expense for the year ended December 31, 2010. Total salaries were $30.5 million, cash incentive plan expenses were $4.8 million and payroll taxes were $2.2 million. Noninterest expense totaled $22.3 million for the successor period from July 24, 2009 through December 31, 2009. Salaries and employee benefits were our most significant expense totaling $13.2 million, or 58.9% of noninterest expense for the successor period ended December 31, 2009. Total salaries were $10.3 million, cash incentive plan expenses were

$1.7 million and payroll taxes were $851,000. Salaries and benefits increased in 2010 as our mortgage division began operations and we implemented our 401(k) savings and profit sharing plan. We currently have higher than peer average expenses associated with the operation of our Special Assets Division, which services the problem assets acquired under the loss share agreements with the FDIC, and our Regulatory Relations Department, which manages our compliance with the FDIC loss share agreements.

        Federal deposit insurance premiums and fees were $4.7 million, or 5.5% of noninterest expense for the year ended December 31, 2010, compared to $1.7 million, or 7.8% of noninterest expense, for the successor period ended December 31, 2009. During the fourth quarter of 2009, like other banks, we prepaid an amount estimated to be three years of deposit premiums to the FDIC totaling $12.0 million. This prepayment will be amortized to expense over the three-year period and adjusted for changes in deposit levels and risk factors. Occupancy and equipment expenses were $8.5 million, or 9.9% of noninterest expense for the year ended December 31, 2010, compared to $1.7 million, or 7.5% of noninterest expense for the successor period ended December 31, 2009. During 2009 and the first half of 2010, we leased each of the acquired branch locations from our 2009 acquisitions from the FDIC. As a result, our occupancy and equipment expenses include very little depreciation expense but a significant amount of leasing expense. The settlement with the FDIC on the 2009 acquisitions occurred in the third quarter of 2010, when we purchased the acquired branch locations for $21.9 million from the FDIC. We have now begun depreciating the acquired assets.

        Legal and professional expenses were $4.1 million, or 4.7% of noninterest expense for the year ended December 31, 2010, comprised of $1.6 million in legal fees, $1.0 million in accounting and audit fees and $1.5 million of consulting and other professional fees. Legal and professional expenses were $1.4 million, or 6.4% of noninterest expense for the successor period ended December 31, 2009, comprised of $427,000 in legal fees, $578,000 in accounting and audit fees and $469,000 of consulting and other professional fees. Our resolution efforts with respect to our covered assets and our acquisition activity in 2009 and 2010 have resulted in increased legal and professional expenses. Following the effective date of our registration statement on Form 10 on December 28, 2010, we are now obligated to file various reports required by the Exchange Act, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K. As a result, we anticipate we will incur significant legal, accounting and other expenses that we did not incur in the past and, therefore, are not reflected in our historical financial statements.

        Net costs of operations of other real estate owned were $14.0 million, or 16.2% of noninterest expense, for the year ended December 31, 2010. These costs include losses on sales of other real estate of $8.7 million and expenses related to the management and collection of other real estate of $5.3 million. Net costs of operations of other real estate owned were $887,000, or 4.0% of noninterest expense, for the successor period ended December 31, 2009. These costs include losses on sales of other real estate of $143,000 and expenses related to the management and collection of other real estate of $744,000. Under the loss share agreements, we record a portion of these losses and expenses in our statements of income (generally 20%) and we record the remaining 80% to the FDIC receivable.

        Predecessor period ended July 23, 2009 and the year ended December 31, 2008.    For the predecessor period from January 1, 2009 through July 23, 2009, our noninterest expense totaled $719,000, consisting primarily of $380,000 in salaries and employee benefits, $115,000 in occupancy expenses, $64,000 in data processing and $89,000 in other expense. For the year ended December 31, 2008, noninterest expense totaled $1.5 million, consisting primarily of $728,000 in salaries and employee benefits, $289,000 in occupancy expenses, $111,000 in data processing and $156,000 in other expense. Because of the small size of the Bank during these periods, there was very little variability in noninterest expenses as the Bank was experiencing expected growth designed to better absorb fixed costs.

Balance Sheet Review

  General

        At December 31, 2010, we had total assets of $2.8 billion, consisting principally of $1.3 billion in loans, $405.6 million in investment securities, $494.4 million in FDIC receivable, $156.1 million in other real estate owned and $386.5 million in cash and cash equivalents. Our liabilities at December 31, 2010 totaled $2.5 billion, consisting principally of $2.4 billion in deposits. At December 31, 2010, our shareholders' equity was $359.3 million.

        At December 31, 2009, we had total assets of $2.5 billion, consisting principally of $1.2 billion in loans, $318.0 million in investment securities, $605.5 million in FDIC receivables, $141.8 million in other real estate owned and $200.2 million in cash and cash equivalents. Our liabilities at December 31, 2009 totaled $2.2 billion, consisting principally of $2.2 billion in deposits. At December 31, 2009, our shareholders' equity was $310.8 million.

  Investments

        Our investment portfolio serves as a source of liquidity and earnings and is also used to manage interest rate risk. At December 31, 2010, the $405.6 million in our available-for-sale investment securities portfolio represented approximately 14.3% of our total assets compared to $318.0 million, or 12.7% of total assets, at December 31, 2009. We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

        Our investment portfolio primarily consists of U.S. government agency securities and agency mortgage-backed securities. As of December 31, 2010, $169.6 million, or 41.8%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $229.5 million, or 72.2%, as of December 31, 2009. As of December 31, 2010, $61.0 million, or 15.0% of our available-for-sale securities were invested in non-agency mortgage-backed securities. Such non-agency mortgage-backed securities were purchased at significant market discounts compared to par value. None of our available-for-sale securities were invested in non-agency mortgage-backed securities as of December 31, 2009.

        Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Ginnie Mae, which is a federal agency, and are guaranteed by the U.S. government. As of December 31, 2010, $163.7 million, or 40.4%, of our available-for-sale securities were invested in U.S. government agencies, compared to $84.7 million, or 26.6%, as of December 31, 2009.

        At December 31, 2008, the $3.0 million in our available-for-sale investment securities portfolio represented approximately 9.0% of our total assets.

        Following is a summary of our available for sale investment portfolio for the periods presented.

	December 31, 2010		December 31, 2009		December 31, 2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
Government-sponsored enterprises	$163,002	$163,681	$85,227	$84,716	$2,000	$2,115
Residential mortgage-backed securities—agency	40,892	41,673	56,647	56,262	867	893
Residential mortgage-backed securities—private	61,504	61,025	—	—	—	—
Collateralized mortgage obligations non-amortizing	125,146	127,955	172,002	173,280	—	—
State, county and municipals	9,490	9,555	3,176	3,212	—	—
Other investments	1,525	1,692	325	518	—	—

Total	$401,559	$405,581	$317,377	$317,988	$2,867	$3,008

        The following table shows contractual maturities and yields on our investments at December 31, 2010. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Government- sponsored enterprises		Mortgage-backed securities		State, county and municipals		Other investments
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
At December 31, 2010
One year or less	$60,928	0.50%	$—	—	$2,112	0.70%	$—	—
After one year through five years	90,980	0.63%	254	2.21%	695	2.43%	509	17.04%
After five years through 10 years	8,660	3.48%	1,804	2.13%	432	5.18%	—	—
After 10 years	3,113	4.00%	228,595	2.99%	6,316	7.31%	1,183	7.43%

Total	$163,681	0.79%	$230,653	2.98%	$9,555	5.38%	$1,692	9.62%

Loans

        Loans receivable constitutes our largest interest-earning asset. Total loans outstanding at December 31, 2010 and December 31, 2009 were approximately $1.3 billion and $1.2 billion, respectively, after subtracting the accretable discount, non-accretable discount, allowance for loan losses and net unamortized loan origination fees. Total loans outstanding at December 31, 2008 were $22.5 million.

        Loans secured by real estate mortgages are the principal component of our loan portfolio. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long-term residential mortgages for the portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan. Generally, we limit the loan-to-value ratio on loans we make to 85%.

        We acquired the vast majority of our loans in our ten FDIC-assisted transactions. We refer to these acquired loans as "covered loans" in the table below. Before we acquired the Security Banks from the FDIC on July 24, 2009, we had no covered loans. The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

        As seen below, during the year ended 2010 our covered loans decreased by 22.0% and our non-covered loans increased by 623.5%. We have planned for and expect these trends to continue. The covered loans will decrease as they are collected or charged-off or the underlying collateral is foreclosed on and sold. Our covered loans may increase in the future if we acquire more failed banks from the FDIC in transactions that include loss share agreements. Our non-covered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans may continue to decrease faster than non-covered loans increase, thereby resulting in a net decrease in loans receivable.

        The following tables summarize the composition of our loan portfolio for the periods presented:

	December 31, 2010				December 31, 2009
(dollars in thousands)	Covered Loans	Non- Covered Loans	Total Amount	% of Total	Covered Loans	Non- Covered Loans	Total Amount	% of Total
Commercial
Commercial and industrial	$144,913	$38,919	$183,832	9.8%	$187,388	$5,552	$192,940	9.6%
Real Estate
Mortgage(1)	314,536	23,255	337,791	18.0%	321,326	8,219	329,545	16.3%
Commercial	613,529	196,243	809,772	43.0%	568,245	14,427	582,672	28.8%
Construction	435,619	70,543	506,162	26.9%	810,057	8,019	818,076	40.5%

Total real estate	1,363,684	290,041	1,653,725	87.9%	1,699,628	30,725	1,730,293	85.6%
Consumer
Consumer	29,764	13,889	43,653	2.3%	85,643	11,172	96,815	4.8%

Total gross loans receivable, net of deferred fees	$1,538,361	$342,849	$1,881,210	100.0%	$1,972,659	$47,389	$2,020,048	100.0%

Less—allowance for loan losses			(5,351)				(2,524)
Less—discounts			(603,394)				(838,160)

Total loans, net			$1,272,465				$1,179,364

(1)
Real Estate-Mortgage loans are the only type of loan covered by the Single Family Loss Agreement; all other classes are covered by the Commercial Loss Agreement.

	December 31,
	2008		2007		2006
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial
Commercial and industrial	$3,960	17.6%	$2,857	14.9%	$1,540	13.2%
Real Estate
Mortgage	1,374	6.1%	1,863	9.7%	1,614	13.8%
Commercial	9,612	42.6%	7,728	40.3%	6,779	58.1%
Construction	3,810	16.9%	3,286	17.1%	430	3.7%

Total real estate	14,796	65.6%	12,877	67.1%	8,823	75.6%
Consumer
Consumer	3,784	16.8%	3,457	18.0%	1,309	11.2%

Total loans receivable	22,540	100.0%	19,191	100.0%	11,672	100.0%

Deferred origination fees, net	(1)		(2)		(3)
Total gross loans, net of deferred fees	22,539		19,189		11,669
Less—allowance for loan losses	(445)		(316)		(139)

Total loans, net	$22,094		$18,873		$11,530

  Maturities and Sensitivity of Loans to Changes in Interest Rates

        The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

        The following summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2010 and 2009:

(in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2010:
Commercial	$92,041	$70,468	$21,323	$183,832
Real estate	835,399	613,801	204,525	1,653,725
Consumer	11,618	31,541	494	43,653

Total gross loans	$939,058	$715,810	$226,342	$1,881,210

Gross loans maturing after one year with:
Fixed interest rates	$435,356
Floating or adjustable interest rates	506,796

Total loans	$942,152

(in thousands)	One year or less	After one but within five years	After five years	Total
December 31, 2009:
Commercial	$111,228	$67,363	$14,349	$192,940
Real estate	1,052,412	471,881	206,000	1,730,293
Consumer	17,783	39,748	39,284	96,815

Total gross loans	$1,181,423	$578,992	$260,307	$2,020,048

Gross loans maturing after one year with:
Fixed interest rates	$348,813
Floating or adjustable interest rates	490,486

Total	$839,299

FDIC Receivable for Loss Share Agreements

        As of December 31, 2010, 81.8% of our outstanding principal balance of loans and 99.9% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $494.4 million as of December 31, 2010 and $605.5 million as of December 31, 2009. Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable for loss share agreements. Conversely, if realized losses are less than acquisition date estimates, the FDIC receivable for loss share agreements will be reduced. The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts and the disposition of non-performing assets.

Allowance for Loan Losses

        We recorded the loans acquired in our acquisitions at their acquisition date fair value, which was based on expected cash flows and included an estimation of expected future loan losses. As a result, the loans acquired are excluded from the calculation of allowance for loan losses and thus we have not recorded any provision for loan losses for these loans. At each acquisition date, we were unable to obtain all of the information necessary for us to measure the fair values of the assets we acquired. This was particularly true because each acquisition was of a failed bank, where we could perform only limited due diligence before the acquisition date. Under current accounting principles, within a given measurement period not to exceed one year, we may adjust our estimate of loan and other real estate fair values based on new information we obtain about facts and circumstances that existed as of the acquisition date that, if known, would have affected our loan or other real estate fair values. This measurement period ends on the earlier of one year after the acquisition or the date we receive the information about the facts and circumstances that existed on each acquisition date. If we discover during the measurement period that we have materially underestimated or overestimated our loan or other real estate fair values and that the facts and circumstances that resulted in the adjustment existed at the date of acquisition, we will retroactively adjust our loan or other real estate fair values and make a corresponding adjustment to our bargain purchase gain or goodwill. Beyond the measurement period (or if we determine that losses arose based on facts and circumstances that arose after the acquisition date) our portion of any additional losses will be reflected as a provision for loan losses.

        The measurement period has expired for each of our 2009 acquisitions, and we made no measurement period adjustments. We have received all of the information about the acquisition date facts and circumstances that we were seeking with respect to our July 30, 2010 acquisition of

NorthWest Bank and Trust and, therefore, the measurement period has expired and we made no measurement period adjustments. We are currently seeking additional information, namely updated third party appraisals, on the loans and other real estate we acquired in the United Americas Bank, N.A. acquisition, to determine if we have materially underestimated or overestimated their fair values. To date, we have not made any measurement period adjustments based on facts and circumstances that existed as of the December 17, 2010 acquisition date. Through December 31, 2010, we have not recorded any material adjustments to the allowance for loan losses.

        For our non-covered loans, we have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. We maintain the allowance at a level deemed appropriate by management to provide adequately for known and inherent losses in our non-covered loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our non-covered loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

        Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix and size of our non-covered loan portfolio, economic conditions that may affect the borrower's ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans. In addition, because of the lack of seasoning in our non-covered loan portfolio, we use peer data to develop our historical loss migration analysis, rather than our own historical loan loss data. We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit and peer group comparisons. More specifically, in determining our allowance for loan losses, we review loans for specific impaired reserves based on current appraisals of collateral less disposal costs. We determine general reserves by using the peer data applied to risk rated loans grouped by FDIC call report classification code. We calculate the general reserves by applying the appropriate historical loss ratio to the loan categories grouped by risk rating (pass, special mention, substandard and doubtful) and adjusted for quantitative factors. Impaired loans are excluded from this analysis as they are individually reviewed for valuation.

        We assign the relationships that comprise our loan portfolio a risk grade based on a common set of parameters. These parameters include debt to worth, liquidity of the borrower, net worth, experience in a particular field and other factors. We also give weight to the relative strength of any guarantors on the loan. We have an internal loan specialist dedicated to the review of loan files on a test basis to confirm the grading of each loan.

        A significant portion of our non-covered loan portfolio has been booked within the last 18 months under stringent underwriting standards and has not experienced any significant losses to date. Due to the lack of historical loss data, we use peer group data to determine an appropriate basis for historical losses. As a result of the economic conditions present in the country in general and in our markets in particular, we believe the use of peer group data to develop loss estimates is appropriate until our non-covered loan portfolio ages and reaches a size that will yield its own loss characteristics.

        Separately, we review all impaired non-covered loans to determine a specific allocation for each. In our assessment of impaired loans, we consider the primary source of repayment when determining whether loans are collateral dependent. We measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between our investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is established as a specific allowance. For collateral-dependant impaired loans, we charge-off such losses on a timely basis.

        Periodically, we adjust the amount of the allowance based on changing circumstances. We recognize loan losses to the allowance and add back subsequent recoveries. In addition, on a quarterly basis we informally compare our allowance for loan losses to various peer institutions. We recognize, however, that allowances will vary because financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions. We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group. To date, we have not made any such adjustment. Loan charge-offs in future periods may exceed the allowance for loan losses as estimated at any point in time, and provisions for loan losses may be significant to a particular accounting period, especially considering the overall weakness in the commercial and residential real estate markets in our market areas.

        The following table summarizes the activity related to our allowance for loan losses related to our non-covered loans for the periods presented. All of our loans before July 24, 2009 were non-covered loans.

		Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009	December 31,
	December 31, 2010
(dollars in thousands)				2008	2007	2006
Balance, at the beginning of period	$2,524	$—	$445	$316	$139	$22
Charge-offs:
Commercial and industrial	105	459	—	—	23	—
Commercial real estate—other	678	—	—	—	—	—
Commercial real estate—construction	401	—	—	178	—	—
Residential real estate	11	—	—	—	—	—
Consumer	14	—	—	10	1	—

Total charge-offs	$1,209	$459	$—	$188	$24	$—
Recoveries:
Commercial and industrial	—	294	—	—	5	—
Commercial real estate—other	79	—	—	—	—	—
Commercial real estate—construction	—	—	—	—	—	—
Residential real estate	2	—	—	—	—	—
Consumer	—	—	—	5	—	—

Total recoveries	$81	$294	$—	$5	$5	$—
Net charge-offs	1,128	165	—	183	19	—
Provision for loan losses	3,955	2,689	261	312	196	117

Balance, at end of period	$5,351	$2,524	$706	$445	$316	$139

Allowance for loan losses to non-covered loans receivable	1.56%	5.32%	2.10%	1.97%	1.65%	1.19%

Ratio of net charge-offs to average loans outstanding	0.42%	0.09%	0.00%	0.83%	0.12%	0.00%

Allocation of Allowance for Loan Losses

        The following tables present the allocation of the allowance for loan losses and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial
Commercial and industrial	$588	2.2%	$241	0.3%	$78	17.6%	$47	14.9%	$18	13.2%
Real Estate
Mortgage	246	1.4%	412	0.4%	27	6.1%	31	9.7%	19	13.8%
Commercial	1,803	10.6%	728	0.7%	190	42.6%	127	40.3%	81	58.1%
Construction	2,252	3.9%	1,022	0.4%	75	16.9%	54	17.1%	5	3.7%

Total real estate	4,301	15.9%	2,162	1.5%	292	65.6%	212	67.1%	105	75.6%

Consumer
Consumer	223	0.8%	121	0.6%	75	16.8%	57	18.0%	16	11.2%

Nonspecific
Nonspecific	239	—	—	—	—	—	—	—	—	—

Total allowance for non-covered loans	5,351	18.9%	2,524	2.4%	445	100.0%	316	100.0%	139	100.0%

Total allowance for covered loans	—	81.1%	—	97.6%	—	—	—	—	—	—

Total allowance for loan losses	$5,351	100.0%	$2,524	100.0%	$445	100.0%	$316	100.0%	$139	100.0%

  Non-performing Assets

        Non-performing assets consist of nonaccrual loans, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure. Nonaccrual loans are those loans on which we have discontinued recognition of interest income. When management believes there is sufficient doubt as to the collectibility of principal or interest on any loan, or generally when loans are 90 days or more past due, we discontinue the accrual of the applicable interest and designate the loan as "nonaccrual," unless the loan is well secured and in the process of collection. Management reviews past due loans on a monthly basis and will place certain loans on nonaccrual status at 60 days past due in some circumstances. We apply interest payments received on nonaccrual loans against principal. We return loans to an accrual status when factors indicating doubtful collectibility on a timely basis no longer exist. We record a provision for estimated losses if a subsequent decline in value occurs.

        Nonaccrual loans are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent. Substantially all of our nonaccrual loans are collateral dependent and, therefore, are valued at the fair value of collateral. The fair value of collateral is determined through a review of the appraised value and assessment of recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale. We initially record other real estate owned at the lower of cost or estimated market value at the date of acquisition.

        We contract a third-party property valuation company to order, obtain and review the appraisals prepared by a pre-approved third-party appraiser. We conduct this process independently from our loan production staff. Due to the current economic conditions and the number of non-performing loans in our markets, there is often a 60 to 90 day period between the date we order an appraisal and the date we receive and review it. Once the third-party property valuation company completes its review of the new appraisal, they provide it either to our Credit Administration Department (for non-covered loans) or the Special Assets Division (for covered loans). For non-covered loans, we will record either a specific allowance or a charge-off against the allowance for loan losses if our review of the current appraisal or the new appraisal indicates a loss. Subsequently, we will review our allowance at the end of each quarter and replenish it as required by our ALLL model. For covered loans, we will record a charge-off against the appropriate fair value discount (impaired or other) if our review of the current appraisal or the new appraisal indicates a loss.

        Partially charged-off collateral dependent loans with an updated appraisal remain on nonaccrual status until the factors that previously indicated doubtful collectability on a timely basis no longer exist. Specifically, we look at the following factors before returning a partially charged-off loan to performing status: documented evidence of debt service capacity; adequate collateral; and a minimum of six months of receiving payments as agreed.

        Loan modifications constitute a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. For loans that are considered troubled debt restructurings, we either compute the present value of expected future cash flows discounted at the original loan's effective interest rate or, as a practical expedient, we may measure impairment based on the observable market price of the loan or the fair value of the collateral even though we do not expect to deem troubled debt restructurings collateral dependent. We record the difference between the carrying value and fair value of the loan as a valuation allowance.

        The following tables set forth our non-performing assets for the periods presented.

	At December 31, 2010			At December 31, 2009
(dollars in thousands)	Covered Loans	Non-Covered Loans	Total	Covered Loans	Non-Covered Loans	Total
Nonaccrual loans	$529,360	$4,079	$533,439	$524,855	$555	$525,410
Accruing loans 90 days or more past due	—	—	—	—	—	—
Troubled debt restructurings not included in above	—	—	—	—	—	—

Total non-performing loans	529,360	4,079	533,439	524,855	555	525,410
Other real estate owned	155,981	75	156,056	141,690	120	141,810

Total non-performing assets	$685,341	$4,154	$689,495	$666,545	$675	$667,220

Non-performing loans to total loans	34.41%	1.19%	35.60%	26.61%	1.17%	27.78%
Non-performing assets to total assets	24.23%	0.15%	24.38%	52.23%	0.06%	52.29%

	December 31,
(dollars in thousands)	2008	2007	2006
Nonaccrual loans	$161	$4	$—
Accruing loans 90 days or more past due	27	3	—
Troubled debt restructurings not included in above.	—	—	—

Total non-performing loans	188	7	—
Other real estate owned	73	0	—

Total non-performing assets	$261	$7	$—

Non-performing loans to total loans	0.83%	0.04%	—
Non-performing assets to total assets	0.77%	0.03%	—

        Non-performing assets, defined as nonaccrual loans, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, totaled $689.5 million, or 24.4% of total assets at December 31, 2010, compared to $667.2 million, or 52.3% of total assets at December 31, 2009. Of the $689.5 million in non-performing assets at December 31, 2010 and the $667.2 million in non-performing assets at December 31, 2009, $685.3 million and $666.5 million, respectively, relate to assets that are covered by loss share agreements with the FDIC. Total non-performing covered assets accounted for 98.4% and 99.9% of total non-performing assets at December 31, 2010 and December 31, 2009, respectively.

        Interest income that would have been reported on the nonaccrual loans for the year ended December 31, 2010 and the successor period from July 24, 2009 through December 31, 2009 was approximately $40.2 million and $8.4 million, respectively. Interest income recognized on non-covered impaired loans for the year ended December 31, 2010 and the successor period from July 24, 2009 through December 31, 2009 was approximately $4.0 million and $783,000, respectively.

        At December 31, 2010, we had approximately $86.5 million in potential problem loans, compared to $230.6 million at December 31, 2009. The significant decrease in potential problem loans from December 31, 2009 to December 31, 2010 resulted primarily from transfers of loans to other real estate, as well as charge-offs resulting from nonaccrual status. Potential problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms. At

December 31, 2010 and December 31, 2009, substantially all of our potential problem loans were covered loans, with only $1.3 million in non-covered potential problem loans at December 31, 2010.

  Deposits

        Total deposits at December 31, 2010 and December 31, 2009 were $2.4 billion and $2.2 billion, respectively. At December 31, 2010, noninterest bearing accounts totaled $224.5 million, or 9.3% of total deposits, compared to $187.7 million, or 8.7% of total deposits at December 31, 2009. Time deposits totaled $626.9 million, or 28.5% of interest bearing deposits at December 31, 2010, compared to $1.2 billion, or 60.5% of interest bearing deposits at December 31, 2009. Out of market brokered and wholesale time deposits totaled $51.3 million and $50.9 million at December 31, 2010 and December 31, 2009, respectively. Money market and savings accounts totaled $1.3 billion, or 58.1% of interest bearing deposits, at December 31, 2010, compared to $460.2 million, or 23.4% of interest bearing deposits at December 31, 2009. During 2010, we continued our strategy of actively marketing our State of Banking Money Market account in order to grow transaction accounts and reduce our reliance on time deposits.

        During 2009, we were able to use the liquidity from our recapitalization and our FDIC-assisted acquisitions to pay off more than $628.1 million in brokered and wholesale time deposits. In addition, under the terms of our purchase and assumption agreements with the FDIC, for each FDIC-assisted acquisition, we were able to reprice these deposits at a market rate that resulted in many being redeemed (without penalty), which improved our net interest margin.

        The following table shows the average balance amounts and the average rates paid on deposit held by us for the periods presented.

	Years Ended
	December 31, 2010		December 31, 2009		December 31, 2008
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$199,592	0.00%	$149,008	0.00%	$2,471	0.00%
Interest bearing demand deposits	239,795	0.71%	247,628	1.42%	2,839	1.23%
Savings and money market accounts	1,064,404	1.86%	223,026	1.80%	3,497	2.34%
Time deposits less than $100,000	414,005	0.11%	488,240	0.31%	7,203	4.89%
Time deposits greater than $100,000	344,464	4.44%	473,927	4.66%	7,535	4.49%

Total deposits	$2,262,260	1.80%	$1,581,829	1.92%	$23,545	3.83%

        The maturity distribution of our time deposits of $100,000 or more at December 31, 2010 was as follows:

(dollars in thousands)	December 31, 2010
Three months or less	$49,929
Over three through six months	49,341
Over six though twelve months	99,116
Over twelve months	67,169

Total	$265,555

Borrowings and Other Interest-Bearing Liabilities

        The following table outlines our various sources of borrowed funds for the year ended December 31, 2010, the successor period ended December 31, 2009 and the year ended December 31, 2008, and the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts for each period and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

			Maximum Month End Balance	Average for the Period
	Ending Balance	Period End Rate
(dollars in thousands)				Balance	Rate
At or for the year ended December 31, 2010:
Securities sold under agreement to repurchase	$5,246	0.24%	$11,438	$6,135	0.44%
Advances from FHLB	—	—	—	—	—
Other borrowings	—	—	—	—	—
At or for the successor period ended December 31, 2009:
Securities sold under agreement to repurchase	$9,606	0.25%	$11,796	$4,239	0.59%
Advances from FHLB	5,000	0.28%	161,255	118,006	2.11%
Other borrowings	—	—	—	97	2.35%
At or for the year ended December 31, 2008:
Securities sold under agreement to repurchase	$—	—	$—	$—	—
Advances from FHLB	1,800	0.79%	1,800	1,800	0.39%
Other borrowings	—	—	—	—	—

Capital Resources

        We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns. At December 31, 2010, we exceeded all minimum regulatory capital requirements as shown in the tables below. At December 31, 2010, our shareholders' equity was $359.3 million, or 12.7% of total assets, compared to $310.8 million, or 12.4% of total assets, at December 31, 2009.

        On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock, including the sale of 28,455,000 shares of common stock to accredited investors at $10.00 per share. Following this recapitalization, the Bank raised an additional $15.7 million in common equity through the sale of 1,518,540 shares and 458,029 warrants to acquire shares of common stock to certain investors, including officers, directors and employees of the Bank. In October 2010, the Company raised an additional $923,000 in common equity through the sale of 69,927 shares and 59,927 warrants to acquire shares of common stock to certain members of the Bank's senior management and one of our directors.

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the periods presented:

	December 31,
	2010	2009	2008
Return on average assets	1.73%	2.04%	(1.69)%
Return on average equity	13.66%	14.14%	(8.73)%
Equity to assets ratio	12.70%	14.41%	19.35%

        The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. The Bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        To be considered "well capitalized" under capital guidelines, we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. To be considered "adequately capitalized" under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%. We expect banking regulators to increase these minimum levels in the future.

        The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented. The capital ratios of the Company have been omitted for the year-end periods ended 2008 and 2009, as the Company did not become the Bank's holding company until July 23, 2010.

	Bank	Company
			December 31,
	December 31, 2010	December 31, 2010
			2009	2008
Leverage ratio	12.71%	12.77%	14.57%	18.05%
Tier 1 risk-based capital ratio(1)	43.38%	43.56%	30.60%	21.60%
Total risk-based capital ratio(1)	44.05%	44.23%	30.85%	22.67%

(1)
The increase in our risk-based capital ratios from December 31, 2009 to December 31, 2010 resulted from the FDIC Financial Institutions Letter (FIL-7-2010) dated February 26, 2010, entitled "Regulatory Capital Standards Clarification of the Risk Weights for FDIC Claims and Guarantees," which clarifies that the FDIC receivable may be assigned a zero risk weight.

        For all periods, the Bank was considered "well capitalized" and we intend to maintain a capital level for the Bank that exceeds the FDIC requirements to be classified as a "well capitalized" bank. In addition, as a condition to the FDIC's approval of the Notice of Change in Control filing of Mr. Evans, Mr. Speight and Mr. Childers (our management team) in connection with the July 2009 recapitalization and acquisition, the Bank was required to execute a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on July 23, 2012. At December 31, 2010, the Bank was in compliance with the Capital Maintenance Agreement.

Effect of Inflation and Changing Prices

        The effect of relative purchasing power over time due to inflation is not reflected in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

        Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant effect on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

Off-Balance Sheet Arrangements

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31,

2010, unfunded commitments to extend credit were $206.7 million. A significant portion of the unfunded commitments related to commercial real estate and land development and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2010, there were commitments totaling approximately $2.2 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

        Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Contractual Obligations

        In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our contractual obligations as of December 31, 2010.

	Payments Due by Period
(in thousands) Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
FHLB Advances	$—	$—	$—	$—	$—
Operating Lease Obligations	3,193	1,127	2,066	—	—
Securities Repurchase Agreements	5,246	5,246	—	—	—
Other Borrowings	—	—	—	—	—

	$8,439	$6,373	$2,066	$—	$—

Liquidity

        Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions. Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of control.

        At December 31, 2010, our liquid assets, which consist of cash and due from banks, interest bearing deposits and federal funds sold, amounted to $386.5 million, or 13.7% of total assets. Our available for sale securities at December 31, 2010 amounted to $405.6 million, or 14.3% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

        Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits and through collection of the FDIC receivable as we dispose of our covered loans and assets. In addition, we receive cash on the maturity and sale of loans and the maturity of investment securities. We maintain seven federal funds lines of credit with correspondent banks totaling $160.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances. At December 31, 2010, we had no advances from the FHLB and a remaining credit availability of $54.3 million. In addition, we maintain a line of credit with the Federal Reserve Bank of $47.8 million secured by certain loans in our loan portfolio.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Market risk is the risk of loss from adverse changes in market prices and rates, which principally arise from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business. Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse effects on earnings from changes in market interest rates. Our asset/liability committee monitors and considers methods of managing exposure to interest rate risk. The asset/liability committee is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

        At December 31, 2010, approximately 54.5% of our loans were variable rate loans. Approximately 93.5% of our interest-bearing liabilities reprice within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a substantial portion of our loans reprice within the first three months of the year, a large majority of our deposits will also reprice within the same 3-month period. Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe that minimizes the changes in net interest income.

        One of the tools management uses to estimate the sensitivity of net interest revenue changes to interest rates is an asset/liability simulation model. The resulting estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, loan and deposit repricing characteristics and the rate of prepayments. The asset/liability committee actively monitors the assumptions and estimates based on input data and future expectations. Actual net interest revenue, however, may vary from model results.

        Our policy is based on a 12-month impact on net interest income of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario. In the ramp scenarios, rates change 16.7 basis points per month over 12 months. The policy limits the change in net interest income over 12 months to a 10% decrease in either scenario. The policy ramp and base scenarios assume a static balance sheet. Given the historically low rate environment, management has determined that the use of the down 200 basis point scenario is not meaningful and, therefore, has used what it believes to be a more reasonable rate scenario of down 100 basis points over a 12-month period, or 8.3 basis points per month over 12 months. At December 31, 2010, our most recent asset/liability simulation run, the model indicated that a 200 basis point increase would cause an approximate 248 basis point increase in net interest income over the next 12 months and a 100 basis point decrease in rates would cause an approximate 126 basis point decrease in net interest income over the next 12 months.

        In addition, management seeks to reduce overall interest rate risk by maintaining relatively short maturities. For additional detail on loan maturity and distribution and information regarding sensitivity of loans and leases to changes in interest rates see the table under "Maturities and Sensitivities of Loans to Changing Interest Rates" on pages 69 and 70. Information on the maturity of our investment securities is located in the tables on page 67. Information regarding the maturity distributions of our time deposits with balances in excess of $100,000 is located on page 76.

Item 8.    Financial Statements and Supplementary Data.

Quarterly financial summary for 2010 and 2009

	Quarterly Period Ended
(dollars in thousands, except per share amounts)	March 31	June 30	September 30	December 31
Year Ended December 31, 2010
Interest income	$41,037	$39,785	$40,730	$46,691
Interest expense	8,680	10,079	9,899	8,582

Net interest income	32,357	29,706	30,831	38,109

Provision for loan losses	497	695	655	2,108
Noninterest income	5,275	5,522	8,297	12,959
Noninterest expense	18,533	19,120	21,272	27,317

Income before income taxes	18,602	15,413	17,201	21,643
Income taxes	6,883	5,839	6,439	8,152

Net income	$11,719	$9,574	$10,762	$13,491

Basic earnings per share	$0.37	$0.30	$0.34	$0.43

Diluted earnings per share	$0.37	$0.30	$0.34	$0.41

        Net interest income increased during the fourth quarter of 2010 due to adjustments to the fair value discounts on covered acquired loans and fewer loans moving to nonaccrual status during the quarter. In addition, interest income increased during the fourth quarter of 2010 due to loan growth and increased loan origination fees, which was partially offset by continued renewal of certificates of deposits at lower rates. The increase in non-interest income during the fourth quarter of 2010 was largely made up of two components: the gain on the FDIC assisted acquisition of United Americas Bank in December and a reduction in the accretion of the FDIC receivable. Non-interest expense also increased during the fourth quarter of 2010, primarily due to increased expenses and losses related to the liquidation of other real estate owned. Increases in charitable contributions, salaries, professional fees and other expenses made up the remaining majority of the increase.

	Quarterly Period Ended
(dollars in thousands, except per share amounts)	March 31	June 30	Predecessor Period July 1, 2009 through July 23, 2009	Successor Period July 24, 2009 through September 30	December 31
Year Ended December 31, 2009
Interest income	$478	$475	$161	$27,048	$30,795
Interest expense	211	204	85	6,766	7,975

Net interest income	267	271	76	20,282	22,820

Provision for loan losses	130	131	—	1,280	1,409
Noninterest income	41	62	16	2,546	7,747
Noninterest expense	311	308	100	9,298	13,047
Income before income taxes	(133)	(106)	(8)	12,250	16,111
(Benefit) provision for income taxes	—	—	—	4,402	5,937
Net (loss) income	$(133)	$(106)	$(8)	$7,848	$10,174

Basic earnings per share	$(0.17)	$(0.14)	$(0.01)	$0.26	$0.33

Diluted earnings per share	$(0.17)	$(0.14)	$(0.01)	$0.26	$0.32

INDEX TO AUDITED FINANCIAL STATEMENTS

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Financial Condition as of December 31, 2010 and 2009	F-3
Consolidated Statements of Income (Loss) for the Year Ended December 31, 2010, the Periods Ended December 31, 2009, July 23, 2009 and the Year Ended December 31, 2008	F-4
Consolidated Statements of Shareholders' Equity as of December 31, 2010, 2009 and 2008	F-5
Consolidated Statements of Comprehensive Income (Loss) for the Year Ended December 31, 2010, the Periods Ended December 31, 2009, July 23, 2009 and the Year Ended December 31, 2008	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2010, the Periods Ended December 31, 2009, July 23, 2009 and the Year Ended December 31, 2008	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors
State Bank Financial Corporation:

        We have audited the accompanying consolidated statements of financial condition of State Bank Financial Corporation and Subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), shareholders' equity, comprehensive income (loss), and cash flows for the year ended December 31, 2010, the period July 24, 2009 through December 31, 2009, the period January 1, 2009 through July 23, 2009, and the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bank Financial Corporation and subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010, the period July 24, 2009 through December 31, 2009, the period January 1, 2009 through July 23, 2009, and the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 1 to the financial statements referred to above, the recapitalization of the Company resulted in a successor entity effective July 24, 2009.

/s/ Dixon Hughes PLLC

Atlanta, Georgia
March 31, 2011

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
Assets
Cash and amounts due from depository institutions	$25,843	$48,681
Interest-bearing deposits in other financial institutions	360,646	151,485

Cash and cash equivalents	386,489	200,166

Investment securities available for sale	405,581	317,988
Federal Home Loan Bank stock	14,593	12,559
Loans receivable:
Not covered under FDIC loss sharing agreements	342,849	47,389
Covered under FDIC loss sharing agreements, net	934,967	1,134,499
Allowance for loan losses	(5,351)	(2,524)

Loans receivable, net	1,272,465	1,179,364

Mortgage loans held for sale	3,542	—
Other real estate owned:
Not covered under FDIC loss sharing agreements	75	120
Covered under FDIC loss sharing agreements	155,981	141,690
Premises and equipment, net	31,908	2,295
Goodwill and other intangibles, net	9,194	12,334
FDIC receivable for loss sharing agreements, net	494,428	605,502
Other assets	54,323	25,940

Total assets	$2,828,579	$2,497,958

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$224,543	$187,746
Interest-bearing deposits	2,197,383	1,966,045
FHLB advances	—	5,000
Securities sold under agreements to repurchase	5,246	9,606
Other liabilities	42,064	18,797

Total liabilities	2,469,236	2,187,194

Commitments and contingencies
Shareholders' equity:
Preferred stock $1 par value; 2,000,000 shares authorized; zero shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value; 100,000,000 and 10,000,000 shares authorized; 31,610,904 and 31,540,977 shares issued and outstanding at December 31, 2010 and 2009, respectively	316	315
Additional paid-in capital	292,942	292,030
Retained earnings	63,568	18,022
Accumulated other comprehensive income—net unrealized holding gains on securities available for sale, net of tax	2,517	397

Total shareholders' equity	359,343	310,764

Total liabilities and shareholders' equity	$2,828,579	$2,497,958

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income (Loss)

For the Year Ended December 31, 2010, Periods Ended December 31, 2009, July 23, 2009 and

Year Ended December 31, 2008

(Dollars and Shares in Thousands, except per share data)

	Year Ended December 31, 2010	Successor Period July 24, 2009 through December 31, 2009	Predecessor Period January 1, 2009 through July 23, 2009	Year Ended Predecessor 2008
Interest and dividend income:
Loans receivable	$159,104	$54,998	$974	$1,671
Investment securities	8,371	2,540	99	190
Deposits in other banks and other	768	305	41	56

Total interest and dividend income	168,243	57,843	1,114	1,917

Interest expense:
Deposits	37,212	13,636	454	807
Federal Home Loan Bank advances	—	1,093	46	14
Federal funds purchased and repurchase agreements	28	12	—	2

Total interest expense	37,240	14,741	500	823

Net interest income	131,003	43,102	614	1,094
Provision for loan losses	3,955	2,689	261	312

Net interest income after provision for loan losses	127,048	40,413	353	782

Noninterest income:
Accretion of FDIC receivable for loss sharing agreements	15,652	4,748	—	—
Service charges on deposit accounts	6,543	3,307	99	170
Gain on acquisitions	3,759	1,185	—	—
Other	6,099	1,053	20	7

Total noninterest income	32,053	10,293	119	177

Noninterest expenses:
Salaries and employee benefits	42,333	13,162	380	728
Occupancy	8,549	1,668	115	289
Legal and professional	4,057	1,438	36	175
Marketing	3,230	583	5	4
Federal insurance premiums and other regulatory fees	4,733	1,736	30	18
Net cost of operations of real estate owned	13,986	887	—	—
Data processing	3,629	671	64	111
Core deposit intangible amortization	924	210	—	—
Other	4,801	1,990	89	156

Total noninterest expenses	86,242	22,345	719	1,481

Income (loss) before income taxes	72,859	28,361	(247)	(522)
Income tax expense	27,313	10,339	—	—

Net income (loss)	$45,546	$18,022	$(247)	$(522)

Basic net income (loss) per share	$1.44	$0.59	$(0.32)	$(0.68)

Diluted net income (loss) per share	$1.40	$0.58	$(0.32)	$(0.68)

Weighted Average Shares Outstanding:
Basic	31,559	30,584	767	767

Diluted	32,469	31,014	767	767

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

		Common				Accumulated Other Comprehensive Income
					Retained Earnings/ (Deficit)
	Warrants	Shares	Stock	Surplus			Total
Predecessor
Balance, December 31, 2007	—	767,437	$8	$7,592	$(1,519)	$24	$6,105

Change in accumulated other comprehensive income, net of tax	—	—	—	—	—	63	63
Net loss	—	—	—	—	(522)	—	(522)

Balance, December 31, 2008	—	767,437	8	7,592	(2,041)	87	5,646

Successor
Common shares issued—Organizers and Investors	2,202,605	30,022,437	300	276,364	—	—	276,664
Common shares issued—employees	458,029	1,518,540	15	15,666	—	—	15,681
Change in accumulated other comprehensive income	—	—	—	—	—	397	397
Net income	—	—	—	—	18,022	—	18,022

Balance, December 31, 2009	2,660,634	31,540,977	315	292,030	18,022	397	310,764
Common shares issued	59,927	69,927	1	922			923
Repurchase of stock warrants	(5,000)	—	—	(10)	—	—	(10)
Change in accumulated other comprehensive income	—	—	—	—	—	2,120	2,120
Net income	—	—	—	—	45,546	—	45,546

Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Year Ended December 31, 2010, Periods Ended December 31, 2009, July 23, 2009 and

Year Ended December 31, 2008

(Dollars in thousands)

	Year Ended December 31, 2010	Successor Period July 24, 2009 through December 31, 2009	Predecessor Period January 1, 2009 through July 23, 2009	Year Ended Predecessor 2008
Net income (loss)	$45,546	$18,022	$(247)	$(522)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities arising during the period, net of tax	2,016	397	(46)	63
Reclassification adjustment for net gains included in net income, net of tax	104	—	—	—

	2,120	397	(46)	63

Comprehensive income (loss)	$47,666	$18,419	$(293)	$(459)

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2010, Periods Ended December 31, 2009, July 23, 2009 and

Year Ended December 31, 2008

(Dollars in thousands)

	Year Ended December 31, 2010	Successor Period July 24, 2009 through December 31, 2009	Predecessor Period January 1, 2009 through July 23, 2009	Year Ended Predecessor 2008
Cash Flows from Operating Activities
Net income (loss)	$45,546	$18,022	$(247)	$(522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion on premises and equipment and investments	4,714	1,326	44	120
Amortization of intangible assets	924	210	—	—
Provision for loan losses	3,955	2,689	261	312
Accretion of discounts on acquisitions, net	(98,280)	(32,437)	—	—
(Gain)/loss on sale of other real estate	(350)	143	—	—
Proceeds from sales of mortgage loans held for sale	36,922	—	—	—
Originations of mortgage loans held for sale	(40,464)	—	—	—
Write downs of other real estate owned	85,030	3,248	—	—
Increase in FDIC receivable for covered losses	(60,668)	(3,993)	—	—
Funds collected from FDIC receivable	290,815	40,474	—
Deferred income taxes	16,185	2,177	—	(242)
Impairment of deferred income taxes	—	—	—	242
Gain on acquisitions	3,759	1,185	—	—
Increase in prepaid FDIC assessments	(4,102)	(11,183)	—	—
Income on bank owned life insurance	(838)	—	—	—
Gain on available for sale securities	(165)	—	—	—
Increase (decrease) in taxes payable	9,485
Change in other liabilities, net	(5,263)	(7,631)	23	(87)
Other operating activities, net	6,475	(6,182)	(5)	7

Cash provided by (used in) operating activities	293,680	8,048	76	(170)

Cash flows from investing activities
Purchase of investment securities available for sale	(242,446)	(50,452)	(815)	(1,000)
Proceeds from sales, calls, maturities and paydown investment securities available for sale	177,331	43,492	—	2,125
Federal Home Loan Bank stock	1,353	(36)	(11)	(94)
Purchase of bank owned life insurance	(35,134)	—	—	—
Loans to customers, net of repayments	(63,058)	56,850	(3,411)	(3,606)
Purchase of premises and equipment	(30,781)	(1,440)	—	(3)
Disposal of premises and equipment	—	—	—	19
Proceeds from sales of other real estate	88,383	20,483	—	—
Capitalized improvements to other real estate	—	(64)	—	—
Net cash proceeds from FDIC-assisted transactions	93,966	802,910	—	—

Cash provided by (used in) investing activities	(10,386)	871,743	(4,237)	(2,559)

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

For the Year Ended December 31, 2010, Periods Ended December 31, 2009, July 23, 2009 and

Year Ended December 31, 2008

(Dollars in thousands)

	Year Ended December 31, 2010	Successor Period July 24, 2009 through December 31, 2009	Predecessor Period January 1, 2009 through July 23, 2009	Year Ended Predecessor 2008
Cash flows from financing activities
Interest-bearing customer deposits	(50,087)	(798,032)	2,847	4,609
Noninterest-bearing customer deposits	12,587	(4,737)	—	105
Proceeds from other borrowings	—	—	—	1,800
Federal funds purchased and securities sold under repurchase agreements	—	(5,454)	—	—
Repayments of other borrowed money	(60,384)	(169,432)	—	—
Repurchase of stock warrants	(10)	—	—	—
Issuance of common stock subsequent to reorganization	923	15,681	—	—
Issuance of common stock at reorganization	—	276,664	—	—

Cash provided by (used in) financing activities	(96,971)	(685,310)	2,847	6,514

Net increase (decrease) in cash and cash equivalents	186,323	194,481	(1,314)	3,785
Cash and cash equivalents, beginning	200,166	5,685	6,999	3,214

Cash and cash equivalents, ending	$386,489	$200,166	$5,685	$6,999

Cash Payment For:
Interest	$42,656	$4,204	$473	$851

Income taxes	$18,933	$8,615	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized gains (losses) on securities, net of tax	$2,016	$397	$(46)	$63

Transfers of loans to other real estate	$174,024	$55,887	$—	$73

Acquisitions:
Assets acquired	$363,552	$3,127,175	$—	$—

Liabilities assumed	$361,185	$3,135,207	$—	$—

Net assets (liabilities) assumed	$2,367	$(8,032)	$—	$—

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies and Nature of Business

        The consolidated financial statements of State Bank Financial Corporation and Subsidiary (the "Company") include the financial statements of State Bank Financial Corporation and its wholly owned subsidiary, State Bank and Trust Company (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation.

        State Bank and Trust Company was organized as a Georgia-state chartered bank, which opened October 4, 2005 in Pinehurst, Georgia. The Bank is primarily regulated by the FDIC and undergoes periodic examinations by this regulatory authority. On July 24, 2009 ("date of successor"), State Bank and Trust Company closed on investment agreements under which new investors infused $277 million of additional capital into the Bank, which resulted in a successor entity. This significant recapitalization resulted in a change of control and a new basis of accounting was applied. As such, the 2009 financial statements are presented for the period from July 24, 2009 through December 31, 2009 ("successor period") and January 1, 2009 through July 23, 2009 ("predecessor period").

        At the annual shareholders' meeting held March 11, 2010, approval was granted through proxy vote for the formation of a bank holding company. The required regulatory approval was obtained in July 2010 and the holding company reorganization was completed July 23, 2010.

        The Company primarily provides real estate loans and a full range of deposit products to individual and small business consumers through its 22 branch offices ranging in locations from Metro Atlanta to middle Georgia. The Company primarily competes with other financial institutions in its market area within middle Georgia and metro Atlanta. The Company considers its primary lending market to be the state of Georgia. The Company has no reportable segments.

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

  (a) Nature of Business

        State Bank Financial Corporation is a bank holding company whose primary business is presently conducted through State Bank and Trust Company, its wholly-owned banking subsidiary. Through the Bank, the Company operates a full service banking business and offers a broad range of commercial and retail banking products to its customers, with a significant focus on the resolution of assets acquired from the FDIC, which range from Metro Atlanta to middle Georgia. The Company is subject to regulations of certain federal and state agencies and is periodically examined by those regulatory agencies.

  (b) Basis of Presentation

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the FDIC receivable for loss sharing agreements, the assessment for other-than-temporary impairment of

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies and Nature of Business (Continued)

investment securities, mortgage-backed securities, and collateralized mortgage obligations. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties. In connection with the assessment for other-than-temporary impairment of investment securities, mortgage-backed securities, and collateralized mortgage obligations, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgagees, and assesses other current data. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

        A substantial portion of the Company's loans are secured by real estate located in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in the real estate market conditions of this market area.

        On July 24, 2009, the Bank acquired substantially all of the assets and assumed substantially all the deposits and certain other liabilities of the six bank subsidiaries of Security Bank Corporation from the FDIC, as receiver. As a result of the FDIC acquisition and the loss share agreements, the Company's financial results and future risks related to the acquired assets and liabilities of the six bank subsidiaries of Security Bank Corporation are completely altered, making historical financial information of Security Bank Corporation, or its six subsidiary banks, irrelevant to an understanding of the Company's current operations. In addition, the Company's business since July 24, 2009 and for the immediate future relies heavily on the Company's loss share resolution business and on the income generated from the remediation and disposal of the assets it acquired from the FDIC and is fundamentally different from the business of Security Bank Corporation. In light of the foregoing, the Company has determined that Security Bank Corporation is not the predecessor entity of the Company because the Company did not succeed to substantially all of the business of Security Bank Corporation in the acquisition, the Company has therefore omitted historical financial statements of Security Bank Corporation and its six bank subsidiaries in these financial statements.

  (c) Cash and Cash Equivalents

        Cash and cash equivalents, as presented in the consolidated financial statements, includes cash on hand, cash items in process of collection and interest-bearing deposits with other financial institutions.

  (d) Investments

        Investments, mortgage-backed securities, and collateralized mortgage obligations available for sale are reported at fair value, as determined by independent quotations. Investment in stock of the Federal Home Loan Bank ("FHLB") is required of every federally insured financial institution, which utilizes its services. The investment in FHLB stock is carried at cost and such stock is evaluated for any potential impairment.

        Purchase premiums and discounts on investment securities are amortized and accreted to interest income using a method which approximates a level yield over the period to maturity of the related securities. Purchase premiums and discounts on mortgage-backed securities and collateralized mortgage

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies and Nature of Business (Continued)

obligations are amortized and accreted to interest income using the effective interest rate method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.

        Gains and losses on sales of investments, mortgage-backed securities, and collateralized mortgage obligations are recognized on the trade date, based on the net proceeds received and the adjusted carrying amount of the specific security sold.

        A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security. At December 31, 2010 and 2009, the Company did not have any securities with other-than-temporary impairment.

  (e) Loans and Interest Income

        Loans are reported at the principal amounts outstanding, net of unearned income, deferred loan fees/origination costs, acquisition related discounts and the allowance for loan losses.

        Interest income is recognized using the simple interest method on the balance of the principal amount outstanding. Unearned income, primarily arising from deferred loan fees, net of certain origination costs, and deferred gains on the sale of the guaranteed portion of Small Business Administration (SBA) loans, is amortized over the lives of the underlying loans using the effective interest rate method.

        Generally, the accrual of interest income is discontinued on loans when reasonable doubt exists as to the full, timely collection of interest or principal. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on nonaccrual loans, which is ultimately collected, is credited to income in the period received.

        Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. Large pools of smaller balance homogeneous loans, such as consumer and installment loans, are collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans for which the accrual of interest has been discontinued are recorded as income when received unless full recovery of principal is in doubt whereby cash received is recorded as principal reduction.

        Acquired covered loans are recorded at fair value at the date of acquisition exclusive of expected cash flow reimbursements from the FDIC. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a non-accretable discount and, if appropriate, an accretable discount. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the non-accretable discount, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior changes or a reclassification of the difference from non-accretable to accretable with a positive impact on the accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies and Nature of Business (Continued)

interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows.

        The Company accounts for performing loans acquired in business combinations using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows. Purchased performing loans are recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as non-accretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

  (f) Loans Held for Sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

  (g) Allowance for Loan Losses

        The allowance for loan losses is adjusted through provisions for loan losses charged or credited to operations. For all portfolio segments of loans, a charge-off is taken against the allowance for loan losses when management believes that the collection of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is determined through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, and adequacy of collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to pay.

        To the best of management's ability, all known and inherent losses that are both probable and reasonable to estimate have been recorded. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to adjust the allowance based on their judgment about information available to them at the time of their examination.

  (h) Other Real Estate Owned

        Real estate acquired through foreclosure, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Based upon management's evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies and Nature of Business (Continued)

estimated declines in fair value. Gains or losses recognized on the disposition of the properties are recorded in net costs of operations of other real estate in the consolidated statements of income.

        Other real estate acquired through foreclosure covered under loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent adjustments to the estimated recoverable value of covered other real estate result in a reduction of covered other real estate, and a charge to other expense, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding net offsetting amount recorded to other expense.

        Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations.

  (i) Premises and Equipment

        Premises and equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 20 to 39 years for buildings and improvements and 3 to 15 years for furniture, fixtures, and equipment.

  (j) Receivable from FDIC for Loss Sharing Agreements

        The receivable from the FDIC for loss sharing agreements is measured separately from the related covered assets and it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value at acquisition was estimated using projected cash flows related to loss sharing agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss sharing agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC and any applicable true-up payments owed to the FDIC for transactions that include claw-back provisions. The FDIC receivable is reviewed and updated prospectively as loss estimates related covered loans and other real estate owned change, and as reimbursements are received or are expected to be received from the FDIC.

  (k) Income Taxes

        The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies and Nature of Business (Continued)

  (l) Comprehensive Income

        Comprehensive income for the Company consists of net income for the period and unrealized holding gains and losses on investments, mortgage-backed securities, and collateralized mortgage obligations classified as available for sale, net of income taxes.

  (m) Goodwill and other Intangible Assets

        Intangible assets include goodwill, which is the costs in excess of net assets acquired and core deposit intangibles recorded in connection with a business combination. The core deposit intangible is being amortized over 4 years on a straight-line basis.

        The Company will test its goodwill for impairment annually during its fourth quarter and upon certain triggering events on an interim basis if circumstances exist that indicate a possible reduction in the fair value of the business below its carrying value. No impairment charges have been recognized through the successor periods or the predecessor periods.

  (n) Acquisitions

        Accounting principles generally accepted in the United States ("US GAAP") require that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.

        The Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the six bank subsidiaries of Security Bank Corporation headquartered in Macon, Georgia on July 24, 2009, The Buckhead Community Bank headquartered in Atlanta, Georgia on December 4, 2009, First Security National Bank headquartered in Norcross, Georgia on December 4, 2009, NorthWest Bank and Trust headquartered in Acworth, Georgia on July 30, 2010 and United Americas Bank headquartered in Atlanta, Georgia on December 17, 2010 (collectively, the "Acquired Banks"). The acquisitions were completed with the assistance of the FDIC, which had been appointed Receiver of these entities by their state or federal banking authority, as applicable, immediately prior to the acquisitions. The acquired assets and assumed liabilities of the Acquired Banks were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of the Acquired Banks. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from the Acquired Banks.

  (o) Net Income Per Share

        Basic net income per share is computed on the weighted average number of shares outstanding. Diluted net income per share is computed by dividing net income by weighted average shares

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies and Nature of Business (Continued)

outstanding plus potential common shares resulting from dilutive stock options and warrants, determined using the treasury stock method. Income per share for the successor and predecessor periods are as follows (in thousands, except per share data):

	2010	Successor Period 2009	Predecessor Period 2009	Year Ended Predecessor 2008
Net Income (loss)	$45,546	$18,022	$(247)	$(522)

Denominator:
Weighted average common shares outstanding	31,559	30,584	767	767
Equivalent shares issuable upon exercise of stock warrants	910	430	—	—

Diluted Shares	32,469	31,014	767	767

Net income (loss) per share:
Basic	$1.44	$0.59	$(0.32)	$(0.68)

Diluted	$1.40	$0.58	$(0.32)	$(0.68)

  (p) Recent Accounting Pronouncements

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-01"), Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require additional provisions are made to the disclosure. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal periods beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company's consolidated financial condition or results of operations.

        In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset ("ASU No. 2010-18"). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30, Loans and Debt Securities Acquired with Deterioration of Credit Quality ("ASC 310-30"). ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring ("TDR") or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of these loans from the pool even if the modification of these loans would otherwise be considered a TDR. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(1) Summary of Significant Accounting Policies and Nature of Business (Continued)

or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

        In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU No. 2010-20"). ASU No. 2010-20 requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable. Existing disclosures were amended to require a roll-forward of the allowance for loan losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans. Nonaccrual and impaired loans by class must also be shown. ASU No. 2010-20 also requires disclosures regarding: (1) credit quality indicators by class, (2) aging of past due loans by class, (3) TDRs by class and their effect on the allowance for loan losses, (4) defaults on TDRs by class and their effect on the allowance for loan losses, and (5) significant purchases and sales of loans disaggregated by portfolio segment. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period type disclosures. Activity related disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2010-20 has had an impact on the Company's disclosures, but not its financial position or results of operations.

        In December 2010, the FASB issued Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28). This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The provisions of ASU 2010-28 will be effective beginning January 1, 2011 and are not expected to have a material impact on financial condition, results of operations or liquidity.

(2) Goodwill and Other Intangible Assets

        Amortization expense of $924,459 and $210,073 was recorded on the core deposit intangible at December 31, 2010 and for the successor period from July 24, 2009 through December 31, 2009, respectively. There was no amortization expense for the predecessor periods.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(2) Goodwill and Other Intangible Assets (Continued)

        At December 31, 2010 and 2009, the changes in the carrying amounts of goodwill and identifiable intangible assets are presented in the table below (in thousands):

	2010	2009
Goodwill, balance beginning of period	$9,217	$—
Buckhead Community Bank acquisition	—	9,217
Less fair value adjustment	(2,655)	—

Goodwill, December 31, 2010	6,562	9,217

Core deposit intangible, balance beginning of period	3,117	2,504
Buckhead Community Bank acquisition	—	664
First Security National Bank acquisition	—	159
NorthWest Bank and Trust acquisition	243	—
United Americas Bank acquisition	196	—
Less: accumulated amortization	(924)	(210)

	2,632	3,117

Total intangible assets	$9,194	$12,334

        The Company adjusted goodwill during the first half of 2010 related to the acquisition of the Buckhead Community Bank on December 4, 2009. At the time of the acquisition, the Company made certain assumptions related to the fair values of the acquired certificates of deposits. A subsequent review of those assumptions resulted in changes that resulted in a lower fair value on the acquired certificates. Also, during the quarter ended September 30, 2010, the Company completed the final settlement process with the FDIC related to the banks acquired in 2009. Final settlement involves a cash payment from one party to the other based on updated information that was originally estimated at the time of acquisition.

        Amortization expense for the core deposit intangible for the next five years is as follows (in thousands):

2011	$941
2012	941
2013	665
2014	85
2015	—
Thereafter	—

$2,632

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(3) Federally Assisted Acquisition of Security Bank

        On July 24, 2009, the Bank acquired substantially all of the assets and assumed substantially all the deposits and certain other liabilities of the six bank subsidiaries of Security Bank Corporation ("Security Bank") from the FDIC, as receiver. Security Bank Corporation's six commercial banking charters operated primarily within the middle Georgia and metropolitan Atlanta areas. The FDIC took Security Bank under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank's bid to purchase Security Bank included the purchase of substantially all Security Bank's assets at a discount of $316.5 million in exchange for assuming substantially all of Security Bank's deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets up to $563 million, and 95 percent of net losses exceeding $563 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $403.6 million at the time of acquisition. The acquisition of Security Bank was accounted for under the acquisition method of accounting. A summary of net assets acquired and the resulting gain is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values.

(Dollars in thousands)	As Recorded by Security		Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$171,168		$480,457	(a)	$651,625
Securities	208,173		—		208,173
FHLB stock	13,745		(3,472	)(i)	10,273
Loans, net of unearned income	1,520,191		(655,289	)(b)	864,902
Other real estate owned	115,174		(57,587	)(c)	57,587
FDIC receivable for loss sharing agreements	—		403,636	(d)	403,636
Other assets	4,518		2,504	(h)	7,022

Total assets acquired	$2,032,969		$170,249		$2,203,218

Liabilities
Deposits	$2,013,924		$2,966	(e)	$2,016,890
FHLB advances and other borrowings	168,507		2,829	(f)	171,336
Other liabilities	14,495		—		14,495

Total liabilities assumed	2,196,926		5,795		2,202,721

Excess of liabilities assumed over assets acquired	$163,957	(g)

Aggregate fair value adjustments			$164,454

Gain on Acquisition					$497

Explanation of fair value adjustments

(a)
Adjustment reflects the initial wire received from the FDIC on the acquisition date net of equity adjustments if applicable.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(3) Federally Assisted Acquisition of Security Bank (Continued)

(b)
Adjustment reflects fair value adjustments based on the Company's evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity, market yield and servicing costs.

(c)
Adjustment reflects the estimated other real estate owned losses based on the Company's evaluation of the acquired other real estate owned portfolio.

(d)
Adjustment reflects the present value of estimated fair value of payments the Company will receive from the FDIC under loss sharing agreements.

(e)
Adjustment reflects fair value adjustments based on the Company's evaluation of the acquired time deposit portfolio.

(f)
Adjustment arises since the rates on acquired FHLB advances are higher than rates available on similar borrowings as of the acquisition date.

(g)
Amount represents the excess of liabilities assumed over assets acquired and was a cash settlement from the FDIC.

(h)
Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

(i)
Adjustment reflects the estimated fair value of FHLB stock.

(4) Federally Assisted Acquisition of The Buckhead Community Bank

        On December 4, 2009, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of The Buckhead Community Bank ("BCB") from the FDIC, as receiver. BCB operated seven commercial banking branches primarily within the Atlanta, Georgia area. The FDIC took BCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank's bid to purchase BCB included the purchase of substantially all of BCB's assets at a discount of $100.3 million in exchange for assuming substantially all of BCB's deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets up to $254 million, and 95 percent of net losses exceeding $254 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $213.8 million at the time of acquisition. The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the end of year ten. On February 14, 2020, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $50.8 million, less (ii) the sum of (a) 25 percent of the asset discount, or $25.1 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. Although no true-up payment is currently projected under the BCB loss share agreements, those projections are subject to change.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(4) Federally Assisted Acquisition of The Buckhead Community Bank (Continued)

        The acquisition of BCB was accounted for under the acquisition method of accounting. A summary of net assets acquired and the resulting acquisition date goodwill is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values.

(Dollars in thousands)	As Recorded by BCB		Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$74,050		$28,748	(f)	$102,798
Securities	99,421		—		99,421
FHLB and FRB stock	2,811		(703	)(i)	2,108
Loans, net of unearned income	635,385		(291,787	)(a)	343,598
Other real estate owned	62,071		(27,400	)(b)	34,671
FDIC receivable for loss sharing agreements	—		213,812	(c)	213,812
Other assets	6,805		665	(g)	7,470

Total assets acquired	$880,543		$(76,665)		$803,878

Liabilities
Deposits	$790,259		$2,998	(d)	$793,257
FHLB advances and other borrowings	16,507		118	(e)	16,625
Other liabilities	3,213		—		3,213

Total liabilities assumed	809,979		3,116		813,095

Excess of assets acquired over liabilities assumed	$70,564	(h)

Aggregate fair value adjustments			$(79,781)

Goodwill					$9,217

Explanation of fair value adjustments

(a)
Adjustment reflects fair value adjustments based on the Company's evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity, market yield and servicing costs.

(b)
Adjustment reflects the estimated other real estate owned losses based on the Company's evaluation of the acquired other real estate owned portfolio.

(c)
Adjustment reflects the estimated fair value of payments the Company will receive from the FDIC under loss sharing agreements.

(d)
Adjustment reflects fair value adjustments based on the Company's evaluation of the acquired time deposit portfolio.

(e)
Adjustment arises since the rates on acquired FHLB advances are higher than rates available on similar borrowings as of the acquisition date.

(f)
Adjustment reflects the initial wire received from the FDIC on the acquisition date net of equity adjustments if applicable.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(4) Federally Assisted Acquisition of The Buckhead Community Bank (Continued)

(g)
Adjustment reflects fair value adjustment to record the estimated core deposit intangible.

(h)
Amount represents the excess assets acquired over liabilities assumed and was a cash settlement from the FDIC as primarily adjusted by the negative bid amount.

(i)
Adjustment reflects the estimated fair value of FHLB stock.

(5) Federally Assisted Acquisition of First Security National Bank

        On December 4, 2009, the Bank acquired substantially all of the assets and assumed substantially all the deposits and certain other liabilities of First Security National Bank ("FSNB") from the FDIC, as receiver. FSNB operated four commercial banking branches primarily within the Norcross, Georgia area. The FDIC took FSNB under receivership upon its closure by the Office of the Comptroller of the Currency. The Bank's bid to purchase FSNB included the purchase of substantially all of FSNB's assets at a discount of $10.7 million in exchange for assuming substantially all of FSNB's deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets up to $27 million and 95 percent of net losses exceeding $27 million. The term for loss sharing on residential real estate loans is ten years, while the term of for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $19.8 million at the time of acquisition. The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the end of year ten. On February 14, 2020, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold or $5.4 million, less (ii) the sum of (a) 25 percent of the asset discount, or $2.7 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. Although no true-up payment is currently projected under the FSNB loss share agreements, those projections are subject to change.

        The acquisition of FSNB was accounted for under the acquisition method of accounting. A summary of net assets acquired and the resulting acquisition date goodwill is presented in the following

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(5) Federally Assisted Acquisition of First Security National Bank (Continued)

table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values.

(Dollars in thousands)	As Recorded by FSNB		Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$31,912		$16,575	(e)	$48,487
Securities	285		—		285
Loans, net of unearned income	50,660		(17,444	)(a)	33,216
Other real estate owned	29,402		(12,000	)(b)	17,402
FDIC receivable for loss sharing agreements	—		19,787	(c)	19,787
Other assets	743		159	(f)	902

Total assets acquired	$113,002		$7,077		$120,079

Liabilities
Deposits	$117,696		$492	(d)	$118,188
Other liabilities	1,203		—		1,203

Total liabilities assumed	118,899		492		119,391

Excess of liabilities assumed over assets acquired	$5,897	(g)

Aggregate fair value adjustments			$6,585

Gain on acquisition					$688

Explanation of fair value adjustments

(a)
Adjustment reflects fair value adjustments based on the Company's evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity, market yield and servicing costs.

(b)
Adjustment reflects the estimated other real estate owned losses based on the Company's evaluation of the acquired other real estate owned portfolio.

(c)
Adjustment reflects the estimated fair value of payments the Company will receive from the FDIC under loss sharing agreements.

(d)
Adjustment reflects fair value adjustments based on the Company's evaluation of the acquired time deposit portfolio.

(e)
Adjustment reflects the initial wire received from the FDIC on the acquisition date net of equity adjustments if applicable.

(f)
Adjustment reflects fair value adjustment to record the estimated core deposit intangible.

(g)
Amount represents the excess of liabilities assumed over assets acquired and was a cash settlement from the FDIC.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(6) Federally Assisted Acquisition of NorthWest Bank and Trust

        On July 30, 2010, the Bank acquired substantially all of the assets and assumed substantially all the deposits and certain other liabilities of NorthWest Bank and Trust ("NWBT") from the FDIC, as receiver. NWBT operated primarily within the metropolitan Atlanta area. The FDIC took NWBT under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank's bid to purchase NWBT included the purchase of substantially all the assets at a discount of $18.8 million in exchange for assuming substantially all of the deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition, which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $25.0 million at the time of acquisition.

        The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the first of the end of year ten or upon the disposition or termination of the loss share agreements. On September 15, 2020, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $7.2 million, less (ii) the sum of (a) 25 percent of the asset discount, or $4.7 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. As of acquisition date, management projected a true-up payment of $597,000 under the NWBT loss share agreements; this projection is subject to change.

        The acquisition of NWBT was accounted for under the acquisition method of accounting. A summary of net assets acquired and the resulting gain is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. As of December 31, 2010, noninterest income includes a bargain purchase gain of $37,000 that resulted from the acquisition. The amount of the gain

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(6) Federally Assisted Acquisition of NorthWest Bank and Trust (Continued)

is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

(Dollars in thousands)	As Recorded by NWBT		Fair Value Adjustments		As recorded by the Company
Assets
Cash and due from banks	$34,256		$(2,400	)(a)	$31,856
Investment securities	16,218		—		16,218
FHLB and other bank stock	275		—		275
Loans, net of unearned income	97,837		(40,855	)(b)	56,982
Other real estate owned	5,020		(2,509	)(c)	2,511
FDIC receivable for loss sharing agreements	—		24,955	(d)	24,955
Core deposit intangible	—		243	(e)	243
Other assets	866		—		866

Total assets acquired	$154,472		$(20,566)		$133,906

Liabilities
Deposits:
Noninterest-bearing	$9,349		$—		$9,349
Interest-bearing	123,257		—		123,257

Total deposits	132,606		—		132,606
Repurchase agreements	311		—		311
Loss share true-up liability	—		597	(g)	597
Other liabilities	355		—		355

Total liabilities assumed	133,272		597		133,869

Excess of assets acquired over liabilities assumed	$21,200	(f)

Aggregate fair value adjustments			$(21,163)

Gain on Acquisition					$37

Explanation of fair value adjustments

(a)
Adjustment reflects the initial wire sent to the FDIC on the acquisition date.

(b)
Adjustment reflects fair value adjustments based on the Company's evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(c)
Adjustment reflects the estimated other real estate owned losses based on the Company's evaluation of the acquired other real estate owned portfolio.

(d)
Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements. The receivable was recorded at the present value of the estimated cash flows using an average discount rate of two and one half percent.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(6) Federally Assisted Acquisition of NorthWest Bank and Trust (Continued)

(e)
Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

(f)
Adjustment represents the excess of the assets acquired over the liabilities assumed. Since the asset discount bid by the Company of $18.8 million did not exceed this amount and the FDIC retained the brokered deposits, the difference resulted in a cash payment to the FDIC on acquisition date.

(g)
Amount reflects the present value of future payments to the FDIC in the event losses fail to reach expected levels.

(7) Federally Assisted Acquisition of United Americas Bank, N.A.

        On December 17, 2010, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of United Americas Bank, N.A. ("UAB") from the FDIC, as receiver. UAB operated full service commercial banking branches primarily within the Atlanta, Georgia area. The FDIC took UAB under receivership upon its closure by the Office of the Comptroller of the Currency. The Bank's bid to purchase UAB included the purchase of substantially all of UAB's assets at a discount of $45.7 million in exchange for assuming substantially all of UAB's deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $78.5 million at the time of acquisition.

        The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the first of the end of year ten or upon the disposition or termination of the loss share agreements. On February 14, 2020, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $11.6 million, less (ii) the sum of (a) 25 percent of the asset discount, or $11.4 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. Although no true-up payment is currently projected under the UAB loss share agreements, the projection is subject to change.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(7) Federally Assisted Acquisition of United Americas Bank, N.A. (Continued)

        The acquisition of UAB was accounted for under the acquisition method of accounting. A summary of net assets acquired and the resulting acquisition date goodwill is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. As of December 31, 2010, noninterest income includes a bargain purchase gain of $3.7 million, resulting in an after tax gain of $2.3 million from the acquisition. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

(Dollars in thousands)	As Recorded by UAB		Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$44,468		$17,642	(a)	$62,110
Investment securities	6,229		—		6,229
FHLB and other bank stock	3,112		—		3,112
Loans, net of unearned income	166,780		(98,368	)(b)	68,412
Other real estate owned	31,273		(20,499	)(c)	10,774
FDIC receivable for loss sharing agreements	—		78,466	(d)	78,466
Core deposit intangible	—		196	(e)	196
Other assets	938		(591	)(i)	347

Total assets acquired	$252,800		$(23,154)		$229,646

Liabilities
Deposits:
Noninterest-bearing	$14,861		$—		$14,861
Interest-bearing	159,834		—		159,834

Total deposits	174,695		—		174,695
FHLB advances and other borrowings	49,500		1,213	(h)	50,713
Deferred tax liability	—		1,392	(g)	1,392
Other liabilities	516		—		516

Total liabilities assumed	224,711		2,605		227,316

Excess of assets acquired over liabilities assumed	$28,089	(f)

Aggregate fair value adjustments			$(25,759)

					$2,330

Explanation of fair value adjustments

(a)
Adjustment reflects the initial wire received from the FDIC on the acquisition date net of equity adjustments if applicable.

(b)
Adjustment reflects fair value adjustments based on the Bank's evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(7) Federally Assisted Acquisition of United Americas Bank, N.A. (Continued)

(c)
Adjustment reflects the estimated other real estate losses based on the Bank's evaluation of the acquired other real estate owned portfolio.

(d)
Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements. The receivable was recorded at the present value of the estimated future cash flows using an average discount rate of two and one half percent.

(e)
Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

(f)
Amount represents the excess assets acquired over liabilities assumed and was a cash settlement from the FDIC as primarily adjusted by the negative bid amount.

(g)
Deferred tax liability as a result of the gain on acquisition.

(h)
Adjustment arises since the rates on acquired FHLB advances are higher than the rates available on similar borrowings. Subsequent to the UAB acquisition all FHLB advances were paid off.

(i)
Adjustment reflects the accrued interest that would not be recognized on those performing loans that were moved to nonaccrual by management effective as of the acquisition date.

(8) Investment Securities

        The cost basis, unrealized gains and losses, and fair value of securities available for sale at December 31, 2010 and 2009 are listed below (in thousands):

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government agencies	$163,002	$699	$20	$163,681
State and political subdivisions	9,490	114	49	9,555
Residential mortgage-backed securities—private	61,504	705	1,184	61,025
Residential mortgage-backed securities—agency	40,892	781	—	41,673
Collateralized-mortgage obligations (CMO)	125,146	2,836	27	127,955
Corporate securities	1,525	167	—	1,692

Total	$401,559	$5,302	$1,280	$405,581

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government agencies	$85,227	$69	$580	$84,716
State and political subdivisions	3,176	92	56	3,212
Collateralized-mortgage obligations (CMO)	172,002	1,374	96	173,280
Residential mortgage-backed securities—agency	56,647	116	501	56,262
Corporate securities	325	193	—	518

Total	$317,377	$1,844	$1,233	$317,988

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(8) Investment Securities (Continued)

        The amortized cost and estimated fair value of the investment securities at December 31, 2010, by contractual maturity, are presented in the following table (in thousands):

	Amortized cost	Estimated fair value
Less than 1 year	$62,995	$63,040
1–5 years	91,888	92,184
5–10 years	8,716	9,091
10 years or more	10,418	10,613
FNMA, GNMA, FHLMC and CMO mortgage-backed securities	227,542	230,653

	$401,559	$405,581

        The Company's investment in FHLB stock was $14.6 million and $12.6 million at December 31, 2010 and 2009, respectively.

        Gains and losses on the sales and calls of securities available for sale consist of the following (in thousands):

	December 31, 2010	Successor Period July 24, 2009 Through July 23, 2009	Predecessor Period January 1, 2009 Through December 31, 2009	December 31, 2008
Gross gains on securities	$187	$—	$—	$—
Gross losses of securities	(22)	—	—	—

Net realized gains (losses) on sales of securities available for sale	$165	$—	$—	$—

        The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times provide a balance over interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits. Management monitors the investment portfolio and periodically evaluates investments for other-than-temporary impairment or more often when economic or market concerns support more frequent evaluations. Consideration during the evaluation is placed on (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the positive intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value. As of December 31, 2010, there was no intent to sell any of the securities available for sale. Furthermore, it is not likely that the Company will have to sell such securities before a recovery of the amortized cost basis.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(8) Investment Securities (Continued)

        The following table provides information regarding securities with unrealized losses as of December 31, 2010 and 2009 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Investment securities available for sale:
U.S. Government securities	$34,128	$20	$—	$—	$34,128	$20
State and political subdivisions	3,896	32	239	17	4,135	49
Residential mortgage-backed securities—private	23,788	1,184	—	—	23,788	1,184
Collateralized mortgage obligations	12,598	27	—	—	12,598	27

Total	$74,410	$1,263	$239	$17	$74,649	$1,280

December 31, 2009
Investment securities available for sale:
U.S. Government securities	$72,689	$580	$—	$—	$71,495	$580
State and political subdivisions	1,536	56	—	—	1,536	56
Residential mortgage-backed securities—agency	39,186	501	—	—	39,186	501
Collateralized mortgage obligations	14,089	96	—	—	14,089	96

Total	$127,500	$1,233	$—	$—	$74,649	$1,233

        An investment security with an aggregate fair value of $239,000 had a continuous unrealized loss of $17,000 for more than twelve months as of December 31, 2010. The unrealized loss arose from changes in interest rates and market conditions and maintains an acceptable investment grade where the repayment of principal and interest are fully backed by the U.S. Government. At December 31, 2010, the Company had the ability and intent to retain this investment security for a period of time sufficient to recover all unrealized losses. Therefore, the security is deemed to be other than temporarily impaired.

        Investment securities with an aggregate carrying amount of $148.5 million and $175.6 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and FHLB advances.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(9) Loans and Allowance for Loan Losses

        Loans not covered by loss sharing agreements are summarized as follows (in thousands):

	December 31,
	2010	2009
Loans not covered by loss sharing agreements:
Residential real estate	$23,255	$8,219
Commercial real estate-construction	70,543	8,019
Commercial real estate-other	196,243	14,427
Commercial and Industrial	38,919	5,552
Consumer and other	13,889	11,172

Loans receivable, net of undisbursed proceeds of loans in process	342,849	47,389
Less:
Allowance for loan losses	5,351	2,524

	$337,498	$44,865

        The carrying amount of the covered loans consisted of impaired loans and non-impaired loans and are presented in the following tables (in thousands):

	December 31, 2010
	Impaired at acquisition date	All other acquired loans	Total covered loans
Loans covered by loss sharing agreements:
Residential real estate	$19,036	$295,500	$314,536
Commercial real estate-construction	137,319	298,300	435,619
Commercial real estate-other	54,692	558,837	613,529
Commercial and industrial	17,213	127,700	144,913
Consumer and other	1,941	27,823	29,764

Loans receivable, gross	230,201	1,308,160	1,538,361
Less:
Non-accretable discount	131,979	347,637	479,616
Accretable discount	3,150	120,628	123,778

Total loans covered, net	$95,072	$839,895	$934,967

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(9) Loans and Allowance for Loan Losses (Continued)

	December 31, 2009
	Impaired at acquisition date	All other acquired loans	Total covered loans
Loans covered by loss sharing agreements:
1-4 family residential real estate mortgage	$26,591	$294,735	$321,326
Commercial real estate	57,998	510,247	568,245
Commercial	11,625	175,763	187,388
Real estate construction and development	292,662	517,395	810,057
Consumer and other	4,548	81,095	85,643

Loans receivable, gross	393,424	1,579,235	1,972,659
Less:
Non-accretable discount	272,459	381,861	654,320
Accretable discount	—	183,840	183,840

Total loans covered, net	$120,965	$1,013,534	$1,134,499

        Loans covered under loss sharing agreements with the FDIC (referred to as covered loans) are reported in loans excluding the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss sharing agreements. Subsequent decreases in the amount of cash expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed. Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded. Interest is accrued daily on the outstanding principal balances of non-impaired loans. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

        Covered loans which are more than 90 days past due with respect to interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on covered loans placed on nonaccrual status is charged against interest income and the FDIC receivable would be adjusted by the amount of any estimated reimbursement. Payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Additional interest payments received after that time is recorded as interest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(9) Loans and Allowance for Loan Losses (Continued)

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired impaired loans and other acquired loans as of the acquisition dates are provided in the following table (in thousands):

	Impaired at acquisition date	All other acquired loans	Total covered loans
NWBT loans at acquisition date:
Contractual principal and interest payments receivable	$20,797	$77,040	$97,837
Non-accretable discount (expected losses and forgone interest)	13,990	16,229	30,219

Cash flows expected to be collected at acquisition	6,807	60,811	67,618
Accretable discount	842	9,794	10,636

Fair value of loans acquired	$5,965	$51,017	$56,982

UAB loans at acquisition date:
Contractual principal and interest payments receivable	$60,679	$106,101	$166,780
Non-accretable discount (expected losses and forgone interest)	44,987	41,451	86,438

Cash flows expected to be collected at acquisition	15,692	64,650	80,342
Accretable discount	2,582	9,348	11,930

Fair value of loans acquired	$13,110	$55,302	$68,412

        The following table documents changes in the value of the accretable discount for the year ended December 31, 2010 and for the period from July 24, 2009 through December 31, 2009 (in thousands):

	Accretable discount
	2010	2009
Balance, at beginning of year	$183,840	$—
Additions	22,566	211,269
Accretion	(82,628)	(27,429)
Transfers from non-accretable discount to accretable discount	—	—

Balance, end of year	$123,778	$183,840

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(9) Loans and Allowance for Loan Losses (Continued)

        The changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate for the year ended December 31, 2010 and during the period from July 24, 2009 through December 31, 2009 (in thousands):

	2010	2009
Fair value of FDIC receivable for loss sharing agreements at beginning of 2010 and acquisition date 2009, respectively	$605,502	$637,235
Reductions resulting from:
Wires received	(290,815)	(40,474)
Recovery of previous loss reimbursements	—	—
Additions resulting from:
Charge-offs, write-downs and other losses	39,950	—
Acquisition of UAB	78,466	—
Acquisition of NWBT	24,955	—
Discount accretion	15,652	4,748
External expenses qualifying under loss sharing agreements	20,718	3,993

Balance, end of period	$494,428	$605,502

        As of December 31, 2010, in accordance with Company policy, there were no loans to executive officers, directors and their associates; however, as of December 31, 2009, these same types of loans totaled $48,519, which consisted of one loan to a director with a balance at origination of $57,254 and $8,735 of repayments on such loan. Management believes that such loan was made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk nor present other unfavorable features.

        We assess the adequacy of the ALLL quarterly with respect to non-covered loans. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALLL consists of two components:

  (1)
  a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral; and

  (2)
  a general amount, based upon peer information, that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio.

        Even though the ALLL is composed of two components, the entire ALLL is available to absorb any credit losses.

        We establish the specific amount by examining impaired loans. Under generally accepted accounting principles, we may measure the loss either by:

  (1)
  the observable market price of the loan;

  (2)
  the present value of expected future cash flows discounted at the loan's effective interest rate; or

  (3)
  the fair value of the collateral if the loan is collateral dependent.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(9) Loans and Allowance for Loan Losses (Continued)

        Because the majority of our impaired loans are collateral dependent, we calculate nearly all of our specific allowances based on the fair value of the collateral.

        We establish the general amount by taking the remaining loan portfolio (excluding those impaired loans discussed above) with allocations based on peer information. We then subject the calculation of the general amount to stress factors that are somewhat subjective. The stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of:

  (1)
  economic factors including changes in the local or national economy;

  (2)
  the depth of experience in the lending staff;

  (3)
  any concentrations of credit (such as commercial real estate) in any particular industry group;

  (4)
  new banking laws or regulations;

  (5)
  the credit grade of the loans in our unsecured consumer loan portfolio; and

  (6)
  additional risks resulting from the level of speculative real estate loans in the portfolio.

        After we assess the applicable factors, we evaluate the remaining amount based on management's experience.

        Finally, we compare the level of the ALLL with historical trends and peer information as a reasonableness test. Management then evaluates the result of the procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the ALLL in its entirety.

        The following is a summary of transactions in the allowance for loan losses on loans not covered by loss sharing (in thousands):

	2010	Successor Period 2009	Predecessor Period 2009	Predecessor 2008
Balance, beginning of period	$2,524	$—	$445	$316
Loans charged off	(1,209)	(459)	—	(188)
Recoveries on loans previously charged off	81	294	—	5
Provision for loan losses charged to operations	3,955	2,689	261	312

Balance, end of period	$5,351	$2,524	$706	$445

        The following is a summary of information related to impaired loans, primarily covered under loss share agreements, at December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Average of individually impaired loans during year	$560,918	$564,511	$188
Interest income foregone on impaired loans	40,212	8,401	—
Cash-basis interest income recognized	4,012	783	—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(9) Loans and Allowance for Loan Losses (Continued)

        The following tables present the allocation of the allowance for loan losses in each loan category listed as of the dates indicated (in thousands):

	December 31
	2010 Amount	2009 Amount	2008 Amount
Commercial
Commercial and industrial	$588	$241	$78
Real Estate
Mortgage	246	412	27
Commercial	1,803	728	190
Construction	2,252	1,022	75

Total real estate	4,301	2,162	292

Consumer
Consumer	223	121	75

Nonspecific	239	—	—

Total allowance for non-covered loans	5,351	2,524	445

Covered loans	—	—	—

Total allowance for loan losses	$5,351	$2,524	$445

        Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate:
Construction	1,362	1,085	—
Other	2,391	1,719	—
Residential real estate	—	—	—
Consumer	—	—	—

Subtotal:	3,753	2,804	—
With an allowance recorded:
Commercial and industrial	—	—	—
Commercial real estate:
Construction	—	—	—
Other	1,493	1,493	518
Residential real estate	64	64	5
Consumer	—	—	—

Subtotal:	1,557	1,557	523
Total	$5,310	$4,361	$523

        At December 31, 2009, the Company had impaired loans not covered by loss share agreements of $3.3 million with specific allowances totaling $1.4 million.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(9) Loans and Allowance for Loan Losses (Continued)

        Nonaccrual loans not covered by loss sharing, segregated by class of loans, as of December 31, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate:
Construction	971	695	—
Other	2,391	1,719	—
Residential real estate	—	—	—
Consumer	—	—	—

Subtotal:	3,362	2,414	—
With an allowance recorded:
Commercial and industrial	—	—	—
Commercial real estate:
Construction	—	—	—
Other	1,225	1,225	479
Residential real estate	—	—	—
Consumer	—	—	—

Subtotal:	1,225	1,225	479
Total	$4,587	$3,639	$479

        An analysis of past due loans not covered by loss sharing, segregated by class of loans, as of December 31, 2010 was as follows (in thousands):

	30–89 Days Past Due	Greater than 90 days Past Due	Total Past Due	Current	Total Loans	Loans >90 days and accruing
Commercial	$200	$2	$202	$38,717	$38,919	$—
Commercial real estate:
Construction	171	64	235	70,308	70,543	—
Other	649	2,758	3,407	192,836	196,243	—
Residential real estate	30	118	148	23,107	23,255	—
Consumer	1,255	460	1,715	12,174	13,889	—

Total	$2,305	$3,402	$5,707	$337,142	$342,849	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(9) Loans and Allowance for Loan Losses (Continued)

        An analysis of past due loans covered by loss sharing, segregated by class of loans, as of December 31, 2010 was as follows (in thousands):

	30–89 days past due	Greater than 90 days past due	Total past due	Current	Total loans(1)	Loans >90 days and accruing
Commercial	$4,914	$49,089	$54,003	$90,910	$144,913	$—
Commercial real estate:
Construction	31,681	258,679	290,360	145,259	435,619	—
Other	33,059	129,927	162,986	450,543	613,529	—
Residential real estate	25,670	55,294	80,964	233,572	314,536	—
Consumer	673	5,896	6,569	23,195	29,764	—

Total	$95,997	$498,885	$594,882	$943,479	$1,538,361	$—

(1)
Total covered loans as of December 31, 2010 are shown gross of the non-accretable and accretable discounts of $479.6 million and $123.8 million respectively.

Asset Quality Grades:

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company utilizes risk-grading guidelines to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the nine risk grades is as follows:

  Pass (Grade 1–4)—Pass graded loans are considered the highest quality as they do not display any of the characteristics for adverse classification. These relationships demonstrate a strong primary and secondary cash flow capacity to retire long-term debt that is unquestioned. They produce unusually high profits and ratios that are well above industry guidelines. These relationships will also exhibit a high percentage of liquid assets with substantial working capital to satisfy current obligations.

  Watch (Grade 5)—A Watch rating is indicative of borrowers that have not met performance expectations, or that are acceptable business credits but with considerable risk. The increased risk may be due to a smaller less diverse asset base, very little liquidity or limited debt capacity, but still greater than one to one.

  OAEM (Grade 6)—Loans graded other assets especially mentioned (OAEM) are marginally acceptable with some potential weakness. If left uncorrected, these weaknesses could jeopardize repayment at some future date. Although loss is possible, it is not probable. Collateral coverage, guarantor strength, and/or equity are still sufficient to protect the bank from loss. Loans in this category may be affected by current unfavorable economic conditions or have declining trends. The account officer may not be able to properly supervise the credit due to an inadequate loan or credit agreement, or may not have control of the collateral or its condition. The borrower may have experienced a loss in the most recent financial reporting period, have limited net worth and marginal debt service coverage. These credits clearly warrant a higher degree of attention and servicing by the account officer.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(9) Loans and Allowance for Loan Losses (Continued)

  Substandard (Grade 7)—Loans graded substandard have well-defined weaknesses and represent significant problem accounts. Loss potential, while existing in the aggregate amount of substandard credits does not have to exist in individual credits classified substandard. Loss potential could exist if the deficiencies causing the substandard rating are not corrected. These loans should be handled with extreme care to protect the position of the bank. Legal action may not yet be appropriate, but the officer should prepare primary and contingency plans to either secure an upgrade for the credit, or exit the credit from the bank. Such loans are typically inadequately protected by net worth, paying capacity (DSC <1:1), collateral adequacy, liquidity, or character or ability of the borrower or its management. These credits are typically in 'default' via one or more provisions of the repayment schedule, the note or loan agreement. All non-accrual loans and bankruptcies carry a minimum rating of substandard. Loans 60 days past due should also be rated substandard.

  Doubtful (Grade 8)—Loans that carry a doubtful credit rating represent more severe weaknesses than those inherent in the substandard classification, and where collection or liquidation in full is improbable. While immediate charge-off may not be appropriate, legal and aggressive collection action should be undertaken to attempt to recover the bank's funds or minimize eventual loss to the bank. A Doubtful classification is a temporary rating when the exact amount of the loss cannot be determined, or when potential loss exposure of 50% or more exists in a substandard credit. A Doubtful credit carries a specific allocation for the amount estimated as loss. The portion of a credit that can be clearly identified as loss should be charged off.

        The following table presents the risk grades of the loan portfolio not covered by loss sharing agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	Commercial and industrial	Commercial real estate— construction	Commercial real estate— other	Residential real estate	Consumer and other	Total
Pass	$38,135	$50,174	$186,067	$20,908	$12,444	$307,728
Watch	661	20,274	6,559	1,514	698	29,706
OAEM	64	28	237	489	450	1,268
Substandard	59	67	2,105	256	234	2,721
Doubtful	—	—	1,275	88	63	1,426

Total	$38,919	$70,543	$196,243	$23,255	$13,889	$342,849

        The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	Commercial and industrial	Commercial real estate— construction	Commercial real estate— other	Residential real estate	Consumer and other	Total(1)
Pass	$57,223	$85,771	$286,682	$200,511	$11,506	$641,693
Watch	9,083	19,629	68,869	10,552	847	108,980
OAEM	16,349	14,990	42,051	11,691	186	85,267
Substandard	61,858	311,556	215,900	91,688	17,122	698,124
Doubtful	400	3,673	27	94	103	4,297

Total	$144,913	$435,619	$613,529	$314,536	$29,764	$1,538,361

(1)
Total covered loans as of December 31, 2010 are shown gross of the non-accretable and accretable discounts of $479.6 million and $123.8 million respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(10) Other Real Estate Owned

        The following is a summary of transactions in non-covered and covered other real estate owned (in thousands):

	December 31,
	2010	2009
Non-covered other real estate owned
Other real estate acquired at reorganization 2009	$—	$73
Other real estate balance, beginning of period 2010	120	—
Other real estate acquired through foreclosure of loans receivable	—	75
Other real estate sold	(45)	—
Write down of other real estate owned	—	(28)
Loss on sale of other real estate owned	—	—

Balance, end of period	$75	$120

	December 31,
	2010	2009
Covered other real estate owned
Balance, acquired and subject to FDIC loss sharing agreement at fair value	$—	$109,660
Other real estate balance, beginning of period 2010	141,690	—
Other real estate acquired through foreclosure of loans receivable	174,024	55,812
Other real estate acquired through UAB acquisition	10,774	—
Other real estate acquired through NWBT acquisition	2,511
Other real estate sold	(87,988)	(20,626)
Other real estate write-downs	(85,030)	(3,220)
Other real estate capitalized costs	—	64

Total covered OREO	$155,981	$141,690

(11) Premises and Equipment

        Premises and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$8,701	$107
Buildings and improvements	18,684	607
Furniture, fixtures, and equipment	5,241	1,037
Construction in progress	516	634

	33,142	2,385
Less accumulated depreciation	1,234	90

	$31,908	$2,295

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(11) Premises and Equipment (Continued)

        Depreciation expense for premises and equipment for December 31, 2010 and the successor and predecessor periods ended December 31, 2009 was $1.2 million, $90,000 and $30,000, respectively. In addition, for the year ended December 31, 2008 depreciation expense was $118,000.

Leases

        The Company has various operating leases on banking locations. Generally, these leases have terms of less than ten years with renewal options.

        Future minimum lease commitments under all non-cancellable operating leases with terms of one year or more, excluding any renewal options, are as follows (in thousands):

Year
2011	$1,127
2012	1,064
2013	867
2014	135
2015	—
Thereafter	—

Total	$3,193

        Rent expense for the year ended December 31, 2010 and for period from July 24, 2009 through December 31, 2009 was $2.2 million and $445,000, respectively, and was included in occupancy expense in the consolidated statement of income (loss). Rent expense for the year ended December 31, 2008 and for the period January 1, 2009 through July 23, 2009 was insignificant.

(12) Deposits

        Deposits are summarized as follows (in thousands):

	December 31,
	2010	2009
Demand	$224,543	$187,746
Interest-bearing demand	1,555,033	760,114
Savings	15,425	15,461
Time	626,925	1,190,470

Total deposits	$2,421,926	$2,153,791

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(12) Deposits (Continued)

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 were $265.6 million and $545.4 million, respectively. The scheduled maturities of time deposits at December 31, 2010 are as follows (in thousands):

Year ending December 31:
2011	$490,013
2012	116,190
2013	4,706
2014	10,032
2015 and thereafter	5,984

$626,925

        The Company had brokered deposits of $16.1 million and $29.4 million at December 31, 2010 and 2009. The scheduled maturities of brokered deposits at December 31, 2010 and their weighted average costs are as follows (in thousands):

	Balance	Average Cost
Year ending December 31:
2011	$4,143	2.07%
2012	12,000	2.00%
2013 and thereafter	—	—%

	$16,143	2.02%

(13) Borrowings

        At December 31, 2010, there were no advances from the FHLB. At December 31, 2009, the Company had advances from the FHLB totaling $5.0 million with adjustable interest of 0.28% maturing in January 2011. The FHLB advances collateralized by commercial (secured by real estate) and residential mortgage loans, investment securities and FHLB stock, carried a zero balance as of December 31, 2010.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes

        There was no income tax expense for the period January 1, 2009 through July 23, 2009. The components of income tax expense for the year ended December 31, 2010 and period from July 24, 2009 through December 31, 2009 and the year ended December 31, 2008, are as follows (in thousands):

	December 31,
	2010	Successor 2009	Predecessor 2008
Current tax provision:
Federal	$10,806	$7,504	$—
State	322	658	—

	11,128	8,162	—

Deferred tax provision:
Federal	13,689	1,781	(195)
State	2,496	396	(47)

	16,185	2,177	(242)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	27,313	10,339	(242)
Increase in deferred tax valuation allowance	—	—	242

Total income tax provision	$27,313	$10,339	$—

        Income tax expense (benefit) for the successor and predecessor periods differ from the income taxes computed by applying the Federal statutory rate of 35% to income (loss) before income taxes. The reasons for the difference are as follows (in thousands):

		2009 Year Ended
	Successor 2010	Successor Period	Predecessor Period	Predecessor 2008
Statutory Federal income taxes	$25,501	$9,926	$(86)	$(183)
Charitable contribution credit	(315)	(217)	—	(30)
State taxes, net of federal benefit	1,832	685	—	(31)
Tax-exempt interest	(60)	(19)	—	—
Increase in valuation allowance for deferred tax asset	—	—	86	242
Other	355	(36)	—	2

Actual income taxes	$27,313	$10,339	$—	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

        The components of the net deferred tax liability included in other liabilities in the accompanying consolidated statement of financial condition as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets
Allowance for loan losses	$2,051	$943
Net operating loss carryforward	484	547
Estimated loss on acquired assets	247,688	396,761
Other real estate owned	77	9
Other	—	—
Start up expenses	112	100

Total deferred tax assets	$250,412	$398,360

Deferred tax liabilities
Premises and equipment	(5,341)	(51)
Prepaid expenses	(524)	(365)
Deferred gain on FDIC assisted transactions	(54,607)	(63,038)
Loan basis differences	(57,516)	(102,083)
FDIC loss share receivable	(150,787)	(234,217)
Unrealized gains on securities available for sale	(1,504)	(214)
Other	—	(784)

	(270,279)	(400,752)

Net Deferred Tax Liability	$(19,867)	$(2,392)

        At December 31, 2010, the Company had Federal and State tax net operating loss carry-forwards of approximately $1.2 million and $1.5 million, respectively, available to offset future taxable income. These loss carry-forwards can be deducted against taxable income during the carry-forward period. These loss carry-forwards expire at the beginning of 2027.

        The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company has not taken any uncertain tax positions.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(15) Stock Warrants

        On October 14, 2010, some of the members of the Company's senior management and one of its directors purchased individual warrants that gave them the right to purchase an additional 59,927 shares of the Company's common stock at $11.21 per share. The Company utilized the Black-Scholes valuation model to determine the fair value of the warrants, which at the date of issuance was $139,031 based on a $2.32 warrant value and $10.00 strike price. The assumptions used when calculating the value per the Black-Scholes model included a risk-free rate of 1.98%, volatility of 13.50% and dividend yield of 2.50%. The warrants were fully exercisable as of the grant date.

        In connection with the Bank's recapitalization on July 24, 2009, certain of the Company's executive officers, a member of the Bank's senior management and one of the Company's directors purchased 700,000 shares of common stock and 2,102,605 warrants to purchase one share of the Company's common stock at a strike price of $10.00. In addition, certain non-employee "legacy" directors purchased 100,000 shares of common stock and 100,000 warrants to purchase one share of stock at a $5.00 strike price.

        Also during the successor period ended December 31, 2009, certain members of senior management purchased individual warrants at fair value which resulted in the issuance of 458,029 warrants with a strike price of $10.00. The Company utilized the Black-Scholes valuation model to determine the fair value of the warrants, which at the date of issuance was $494,671 based on a $1.08 warrant value. The assumptions used when calculating the value per the Black-Scholes model included a risk-free rate of 1.98%, volatility of 13.50% and dividend yield of 2.50%. The warrants were fully exercisable as of the grant date.

        The warrants issued to our executive officers, directors and senior management are subject to repurchase agreements should they leave their employment or their role as director, as applicable, or in some cases should other executive officers leave their respective roles. The repurchase is at the Company's option at $2.00 per warrant (or $2.32 for warrants purchased on October 14, 2010), or $12.00 per share for exercised warrants, for the first three years from issue. The repurchase applies to all warrants from the first twelve months of grant, two-thirds for the next twelve months and one-third for the third twelve months. After three years, the holders' warrants are not subject to repurchase. If the warrant holder employee has exercised the warrant for shares within the repurchase period, the common stock issued will be subject to the repurchase agreement until the agreement expires. If there is a change in control during the repurchase period, the repurchase option expires. As of December 31, 2010, the Company has issued 2,720,561 warrants as of the effective date, of which 5,000 have been repurchased.

(16) Securities Sold Under Repurchase Agreements

        Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company is required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements were $5.2 million and $9.6 million as of December 31, 2010 and 2009, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(17) Commitments and Contingent Liabilities

        In order to meet the financing needs of its customers, the Company maintains financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and/or liquidity risk.

        Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed maturity dates or other termination clause with required fee payment. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if deemed necessary upon extension of credit, is determined on a case by case basis by management through credit evaluation of the customer.

        Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, the Company's credit policies govern the issuance of standby letters of credit.

        The Company's exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company's commitments is as follows (in thousands):

	December 31,
	2010	2009
Commitments to extend credit	$206,716	$109,455
Financial standby letters of credit	2,204	5,923

Total	$208,920	$115,378

        In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

(18) Fair Value

        Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Financial Accounting Standards Board's Accounting Standards Codification Topic 820 ("ASC 820") Fair Value Measurements and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

Fair Value Hierarchy

  Level 1

        Valuation is based on inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  Level 2

        Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either, directly or indirectly, such as interest rates, yield curves observable at commonly quoted intervals, and other market-corroborated inputs.

  Level 3

        Valuation inputs are unobservable inputs for the asset or liability, which shall be used to measure fair value to the extent that observable inputs are not available. The inputs shall reflect the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

        The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments and other accounts recorded based on their fair value:

  (a) Cash and Cash Equivalents

        The carrying amount approximates fair value because of the short maturity of these instruments.

  (b) Securities Available for Sale

        The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1). If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow models whose inputs are derived from observable market data (Level 2). In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 hierarchy.

  (c) Federal Home Loan Bank stock

        FHLB stock is carried at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

  (d) Loans Receivable

        Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect observable market information incorporating the credit, liquidity, yield, and other risks inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

        Fair value for significant non-performing loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

  (e) Accrued Interest

        The carrying amounts of accrued interest approximate fair value.

  (f) FDIC Receivable for Loss Sharing Agreements

        The Company's FDIC receivable for loss sharing agreements approximates fair value.

  (g) Deposits

        The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

  (h) Borrowings

        The fair value of the Company's Federal Home Loan Bank advances is estimated based on the discounted value of contractual cash flows. The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.

  (i) Commitments and Contingencies

        The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

  (j) Other real estate owned

        The fair value of other real estate owned ("OREO") is determined when the asset is transferred to foreclosed assets. The assets are carried at the lower of the carrying value or fair value. Fair value is based on appraised values of the collateral or management's estimation of the value of the collateral. When the value is based on observable market prices such as an appraisal, the asset is recorded in Level 2 hierarchy. When an appraised value is not available or management determines the fair value of the collateral is further impaired, the asset is recorded as a nonrecurring Level 3 hierarchy.

        Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans. Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table on the next page.

        Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan and lease losses at the time of foreclosure. A provision is charged to earnings for subsequent losses on other real estate owned when market conditions indicate such losses have occurred. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to affect such sales is subject to market conditions and other factors beyond our control, and future declines in the value of the real estate would result in a charge to earnings. The recognition of sales and sales gains is dependent upon whether the nature and terms of the sales, including possible future involvement of the Company, if any, meet certain defined requirements. If those requirements are not met, sale and gain recognition is deferred.

Assets and Liabilities Measured on a Recurring Basis:

	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2010
Assets:
U.S. Government securities	$—	$163,681	$—
State and political subdivisions	—	9,555	—
Residential mortgage-backed securities—agency	—	41,673	—
Residential mortgage-backed securities—private	—	61,025	—
Collateralized-mortgage obligations	—	127,955	—
Corporate securities	$—	$1,692	$—

Total recurring assets at fair value	$—	$405,581	$—

Assets and Liabilities Measured on a Nonrecurring Basis:

	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2010
Assets:
Impaired Loans
Covered by loss sharing agreement	$—	$—	$—
Not covered by loss sharing agreement	—	—	3,838

Total Impaired Loans	—	—	3,838
Other Real Estate
Covered by loss sharing agreement	—	—	155,981
Not covered by loss sharing agreement	—	—	75

Total Other Real Estate	$—	$—	$156,056

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

Assets and Liabilities Measured on a Recurring Basis:

	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2009
Assets:
U.S. Government agencies	$—	$84,716	$—
State and political subdivisions	—	3,212	—
Collateralized-mortgage obligations	—	173,280	—
Residential mortgage-backed securities—agency	—	56,262	—
Corporate securities	$—	$518	$—

Total recurring assets at fair value	$—	$317,988	$—

Assets and Liabilities Measured on a Nonrecurring Basis:

	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2009
Assets:
Impaired Loans
Covered by loss sharing agreement	$—	$—	$—
Not covered by loss sharing agreement	—	—	1,900

Total Impaired Loans	—	—	1,900
Other Real Estate
Covered by loss sharing agreement	—	—	141,690
Not covered by loss sharing agreement	—	—	120

Total Other Real Estate	$—	$—	$141,810

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value (Continued)

        The fair carrying amount and estimated fair value of the Company's financial instruments, not shown elsewhere in these financial statements, were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$386,489	$386,489	$200,166	$200,166
Investment securities available for sale	405,581	405,581	317,988	317,988
Federal Home Loan Bank of Atlanta stock	14,593	14,593	12,559	12,559
Loans, net	1,272,465	1,275,579	1,179,364	1,193,024
FDIC receivable for loss sharing agreements	494,428	494,428	605,502	605,502
Accrued interest receivable	8,594	8,594	12,498	12,498
Liabilities:
Deposits	2,421,926	2,429,608	2,153,791	2,117,177
Short-term borrowings	5,246	5,246	9,606	9,606
Accrued interest payable	4,850	4,850	10,266	10,266

(19) Regulatory Matters

        At December 31, 2010 and 2009, the Company had required reserve balances at the Federal Reserve Bank of $20.8 million and $2.9 million, respectively.

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

        At December 31, 2010 and 2009, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be well-capitalized, the Company and the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events that have occurred subsequent to year-end that would

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(19) Regulatory Matters (Continued)

change the Company and the Bank's classification from well-capitalized. The Company's and the Bank's actual ratios as of December 31, 2010 and 2009 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)
As of December 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	$353,902	44.23%	$64,016	8.00%	—	N/A
State Bank and Trust Company	$352,462	44.05%	$64,016	8.00%	$80,020	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$348,552	43.56%	$32,008	4.00%	—	N/A
State Bank and Trust Company	$347,111	43.38%	$32,008	4.00%	$48,012	6.00%
Tier I Capital to Average Assets
Consolidated	$348,552	12.77%	$109,215	4.00%	—	N/A
State Bank and Trust Company	$347,111	12.71%	$109,215	4.00%	$136,519	5.00%
As of December 31, 2009
Total Capital to Risk-Weighted Assets	$305,393	30.85%	$79,182	8.00%	$98,978	10.00%
Tier I Capital to Risk-Weighted Assets	$302,869	30.60%	$39,591	4.00%	$59,387	6.00%
Tier I Capital to Average Assets	$302,869	14.57%	$83,169	4.00%	$103,962	5.00%

        As a condition to the FDIC's approval of the Interagency Change in Control Application filed in connection with the July 2009 recapitalization and acquisition of the six bank subsidiaries of Security Bank Corporation, the Bank was required to execute a Capital Maintenance Agreement with the FDIC. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on July 23, 2012. At December 31, 2010 and 2009, the Bank was in compliance with the Capital Maintenance Agreement.

(20) Condensed Financial Information of State Bank Financial Corporation (Parent Company Only)

        On July 23, 2010, the Company became the bank holding company of the Bank under a plan of reorganization and share exchange that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at its annual meeting held on March 11, 2010.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(20) Condensed Financial Information of State Bank Financial Corporation (Parent Company Only) (Continued)

Based on the information provided above, only one year of financial information is presented for the parent company.

Condensed Balance Sheet
December 31, 2010
(Dollars in thousands)

2010
Assets
Cash and due from banks	$1,327
Investment in subsidiary	357,902
Other assets	114

Total assets	359,343

Liabilities
Other borrowings	—
Other liabilities	—
Total liabilities	—
Shareholders' Equity	359,343

Total liabilities and shareholders' equity	$359,343

Condensed Statement of Income
December 31, 2010
(Dollars in thousands)

2010
Interest income	$—
Interest expense	1

Net interest income	(1)
Dividends from subsidiary	718
Other income	—
Other operating expense	302

Income before income tax benefit and equity in undistributed net income of subsidiary	415
Income tax benefit	(113)

Income before equity in undistributed net income of subsidiary	528
Equity in undistributed net income of subsidiary	45,018

Net income	$45,546

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(20) Condensed Financial Information of State Bank Financial Corporation (Parent Company Only) (Continued)

Condensed Statement of Cash Flow
December 31, 2010
(dollars in thousands)

2010
Cash Flows from Operating Activities
Net income	$45,546
(Increase) decrease in other assets	(114)
Undistributed earnings of subsidiary	(45,018)

Net cash provided by operating activities	414
Cash Flows from Financing Activities
Issuance of common stock subsequent to reorganization	923
Repurchase of stock warrants	(10)

Net cash provided by financing activities	913
Net increase in cash and cash equivalents	1,327
Cash and cash equivalents, beginning	—
Cash and cash equivalents, ending	$1,327

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Based on our management's evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of December 31, 2010, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

        This report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by Item 10 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 11.    Executive Compensation.

        Information required by Item 11 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by Item 12 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information required by Item 13 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 14.    Principal Accounting Fees and Services.

        Information required by Item 14 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

Item 15.    Exhibits, Financial Statement Schedules.

        A list of financial statements filed herewith is contained in Part II, Item 8, "Financial Statements and Supplementary Data," above of this report and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements.

Exhibit No.	Document
2.1	Purchase and Assumption Agreement dated as of July 24, 2009 among the Federal Deposit Insurance Corporation, Receiver of Security Bank of Bibb County, Macon Georgia; Security Bank of Gwinnett County, Suwannee, Georgia; Security Bank of Houston County, Perry, Georgia; Security Bank of Jones County, Gray, Georgia; Security Bank of North Fulton, Alpharetta, Georgia; Security Bank of North Metro, Woodstock, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)
2.2
Purchase and Assumption Agreement dated as of December 4, 2009 among the Federal Deposit Insurance Corporation, Receiver of The Buckhead Community Bank, Atlanta, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)

Exhibit No.		Document
2.3		Purchase and Assumption Agreement dated as of December 4, 2009 among the Federal Deposit Insurance Corporation, Receiver of First Security National Bank, Norcross, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.3 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)
2.4		Plan of Reorganization and Share Exchange dated January 27, 2010 (incorporated by reference to Exhibit 2.4 of our registration statement on Form 10 filed on October 29, 2010)
2.5
Purchase and Assumption Agreement dated as of July 30, 2010 among the Federal Deposit Insurance Corporation, Receiver of NorthWest Bank and Trust, Acworth, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.5 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)
2.6
Purchase and Assumption Agreement dated as of December 17, 2010 among the Federal Deposit Insurance Corporation, Receiver of United Americas Bank, N.A., Atlanta, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.6 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)
3.1		Amended and Restated Articles of Incorporation of State Bank Financial Corporation (incorporated by reference to Exhibit 3.1 of our registration statement on Form 10 filed on October 29, 2010)
3.2		Bylaws of State Bank Financial Corporation (incorporated by reference to Exhibit 3.2 of our registration statement on Form 10 filed on October 29, 2010)
4.1
See Exhibits 3.1 and 3.2 for provisions in State Bank Financial Corporation's Articles of Incorporation and Bylaws defining the rights of holders of common stock (incorporated by reference to Exhibits 3.1 and 3.2 of our registration statement on Form 10 filed on October 29, 2010)
4.2		Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of our registration statement on Form 10 filed on October 29, 2010)
10.1	*
Employment Agreement dated July 24, 2009 by and among of Joseph W. Evans and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 of our registration statement on Form 10 filed on October 29, 2010)
10.2	*
Employment Agreement dated July 24, 2009 by and among of Kim M. Childers and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 of our registration statement on Form 10 filed on October 29, 2010)
10.3	*
Employment Agreement dated July 24, 2009 by and among of J. Daniel Speight and State Bank and Trust Company (incorporated by reference to Exhibit 10.3 of our registration statement on Form 10 filed on October 29, 2010)
10.4	*
Employment Agreement dated July 19, 2010 by and among of Stephen W. Doughty and State Bank and Trust Company (incorporated by reference to Exhibit 10.4 of our registration statement on Form 10 filed on October 29, 2010)
10.5	*
First Amendment to Employment Agreement dated May 11, 2010 by and among Joseph W. Evans and State Bank and Trust Company (incorporated by reference to Exhibit 10.5 of our registration statement on Form 10 filed on October 29, 2010)

Exhibit No.		Document
10.6	*	First Amendment to Employment Agreement dated May 11, 2010 by and among Kim M. Childers and State Bank and Trust Company (incorporated by reference to Exhibit 10.6 of our registration statement on Form 10 filed on October 29, 2010)
10.7	*
First Amendment to Employment Agreement dated May 11, 2010 by and among J. Daniel Speight and State Bank and Trust Company (incorporated by reference to Exhibit 10.7 of our registration statement on Form 10 filed on October 29, 2010)
10.8		Stock Purchase Agreement dated July 14, 2009 (incorporated by reference to Exhibit 10.8 of our registration statement on Form 10 filed on October 29, 2010)
10.9
Form of Warrant Agreement (Pursuant to Instruction 2 of Item 601, one form of Warrant Agreement has been filed which has been executed by each of the following executive officers and the following director: Kim M. Childers, Stephen W. Doughty, Joseph W. Evans, J. Daniel Speight and John Thomas Wiley, Jr.) (incorporated by reference to Exhibit 10.9 of our registration statement on Form 10 filed on October 29, 2010)
10.10
Form of Purchase Agreement (Pursuant to Instruction 2 of Item 601, one form of Purchase Agreement has been filed which has been executed by Kim M. Childers, Joseph W. Evans and J. Daniel Speight) (incorporated by reference to Exhibit 10.10 of our registration statement on Form 10 filed on October 29, 2010)
10.11
Form of Purchase Agreement (Pursuant to Instruction 2 of Item 601, one form of Purchase Agreement has been filed which has been executed by Stephen W. Doughty and John Thomas Wiley, Jr.) (incorporated by reference to Exhibit 10.11 of our registration statement on Form 10 filed on October 29, 2010)
10.12	*
Second Amendment to Employment Agreement dated November 5, 2010 by and among Joseph W. Evans and State Bank and Trust Company (incorporated by reference to Exhibit 10.12 of Amendment No. 4 to our registration statement on Form 10 filed on December 14, 2010)
10.13	*
Second Amendment to Employment Agreement dated November 5, 2010 by and among Kim M. Childers and State Bank and Trust Company(incorporated by reference to Exhibit 10.13 of Amendment No. 4 to our registration statement on Form 10 filed on December 14, 2010)
10.14	*
Second Amendment to Employment Agreement dated November 5, 2010 by and among J. Daniel Speight and State Bank and Trust Company (incorporated by reference to Exhibit 10.14 of Amendment No. 4 to our registration statement on Form 10 filed on December 14, 2010)
10.15	*
First Amendment to Employment Agreement dated November 5, 2010 by and among Stephen W. Doughty and State Bank and Trust Company (incorporated by reference to Exhibit 10.15 of Amendment No. 4 to our registration statement on Form 10 filed on December 14, 2010)
10.16	*
Third Amendment to Employment Agreement dated December 2, 2010 by and among Joseph W. Evans and State Bank and Trust Company (incorporated by reference to Exhibit 10.16 of Amendment No. 4 to our registration statement on Form 10 filed on December 14, 2010)
10.17	*
Third Amendment to Employment Agreement dated December 2, 2010 by and among Kim M. Childers and State Bank and Trust Company (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to our registration statement on Form 10 filed on December 14, 2010)

Exhibit No.		Document
10.18	*	Third Amendment to Employment Agreement dated December 2, 2010 by and among J. Daniel Speight and State Bank and Trust Company (incorporated by reference to Exhibit 10.18 of Amendment No. 4 to our registration statement on Form 10 filed on December 14, 2010)
10.19	*
Second Amendment to Employment Agreement dated December 2, 2010 by and among Stephen W. Doughty and State Bank and Trust Company (incorporated by reference to Exhibit 10.19 of Amendment No. 4 to our registration statement on Form 10 filed on December 14, 2010)
10.20	*	Fourth Amendment to Employment Agreement dated March 8, 2011 by and among J. Daniel Speight and State Bank and Trust Company
16.1		Letter from Nichols, Cauley & Associates, LLC dated November 1, 2010 (incorporated by reference to Exhibit 16.1 of Amendment No. 1 to our registration statement on Form 10 filed on November 5, 2010)
21.1		Subsidiaries of State Bank Financial Corporation
24.1		Power of Attorney
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer
32.1		Section 1350 Certifications

*
Management compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION
Date: March 31, 2011	By:	/s/ JOSEPH W. EVANS Joseph W. Evans Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. BALKCOM JR. James R. Balkcom, Jr.	Director	March 31, 2011
/s/ ARCHIE L. BRANSFORD, JR. Archie L. Bransford, Jr.	Director	March 31, 2011
/s/ KIM M. CHILDERS Kim M. Childers	Chief Credit Officer, President and Director	March 31, 2011
/s/ JOSEPH W. EVANS Joseph W. Evans	Chairman, Chief Executive Officer and Director	March 31, 2011
/s/ VIRGINIA A. HEPNER Virginia A. Hepner	Director	March 31, 2011
/s/ JOHN S. POELKER John S. Poelker	Chief Financial Officer	March 31, 2011
/s/ J. DANIEL SPEIGHT J. Daniel Speight	Chief Operating Officer, Vice Chairman and Director	March 31, 2011
/s/ J. THOMAS WILEY, JR. J. Thomas Wiley, Jr.	Director	March 31, 2011

Exhibit List

10.20	*	Fourth Amendment to Employment Agreement dated March 8, 2011 by and among J. Daniel Speight and State Bank and Trust Company
21.1		Subsidiaries of the Company
24.1		Power of Attorney
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer
32.1		Section 1350 Certifications

*
Management compensatory plan or arrangement.