Form 10-Q
period 2011-03-31
STATE BANK FINANCIAL CORP
filed 2011-05-16
CIK 1497275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-54056

STATE BANK FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	27-1744232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 East Paces Ferry Road, NE, Suite 250, Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)

404-475-6599

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerate filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock, as of May 13, 2011 was 31,610,904.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact may constitute forward-looking statements.  These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan” and “estimate,” as well as similar expressions.  These forward-looking statements include statements related to our projected growth, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements.  Potential risks and uncertainties include the following:

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

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as Part II, Item 1A, Risk Factors, below, for a description of some of the important factors that may affect actual outcomes.

PART I

Item 1.  Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

Cash and amounts due from depository institutions	$10,371	$25,843
Interest-bearing deposits in other financial institutions	292,145	360,646
Cash and cash equivalents	302,516	386,489
Investment securities available for sale	385,637	405,581
Federal Home Loan Bank stock	14,142	14,593
Loans receivable:
Not covered under FDIC loss sharing agreements	412,998	342,849
Covered under FDIC loss sharing agreements, net	891,190	934,967
Allowance for loan losses (non-covered loans)	(6,214)	(5,351)
Loans receivable, net	1,297,974	1,272,465
Mortgage loans held for sale	859	3,542
Other real estate:
Not covered under FDIC loss sharing agreements	75	75
Covered under FDIC loss sharing agreements	131,074	155,981
Premises and equipment	32,157	31,908
Goodwill and other intangibles	8,970	9,194
FDIC receivable for loss sharing agreements, net	457,608	494,428
Other assets	57,736	54,323

Total assets	$2,688,748	$2,828,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Non-interest bearing deposits	$229,817	$224,543
Interest-bearing deposits	2,040,048	2,197,383
Securities sold under agreements to repurchase	5,371	5,246

Other liabilities	46,059	42,064
Total liabilities	2,321,295	2,469,236

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, zero shares issued and outstanding in 2011 and 2010, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 31,610,904 shares issued and outstanding in 2011 and 2010	316	316
Additional paid-in-capital	292,909	292,942
Retained earnings	71,799	63,568
Accumulated other comprehensive income, net of tax	2,429	2,517
Total shareholders’ equity	367,453	359,343

Total liabilities and shareholders’ equity	$2,688,748	$2,828,579

See accompanying notes to consolidated financial statements

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three months ended March 31,
	2011	2010
Interest and Dividend Income
Loans receivable	$32,221	$39,015
Investment securities	2,380	1,914
Deposits with other banks and other	197	108
Total interest and dividend income	34,798	41,037
Interest Expense
Deposits	7,033	8,668
Federal funds purchased and repurchase agreements	85	12
Total interest expense	7,118	8,680
Net interest income	27,680	32,357
Provision for loan losses	961	497
Net interest income after provision for loan losses	26,719	31,860
Noninterest Income
Accretion of FDIC receivable for loss sharing agreement	4,973	4,109
Service charges on deposits	1,413	1,641
(Loss) gain on sale of investment securities	(3)	7
Mortgage banking income	157	18
Other	1,829	954
Total noninterest income	8,369	6,729
Noninterest Expense
Salaries and employee benefits	11,677	10,988
Occupancy and equipment	2,106	2,130
Legal and professional fees	1,843	580
Marketing	760	657
Federal insurance premiums and other regulatory fees	648	1,124
Net cost of operations of real estate owned	2,021	2,550
Data processing	951	879
Core deposit intangible amortization expense	223	165
Other	1,515	914
Total noninterest expense	21,744	19,987
Income before income taxes	13,344	18,602
Income tax expense	5,113	6,883
Net income	$8,231	$11,719
Basic net income per share	$0.26	$0.37
Diluted net income per share	$0.25	$0.37
Weighted average common shares outstanding:
Basic	31,610,904	31,540,977
Diluted	32,622,623	31,828,164

See accompanying notes to consolidated financial statements

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three months ended March 31,
	2011	2010
Net Income	$8,231	$11,719
Other Comprehensive Income, Net of Income Tax
Reclassification adjustment for (losses)/gains included in net income, net of tax	(2)	4
Unrealized (loss)/gain on securities	(86)	1,353
Total other comprehensive income (loss)	(88)	1,357
Comprehensive Income	$8,143	$13,076

See accompanying notes to consolidated financial statements

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(IN THOUSANDS)

						Accumulated
						Other
		Common		Paid-in	Retained	Comprehensive
	Warrants	Shares	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343

Repurchase of stock warrants	(16,000)	—	—	(33)	—	—	(33)

Change in accumulated other comprehensive income	—	—	—	—	—	(88)	(88)

Net income	—	—	—	—	8,231		8,231

Balance, March 31, 2011	2,699,561	31,610,904	$316	$292,909	$71,799	$2,429	$367,453

See accompanying notes to consolidated financial statements

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net Income	$8,231	$11,719
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation, amortization and accretion on premises and equipment and investments	794	1,154
Amortization of intangible assets	224	165
Provision for loan losses	961	497
Amortization of premiums and discounts on acquisitions, net	(30,455)	(23,357)
Originations of mortgage loans held for sale	(6,249)	(869)
Proceeds from sales of mortgage loans held for sale	8,932	135
Loss on sale of other real estate	1,048	1,454
Write downs on other real estate owned	18,536	4,657
Increase in FDIC receivable for covered losses	(5,539)	(11,179)
Funds collected from FDIC receivable	47,332	50,270
Income on bank owned life insurance	(357)	—
Loss (gain) on investment securities available for sale	3	(7)
Change in other liabilities, net	3,994	6,026
Other operating activities, net	(3,003)	399
Net cash provided by operating activities	44,452	41,064
Cash Flows from Investing Activities
Purchase of investment securities available for sale	(26,883)	(50,163)
Proceeds from sales, calls, maturities and paydowns:
Available for sale	46,288	28,742
FHLB stock repurchase	451	—
Loans to customers, net of repayments	(15,761)	34,109
Purchases of premises and equipment, net	(1,497)	(1,573)
Proceeds from disposals of premises and equipment	849	—
Proceeds from sales of other real estate	20,097	15,438
Net cash provided by investing activities	23,544	26,553
Cash Flows from Financing Activities
Interest-bearing customer deposits	(157,335)	56,806
Noninterest-bearing customer deposits	5,274	1,280
Proceeds from other short term borrowings	30,633	30,531
Repayments of other short term borrowings	(30,508)	(28,699)
Repayments of other FHLB borrowings	—	(5,000)
Repurchase of stock warrants	(33)	—
Net cash provided by (used in) financing activities	(151,969)	54,918
Net Increase (Decrease) in Cash and Cash Equivalents	(83,973)	122,535
Cash and Cash Equivalents, Beginning	386,489	200,166
Cash and Cash Equivalents, Ending	$302,516	$322,701

Cash payment for:
Interest	$6,709	$10,833
Income taxes	$—	$—

See accompanying notes to consolidated financial statements

	Three months ended March 31,
	2011	2010
Supplemental disclosure on non-cash investing and financing activities:
Unrealized (losses) gains on securities	$(88)	$1,361
Transfer of loans to other real estate	$14,773	$52,590

See accompanying notes to consolidated financial statements

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)        Basis of Presentation

State Bank Financial Corporation (the “Company”) is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, State Bank and Trust Company (the “Bank”).  Through the Company, the Bank operates a full service banking business and offers a broad range of commercial and retail banking products to its customers, which range from Metro Atlanta to middle Georgia.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our registered independent public accounting firm included in the Company’s Annual Report for the year ended December 31, 2010.

Certain amounts have been reclassified to conform to current period presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Recently Adopted Accounting Pronouncements

In April 2011, the FASB issued an update to the accounting standards to provide additional guidance to assist creditors in determining whether a restructuring is a troubled debt restructuring (“TDR”).  The provisions of this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring the impairment of newly identified receivables as a result of applying this guidance, an entity should apply the provisions prospectively for the first interim or annual period beginning on or after June 15, 2011.  The information required to be disclosed regarding TDRs within the new credit quality disclosures will now be required for interim and annual periods beginning on or after June 15, 2011 as well.  The Company is currently evaluating the impact of adoption on its financial position and results of operations, but does not believe that adoption will have a material impact.

(2) Investment Securities

Investment securities as of March 31, 2011 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government agencies	$132,818	$587	$9	$133,396
State and political subdivisions	10,341	201	10	10,532
Residential mortgage-backed securities-private	85,708	1,320	1,119	85,909
Residential mortgage-backed securities-agency	37,522	769	—	38,291
Collateralize-mortgage obligations (CMO)	115,013	2,029	37	117,005
Corporate securities	354	150	—	504
	$381,756	$5,056	$1,175	$385,637

Investment securities as of December 31, 2010 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
U.S. Government agencies	$163,002	$699	$20	$163,681
State and political subdivisions	9,490	114	49	9,555
Residential mortgage-backed securities-private	61,504	705	1,184	61,025
Residential mortgage-backed securities-agency	40,892	781	—	41,673
Collateralized-mortgage obligations (CMO)	125,146	2,836	27	127,955
Corporate securities	1,525	167	—	1,692
	$401,559	$5,302	$1,280	$405,581

The amortized cost and estimated fair value available-for-sale securities at March 31, 2011 by contractual maturity are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.  Therefore, these securities are not included in the following maturity summary (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$82,896	$83,015
Due from one year to five years	45,756	46,050
Due from five years to ten years	5,629	5,854
Due after ten years	9,232	9,513
FNMA, GNMA, FHLMC and CMO mortgage-backed securities	238,243	241,205
	$381,756	$385,637

The Company’s investment in FHLB stock was $14.1 million and $14.6 million at March 31, 2011 and December 31, 2010, respectively.

Gains and losses on the sales and calls of securities available for sale consist of the following (in thousands):

	Three months ended March 31
	2011	2010
Gross gains on securities available for sale	$—	$7
Gross losses on securities available for sale	(3)	—
Net realized gains (losses) on sales of securities available for sale	$(3)	$7

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue.  The securities portfolio may at times provide a balance over interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits. Management monitors the investment portfolio and evaluates investments for other-than-temporary impairment on a quarterly basis.  Consideration during the evaluation is placed on (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the positive intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value.  As of March 31, 2011, there was no intent to sell any of the securities available for sale.  Furthermore, it is not likely that the Company will have to sell such securities before a recovery of the amortized cost basis.

The following table provides information regarding securities with unrealized losses as of March 31, 2011 and December 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Investment securities available for sale:
U.S. Government securities	$14,120	$9	$—	$—	$14,120	$9
State and political subdivisions	2,974	4	250	6	3,224	10
Residential mortgage-backed-private	41,324	1,119	—	—	41,324	1,119
Collateralized mortgage obligations	11,620	37	—	—	11,620	37
Total	$70,038	$1,169	$250	$6	$70,288	$1,175

December 31, 2010
Investment securities available for sale:
U.S. Government securities	$34,128	$20	$—	—	$34,128	20
State and political subdivisions	3,896	32	239	17	4,135	49
Residential mortgage-backed-private	23,788	1,184	—	—	23,788	1,184
Collateralized-mortgage obligations	12,598	27	—	—	12,598	27
Total	$74,410	$1,263	$239	$17	$74,649	$1,280

Investment securities with aggregate fair values of $250,000 and $239,000 had continuous unrealized losses of $6,000 and $17,000 for more than twelve months as of March 31, 2011 and December 31, 2010, respectively.   The unrealized losses arose from changes in interest rates and market conditions and maintain an acceptable investment grade where the repayment of principal and interest are fully backed by the U.S. Government.  As of the dates noted above, the Company had the ability and intent to retain this investment security for a period of time sufficient to recover all unrealized losses.  Therefore, the security is deemed to be other than temporarily impaired.

Investment securities with an aggregate carrying amount of $73.8 million and $148.5 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and FHLB advances.

(3) Loans Receivable

Loans not covered by loss sharing agreements are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010

1-4 family residential real estate	$23,298	$23,255
Commercial real estate-construction	90,257	70,543
Commercial real estate-other	247,369	196,243
Commercial and industrial	37,077	38,919
Consumer and other	14,997	13,889
	412,998	342,849
Allowance for loan losses	(6,214)	(5,351)
	$406,784	$337,498

Loans covered by loss sharing agreements are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010

1-4 family residential real estate	$301,221	$314,536
Commercial real estate-construction	389,840	435,619
Commercial real estate-other	586,902	613,529
Commercial and industrial	113,206	144,913
Consumer and other	27,173	29,764
	1,418,342	1,538,361
Fair value adjustment	(527,152)	(603,394)
	$891,190	$934,967

The following table documents changes in the carrying value of acquired loans during the periods ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Balance, at beginning of period	$934,967	$1,134,499
Accretion of fair value discounts	25,482	19,249
Reduction of fair value discounts through write-offs	50,760	74,772
Reductions in principle balances since acquisition date resulting from repayments, write-offs, and foreclosures	(120,019)	(192,449)
Balance, end of period	$891,190	$1,036,071

Loans covered under loss sharing agreements with the FDIC (referred to as covered loans) are reported in loans excluding the expected reimbursement from the FDIC.  Covered loans are initially recorded at fair value at the acquisition date.  Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss sharing agreements.  Subsequent decreases in the amount of cash expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed.  Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded.  Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.  The increase in the accretable discount was a result of quarterly changes in cash flows.

The following table shows changes in the value of the accretable discount for the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Three months ended March 31,
	2011	2010
Balance, at beginning of period	$123,778	$183,840
Additions	—	—
Accretion	(25,482)	(19,249)
Transfers from non-accretable discount to accretable discount	45,520	—

Balance, end of period	$143,816	$164,591

The following table shows changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate for the periods indicated (in thousands):

	Three months ended March, 31
	2011	2010
Fair value of FDIC receivable for loss sharing agreements at beginning of 2011 and 2010	$494,428	$605,502
Reductions resulting from:
Wires received	(47,332)	(50,270)
Recovery of previous loss reimbursements	—	—
Additions resulting from:
Charge-offs, write-downs and other losses	5,689	6,122
Discount accretion	4,973	4,109
External expenses qualifying under loss sharing agreements	(150)	5,056
Balance, end of period	$457,608	$570,519

(4) Allowance for Loan Losses

The following table presents the Company’s loan loss experience on all non-covered loans for the period indicated (in thousands):

	Three months ended March 31,
	2011	2010
Balance, at beginning of period	$5,351	$2,524
Loans charged off	(98)	—
Recoveries on previously charged off loans receivable	—	—
Provision for loan losses charged to loan operations	961	497

Balance, end of period	$6,214	$3,021

The following tables detail the allowance for loan losses on loans not covered by loss sharing by portfolio segment for the periods indicated (in thousands):

Three months ended March 31, 2011	Residential real estate	Commercial real estate- construction	Commercial real estate- other	Commercial & industrial	Consumer and other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$246	$2,252	$1,803	$588	$223	$239	$5,351
Charge-offs	—	(7)	—	—	(91)	—	(98)
Recoveries	—	—	—	—	—	—	—
Provision	33	375	433	(39)	103	56	961
Ending balance	$279	$2,620	$2,236	$549	$235	$295	$6,214
Ending allowance attributable to loans:
Individually evaluated for impairment	$5	$—	$722	$—	$—	$—	$727
Collectively evaluated for impairment	274	2,620	1,514	549	235	295	5,487
Total ending allowance Balance	$279	$2,620	$2,236	$549	$235	$295	$6,214

Loans:
Individually evaluated for impairment	$148	$1,115	$3,642	$—	$—	—	$4,905

Collectively evaluated for impairment	23,150	89,142	243,727	37,077	14,997	—	408,093

Total loans	$23,298	$90,257	$247,369	$37,077	$14,997	—	$412,998

December 31, 2010	Residential real estate	Commercial real estate- construction	Commercial real estate- other	Commercial & industrial	Consumer and other	Unallocated	Total
Allowance for loan losses:
Ending balance	$246	$2,252	$1,803	$588	$223	$239	$5,351
Individually evaluated for impairment	$—	$518	$5	$—	$—	$—	$523
Loans
Ending balance	$23,255	$70,543	$196,243	$38,919	$13,889	—	$342,849
Individually evaluated for impairment	$64	$1,085	$3,212	$—	$—	—	$4,361

Impaired loans not covered by loss share agreements, segregated by class of loans, as of March 31, 2011 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans:

With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Construction	1,115	1,391	—	997	—
Other	1,798	2,143	—	1,640	1
Residential Real Estate	84	84	—	84	—
Consumer	—	—	—	—	—
Subtotal	2,997	3,618	—	2,721	1

With a related allowance recorded:
Commercial and industrial	—	—	—	—	—
Commercial Real Estate:
Construction	—	—	—	—	—
Other	1,844	2,177	722	1,844	—
Residential Real Estate	64	64	5	6	—
Consumer	—	—	—	—	—
Subtotal	1,908	2,241	727	1,850	—

Total Impaired Loans	$4,905	$5,859	$727	$4,571	$1

Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2010 are as follows (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Commercial and industrial	$—	$—	$—
Commercial real estate:
Construction	1,362	1,085	—
Other	2,391	1,719	—
Residential real estate	—	—	—
Consumer	—	—	—
Subtotal:	3,753	2,804	—
With an allowance recorded:
Commercial and industrial	—	—	—
Commercial real estate:
Construction	—	—	—
Other	1,493	1,493	518
Residential real estate	64	64	5
Consumer	—	—	—
Subtotal:	1,557	1,557	523

Total	$5,310	$4,361	$523

The average investment in impaired loans as of March 31, 2011 was $4.3 million and the interest foregone on impaired loans totaled $84,000.  Interest income recognized on impaired loans for the quarter ended March 31, 2011 was insignificant.

The following tables present the recorded investment in covered and non-covered nonaccrual loans, respectively, by loan class as of March 31, 2011 and December 31, 2010 (in thousands).

	March 31,	December 31,
	2011	2010

Nonaccrual covered loans
1-4 family residential real estate	$69,114	$63,705
Commercial real estate-construction	264,062	268,902
Commercial real estate-other	140,919	136,637
Commercial and industrial	37,776	52,487
Consumer and other	6,369	6,677
Total	$518,240	$528,408

	March 31,	December 31,
	2011	2010

Nonaccrual non-covered loans
1-4 family residential real estate	$148	$—
Commercial real estate-construction	1,115	695
Commercial real estate-other	3,378	2,944
Commercial and industrial	—	—
Consumer and other	458	1,392
Total	$5,099	$5,031

The following table presents an analysis of past due loans not covered by loss sharing, segregated by class of loans, as of March 31, 2011 (in thousands):

	30 - 89	Greater than				Loans > 90
	Days	90 days	Total		Total	days and
	Past Due	Past Due	Past Due	Current	Loans	accruing

Commercial	$99	$27	$126	$36,951	$37,077	$—
Commercial real estate:
Construction	1,896	18	1,914	88,343	90,257	—
Other	123	2,751	2,874	244,495	247,369	—
Residential real estate	109	116	225	23,073	23,298	—
Consumer	330	509	839	14,158	14,997	—

Total	$2,557	$3,421	$5,978	$407,020	$412,998	$—

The following table presents an analysis of past due loans covered by loss sharing, segregated by class of loans, as of March 31, 2011 (in thousands):

	30 - 89	Greater than				Loans > 90
	days	90 days	Total		Total	days and
	past due	past due	past due	Current	loans (1)	accruing

Commercial	$3,640	$33,452	$37,092	$76,114	$113,206	$—
Commercial real estate:
Construction	16,433	245,459	261,892	127,948	389,840	—
Other	36,457	129,054	165,511	421,391	586,902	—
Residential real estate	21,601	55,926	77,527	223,694	301,221	—
Consumer	523	5,026	5,549	21,624	27,173	—

Total	$78,654	$468,917	$547,571	$870,771	$1,418,342	$—

(1) Total covered loans as of March 31, 2011 are shown gross of the fair value discount of $527.2 million.

The following table presents an analysis of past due loans not covered by loss sharing, segregated by class of loans, as of December 31, 2010 (in thousands):

	30 - 89	Greater than				Loans > 90
	Days	90 days	Total		Total	days and
	Past Due	Past Due	Past Due	Current	Loans	accruing

Commercial	$200	$2	$202	$38,717	$38,919	$—
Commercial real estate:
Construction	171	64	235	70,308	70,543	—
Other	649	2,758	3,407	192,836	196,243	—
Residential real estate	30	118	148	23,107	23,255	—
Consumer	1,255	460	1,715	12,174	13,889	—

Total	$2,305	$3,402	$5,707	$337,142	$342,849	$—

The following table presents an analysis of past due loans covered by loss sharing, segregated by class of loans, as of December 31, 2010 (in thousands):

	30 - 89	Greater than				Loans > 90
	days	90 days	Total		Total	days and
	past due	past due	past due	Current	loans (1)	accruing

Commercial	$4,914	$49,089	$54,003	$90,910	$144,913	$—
Commercial real estate:
Construction	31,681	258,679	290,360	145,259	435,619	—
Other	33,059	129,927	162,986	450,543	613,529	—
Residential real estate	25,670	55,294	80,964	233,572	314,536	—
Consumer	673	5,896	6,569	23,195	29,764	—

Total	$95,997	$498,885	$594,882	$943,479	$1,538,361	$—

(1) Total covered loans as of December 31, 2010 are shown gross of the fair value discount of $603.4 million.

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

Pass (Grade 1-4) - Pass graded loans are considered the highest quality as they do not display any of the characteristics for adverse classification.  These relationships demonstrate a strong primary and secondary cash flow capacity to retire long-term debt that is unquestioned.  They produce unusually high profits and ratios that are well above industry guidelines.  These relationships will also exhibit a high percentage of liquid assets with substantial working capital to satisfy current obligations.

Watch (Grade 5) -  A Watch rating is indicative of borrowers that have not met performance expectations, or that are acceptable business credits but with considerable risk.  The increased risk may be due to a smaller less diverse asset base, very little liquidity or limited debt capacity, but still greater than one to one.

OAEM (Grade 6) - Loans graded other assets especially mentioned (OAEM) are marginally acceptable with some potential weakness.  If left uncorrected, these weaknesses could jeopardize repayment at some future date. Although loss is possible, it is not probable.  Collateral coverage, guarantor strength, and/or equity are still sufficient to protect the bank from loss. Loans in this category may be affected by current unfavorable economic conditions or have declining trends.  The account officer may not be able to properly supervise the credit due to an inadequate loan or credit agreement, or may not have control of the collateral or its condition. The borrower may have experienced a loss in the most recent financial reporting period, have limited net worth and marginal debt service coverage. These credits clearly warrant a higher degree of attention and servicing by the account officer.

Substandard (Grade 7) - Loans graded substandard have well-defined weaknesses and represent significant problem accounts.  Loss potential, while existing in the aggregate amount of substandard credits does not have to exist in individual credits classified substandard.  Loss potential could exist if the deficiencies causing the substandard rating are not corrected. These loans should be handled with extreme care to protect the position of the bank. Legal action may not yet be appropriate, but the officer should prepare primary and contingency plans to either secure an upgrade for the credit, or exit the credit from the bank.  Such loans are typically inadequately protected by net worth, paying capacity (DSC < 1:1), collateral adequacy, liquidity, or character or ability of the borrower or its management. These credits are typically in ‘default’ via one or more provisions of the repayment schedule, the note or loan agreement. All non-accrual loans and bankruptcies carry a minimum rating of substandard. Loans 60 days past due should also be rated substandard.

Doubtful (Grade 8) - Loans that carry a doubtful credit rating represent more severe weaknesses than those inherent in the substandard classification, and where collection or liquidation in full is improbable.  While immediate charge-off may not be appropriate, legal and aggressive collection action should be undertaken to attempt to recover the bank’s funds or minimize eventual loss to the bank. A Doubtful classification is a temporary rating when the exact amount of the loss cannot be determined, or when potential loss exposure of 50% or more exists in a substandard credit.  A Doubtful credit carries a specific allocation for the amount estimated as loss. The portion of a credit that can be clearly identified as loss should be charged off.

The following table presents the risk grades of the loan portfolio not covered by loss sharing agreements, segregated by class of loans, as of March 31, 2011 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total

Pass	$36,324	$63,606	$234,882	$20,794	$12,255	$367,861
Watch	471	25,105	7,603	1,419	883	35,481
OAEM	167	27	230	208	588	1,220
Substandard	115	1,519	4,635	789	1,215	8,273
Doubtful	—	—	19	88	56	163

Total	$37,077	$90,257	$247,369	$23,298	$14,997	$412,998

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of March 31, 2011 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total (1)

Pass	$39,731	$69,097	$252,863	$179,200	$9,160	$550,051
Watch	10,091	10,216	76,630	13,090	1,272	111,299
OAEM	11,258	10,853	39,783	18,119	28	80,041
Substandard	51,612	293,292	213,289	90,762	16,710	665,665
Doubtful	514	6,382	4,337	50	3	11,286

Total	$113,206	$389,840	$586,902	$301,221	$27,173	$1,418,342

(1) Total covered loans as of March 31, 2011 are shown gross of the fair value discount of $527.2 million.

The following table presents the risk grades of the loan portfolio not covered by loss sharing agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total

Pass	$38,135	$50,174	$186,067	$20,908	$12,444	$307,728
Watch	661	20,274	6,559	1,514	698	29,706
OAEM	64	28	237	489	450	1,268
Substandard	59	67	2,105	256	234	2,721
Doubtful	—	—	1,275	88	63	1,426

Total	$38,919	$70,543	$196,243	$23,255	$13,889	$342,849

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total (1)

Pass	$57,223	$85,771	$286,682	$200,511	$11,506	$641,693
Watch	9,083	19,629	68,869	10,552	847	108,980
OAEM	16,349	14,990	42,051	11,691	186	85,267
Substandard	61,858	311,556	215,900	91,688	17,122	698,124
Doubtful	400	3,673	27	94	103	4,297

Total	$144,913	$435,619	$613,529	$314,536	$29,764	$1,538,361

(1) Total covered loans as of December 31, 2010 are shown gross of the fair value discount of $603.4 million.

(5) Other Real Estate Owned

The following is a summary of transactions in the Company’s other real estate owned (in thousands):

	Three months ended March 31,
Non-covered other real estate	2011	2010
Balance, at beginning of year	$75	$120
Other real estate acquired through foreclosure of loans receivable	—	55
Other real estate sold	—	(55)
Write down of other real estate	—	—

Balance, end of year	$75	$120

	Three months ended March 31,
Covered other real estate	2011	2010
Balance, at beginning of year	$155,981	$141,690
Other real estate acquired through foreclosure of loans receivable	14,774	52,535
Other real estate sold	(21,145)	(16,837)
Write down of other real estate	(18,536)	(4,657)

Balance, end of year	$131,074	$172,731

(6) Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Three months ended March 31,
	2011	2010
Net Income	$8,231	$11,719
Denominator:
Weighted average common shares outstanding	31,611	31,541
Equivalent shares issuable upon Exercise of stock warrants	1,012	287
Diluted Shares	32,623	31,828

Net Income per share:
Basic	$0.26	$0.37
Diluted	$0.25	$0.37

(7) Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 820 (“ASC 820”) Fair Value Measurements and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant  assumptions developed based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Fair Value Hierarchy

Level 1

Valuation is based on inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2

Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates, yield curves observable at commonly quoted intervals, and other market-corroborated inputs.

Level 3

Valuation inputs are unobservable inputs for the asset or liability which shall be used to measure fair value to the extent that observable inputs are not available.  The inputs shall reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments and other accounts recorded based on their fair value:

(a)     Cash and Cash Equivalents:

The carrying amount approximates fair value because of the short maturity of these instruments.

(b)     Securities Available for Sale

The fair value of most securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1).  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows (Level 2).  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 hierarchy.

(c)     Loans Receivable

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans.  Thus, the fair value reflects the loan balance less the specifically allocated reserve.  Impaired loans for which no reserve has been specifically allocated are not included in the table above.

(d)     Loans Held for Sale

Loans held for sale are originated at market value and the holding period for these loans is typically five to seven business days, therefore the carrying value approximates the fair value in the aggregate of the portfolio given this short time frame.

(e)       Federal Home Loan Bank stock

FHLB stock is carried at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

(f)      FDIC Receivable for Loss Sharing Agreements

The Company’s FDIC receivable for loss sharing agreements approximates fair value.

(g)     Deposits

The fair value of deposits with no stated maturity, such as noninterest—bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of March 31, 2011. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

(j)      Other Real Estate Owned

The fair value of other real estate owned (“OREO”) is determined when the asset is transferred to foreclosed assets.  The assets are carried at the lower of the carrying value or fair value.  Fair value is based on appraised values of the collateral or management’s estimation of the value of the collateral.  When the value is based on observable market prices such as an appraisal, the asset is recorded in Level 2 hierarchy.  When an appraised value is not available or management determines the fair value of the collateral is further impaired, the asset is recorded as a nonrecurring Level 3 hierarchy.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents the fair value measurements of assets measured at fair value on a recurring basis as of
March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

U.S. Government agencies	$—	$133,396	$—
State and political subdivisions	—	10,532	—
Residential mortgage-backed securities-agency	—	38,291	—
Residential mortgage-backed securities-private	—	85,909	—
Collateralized-mortgage obligations	—	117,005	—
Corporate securities	—	504	—
Total recurring assets at fair value	$—	$385,637	$—

The following table presents the fair value measurements of assets measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

U.S. Government agencies	$—	$163,681	$—
State and political subdivisions	—	9,555	—
Residential mortgage-backed securities-agency	—	41,673	—
Residential mortgage-backed securities-private	—	61,025	—
Collateralized-mortgage obligations	—	127,955	—
Corporate securities	—	1,692	—
Total recurring assets at fair value	$—	$405,581	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Assets
Impaired Loans
Covered by loss sharing agreements	$—	—	$—
Not covered by loss sharing agreements	—	—	4,178
Total Impaired Loans	—	—	4,178
Other Real Estate
Covered by loss sharing agreements	—	—	131,074
Not covered by loss sharing agreements	—	—	75
Total Other Real Estate	$—	$—	$131,149

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
Assets
Impaired Loans	$
Covered by loss sharing agreements	—	—	—
Not covered by loss sharing agreements	—	—	3,838
Total Impaired Loans	—	—	3,838
Other Real Estate
Covered by loss sharing agreements	—	—	155,981
Not covered by loss sharing agreements	—	—	75
Total Other Real Estate	$—	$—	$156,056

The fair carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$302,516	$302,516	$386,489	$386,489
Investment securities available for sale	385,637	385,637	405,581	405,581
Federal Home Loan Bank of Atlanta stock	14,142	14,142	14,593	14,593
Mortgage loans held for sale	859	859	3,542	3,542
Loans, net	1,297,974	1,299,942	1,272,465	1,275,479
FDIC receivable for loss sharing agreements	457,608	457,608	494,428	494,428
Accrued interest receivable	8,412	8,412	8,594	8,594

Liabilities
Deposits	2,269,865	2,274,484	2,421,926	2,429,608
Short-term borrowings	5,371	5,371	5,246	5,246
Accrued interest payable	5,258	5,258	4,850	4,850

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion describes our results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and also analyzes our financial condition as of March 31, 2011 as compared to December 31, 2010.  This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2010 Annual Report on Form 10-K.

Unless the context indicates otherwise, all references to the “Company,” “we,” “us” and “our” refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank and Trust Company, except that if the discussions relate to a period before July 23, 2010, these terms refer solely to State Bank and Trust Company.  All references to the “Bank” refer to State Bank and Trust Company.

Overview

On July 23, 2010, the Company became the bank holding company of the Bank under a plan of reorganization and share exchange that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at the annual meeting held on March 11, 2010.  The Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia.  From October 2005 until July 23, 2009, the Bank operated as a small community bank with two branch offices located in Dooly County, Georgia with total assets of approximately $33.6 million, total loans receivable of approximately $22.5 million, total deposits of approximately $26.1 million and total shareholders’ equity of approximately $5.7 million at December 31, 2008.

On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock.  Immediately following the private offering, these investors owned approximately 97% of the Bank’s outstanding common stock.  In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009.

Also on July 24, 2009, the Bank assumed all of the deposits and acquired certain assets and liabilities of the six bank subsidiaries of Security Bank Corporation, Macon, Georgia, from the FDIC, as receiver, under the terms of a purchase and assumption agreement between the Bank and the FDIC.  On December 4, 2009, the Bank assumed substantially all of the deposits and acquired certain assets and liabilities of The Buckhead Community Bank, Atlanta, Georgia and First Security National Bank, Norcross, Georgia, in two separate FDIC-assisted transactions.  In 2010, the Bank assumed substantially all of the deposits and acquired certain assets and liabilities of NorthWest Bank & Trust, Acworth, Georgia and United Americas Bank, Atlanta, Georgia, in two additional FDIC-assisted transactions.  Concurrently with each of our acquisitions, we entered into loss share agreements with the FDIC that cover certain of the acquired assets, including 100% of the acquired loans (except consumer loans with respect to the NorthWest Bank & Trust and United Americas Bank acquisitions) and other real estate.  Where applicable, we refer to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “non-covered loans.”

As a result of the private offering and our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank operating 22 full service branches throughout middle Georgia and metropolitan Atlanta.  We now offer a variety of community banking services to individuals and businesses within our middle Georgia and metropolitan Atlanta markets.  Our product line includes loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products.  We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.  As of March 31, 2011, our total assets were approximately $2.7 billion, our total loans receivable were approximately $1.3 billion, our total deposits were approximately $2.3 billion and our total shareholders’ equity was approximately $367.5 million.

Financial Summary

The following table provides unaudited selected quarterly financial data for the first quarter of 2011 and for 2010.  You should read this data in conjunction with the consolidated financial statements and the notes to them and the information contained in this Item 2.   The notes to this table are on the following page.

	2011	2010
(dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Results of Operations:
Interest income	$34,798	$46,691	$40,730	$39,785	$41,037
Interest expense	7,118	8,582	9,899	10,079	8,680
Net interest income	27,680	38,109	30,831	29,706	32,357
Provision for loan losses	961	2,108	655	695	497
Noninterest income	8,369	12,959	8,297	5,522	6,729
Noninterest expense	21,744	27,317	21,272	19,120	19,987
Income before income taxes	13,344	21,643	17,201	15,413	18,602
Income taxes	5,113	8,152	6,439	5,839	6,883
Net income	$8,231	$13,491	$10,762	$9,574	$11,719

Selected Average Balances:
Total assets	2,721,009	2,786,613	2,665,011	2,561,118	2,488,662
Investment securities	413,940	425,218	432,852	387,216	335,790
Loans	1,289,113	1,209,053	1,144,379	1,109,009	1,137,902
Interest-earning assets	1,985,718	2,039,635	1,877,410	1,769,266	1,669,445
Total deposits	2,317,500	2,395,992	2,305,592	2,205,598	2,138,553
Interest-bearing liabilities	2,090,089	2,187,178	2,098,331	2,027,727	1,973,902
Shareholders’ equity	364,474	350,487	338,204	328,467	316,737

Per Common Share Data:
Basic earnings	$0.26	$0.43	$0.34	$0.30	$0.37
Diluted earnings	0.25	0.41	0.34	0.30	0.37
Tangible book value	$11.34	$11.08	$10.68	$10.29	$9.89
Weighted average shares outstanding:
Basic	31,611	31,611	31,541	31,541	31,541
Diluted	32,623	32,535	31,828	31,828	31,828

Performance Ratios:
Return on average assets	1.23%	1.92%	1.60%	1.50%	1.91%
Return on average equity	9.16%	15.27%	12.62%	11.69%	15.01%
Net interest margin(1)(2)	5.68%	7.41%	6.52%	6.73%	7.87%
Interest rate spread(3)	5.75%	7.53%	6.74%	7.03%	8.19%
Efficiency ratio(4)	60.32%	53.49%	54.37%	54.28%	51.14%

Capital Ratios:
Average equity to average assets	13.39%	12.58%	12.69%	12.83%	12.73%
Leverage ratio	13.16%	12.77%	11.24%	12.63%	12.62%
Tier 1 risk-based capital ratio(5)	39.24%	43.56%	47.65%	57.35%	61.11%
Total risk-based capital ratio(5)	39.93%	44.23%	48.13%	58.00%	61.70%

(1)          Net interest income divided by average interest-earning assets.

(2)          Calculated on a fully tax-equivalent basis.

(3)          Yield on interest-earning assets less costs of interest-bearing liabilities.

(4)          Noninterest expenses divided by net interest income and noninterest income.

(5)          Under the FDIC Financial Institutions Letter (FIL-7-2010) dated February 26, 2010, entitled “Regulatory Capital Standards Clarification of the Risk Weights for FDIC Claims and Guarantees,” the FDIC receivable may be assigned a zero risk weight.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements.  We describe our significant accounting policies in the notes to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Acquisition Accounting

Generally accepted accounting principles require the use of fair value accounting in determining the carrying values of certain assets and liabilities acquired in business combinations and accordingly we recorded assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values.  The fair value of  the  loan portfolios  acquired in these transactions was recorded and is being accounted for under the principles prescribed by FASB ASC Topic 310.

On the date of acquisition all loans acquired  are assigned a fair value based on the present value of projected future cash flows and a fair value discount is recorded as an offset to the principal balances of the loans. An accretable portion of the discount is determined based on the timing of the projected cash flows and is taken into income over the projected life of the loans. Such accretion is included in interest income.  Expected cash flows are re-estimated at each reporting date.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable discount, which will have a positive effect on interest income.

Because we record loans acquired in connection with FDIC-assisted acquisitions at fair value, we record no allowance for loan losses related to the acquired covered loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk.

FDIC Receivable for Loss Share Agreements

The majority of our loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses as well as certain expenses incurred in connection with those assets.  We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.  We discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

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

(2)           the present value of expected future cash flows discounted at the loan’s effective interest rate; or

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

After we assess the applicable factors, we evaluate the remaining amount based on management’s experience.

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

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We assess deferred tax assets based on expected realizations, and we establish a valuation allowance for any amounts we do not expect to realize.  No valuation allowance is currently recorded.

Results of Operations

General

We reported net income of $8.2 million for the three months ended March 31, 2011, compared to $11.7 million for the three months ended March 31, 2010.  Earnings per share on a diluted basis were $0.25 for the three months ended March 31, 2011, compared to $0.37 for the three months ended March 31, 2010.  The accretion of fair value discounts on covered loans under our loss share agreements with the FDIC has significantly affected our earnings for 2010 and the first three months of 2011.

We expect that over the next two to three years, as we manage the disposition of our covered loans and other real estate assets acquired from the FDIC, a significant portion of our earnings will result from the accretion of fair value discounts on our covered loan portfolio.  During this period, as we dispose of our covered loans, we also plan to grow our balance sheet by replacing our covered loans and the related accretion on the accretable discount with new performing loans and related interest income.

Net Interest Income

Our earnings depend to a large extent on net interest income, which is the excess of the interest income recognized on interest earning assets (such as loans and investment securities), as well as any accretion of fair value discounts on our covered loans, over the interest expense incurred on interest bearing liabilities such as deposits and borrowings.  Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned and paid on them.  Net interest income is a function of our balances of interest-earning assets and interest-bearing liabilities and the effect of market rates of interest as influenced by the Federal Reserve’s monetary policy.  Following our acquisitions, the accretion of fair value discounts on covered loans under our loss share agreements with the FDIC has significantly affected our net interest income, and we expect that to continue for the immediate future.

Our net interest income was $27.7 million for the three months ended March 31, 2011.  Our net interest rate spread, which is the yield on interest earning assets, including the accretion of the fair value discount on our covered loans, minus the cost of interest bearing liabilities, was 5.75% for the three months ended March 31, 2011, while our net interest margin, which is net interest income divided by average interest earnings assets, was 5.68%.  Our net interest income was $32.4 million for the three months ended March 31, 2010.  Our net interest rate spread was 8.19% for the three months ended March 31, 2010, while our net interest margin was 7.87%.

Our interest income was $34.8 million for the three months ended March 31, 2011, which included interest and fees earned on loans of $6.7 million and the accretion of the fair value discounts on our covered loans of $25.5 million. Our interest income was $41.0 million for the three months ended March 31, 2010, which included interest and fees earned on loans of $905,000 and the accretion of the fair value discounts on our covered loans of $38.1 million.  The continuing accretion of fair value discounts resulting from acquired loans will likely contribute to volatility in net interest income in future periods.

Interest expense was $7.1 million for the three months ended March 31, 2011, compared to $8.7 million for the three months ended March 31, 2010, and was comprised almost entirely of interest paid on deposit accounts of $7.0 million for the 2011 period and $8.7 million for the 2010 period.  The average balance of interest bearing deposit accounts was $2.1 billion, or 99.7 % of total interest bearing liabilities for the three months ended March 31, 2011, compared to $2.0 billion, or 99.5% of total interest bearing liabilities for the three months ended March 31, 2010.

Average Balances, Income and Expenses, and Rates

The following table shows our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated.  We derive these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We have derived average balances from the daily balances throughout the periods indicated.

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)

Assets:
Interest earning balances	$282,665	$197	0.28%	$195,504	$108	0.22%
Taxable investment securities	403,649	2,278	2.29%	332,703	1,883	2.29%
Non-taxable investment securities, tax- equivalent basis (2)	10,291	157	6.22%	3,087	48	6.36%
Loans receivable(3)	1,289,113	32,221	10.14%	1,136,955	39,015	13.92%
Total earning assets	1,985,718	34,853	7.12%	1,668,249	41,054	9.98%
Total nonearning assets	735,291			816,234
Total assets	$2,721,009			$2,484,483

Liabilities:
Interest-bearing liabilities:
Interest bearing transaction accounts	$244,476	$185	0.31%	$239,881	$560	0.95%
Savings & money market	1,267,305	3,679	1.18%	851,030	4,311	2.05%
Time deposits less than $100,000	325,471	1,780	2.22%	476,087	140	1.77%
Time deposits greater than $100,000	249,261	1,389	2.26%	390,548	3,657	1.79%
Advances from FHLB	—	—	0.00%	167	—	0.29%
Repurchase agreements and federal funds sold	3,576	13	1.49%	9,076	12	0.55%
Total interest-bearing liabilities	2,090,089	7,046	1.37%	$1,966,789	$8,680	1.79%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	230,987			175,212
Other liabilities	35,459			25,170
Shareholders’ equity	364,474			317,312

Total liabilities and shareholders’ equity	$2,721,009			$2,484,483
Net interest income		$27,807			$32,374
Net interest spread			5.75%			8.19%
Net interest margin			5.68%			7.87%

(1)   Annualized for the applicable period.

(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above amounts to $55,000 for 2011 and $17,000 for 2010.

(3)   Includes nonaccruing loans.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our non-covered loan portfolio, consisting of loans that are not covered by loss share agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review — Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

We do not maintain an allowance for loan loss for the covered loans in our loan portfolio that we acquired under the loss share agreements with the FDIC, because we recorded these loans at fair value at the time of each respective acquisition.  To date, there has been no significant deterioration that would require an allowance.  We do evaluate the adequacy of the fair value discount on our covered loans, and we determined that no additional provision for loan losses on covered loans was required for the three months ended March 31, 2011.  The increase in the accretable discount was a result of quarterly changes in estimated cash flows.  At March 31, 2011, our non-covered loans totaled $413.0 million, or 31.8% of our total loan portfolio, compared to $78.4 million, or 7.0% of our total loan portfolio at March 31, 2010.

For the three months ended March 31, 2011, our provision for loan losses was $961,000, compared to $497,00 for the three months ended March 31, 2010.  The allowance for loan losses was approximately $6.2 million for the 2011 period and $3.0 million for the 2010 period.  Our allowance for loan losses as a percentage of gross non-covered loans was 1.50% at March 31, 2011, compared to 3.84% at March 31, 2010.  The decrease in the allowance for loan losses as a percentage of gross non-covered loans was a result of increases in non-covered loans.

We review our loss experience on our covered loan portfolio periodically and compare our losses to the estimated losses in the fair value discounts.  In the future, if our actual losses exceed the estimated losses, we will record an adjustment to these discounts through a provision for loan losses charged as an expense on our statement of income.  In that event, due to the FDIC loss share agreements, we would only expense between 5% and 20% of the estimated loss, depending upon the applicable acquisition and loss share agreement to which the loss is related.  No such adjustments were required for the three months ended March 31, 2011 and 2010.

Noninterest Income

Noninterest income totaled $8.4 million for the three months ended March 31, 2011, compared to $6.7 million for the 2010 period.  The accretion of the FDIC receivable of $5.0 million comprised 59.4% of our noninterest income for the three months ended March 31, 2011, compared to $4.1 million, or 61.1% of our noninterest income for the 2010 period.  Service charges on deposits of $1.4 million comprised 16.9% of our noninterest income for the three months ended March 31, 2011, compared to $1.6 million, or 24.4% of our noninterest income, for the 2010 period.  These service charges are primarily from fees related to insufficient funds checks and the Bank’s bounce protection product.

Noninterest Expense

Noninterest expense totaled $21.7 million for the three months ended March 31, 2011.  Salaries and employee benefits were our most significant expense totaling $11.7 million, or 53.7% of noninterest expense for the three months ended March 31, 2011.  Noninterest expense totaled $20.0 million for the three months ended March 31, 2010.  Salaries and employee benefits were our most significant expense totaling $11.0 million, or 55.0% of noninterest expense for the 2010 period.  We currently have higher than peer average expenses as a result of expenses associated with (a) the operation of our Special Assets Division, which services the problem assets acquired under the loss share agreements with the FDIC, and (b) our Regulatory Relations Department, which manages our compliance with the FDIC loss share agreements.

Federal deposit insurance premiums and fees were $648,000, or 3.0% of noninterest expense for the three months ended March 31, 2011, compared to $1.1 million, or 5.6% of noninterest expense, for the 2010 period.  The decrease in deposit insurance premiums is a result of a change in the calculation of the FDIC assessment resulting from a continued decline in total assets.  Occupancy and equipment expenses were $2.1 million, or 9.7% of noninterest expense for the three months ended March 31, 2011, compared to $2.1 million, or 10.7% of noninterest expense for the 2010 period.  During the first half of 2010, we leased each of the acquired branch locations from our 2009 acquisitions from the FDIC.  As a result, our occupancy and equipment expenses include very little depreciation expense but a significant amount of leasing expense.  The settlement with the FDIC on the 2009 acquisitions occurred in the third quarter of 2010, when we purchased the acquired branch locations for $21.9 million from the FDIC.  We have now begun depreciating the acquired assets.

Legal and professional expenses were $1.8 million, or 8.5% of noninterest expense for the three months ended March 31, 2011, comprised of $277,000 in legal fees, $368,000 in accounting and audit fees and $1.2 million of consulting and other professional fees.  Legal and professional expenses were $580,000, or 2.9% of noninterest expense for the three months ended March 31, 2010, comprised of $135,000 in legal fees, $246,000 in accounting and audit fees and $199,000 of consulting and other professional fees.  Our resolution efforts with respect to our covered assets and our acquisition activity in 2009 and 2010 have resulted in increased legal and professional expenses.  In addition, the Company engaged a consulting company during 2011 to implement a sophisticated cash flow projection model as a tool in calculating fair values and future cash flows on the covered loans acquired in the FDIC-assisted acquisitions. Following the effective date of our registration statement on Form 10 on December 28, 2010, we are now obligated to file various reports required by the Exchange Act, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K.  As a result, we anticipate we will incur significant legal, accounting and other expenses that we did not incur in the past and, therefore, are not reflected in our historical financial statements.

Net costs of operations of other real estate owned were $2.0 million, or 9.3% of noninterest expense, for the three months ended March 31, 2011.  These costs include losses on sales of other real estate of $1.0 million and expenses related to the management and collection of other real estate of $973,000.   Net costs of operations of other real estate owned were $2.6 million, or 12.8% of noninterest expense, for the 2010 period.  These costs include losses on sales of other real estate of $1.5 million and expenses related to the management and collection of other real estate of $1.1 million.  Under the loss share agreements, we record a portion of these losses and expenses in our statements of income (generally 20%) and we record the remaining 80% to the FDIC receivable.

Balance Sheet Review

General

At March 31, 2011, we had total assets of $2.7 billion, consisting principally of $1.3 billion in loans net of deferred fees and costs, fair value discount and the allowance for loan loss, $385.6 million in investment securities, $457.6 million in the FDIC receivable, $131.1 million in other real estate owned and $302.5 million in cash and cash equivalents.  Our liabilities at March 31, 2011 totaled $2.3 billion, consisting principally of $2.3 billion in deposits.  At March 31, 2011, our shareholders’ equity was $367.5 million.

Investments

Our investment portfolio serves as a source of liquidity and earnings and is also used to manage interest rate risk.  At March 31, 2011, the $385.6 million in our available-for-sale investment securities portfolio represented approximately 14.3% of our total assets compared to $405.6 million, or 14.3% of total assets, at December 31, 2010.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Our investment portfolio primarily consists of U.S. government agency securities and agency mortgage-backed securities.  As of March 31, 2011, $155.3 million, or 40.3%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $169.6 million, or 41.8%, as of December 31, 2010.  As of March 31, 2011, $85.9  million, or 22.3% of our available-for-sale securities, were invested in non-agency mortgage-backed securities, compared to $61.0 million, or 15.0% as of December 31, 2010.  We purchased these non-agency mortgage-backed securities at significant market discounts compared to par value.

Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by “quasi-federal” agencies such as Fannie Mae and Freddie Mac.  These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies.  Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so.  Other agency mortgage-backed securities are issued by Ginnie Mae, which is a federal agency, and are guaranteed by the U.S. government.  As of March 31, 2011, $133.4 million, or 34.6%, of our available-for-sale securities were invested in U.S. government agencies, compared to $163.7 million, or 40.4%, as of December 31, 2010.

Following is a summary of our available for sale investment portfolio for the periods presented.

	March 31, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government-sponsored enterprises	$132,818	$133,396	$163,002	$163,681
Residential mortgage-backed securities — agency	37,522	38,291	40,892	41,673
Residential mortgage-backed securities — private	85,708	85,909	61,504	61,025
Collateralized mortgage obligations non-amortizing	115,013	117,005	125,146	127,955
State, county and municipals	10,341	10,532	9,490	9,555
Other investments	354	504	1,525	1,692
Total	$381,756	$385,637	$401,559	$405,581

The following table shows contractual maturities and yields on our investments at March 31, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Government- sponsored enterprises		Mortgage-backed securities		State, county and municipals		Other investments
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Maturity:
One year or less	80,908	0.58%	—	—	2,107	0.70%	—	—
After one year through five years	43,991	0.53%	219	2.02%	1,556	1.96%	504	17.04%
After five years through10 years	5,421	3.68%	1,655	2.16%	433	5.54%	—	—
After 10 years	3,076	4.00%	239,331	3.05%	6,436	7.31%	—	—
Total	133,396	0.76%	241,205	3.04%	10,532	5.08%	504	17.04%

Loans

Loans receivable constitutes our largest interest-earning asset.  Total loans outstanding at March 31, 2011 and December 31, 2010 were approximately $1.3 billion after subtracting the fair value discount, allowance for loan losses and net unamortized loan origination fees.

Loans secured by real estate mortgages are the principal component of our loan portfolio.  Most of our real estate loans are secured by residential or commercial property.  We do not generally originate traditional long-term residential mortgages for the portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan.  Generally, loan-to-value ratios on loans are based on regulatory guidance as noted in our loan policy guidelines.

We acquired the vast majority of our loans in our ten FDIC-assisted transactions.  As a result, the current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future.  We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

We have planned for and expect that the size of our covered loan portfolio will decrease as covered loans are collected, charged-off, or the underlying collateral is foreclosed on and sold.  Our covered loans may increase in the future if we acquire more failed banks from the FDIC in transactions that include loss share agreements.  Our non-covered loans will increase as we originate and purchase well-underwritten loans.  Due to the current economic environment, covered loans may continue to decrease faster than non-covered loans increase, thereby resulting in a net decrease in loans receivable.

The following tables summarize the composition of our loan portfolio at the dates presented:

	March 31, 2011				December 31, 2010
(dollars in thousands)	Covered Loans	Non- Covered Loans	Total Amount	% of Total	Covered Loans	Non- Covered Loans	Total Amount	% of Total

Commercial
Commercial and industrial	$113,206	$37,077	$150,283	8.2%	$144,913	$38,919	$183,832	9.8%

Real Estate
Mortgage	301,221	23,298	324,519	17.7%	314,536	23,255	337,791	18.0%
Commercial	586,902	247,369	834,271	45.6%	613,529	196,243	809,772	43.0%
Construction	389,840	90,257	480,097	26.2%	435,619	70,543	506,162	26.9%
Total real estate	1,277,963	360,924	1,638,887	89.5%	1,363,684	290,041	1,653,725	87.9%

Consumer
Consumer	27,173	14,997	42,170	2.3%	29,764	13,889	43,653	2.3%

Total gross loans receivable, net of deferred fees	$1,418,342	$412,998	$1,831,340	100.0%	$1,538,361	$342,849	$1,881,210	100.0%

Less — allowance for loan losses	—	(6,214)	(6,214)		—	(5,351)	(5,351)
Less — discounts	(527,152)	—	(527,152)		(603,694)	—	(603,394)
Total loans, net	891,190	406,784	1,297,974		934,667	337,498	$1,272,465

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

The following summarizes the loan maturity distribution by type and related interest rate characteristics at March 31, 2011:

(in thousands)	One year or less	After one but within five years	After five years	Total

Commercial	$73,405	$62,918	$13,960	$150,283
Real estate	807,967	593,788	237,132	1,638,887
Consumer	10,331	31,185	654	42,170
Total gross loans	$891,703	$687,891	$251,746	$1,831,340

Gross loans maturing after one year with:
Fixed interest rates	$424,288
Floating or adjustable interest rates	515,349
Total loans	$939,637

FDIC Receivable for Loss Share Agreements

As of March 31, 2011, 77.4% of our outstanding principal balance of loans and 99.9% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses incurred in connection with those assets.  We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.  The FDIC receivable for loss share agreements was $457.6 million as of March 31, 2011 and $494.4 million as of December 31, 2010.  Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable for loss share agreements.  Conversely, if realized losses are less than acquisition date estimates, the FDIC receivable for loss share agreements will be reduced.  The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts.

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

To date, we have not made any measurement period adjustments based on facts and circumstances that existed as of the respective acquisition dates.  Through March 31, 2011, we have not recorded any provisions to the allowance for loan losses related to the covered loan acquired.

For our non-covered loans, we have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  We maintain the allowance at a level deemed appropriate by management to provide adequately for known and inherent losses in our non-covered loan portfolio.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our non-covered loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.

Our determination of the allowance for loan losses is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans, the quality, mix and size of our non-covered loan portfolio, economic conditions that may affect the borrower’s ability to repay, the amount and quality of collateral securing the loans and a review of specific problem loans.  In addition, because of the lack of seasoning in our non-covered loan portfolio, we use peer data to develop our historical loss migration analysis, rather than our own historical loan loss data.  We also consider subjective issues such as changes in the lending policies and procedures, changes in the local/national economy, changes in volume or type of credits, changes in volume/severity of problem loans, quality of loan review and board of director oversight, concentrations of credit and peer group comparisons.  More specifically, in determining our allowance for loan losses, we review loans for specific impaired reserves based on current appraisals of collateral less disposal costs.  We determine general reserves by using the peer data applied to risk rated loans grouped by FDIC call report classification code.  We calculate the general reserves by applying the appropriate historical loss ratio to the loan categories grouped by risk rating (pass, special mention, substandard and doubtful) and adjusted for quantitative factors.  Impaired loans are excluded from this analysis as they are individually reviewed for valuation.

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

Separately, we review all impaired non-covered loans to determine a specific allocation for each.  In our assessment of impaired loans, we consider the primary source of repayment when determining whether loans are collateral dependent.  We measure impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  When management determines that a loan is impaired, the difference between our investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is established as a specific allowance.  For collateral-dependant impaired loans, we charge-off such losses on a timely basis.

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

The following table summarizes the activity related to our allowance for loan losses related to our non-covered loans for the periods presented.

(dollars in thousands)	March 31, 2011	March 31, 2010

Balance, at the beginning of period	$5,351	$2,524
Charge-offs:
Commercial and industrial	—	—
Commercial real estate-other	—	—
Commercial real estate – construction	7	—
Residential real estate	—	—
Consumer	91	—
Total charge-offs	$98	$—
Recoveries:
Commercial and industrial	—	—
Commercial real estate-other	—	—
Commercial real estate – construction	—	—
Residential real estate	—	—
Consumer	—	—
Total recoveries	$—	$—
Net charge-offs	98	—
Provision for loan losses	961	497
Balance, at end of period	$6,214	$3,021

Allowance for loan losses to non-covered loans receivable	1.50%	3.84%
Ratio of net charge-offs to non-covered loans outstanding	0.02%	0.00%

Allocation of Allowance for Loan Losses

The following tables present the allocation of the allowance for loan losses and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial
Commercial and industrial	$549	2.0%	$588	2.2%
Real Estate
Mortgage	279	1.3%	246	1.4%
Commercial	2,236	13.5%	1,803	10.6%
Construction	2,620	4.9%	2,252	3.9%
Total real estate	5,135	19.7%	4,301	15.9%
Consumer
Consumer	235	0.9%	223	0.8%
Nonspecific
Nonspecific	295	—	239	—
Total allowance for non-covered loans	6,214	22.6%	5,351	18.9%
Total allowance for covered loans	—	77.4%	—	81.1%
Total allowance for loan losses	$6,214	100.0%	$5,351	100.0%

Non-performing Assets

Non-performing assets consist of nonaccrual loans, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure.  Nonaccrual loans are those loans on which we have discontinued recognition of interest income.  When management believes there is sufficient doubt as to the collectibility of principal or interest on any loan, or generally when loans are 90 days or more past due, we discontinue the accrual of the applicable interest and designate the loan as “nonaccrual,” unless the loan is well secured and in the process of collection.  Management reviews past due loans on a monthly basis and will place certain loans on nonaccrual status at 60 days past due in some circumstances.  We apply interest payments received on nonaccrual loans against principal.  We return loans to an accrual status when factors indicating doubtful collectibility on a timely basis no longer exist.  We record a provision for estimated losses if a subsequent decline in value occurs.

Nonaccrual loans are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent.  Substantially all of our nonaccrual loans are collateral dependent and, therefore, are valued at the fair value of collateral.  The fair value of collateral is determined through a review of the appraised value and assessment of recovery value of the collateral through discounts related to various factors noted below.  When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid.  A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions.  If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal.  In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral.  Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value.  These discounts include the following:  length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.  We initially record other real estate owned at the lower of cost or estimated fair value less estimated costs to dispose at the date of acquisition.

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

Loan modifications constitute a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider.  For loans that are considered troubled debt restructurings, we either compute the present value of expected future cash flows discounted at the original loan’s effective interest rate or, as a practical expedient, we may measure impairment based on the observable market price of the loan or the fair value of the collateral even though we do not expect to deem troubled debt restructurings collateral dependent.  We record the difference between the carrying value and fair value of the loan as a valuation allowance.

The following tables set forth our non-performing assets for the periods presented.

	At March 31, 2011			At December 31, 2010
(dollars in thousands)	Covered Loans(1)	Non- Covered Loans	Total	Covered Loans	Non- Covered Loans	Total

Nonaccrual loans	$518,698	$5,099	$523,339	$529,360	$4,079	$533,439
Accruing loans 90 days or more past due	—	—	—	—	—	—
Troubled debt restructurings not included in above	—	—	—	—	—	—
Total non-performing loans	518,698	5,099	523,797	529,360	4,079	533,439
Other real estate owned	131,074	75	131,149	155,981	75	156,056
Total non-performing assets	$649,772	$5,174	$654,946	$685,341	$4,154	$689,495

Non-performing loans to total loans	36.57%	1.23%	37.69%	34.41%	1.19%	35.60%
Non-performing assets to total assets	41.94%	1.25%	43.19%	40.45%	1.21%	41.66%

(1) Nonaccrual as to contractual interest for covered loans as these loans recognize accretion income.

Non-performing assets, defined as nonaccrual loans, loans past due 90 days or more as to interest or principal and still accruing, trouble debt restructurings and other real estate owned, totaled $654.9 million, or 43.2% of total assets at March 31, 2011, compared to $689.5 million, or 41.7% of total assets at December 31, 2010.  Of the $654.9 million in non-performing assets at March 31, 2011, $649.8 million related to assets that are covered by loss share agreements with the FDIC.  Of the $689.5 million in non-performing assets at December 31, 2010, $685.3 million related to assets that are covered by loss share agreements with the FDIC.

Total non-performing covered assets accounted for 99.3% of total non-performing assets at March 31, 2011 and 98.4% of total non-performing assets at December 31, 2010.

At March 31, 2011, we had approximately $81.3 million in potential problem loans, compared to $86.5 million at December 31, 2010.  Potential problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.  At March 31, 2010 and December 31, 2010, substantially all of our potential problem loans were covered loans, with only $1.2 million in non-covered potential problem loans at March 31, 2011.

Deposits

Total deposits at March 31, 2011 were $2.3 billion and at December 31, 2010 were $2.4 billion.  At March 31, 2011, noninterest bearing accounts totaled $229.8 million, or 10.1% of total deposits, compared to $224.5 million, or 9.3% of total deposits at December 31, 2010.  Time deposits totaled $547.5 million, or 26.8% of interest bearing deposits at March 31, 2011, compared to $626.9 million, or 28.5% of interest bearing deposits at December 31, 2010.  Out of market brokered and wholesale time deposits totaled $22.5 million at March 31, 2011 and $51.3 million at December 31, 2010.  Money market and savings accounts totaled $1.2 billion, or 61.2% of interest bearing deposits, at March 31, 2011, compared to $1.3 billion, or 58.1% of interest bearing deposits, at December 31, 2010.

The following table shows the average balance amounts and the average rates paid on deposit we held for the periods presented.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$230,987	0.00%	$199,592	0.00%
Interest bearing demand deposits	244,476	0.31%	239,795	0.71%
Savings and money market accounts	1,267,305	1.18%	1,064,404	1.86%
Time deposits less than $100,000	325,471	2.22%	414,005	2.00%
Time deposits greater than $100,000	249,261	2.26%	344,464	2.17%
Total deposits	$2,317,500	1.37%	$2,262,260	1.80%

The maturity distribution of our time deposits of $100,000 or more at March 31, 2011 was as follows:

(dollars in thousands)
Three months or less	$51,406
Over three through six months	55,590
Over six though twelve months	85,534
Over twelve months	47,887
Total	$240,417

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the three months ended March 31, 2011 and the year ended December 31, 2010, and the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts for each period and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
(dollars in thousands)	Balance	Rate	Balance	Balance	Rate

At or for the three months ended March 31, 2011:
Securities sold under agreement to repurchase	$5,371	0.25%	$5,371	$3,576	1.49%

At or for year ended December 31, 2010:
Securities sold under agreement to repurchase	$5,246	0.24%	$11,438	$6,135	0.44%

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns.  At March 31, 2011, we exceeded all minimum regulatory capital requirements as shown in the tables below.  At March 31, 2011, our shareholders’ equity was $367.5 million, or 13.7% of total assets, compared to $359.3 million, or 12.7% of total assets, at December 31, 2010.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the periods presented:

	March 31, 2011	December 31, 2010

Return on average assets	1.23%	1.73%
Return on average equity	9.16%	13.66%
Equity to assets ratio	13.39%	12.70%

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, regulatory capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations.  The Bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

To be considered “well capitalized” under capital guidelines, we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  To be considered “adequately capitalized” under capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, banking regulators have established a minimum Tier 1 leverage ratio of at least 4%.  We expect banking regulators to increase these minimum levels in the future.

The following table shows the Bank’s and the Company’s regulatory capital ratios for the periods presented.

	Bank	Company	Bank	Company
	March 31, 2011	March 31, 2011	December 31, 2010	December 31, 2010

Leverage ratio	13.11%	13.16%	12.71%	12.77%
Tier 1 risk-based capital ratio	39.11%	39.24%	43.38%	43.56%
Total risk-based capital ratio	39.80%	39.93%	44.05%	44.23%

For all periods, the Bank was considered “well capitalized,” and we intend to maintain a capital level for the Bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank.  In addition, as a condition to the FDIC’s approval of the Notice of Change in Control filing of Mr. Evans, Mr. Speight and Mr. Childers (our management team) in connection with our July 2009 recapitalization and acquisition, the Bank was required to execute a Capital Maintenance Agreement with the FDIC.  Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%.  The agreement terminates on July 23, 2012.  At March 31, 2011, the Bank was in compliance with the Capital Maintenance Agreement.

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

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2011, unfunded commitments to extend credit were $203.7 million.  A significant portion of the unfunded commitments related to commercial real estate and land development and to consumer equity lines of credit.  Based on experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2011, there were commitments totaling approximately $2.2 million under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table presents our contractual obligations as of March 31, 2011.

	Payments Due by Period
(in thousands) Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$2,904	$1,103	$1,801	$—	$—
Securities Repurchase Agreements	5,371	5,371	—	—	—
	$8,275	$6,474	$1,801	$—	$—

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

At March 31, 2011, our liquid assets, which consist of cash and due from banks, interest bearing deposits and federal funds sold, amounted to $302.5 million, or 11.3% of total assets.  Our available for sale securities at March 31, 2011 amounted to $385.6 million, or 14.3% of total assets.  Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits and through collection of the FDIC receivable as we dispose of our covered loans and assets.  In addition, we receive cash on the maturity and sale of loans and the maturity of investment securities.  We maintain six federal funds lines of credit with correspondent banks totaling $135.0 million.  We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances.  At March 31, 2011, we had no advances from the FHLB and a remaining credit availability of $31.9 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $42.4 million secured by certain loans in our loan portfolio.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

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

At March 31, 2011, approximately 41.5% of our loans were variable rate loans.  Approximately 95.0% of our interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the first three months of the year, a large majority of our deposits will also reprice within the same 3-month period.  Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities.  These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments.  Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates.  Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe that minimizes the changes in net interest income.

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

Our policy is based on a 12-month impact on net interest income of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario.  In the ramp scenarios, rates change 16.7 basis points per month over 12 months.  The policy limits the change in net interest income over 12 months to a 10% decrease in either scenario.  The policy ramp and base scenarios assume a static balance sheet.  Given the historically low rate environment, management has determined that the use of the down 200 basis point scenario is not meaningful and, therefore, has used what it believes to be a more reasonable rate scenario of down 100 basis points over a 12-month period, or 8.3 basis points per month over 12 months.  At March 31, 2011, our most recent asset/liability simulation run, the model indicated that a

200 basis point increase would cause an approximate 41 basis point increase in net interest income over the next 12 months and a 100 basis point decrease in rates would cause an approximate 106 basis point decrease in net interest income over the next 12 months.

In addition, management seeks to reduce overall interest rate risk by maintaining relatively short maturities.  For additional detail on loan maturity and distribution and information regarding sensitivity of loans and leases to changes in interest rates see the table under “Maturities and Sensitivities of Loans to Changing Interest Rates” on page 37.  Information on the maturity of our investment securities is located in the table on page 35.  Information regarding the maturity distributions of our time deposits with balances in excess of $100,000 is located on page 43.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2011, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

Item 1.  Legal Proceedings.

We have nothing to report with respect to the period covered by this report.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date: May 16, 2011	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer

Date: May 16, 2011	By:	/s/ John S. Poelker
John S. Poelker
Chief Financial Officer

Exhibit List

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications