Form 10-Q
period 2011-06-30
STATE BANK FINANCIAL CORP
filed 2011-08-15
CIK 1497275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerate filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, as of August 10, 2011 was 31,611,581.

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

PART I

Item 1.  Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Cash and amounts due from depository institutions	$9,181	$25,843
Interest-bearing deposits in other financial institutions	363,309	360,646
Cash and cash equivalents	372,490	386,489
Investment securities available for sale	349,387	405,581
Federal Home Loan Bank stock	10,604	14,593
Loans receivable:
Not covered under FDIC loss sharing agreements	546,154	342,849
Covered under FDIC loss sharing agreements	814,361	934,967
Allowance for loan losses (non-covered loans)	(6,914)	(5,351)
Loans receivable, net	1,353,601	1,272,465
Mortgage loans held for sale	2,516	3,542
Other real estate:
Not covered under FDIC loss sharing agreements	738	75
Covered under FDIC loss sharing agreements	102,822	155,981
Premises and equipment	35,741	31,908
Goodwill and other intangibles	8,723	9,194
FDIC receivable for loss sharing agreements, net	468,361	494,428
Other assets	61,298	54,323

Total assets	$2,766,281	$2,828,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Non-interest bearing deposits	$256,087	$224,543
Interest-bearing deposits	2,103,343	2,197,383
Securities sold under agreements to repurchase	4,831	5,246
Notes payable	2,546	—
Other liabilities	24,868	42,064
Total liabilities	2,391,675	2,469,236

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, zero shares issued and outstanding in 2011 and 2010, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 31,611,581 and 31,610,904 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	316	316
Additional paid-in-capital	292,902	292,942
Retained earnings	80,381	63,568
Accumulated other comprehensive income, net of tax	1,007	2,517
Total shareholders’ equity	374,606	359,343

Total liabilities and shareholders’ equity	$2,766,281	$2,828,579

See accompanying notes to consolidated financial statements

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$34,313	$37,472	$66,534	$76,487
Investment securities	2,585	2,130	4,965	4,044
Deposits with other financial institutions	183	183	380	291

Total interest income	37,081	39,785	71,879	80,822

Interest Expense
Deposits	6,394	10,070	13,427	18,738
Notes payable	62	—	134	—
Federal funds purchased and repurchase agreements	1	9	14	22

Total interest expense	6,457	10,079	13,575	18,760

Net Interest Income	30,624	29,706	58,304	62,062

Provision for Loan Losses (non-covered loans)	1,593	695	2,554	1,192
Provision for Loan Losses (covered loans)	451	—	451	—

Net Interest Income After Provision for Loan Losses	28,580	29,011	55,299	60,870

Noninterest Income
Accretion of FDIC receivable for loss sharing agreements	3,722	2,798	8,695	6,907
Service charges on deposits	1,435	1,660	2,848	3,301
Mortgage banking income	228	127	385	145
(Loss) gain on sale of investment securities	—	44	(3)	51
Gain on FHLB stock redemption	1,132	—	1,132	—
ATM income	541	516	1,029	967
Other	1,108	377	2,449	880

Total noninterest income	8,166	5,522	16,535	12,251

Noninterest Expense
Salaries and employee benefits	11,895	9,788	23,572	20,776
Occupancy and equipment	2,179	1,974	4,285	4,105
Legal and professional fees	1,574	1,006	3,417	1,586
Marketing	936	834	1,696	1,491
Federal insurance premiums and other regulatory fees	1,210	1,361	1,858	2,485
Net cost of operations of other real estate owned	2,633	2,219	4,654	4,769
Data processing	1,165	839	2,116	1,717
Core deposit intangible amortization expense	248	160	471	325
Other	1,585	939	3,100	1,853

Total noninterest expense	23,425	19,120	45,169	39,107

Income Before Income Taxes	13,321	15,413	26,665	34,014
Income Tax Expense	4,739	5,839	9,852	12,721

Net Income	$8,582	$9,574	$16,813	$21,293

Basic Earnings Per Share	$0.27	$0.30	$0.53	$0.68

Diluted Earnings Per Share	$0.26	$0.30	$0.51	$0.67

Weighted Average Common Shares Outstanding:
Basic	31,611,358	31,540,977	31,611,132	31,540,977

Diluted	32,717,755	31,828,164	32,719,894	31,828,164

See accompanying notes to consolidated financial statements

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three months ended June 30,
	2011	2010
Net Income	$8,582	$9,574
Other Comprehensive Income, Net of Income Tax
Reclassification adjustment for (gains) included in net income, net of tax	—	(27)
Unrealized (loss)/gain on securities	(1,422)	1,383

Total other comprehensive (loss)/income	(1,422)	1,356
Comprehensive Income	$7,160	$10,930

	Six months ended
	June 30,
	2011	2010
Net Income	$16,813	$21,293
Other Comprehensive Income, Net of Income Tax
Reclassification adjustment for losses/(gains) included in net income, net of tax	2	(32)
Unrealized (loss)/gain on securities	(1,512)	2,980

Total other comprehensive (loss)/income	(1,510)	2,948
Comprehensive Income	$15,303	$24,241

See accompanying notes to consolidated financial statements

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Warrants	Common Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2009	2,660,634	31,540,977	$315	$292,030	$18,022	$397	$310,764

Change in accumulated other comprehensive income	—	—	—	—	—	2,948	2,948
Net income	—	—	—	—	21,293	—	21,293

Balance, June 30, 2010	2,660,634	31,540,977	$315	$292,030	$39,315	$3,345	$335,005

	Warrants	Common Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343

Common shares issued		677	—	—	—	—	—
Repurchase of stock warrants	(21,000)	—	—	(40)	—	—	(40)
Change in accumulated other comprehensive income	—	—	—	—	—	(1,510)	(1,510)
Net income	—	—	—	—	16,813	—	16,813

Balance, June 30, 2011	2,694,561	31,611,581	$316	$292,902	$80,381	$1,007	$374,606

See accompanying notes to consolidated financial statements

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$16,813	$21,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion on premises and equipment and investments	1,403	2,250
Amortization of intangible assets	471	325
Provision for loan losses	3,005	1,192
Amortization of premiums and discounts on acquisitions, net	(59,316)	(48,425)
Loss on sale of other real estate owned	2,575	2,466
Write-downs of other real estate owned	39,212	5,923
Increase in FDIC receivable for covered losses	(46,146)	(20,262)
Funds collected from FDIC receivable	80,908	149,949
Proceeds from sales of mortgage loans held for sale	17,316	3,327
Originations of mortgage loans held for sale	(16,290)	(4,706)
Loss (gain) on available for sale securities	3	(51)
Gain on sale of premises and equipment	—	(6)
Gain on FHLB stock redemption	(1,132)	—
Net change in cash surrender value	(719)	(102)
Change in other liabilities, net	(17,196)	(2,641)
Other operating activities, net	(5,352)	818
Net cash provided by operating activities	15,555	111,350

Cash Flows from Investing Activities
Purchase of investment securities available for sale	(45,510)	(172,520)
Proceeds from sales, calls, maturities and pay-downs: available for sale	98,766	69,334
Loans to customers, net of repayments	(61,650)	2,495
Purchase of bank owned life insurance	—	(30,416)
Redemption of FHLB stock	5,121	—
Purchases of premises and equipment	(5,635)	(7,730)
Disposal of premises and equipment	920	73
Proceeds from sales of other real estate	38,839	51,866
Net cash provided by (used in) investing activities	30,851	(86,898)

Cash Flows from Financing Activities
Interest-bearing customer deposits	(94,040)	68,596
Noninterest-bearing customer deposits	31,544	18,206
Proceeds from other borrowed funds	64,815	(2,191)
Repayment of other borrowed funds	(62,684)	(5,000)
Repurchase of stock warrants	(40)	—
Net cash (used in) provided by operating activities	(60,405)	79,611

Net (Decrease) Increase in Cash and Cash Equivalents	(13,999)	104,063
Cash and Cash Equivalents, Beginning	386,489	200,166

Cash and Cash Equivalents, Ending	$372,490	$304,229

See accompanying notes to consolidated financial statements

	Six Months Ended June 30,
	2011	2010
Cash Payments for:
Interest	$13,931	$21,633
Income taxes	24,781	17,502

Supplemental disclosures on non-cash investing and financing activities:
Goodwill and fair value acquisition adjustment	—	(1,665)
Unrealized (losses) gains on securities, net of taxes	(1,510)	2,948
Transfer of loans to other real estate	28,130	84,889

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report for the year ended December 31, 2010.

Certain amounts have been reclassified to conform to current period presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”). ASU No. 2011-04 primarily represents clarification to existing guidance over the fair value measurement and disclosure requirements. It does change the concepts of the valuation premise and highest and best use, stating that they are only relevant for nonfinancial assets. The guidance also changes the application of premiums and discounts and includes new disclosures. ASU No. 2011-04 is effective for the Company in the first quarter of 2012. The Company is currently evaluating the impact of adoption on its financial position, results of operation and disclosures, but does not believe adoption will have a material impact.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The guidance is effective for the Company for the first quarter of 2012, and will not have a material impact on the Company’s results of operations or financial position. It will not result in a change of disclosure, as the Company currently presents other comprehensive income in the separate statement following the Consolidated Statements of Income.

(2) Investment Securities

Investment securities as of June 30, 2011 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government securities	$92,658	$747	$2	$93,403
State and political subdivisions	10,322	170	17	10,475
Residential mortgage-backed securities-private	102,224	401	3,354	99,271
Residential mortgage-backed securities-agency	35,287	1,141	—	36,428
Collateralized-mortgage obligations (CMO)	106,928	2,543	21	109,450
Corporate securities	360	—	—	360
	$347,779	$5,002	$3,394	$349,387

Investment securities as of December 31, 2010 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
U.S. Government securities	$163,002	$699	$20	$163,681
State and political subdivisions	9,490	114	49	9,555
Residential mortgage-backed securities-private	61,504	705	1,184	61,025
Residential mortgage-backed securities-agency	40,892	781	—	41,673
Collateralized-mortgage obligations (CMO)	125,146	2,836	27	127,955
Corporate securities	1,525	167	—	1,692
	$401,559	$5,302	$1,280	$405,581

The amortized cost and estimated fair value available-for-sale securities at June 30, 2011 by contractual maturity are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.  Therefore, these securities are not included in the following maturity summary (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$72,756	$72,861
Due from one year to five years	15,739	15,939
Due from five years to ten years	5,849	6,173
Due after ten years	8,996	9,265
Residential mortgage-backed securities (private and agency) and collateralized mortgage obligations (CMO)	244,439	245,149
	$347,779	$349,387

The Company’s investment in FHLB stock was $10.6 million and $14.6 million at June 30, 2011 and December 31, 2010, respectively.

Gains and losses on the sales and calls of securities available for sale consist of the following (in thousands):

	Six months ended June 30,
	2011	2010
Gross gains on securities available for sale	$—	$51
Gross losses on securities available for sale	(3)	—

Net realized (losses) gains on sales of securities available for sale	$(3)	$51

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue.  The securities portfolio may at times provide a balance over interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits. Management monitors the investment portfolio and evaluates investments for other-than-temporary impairment on a quarterly basis.  Consideration during the evaluation is placed on (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the positive intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value.  As of June 30, 2011, there was no intent to sell any of the securities available for sale.  Furthermore, it is not likely that the Company will have to sell such securities before a recovery of the amortized cost basis.

The following table provides information regarding securities with unrealized losses as of June 30, 2011 and December 31, 2010 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Investment securities available for sale:
U.S. Government securities	$—	$—	$9,999	$2	$9,999	$2
State and political subdivisions	3,052	16	256	1	3,308	17
Residential mortgage-backed-private	74,211	3,354	—	—	74,211	3,354
Collateralized mortgage obligations	8,535	21	—	—	8,535	21
Total	$85,798	$3,391	$10,255	$3	$96,053	$3,394

December 31, 2010
Investment securities available for sale:
U.S. Government securities	$34,128	$20	$—	—	$34,128	20
State and political subdivisions	3,896	32	239	17	4,135	49
Residential mortgage-backed-securities-private	23,788	1,184	—	—	23,788	1,184
Collateralized-mortgage obligations	12,598	27	—	—	12,598	27
Total	$74,410	$1,263	$239	$17	$74,649	$1,280

Investment securities with aggregate fair values of $10.3 million and $239,000 had continuous unrealized losses of $3,000 and $17,000 for more than twelve months as of June 30, 2011 and December 31, 2010, respectively.   The unrealized losses arose from changes in interest rates and market conditions and maintain an acceptable investment grade where the repayment of principal and interest are fully backed by the U.S. Government.  As of the dates noted above, the Company had the ability and intent to retain this investment security for a period of time sufficient to recover all unrealized losses.  Therefore, the security is deemed to be other than temporarily impaired.

Investment securities with an aggregate carrying amount of $74.2 million and $148.5 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and Federal Reserve Bank lines of credit.

(3) Loans Receivable

Loans not covered by loss sharing agreements are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010

1-4 family residential real estate	$26,510	$23,255
Commercial real estate-construction	112,846	70,543
Commercial real estate-other	343,765	196,243
Commercial and industrial	40,754	38,919
Consumer and other	22,279	13,889
	546,154	342,849
Allowance for loan losses	(6,914)	(5,351)
	$539,240	$337,498

Loans covered by loss sharing agreements are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010

1-4 family residential real estate	$189,695	$191,444
Commercial real estate-construction	202,420	264,858
Commercial real estate-other	360,160	372,775
Commercial and industrial	49,277	87,590
Consumer and other	12,809	18,300
	$814,361	$934,967

The following table documents changes in the carrying value of acquired loans during the periods ended June 30, 2011 and 2010:

	Six months ended
	June 30, 2011	June 30, 2010
Balance, at beginning of period	$934,967	$1,134,499
Accretion income	50,621	72,084
Reductions in recorded investment since acquisition date resulting from repayments, write-offs, and foreclosures	(171,227)	(227,155)
Balance, end of period	$814,361	$979,428

Loans covered under loss share agreements with the FDIC (referred to as covered loans) are reported in loans excluding the expected reimbursement from the FDIC.  Covered loans are initially recorded at fair value at the acquisition date.  Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements.  Subsequent decreases in the amount of cash expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed.  Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded.  Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

The increase in the accretable discount was a result of quarterly changes in cash flows and related updates to acquisition date assumptions and methodologies. During the first six months of 2011 the increase was a result of a detailed review and re-estimation of expected cash flows and loss assumptions based on the installation of a new detailed analytics system focusing on expected cash flows and enhanced historical loss data as the covered loan portfolio seasons.  We do not expect this level of increase in the future assuming no major economic events.

The following table shows changes in the value of the accretable discount for the six months ended June 30, 2011 and 2010 as follows (in thousands):

	Six months ended June 30,
	2011	2010

Balance, at beginning of period	$123,778	$183,840
Accretion	(50,621)	(72,084)
Transfers to accretable discount	154,952	33,416

Balance, end of period	$228,109	$145,172

The following table shows changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate for the periods indicated (in thousands):

	Six months ended June 30,
	2011	2010

Fair value of FDIC receivable for loss sharing agreements at beginning of 2011 and 2010	$494,428	$605,502
Reductions resulting from:
Wires received	(80,908)	(149,949)
Recovery of previous loss reimbursements	—	—
Additions resulting from:
Charge-offs, write-downs and other losses	38,381	10,774
Discount accretion	8,695	6,907
External expenses qualifying under loss sharing agreements	7,765	9,694

Balance, end of period	$468,361	$482,928

(4) Allowance for Loan Losses

The following table presents the Company’s loan loss experience on all non-covered loans for the period indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Balance, at beginning of period	$6,214	$3,021	$5,351	$2,524
Loans charged off	(979)	(71)	(1,077)	(71)
Recoveries on previously charged off loans receivable	86	—	86	—
Provision for loan losses charged to loan operations	1,593	695	2,554	1,192

Balance, end of period	$6,914	$3,645	$6,914	$3,645

During the six months ended June 30, 2011, the Company recorded provision for loan loss expense and charged-off loans of $451,000 to account for changes in projected cash flows from original estimates on loans covered under loss share agreements with the FDIC.  This $451,000 amount is excluded from the tables above and below but is reflected in the Company’s Consolidated Statements of Income.  There was no provision expense on loans covered under loss share agreements with the FDIC recorded for covered loans for the six months ended June 30, 2010.

The following tables detail the allowance for loan losses on loans not covered by loss sharing by portfolio segment for the periods indicated (in thousands):

		Commercial	Commercial
	Residential	real estate-	real estate-	Commercial	Consumer
	real estate	construction	other	& industrial	and other	Nonspecific	Total
Three months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$279	$2,620	$2,236	$549	$235	$295	$6,214
Charge-offs	—	(16)	(853)	(102)	(8)	—	(979)
Recoveries	—	3	2	—	81	—	86
Provision	26	598	963	120	(49)	(65)	1,593
Ending balance	$305	$3,205	$2,348	$567	$259	$230	$6,914
Ending allowance attributable to loans:
Individually evaluated for impairment	$68	$172	$52	$16	$87	$—	$395
Collectively evaluated for impairment	237	3,033	2,296	551	172	230	6,519
Total ending allowance Balance	$305	$3,205	$2,348	$567	$259	$230	$6,914
Loans:
Individually evaluated for impairment	$235	$901	$2,136	$31	$175	—	$3,478
Collectively evaluated for impairment	26,275	111,945	341,629	40,723	22,104	—	542,676
Total loans	$26,510	$112,846	$343,765	$40,754	$22,279	—	$546,154

Six months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$246	$2,252	$1,803	$588	$223	$239	$5,351
Charge-offs	—	(23)	(853)	(102)	(99)	—	(1,077)
Recoveries	—	3	2	—	81	—	86
Provision	59	973	1,396	81	54	(9)	2,554
Ending balance	$305	$3,205	$2,348	$567	$259	$230	$6,914

	Residential	Commercial real estate-	Commercial real estate-	Commercial	Consumer
December 31, 2010	real estate	construction	other	& industrial	and other	Nonspecific	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$518	$5	$—	$—	$—	$523
Collectively evaluated for impairment	$246	$1,734	$1,798	$588	$223	$239	$4,828
Ending balance	$246	$2,252	$1,803	$588	$223	$239	$5,351
Loans
Individually evaluated for impairment	$64	$1,085	$3,212	$—	$—	$—	$4,361
Collectively evaluated for impairment	$23,191	$69,458	$193,031	$38,919	$13,889	$—	$338,488
Ending balance	$23,255	$70,543	$196,243	$38,919	$13,889	$—	$342,849

Impaired loans not covered by loss share agreements, segregated by class of loans, as of June 30, 2011 are as follows (in thousands):

				Three Months Ended		Six Months Ended
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

Impaired loans:
With no related allowance recorded:
Residential real estate	$59	$59	$—	$73	$1	$78	$1
Commercial
Construction	661	937	—	703	—	713	—
Other	1,063	1,229	—	1,637	—	1,775	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	$1,783	$2,225	$—	$2,413	$1	$2,566	$1

With related allowance recorded:
Residential real estate	$176	$176	$68	$61	$2	$34	$2
Commercial
Construction	239	409	52	278	—	276	1
Other	1,074	1,826	172	1,370	8	1,470	8
Commercial and industrial	31	31	16	—	—	—	—
Consumer and other	175	175	87	—	—	—	—
Subtotal	$1,695	$2,617	$395	$1,709	$10	$1,780	$11

Total impaired loans	$3,478	$4,842	$395	$4,122	$11	$4,346	$12

Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2010 are as follows (in thousands):

Impaired loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Residential real estate	$—	—	—
Commercial:
Construction	1,085	1,362	—
Other	1,719	2,391	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—
Subtotal	2,804	3,753	—

With related allowance recorded:
Residential real estate	64	64	5
Commercial:
Construction	—	—	—
Other	1,493	1,493	518
Commercial and industrial	—	—	—
Consumer and other	—	—	—
Subtotal	1,557	1,557	523
Total	$4,361	$5,310	$523

For the three and six months ended June 30, 2011, the average investment in impaired loans was $4.1 million and $4.3 million, respectively.  Interest income foregone on impaired loans totaled $66,000 and $150,000 for the three and six months ended June 30, 2011, respectively.  Interest income recognized on impaired loans for the quarter and year to date June 30, 2011 was insignificant.

The following tables present the recorded investment in non-covered nonaccrual loans by loan class (in thousands):

	June 30,	December 31,
	2011	2010

Nonaccrual non-covered loans
1-4 family residential real estate	$235	$—
Commercial real estate-construction	900	695
Commercial real estate-other	2,059	2,944
Commercial and industrial	31	—
Consumer and other	253	1,392

Total	$3,478	$5,031

The following table presents an analysis of past due loans not covered by loss sharing, segregated by class of loans, as of June 30, 2011 (in thousands):

	30 - 89	Greater than				Loans > 90
	Days	90 days	Total		Total	days and
	Past Due	Past Due	Past Due	Current	Loans	accruing

Commercial	$11	$40	$51	$40,703	$40,754	$—
Commercial real estate:
Construction	27	901	928	111,918	112,846	—
Other	202	1,517	1,719	342,046	343,765	—
Residential real estate	16	967	983	25,527	26,510	—
Consumer	228	307	535	21,744	22,279	—

Total	$484	$3,732	$4,216	$541,938	$546,154	$—

The following table presents an analysis of past due loans covered by loss sharing, segregated by class of loans, as of June 30, 2011 (in thousands):

	30 - 89	Greater than				Loans > 90
	days	90 days	Total		Total	days and
	past due	past due	past due	Current	loans	accruing

Commercial	$490	$10,787	$11,277	$38,000	$49,277	$—
Commercial real estate:
Construction	5,602	128,356	133,958	68,462	202,420	—
Other	16,825	70,137	86,962	273,198	360,160	—
Residential real estate	6,043	35,113	41,156	148,539	189,695	—
Consumer	192	1,779	1,971	10,838	12,809	—

Total	$29,152	$246,172	$275,324	$539,037	$814,361	$—

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

The following table presents an analysis of past due loans covered by loss sharing, segregated by class of loans, as of December 31, 2010 (in thousands):

	30 - 89	Greater than				Loans > 90
	days	90 days	Total		Total	days and
	past due	past due	past due	Current	loans	accruing
Commercial	$913	$14,914	$15,827	$71,763	$87,590	$—
Commercial real estate:
Construction	18,284	125,733	144,017	120,841	264,858	—
Other	16,021	63,436	79,457	293,318	372,775	—
Residential real estate	7,532	29,678	37,210	154,234	191,444	—
Consumer	476	2,384	2,860	15,440	18,300	—

Total	$43,226	$236,145	$279,371	$655,596	$934,967	$—

Asset Quality Grades:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company utilizes risk-grading guidelines to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  A description of the general characteristics of the eight risk grades is as follows:

Pass (Grade 1-4) - Pass graded loans are considered the highest quality as they do not display any of the characteristics for adverse classification.  These relationships demonstrate a strong primary and secondary cash flow capacity to retire long-term debt that is unquestioned.  They produce profits and ratios that are well above industry guidelines.  These relationships will also exhibit a high percentage of liquid assets with substantial working capital to satisfy current obligations.

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

Substandard (Grade 7) - Loans graded substandard have well-defined weaknesses and represent significant problem accounts.  Loss potential, while existing in the aggregate amount of substandard credits does not have to exist in individual credits classified substandard.  Loss potential could exist if the deficiencies causing the substandard rating are not corrected. These loans should be handled with extreme care to protect the position of the bank. Legal action may not yet be appropriate, but the officer should prepare primary and contingency plans to either secure an upgrade for the credit, or exit the credit from the bank.  Such loans are typically inadequately protected by net worth, paying capacity (debt service coverage < 1:1), collateral adequacy, liquidity, or character or ability of the borrower or its management. These credits are typically in ‘default’ via one or more provisions of the repayment schedule, the note or loan agreement. All non-accrual loans and bankruptcies carry a minimum rating of substandard. Loans 60 days past due should also be rated substandard.

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

The following table presents the risk grades of the loan portfolio not covered by loss sharing agreements, segregated by class of loans, as of June 30, 2011 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total
Pass	$39,828	$81,353	$324,992	$23,641	$21,402	$491,216
Watch	667	30,175	14,431	1,632	513	47,418
OAEM	159	—	193	207	28	587
Substandard	100	1,318	4,130	1,030	274	6,852
Doubtful	—	—	19	—	62	81

Total	$40,754	$112,846	$343,765	$26,510	$22,279	$546,154

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of June 30, 2011 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total
Pass	$21,326	$43,466	$161,782	$118,638	$5,049	$350,261
Watch	4,512	1,135	45,625	8,360	804	60,436
OAEM	5,681	2,180	26,035	10,963	123	44,982
Substandard	13,344	153,393	125,283	49,634	6,471	348,125
Doubtful	4,414	2,246	1,435	2,100	362	10,557

Total	$49,277	$202,420	$360,160	$189,695	$12,809	$814,361

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

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total

Pass	$46,432	$77,266	$149,682	$106,936	$8,414	$388,730
Watch	6,442	3,229	51,720	9,860	1,096	72,347
OAEM	8,479	5,760	27,924	10,464	296	52,923
Substandard	20,654	158,786	132,490	54,783	7,621	374,334
Doubtful	5,583	19,817	10,959	9,401	873	46,633

Total	$87,590	$264,858	$372,775	$191,444	$18,300	$934,967

(5) Other Real Estate Owned

The following is a summary of transactions in the Company’s other real estate owned (in thousands):

	Six months ended June 30,
	2011	2010
Non-covered other real estate
Balance, at beginning of year	$75	$120
Other real estate acquired through foreclosure of loans receivable	738	—
Other real estate sold	—	(45)
Write down of other real estate	(75)	—

Balance, end of period	$738	$75

	Six months ended June 30,
	2011	2010
Covered other real estate
Balance, at beginning of year	$155,981	$141,690
Other real estate acquired through foreclosure of loans receivable	27,392	84,889
Other real estate sold	(41,414)	(54,232)
Write down of other real estate	(39,137)	(5,923)

Balance, end of period	$102,822	$166,424

(6) Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Six months ended June 30,
	2011	2010
Net Income	$16,813	$21,293
Denominator:
Weighted average common shares outstanding	31,611	31,541
Equivalent shares issuable upon Exercise of stock warrants	1,109	287
Diluted Shares	32,720	31,828

Net Income per share:
Basic	$0.53	$0.68
Diluted	$0.51	$0.67

(7) Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap contracts in connection with its hedging of specific fixed rate loans made to customers.

During the second quarter of 2011, the Company entered into four interest rate swaps totaling $13.0 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments.  As structured, the pay-fixed, receive-variable swaps are evaluated as fair value hedges and are considered highly effective.  As highly effective hedges, all fair value designated hedges and the underlying hedged instrument are recorded on the balance sheet at fair value with the periodic changes of the fair value reported in the Consolidated Statements of Income.

For the three months ended June 30, 2011, the interest rate swaps designated as fair value hedges resulted in increased interest expense of $19,000 on the loans receivable that would have otherwise been recognized as interest income for the assets.  The fair value of the swaps at June 30, 2011 was recorded on the Consolidated Statements of Financial Condition as a liability in the amount of $15,000.

Net losses, after tax, on the fair value swaps were $9,000 at June 30, 2011.

The table below provides information on the carrying value of derivative instruments (in thousands):

	June 30, 2011			December 31, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts —loans receivable	$25	$(40)	$(15)	$—	$—	$—

The following table provides data about the amount of gains and losses related to the derivative instruments designated as hedges included in Other Noninterest Income on the Company’s Consolidated Statements of Income (in thousands):

	Loss, net of tax recognized in income
	Six months ended June 30,
	2011	2010
Derivatives designated as hedging instruments:
Interest rate swap contracts —loans receivable	$9	$—

(8) Fair Value

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

(e)                      Federal Home Loan Bank Stock

FHLB stock is carried at a cost that approximates fair value as there is no ready market for such investments.

(f)      FDIC Receivable for Loss Sharing Agreements

The Company’s FDIC receivable for loss sharing agreements approximates fair value.

(g)     Deposits

The fair value of deposits with no stated maturity, such as noninterest—bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of June 30, 2011. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

(h)     Securities Sold Under Agreements to Repurchase and Notes Payable

The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.  The notes payable is variable rate subordinated debt for which the performance is based on the underlying note receivable and adjusts accordingly.

(i)      Commitments and Contingencies

The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

(j)      Derivative Instruments and Hedging Activities

Derivatives are recorded at fair value using pricing models with similar characteristics.  Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral, if necessary, are offset and presented net in accordance with accounting principles which allow the offsetting of amounts relating to certain contracts.

(k)     Other Real Estate Owned

The fair value of other real estate owned is determined when the asset is transferred to foreclosed assets.  The assets are carried at the lower of the carrying value or fair value.  Fair value is based on appraised values of the collateral or management’s estimation of the value of the collateral.  When the value is based on observable market prices such as an appraisal, the asset is recorded in Level 2 hierarchy.  When an appraised value is not available or management determines the fair value of the collateral is further impaired, the asset is recorded as a nonrecurring Level 3 hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

U.S. Government agencies	$—	$93,403	$—
State and political subdivisions	—	10,475	—
Residential mortgage-backed securities-agency	—	36,428	—
Residential mortgage-backed securities-private	—	99,271	—
Collateralized-mortgage obligations	—	109,450	—
Corporate securities	—	360	—
Derivative instruments-swap liability, net	—	15	—
Total recurring assets at fair value	$—	$349,402	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Assets
Impaired Loans
Covered by loss sharing agreements	$—	—	$—
Not covered by loss sharing agreements	—	—	3,083
Total Impaired Loans	—	—	3,083
Other Real Estate
Covered by loss sharing agreements	—	—	102,822
Not covered by loss sharing agreements	—	—	738
Total Other Real Estate	$—	$—	$103,560

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

The fair carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$372,490	$372,490	$386,489	$386,489
Investment securities available for sale	349,387	349,387	405,581	405,581
Federal Home Loan Bank of Atlanta stock	10,604	10,604	14,593	14,593
Mortgage loans held for sale	2,516	2,516	3,542	3,542
Loans, net	1,353,601	1,450,673	1,272,465	1,275,479
FDIC receivable for loss sharing agreements	468,361	541,837	494,428	494,428
Derivative instruments	25	25	—	—
Accrued interest receivable	13,650	13,650	8,594	8,594

Liabilities
Deposits	2,359,430	2,362,424	2,421,926	2,429,608
Short-term borrowings	4,831	4,831	5,246	5,246
Notes payable	2,546	2,546	—	—
Derivative instruments	40	40	—	—
Accrued interest payable	4,480	4,480	4,850	4,850

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion describes our results of operations for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 and also analyzes our financial condition as of June 30, 2011 as compared to December 31, 2010.  This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2010 Annual Report on Form 10-K.

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

As a result of the private offering and our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank operating 21 full service branches throughout middle Georgia and metropolitan Atlanta.  We now offer a variety of community banking services to individuals and businesses within our middle Georgia and metropolitan Atlanta markets.  Our product line includes loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products.  We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.  As of June 30, 2011, our total assets were approximately $2.8 billion, our total loans receivable were approximately $1.4 billion, our total deposits were approximately $2.4 billion and our total shareholders’ equity was approximately $374.6 million.

Financial Summary

The following table provides unaudited selected financial data for the periods presented.  You should read this data in conjunction with the consolidated financial statements and the notes to them and the information contained in this Item 2.   The notes to this table are on the following page.

	2011		2010			For Six Months Ended June 30,
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2011	2010

Results of Operations:
Interest income	$37,081	$34,798	$46,691	$40,730	$39,785	$71,879	$80,822
Interest expense	6,457	7,118	8,582	9,899	10,079	13,575	18,760
Net interest income	30,624	27,680	38,109	30,831	29,706	58,304	62,062
Provision for loan losses	2,044	961	2,108	655	695	3,005	1,192
Noninterest income	8,166	8,369	12,959	8,297	5,522	16,535	12,251
Noninterest expense	23,425	21,744	27,317	21,272	19,120	45,169	39,107
Income before income taxes	13,321	13,344	21,643	17,201	15,413	26,665	34,014
Income taxes	4,739	5,113	8,152	6,439	5,839	9,852	12,721
Net income	$8,582	$8,231	$13,491	$10,762	$9,574	$16,813	21,293

Selected Average Balances:
Total assets	2,720,112	2,721,010	2,786,613	2,665,011	2,561,117	2,724,972	2,724,972
Investment securities	383,944	413,940	425,218	432,852	387,216	398,859	361,333
Loans	1,324,500	1,288,326	1,206,687	1,144,379	1,109,008	1,309,809	1,122,898
Interest-earning assets	2,049,410	1,985,718	2,039,635	1,877,410	1,768,784	2,020,645	2,020,645
Total deposits	2,306,533	2,317,501	2,395,992	2,305,592	2,205,599	2,311,987	2,171,276
Interest-bearing liabilities	2,070,772	2,092,788	2,187,178	2,098,331	2,027,727	2,081,719	1,999,077
Shareholders’ equity	371,139	364,474	350,487	338,204	328,467	367,850	322,894

Per Common Share Data:
Basic earnings	$0.27	$0.26	$0.43	$0.34	$0.30	$0.53	$0.68
Diluted earnings	0.26	0.25	0.41	0.34	0.30	0.51	0.67
Tangible book value	$11.57	$11.34	$11.08	$10.68	$10.29	$11.57	10.29
Weighted average shares outstanding:
Basic	31,611	31,611	31,611	31,541	31,541	31,611	31,541
Diluted	32,718	32,623	32,535	31,828	31,828	32,720	31,828

	2011		2010			For Six Months Ended June 30,
(dollars in thousands,	Second	First	Fourth	Third	Second
except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter	2011	2010

Performance Ratios:
Return on average assets	1.27%	1.23%	1.92%	1.60%	1.50%	1.24%	1.70%
Return on average equity	9.27%	9.16%	15.27%	12.62%	11.69%	9.22%	13.30%
Net interest margin(1)(2)	6.00%	5.68%	7.41%	6.52%	6.74%	5.83%	7.29%
Interest rate spread(3)	6.02%	5.75%	7.53%	6.74%	7.04%	5.86%	7.60%
Efficiency ratio(4)	60.39%	60.32%	53.49%	54.37%	54.28%	60.36%	52.62%

Capital Ratios:
Average equity to average assets	13.64%	13.39%	12.58%	12.69%	12.83%	13.50%	12.80%
Leverage ratio	13.44%	13.16%	12.77%	11.24%	12.63%	13.44%	12.63%
Tier 1 risk-based capital ratio(5)	34.68%	39.24%	43.56%	47.65%	57.35%	34.67%	57.35%
Total risk-based capital ratio(5)	35.34%	39.93%	44.23%	48.13%	58.00%	35.34%	58.00%

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

On the date of acquisition all loans acquired are assigned a fair value based on the present value of projected future cash flows. An accretable discount is determined based on the timing of the projected cash flows and is taken into income over the projected life of the loans. Such accretion is included in interest income.  Expected cash flows are re-estimated at each reporting date.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted the accretable discount, which will have a positive effect on interest income.

Because we record loans acquired in connection with FDIC-assisted acquisitions at fair value, we record no allowance for loan losses related to the acquired covered loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk.

FDIC Receivable for Loss Share Agreements

The majority of our loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us between 80% and 95% of all losses as well as certain expenses incurred in connection with those assets.  We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.  We discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The loss share agreements also include a provision whereby if our losses do not exceed a calculated threshold, we are obligated to compensate the FDIC.  This is referred to as a clawback liability and, if applicable, is paid at the end of ten years. The formula for the clawback liability varies from transaction-to-transaction and will be calculated using the formula provided in the individual loss share agreements and will not be consolidated into one calculation.

The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets.   We will review and update the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows.  The FDIC receivable will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

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

(6)           additional risks resulting from the level of speculative real estate loans in the portfolio; and

(7)  seasoning of the loan portfolio.

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

Results of Operations

General

We reported net income of $8.6 million for the three months ended June 30, 2011, compared to $9.6 million for the three months ended June 30, 2010.  Earnings per share on a diluted basis were $0.26 for the three months ended June 30, 2011, compared to $0.30 for the three months ended June 30, 2010.   We reported net income of $16.8 million for the six months ended June 30, 2011, compared to $21.3 million for the six months ended June 30, 2010.  Earnings per share on a diluted basis were $0.51 for the six months ended June 30, 2011, compared to $0.67 for the six months ended June 30, 2010.  The accretion on covered loans under our loss share agreements with the FDIC has significantly affected our earnings for 2010 and the first six months of 2011.

We expect that over the next two to three years, as we manage the disposition of our covered loans and other real estate assets acquired from the FDIC, a significant portion of our earnings will result from the accretion of fair value discounts on our covered loan portfolio.  During this period, as we dispose of our covered loans, we also plan to grow our balance sheet by replacing our covered loans and the related accretion on the accretable discount with new performing loans and related interest income.  At June 30, 2011, our non-covered loans totaled $546.2 million, or 40.4% of our total loan portfolio, compared to $153.6 million, or 13.6% of our total loan portfolio at June 30, 2010.

Net Interest Income

Our earnings depend to a large extent on net interest income, which is the excess of the interest income recognized on interest earning assets (such as loans and investment securities), as well as any accretion of fair value discounts on our covered loans, over the interest expense incurred on interest bearing liabilities such as deposits and borrowings.  Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned and paid on them.  Net interest income is a function of our balances of interest-earning assets and interest-bearing liabilities and the effect of market rates of interest as influenced by the Federal Reserve’s monetary policy.  Following our acquisitions, the accretion of fair value discounts on covered loans under our loss share agreements with the FDIC has significantly affected our net interest income, and we expect this to continue for the immediate future.

Three months ended June 30, 2011 and 2010.  Our net interest income was $30.6 million for the three months ended June 30, 2011.  Our net interest rate spread, which is the yield on interest earning assets, including the accretion on our covered loans, minus the cost of interest bearing liabilities, was 6.02% for the three months ended June 30, 2011, while our net interest margin, which is net interest income divided by average interest earnings assets, was 6.00%.  Our net interest income was $29.7 million for the three months ended June 30, 2010.  Our net interest rate spread was 7.04% for the three months ended June 30, 2010, while our net interest margin was 6.74%.

Our interest income was $37.1 million for the three months ended June 30, 2011, which included interest and fees earned on loans of $9.2 million and accretion income on our covered loans of $25.1 million.  Our interest income was $39.8 million for the three months ended June 30, 2010, which included interest and fees earned on loans of $2.8 million and accretion income on our covered loans of $34.6 million.  The continuing accretion income resulting from acquired loans will likely contribute to volatility in net interest income in future periods based on periodic review of expected cash flows on loans covered by loss share agreements with the FDIC.

Interest expense was $6.5 million for the three months ended June 30, 2011, compared to $10.1 million for the three months ended June 30, 2010, and was comprised almost entirely of interest paid on deposit accounts of $6.4 million for the 2011 period and $10.0 million for the 2010 period.  The average balance of interest bearing deposit accounts was $2.1 billion, or 99.8% of total interest bearing liabilities for the three months ended June 30, 2011, compared to $2.0 billion, or 99.6% of total interest bearing liabilities for the three months ended June 30, 2010.  Interest rates on deposit accounts have continued to decline as the Company manages its deposit mix and liquidity requirements.

Six months ended June 30, 2011 and 2010.  Our net interest income was $58.3 million for the six months ended June 30, 2011.  Our net interest rate spread, which is the yield on interest earning assets, including accretion income on our covered loans, minus the cost of interest bearing liabilities, was 5.86% for the six months ended June 30, 2011, while our net interest margin, which is net interest income divided by average interest earnings assets, was 5.83%.  Our net interest income was $62.1 million for the six months ended June 30, 2010.  Our net interest rate spread was 7.60% for the six months ended June 30, 2010, while our net interest margin was 7.29%.

Our interest income was $71.9 million for the six months ended June 30, 2011, which included interest and fees earned on loans of $15.9 million and accretion income on our covered loans of $50.6 million.  Our interest income was $80.8 million for the six months ended June 30, 2010, which included interest and fees earned on loans of $4.4 and accretion income on our covered loans of $72.1 million.  The continuing accretion income resulting from acquired loans will likely contribute to volatility in net interest income in future periods based on periodic review of expected cash flows on loans covered by loss share agreements with the FDIC.

Interest expense was $13.6 million for the six months ended June 30, 2011, compared to $18.8 million for the six months ended June 30, 2010, and was comprised almost entirely of interest paid on deposit accounts of $13.4 million for the 2011 period and $18.7 million for the 2010 period.  The average balance of interest bearing deposit accounts was $2.1 billion, or 99.7% of total interest bearing liabilities for the six months ended June 30, 2011, compared to $2.0 billion, or 99.6% of total interest bearing liabilities for the six months ended June 30, 2010.  Interest rates on deposit accounts have continued to decline as the Company manages its deposit mix and liquidity requirements.

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

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)

Assets:
Interest earning balances	$340,966	$183	0.22%	$272,560	$183	0.27%
Taxable investment securities	373,404	2,482	2.67%	384,232	2,098	2.19%
Non-taxable investment securities, tax-equivalent basis (2)	10,540	159	6.04%	2,984	48	6.48%
Covered loans receivable(3)	825,879	25,139	12.21%	939,723	34,605	14.77%
Noncovered loans receivable(3)	498,621	9,174	7.38%	169,285	2,868	6.80%
Total earning assets	2,049,410	37,137	7.27%	1,768,784	39,802	9.03%
Total nonearning assets	670,702			792,333
Total assets	$2,720,112			$2,561,117

Liabilities:
Interest-bearing liabilities:
Interest bearing transaction accounts	$235,218	$150	0.26%	$220,928	$500	0.91%
Savings & money market	1,301,519	3,322	1.02%	1,031,827	5,525	2.15%
Time deposits less than $100,000	294,247	1,621	2.21%	412,038	2,335	2.27%
Time deposits greater than $100,000	234,893	1,301	2.22%	355,500	1,710	1.93%
Advances from FHLB	—	—	0.00%	—	—	0.00%
Notes payable	2,550	62	9.81%	—	—	0.00%
Repurchase agreements and federal funds sold	2,345	1	0.21%	7,434	9	0.51%
Total interest-bearing liabilities	$2,070,772	$6,457	1.25%	$2,027,727	$10,079	1.99%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	240,655			185,306
Other liabilities	37,546			19,617
Shareholders’ equity	371,139			328,467

Total liabilities and shareholders’ equity	$2,720,112			$2,561,117
Net interest income		$30,680			$29,723
Net interest spread			6.02%			7.04%
Net interest margin			6.00%			6.74%

(1)           Annualized for the applicable period.

(2)           Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above amounts to $56,000 for 2011 and $17,000 for 2010.

(3)           Includes nonaccruing loans.

The following table shows our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated.  We derive these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We have derived average balances from the daily balances throughout the periods indicated.

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)

Assets:
Interest earning balances	$311,977	$380	0.25%	$234,266	$291	0.25%
Taxable investment securities	388,443	4,760	2.47%	358,256	3,981	2.24%
Non-taxable investment securities, tax-equivalent basis (2)	10,416	316	6.13%	3,077	100	6.58%
Covered loans receivable(3)	851,844	50,621	11.98%	987,624	72,084	14.72%
Noncovered loans receivable(3)	457,965	15,913	7.01%	135,274	4,404	6.56%
Total earning assets	2,020,645	71,990	7.18%	1,718,497	80,860	9.49%
Total nonearning assets	704,327			804,166
Total assets	$2,724,972			$2,522,663

Liabilities:
Interest-bearing liabilities:
Interest bearing transaction accounts	$239,822	$335	0.28%	$230,303	$1,060	0.93%
Savings & money market	1,284,506	7,001	1.10%	941,528	9,837	2.11%
Time deposits less than $100,000	309,727	3,400	2.21%	444,314	4,143	1.86%
Time deposits greater than $100,000	242,084	2,691	2.24%	374,598	3,698	1.97%
Advances from FHLB	—	—	0.00%	81	—	0.30%
Notes payable	2,623	134	10.29%	—
Repurchase agreements and federal funds sold	2,957	14	0.98%	8,253	22	0.53%
Total interest-bearing liabilities	$2,081,719	$13,575	1.32%	$1.999,077	$18,760	1.89%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	235,848			180.533
Other liabilities	39,555			20,159
Shareholders’ equity	367,850			322,894

Total liabilities and shareholders’ equity	$2,724,972			$2,522,663
Net interest income		$58,415			$62,100
Net interest spread			5.86%			7.60%
Net interest margin			5.83%			7.29%

(1)          Annualized for the applicable period.

(2)          Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above amounts to $111,000 for 2011 and $38,000 for 2010.

(3)          Includes nonaccruing loans.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our non-covered loan portfolio, consisting of loans that are not covered by loss share agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review — Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

We do not maintain an allowance for loan loss for the covered loans in our loan portfolio that we acquired under the loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition.  We periodically evaluate the recorded investment on our covered loans and determine whether an additional provision for loan losses is necessary. To date there has been no significant deterioration in the loan portfolio covered by loss share agreements with the FDIC.  As of June 30, 2011, however, we recorded a $451,000 provision for loan loss expense and charged off loans as a result of our re-estimation of cash flows on covered loans.  An overall increase in the accretable discount was a result of quarterly changes in cash flows and related updates to acquisition date assumptions and methodologies.

Three months ended June 30, 2011 and 2010.  For the three months ended June 30, 2011, our provision for loan losses was $2.0 million, compared to $695,000 for the three months ended June 30, 2010.  The increase in the provision for loan losses in 2011 are primarily related to the non-covered loan growth.

Six months ended June 30, 2011 and 2010.  For the six months ended June 30, 2011, our provision for loan losses was $3.0 million, compared to $1.2 million for the six months ended June 30, 2010.  Our allowance for loan losses was approximately $6.9 million for the period ended June 30, 2011 and $3.6 million for the period ended June 30, 2010.  Our allowance for loan losses as a percentage of gross non-covered loans was 1.27% at June 30, 2011, compared to 2.37% at June 30, 2010.  The decrease in the allowance for loan losses as a percentage of gross non-covered loans was a result of specific charge off activity in the loan portfolio.  At June 30, 2011, our non-covered loans totaled $546.2 million, or 40.4% of our total loan portfolio, compared to $153.6 million, or 13.6% of our total loan portfolio at June 30, 2010.

We review our loss experience on our covered loan portfolio periodically and compare our actual losses to estimated losses.  If our actual losses exceed the estimated losses, we will record a provision for loan losses adjustment charged as an expense on our statement of income.  In that event, due to the FDIC loss share agreements, we would only expense between 5% and 20% of the estimated loss, depending upon the applicable acquisition and loss share agreement to which the loss is related.  During the three months ended June 30, 2011, we recorded a provision for loan loss expense of $451,000 as a result of estimated cash flows less than the original estimates on those loans covered by loss share agreements with the FDIC.

Noninterest Income

Three months ended June 30, 2011 and 2010.  Noninterest income totaled $8.2 million for the three months ended June 30, 2011, compared to $5.5 million for the three months ended June 30, 2010.  The accretion of the FDIC receivable of $3.7 million comprised 45.6% of our noninterest income for the three months ended June 30, 2011, compared to $2.8 million, or 50.7% of our noninterest income for the three months ended June 30, 2010.  The increase in the accretion income of the FDIC receivable is due to changes in assumptions during periodic evaluations of expected cash flows on loans covered by loss share agreements with the FDIC.  Service charges on deposits of $1.4 million comprised 17.6% of our noninterest income for the three months ended June 30, 2011, compared to $1.7 million, or 29.9% of our noninterest income, for the three months ended June 30, 2010.  These service charges are primarily from fees related to insufficient funds checks and the Bank’s overdraft protection service.  These service charges decreased for the three months ended June 30, 2011, due to new regulatory imposed changes which impacted consumer participation in the Bank’s overdraft protection service.  Gain on Federal Home Loan Bank (FHLB) stock redemptions of $1.1 million comprised 13.9% of our noninterest income for the three months ended June 30, 2011.  There were no gains on FHLB stock redemptions for the three months ended June 30, 2010.  The gains on FHLB stock redemptions resulted from discounts taken on acquired FHLB stock that was later redeemed at the full cost basis.  ATM income of $541,000 comprised 6.6% of our noninterest income for the three months ended June 30, 2011, compared to $516,000, or 9.3% of our noninterest income for the three months ended June 30, 2010.

Six months ended June 30, 2011 and 2010.  Noninterest income totaled $16.5 million for the six months ended June 30, 2011, compared to $12.3 million for the six months ended June 30, 2010.  The accretion of the FDIC receivable of $8.7 million comprised 52.6% of our noninterest income for the six months ended June 30, 2011, compared to $6.9 million, or 56.4% of our noninterest income for the six months ended June 30, 2010.  The increase in the accretion income of the FDIC receivable is due to changes in assumptions during periodic evaluations of expected cash flows on loans covered by loss share agreements with the FDIC.  Service charges on deposits of $2.8 million comprised 17.2% of our noninterest income for the six months ended June 30, 2011, compared to $3.3 million, or 26.9% of our noninterest income, for the six months ended June 30, 2010.  These service charges are primarily from fees related to insufficient funds checks and the Bank’s overdraft protection service.  These service charges decreased for the six months ended June 30, 2011 due to new regulatory imposed changes which impacted consumer participation in the Bank’s overdraft protection service.  Gain on FHLB stock redemptions of $1.1 million comprised 6.8% of our noninterest income for the six months ended June 30, 2011.  There were no gains on FHLB stock redemptions for the six months ended June 30, 2010.  The gains on FHLB stock redemptions resulted from discounts taken on acquired FHLB stock that was later redeemed at the full cost basis.  ATM income of $1.0 million comprised 6.2% of our noninterest income for the six months ended June 30, 2011, compared to $967,000, or 7.9% of our noninterest income for the six months ended June 30, 2010.

Noninterest Expense

Three months ended June 30, 2011 and 2010.  Noninterest expense totaled $23.4 million for the three months ended June 30, 2011.  Salaries and employee benefits were our most significant expense totaling $11.9 million, or 50.8% of noninterest expense for the three months ended June 30, 2011.  Noninterest expense totaled $19.1 million for the three months ended June 30, 2010.  Salaries and employee benefits were our most significant expense totaling $9.8 million, or 51.2% of noninterest expense for the 2010 period.  We currently have higher than peer average expenses as a result of expenses associated with (a) the operation of our Special Assets Division, which services the problem assets acquired under the loss share agreements with the FDIC, (b) our Regulatory Relations Department, which manages our compliance with the FDIC loss share agreements, and (c) legal and professional fees related to our acquisitions of failed bank assets.

Federal deposit insurance premiums and fees were $1.2 million, or 5.2% of noninterest expense for the three months ended June 30, 2011, compared to $1.4 million, or 7.1% of noninterest expense, for the 2010 period.  The change in deposit insurance premiums is a result of a change in the calculation of the assessment from deposits to assets and rate changes implemented by the FDIC.  Occupancy and equipment expenses were $2.2 million, or 9.3% of noninterest expense for the three months ended June 30, 2011, compared to $2.0 million, or 10.3% of noninterest expense for the 2010 period.  During the first half of 2010, we leased each of the acquired branch locations from our 2009 acquisitions from the FDIC.  As a result, our occupancy and equipment expenses include very little depreciation expense but a significant amount of leasing expense.  The settlement with the FDIC on the 2009 acquisitions occurred in the third quarter of 2010, when we purchased the acquired branch locations for $21.9 million from the FDIC.  We have now begun depreciating the acquired assets.

Legal and professional expenses were $1.6 million, or 6.7% of noninterest expense for the three months ended June 30, 2011, comprised of $628,000 in legal fees, $404,000 in accounting and audit fees and $543,000 of consulting and other professional fees.  Legal and professional expenses were $1.0 million, or 5.3% of noninterest expense for the three months ended June 30, 2010, comprised of $462,000 in legal fees, $292,000 in accounting and audit fees and $252,000 of consulting and other professional fees.  In addition, the Company engaged a consulting company during 2011 to implement a sophisticated cash flow projection model as a tool in calculating fair values and future cash flows on the covered loans acquired in the FDIC-assisted acquisitions.  Our resolution efforts with respect to our covered assets and our acquisition activity have resulted in increased legal and professional expenses.  Moreover, following the effective date of our registration statement on Form 10 on December 28, 2010, we are now obligated to file various reports required by the Exchange Act, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K.  As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before we became a reporting company.

Net costs of operations of other real estate owned were $2.6 million, or 11.2% of noninterest expense, for the three months ended June 30, 2011.  These costs include losses on sales of other real estate of $1.5 million and expenses related to the management and collection of other real estate of $1.1 million.   Net costs of operations of other real estate owned were

$2.2 million, or 11.6% of noninterest expense, for the 2010 period.  These costs include losses on sales of other real estate of $1.0 million and expenses related to the management and collection of other real estate of $1.2 million.  Under the loss share agreements, we record a portion of these losses and expenses in our statements of income (generally 20%) and we record the remaining 80% to the FDIC receivable. The volume of foreclosed real estate has been higher in the 2011 period as expected.

Six months ended June 30, 2011 and 2010.  Noninterest expense totaled $45.2 million for the six months ended June 30, 2011.  Salaries and employee benefits were our most significant expense totaling $23.6 million, or 52.2% of noninterest expense for the six months ended June 30, 2011.  Noninterest expense totaled $39.1 million for the six months ended June 30, 2010.  Salaries and employee benefits were our most significant expense totaling $20.8 million, or 53.1% of noninterest expense for the 2010 period.  We currently have higher than peer average expenses as a result of expenses associated with (a) the operation of our Special Assets Division, which services the problem assets acquired under the loss share agreements with the FDIC, and (b) our Regulatory Relations Department, which manages our compliance with the FDIC loss share agreements.

Federal deposit insurance premiums and fees were $1.9 million, or 4.1% of noninterest expense for the six months ended June 30, 2011, compared to $2.5 million, or 6.4% of noninterest expense, for the 2010 period.  The change in deposit insurance premiums is a result of a change in the calculation of the assessment from deposits to assets and rate changes implemented by the FDIC.  Occupancy and equipment expenses were $4.3 million, or 9.5% of noninterest expense for the six months ended June 30, 2011, compared to $4.1 million, or 10.5% of noninterest expense for the 2010 period.  During the first half of 2010, we leased each of the acquired branch locations from our 2009 acquisitions from the FDIC.  As a result, our occupancy and equipment expenses include very little depreciation expense but a significant amount of leasing expense.  The settlement with the FDIC on the 2009 acquisitions occurred in the third quarter of 2010, when we purchased the acquired branch locations for $21.9 million from the FDIC.  We have now begun depreciating the acquired assets.

Legal and professional expenses were $3.4 million, or 7.6% of noninterest expense for the six months ended June 30, 2011, comprised of $904,000 in legal fees, $772,000 in accounting and audit fees and $1.7 million of consulting and other professional fees.  Legal and professional expenses were $1.6 million, or 4.1% of noninterest expense for the six months ended June 30, 2010, comprised of $599,000 in legal fees, $514,000 in accounting and audit fees and $474,000 of consulting and other professional fees.  In addition, the Company engaged a consulting company during 2011 to implement a sophisticated cash flow projection model as a tool in calculating fair values and future cash flows on the covered loans acquired in the FDIC-assisted acquisitions.  Our resolution efforts with respect to our covered assets and our acquisition activity in 2009 and 2010 have resulted in increased legal and professional expenses.  Moreover, following the effective date of our registration statement on Form 10 on December 28, 2010, we are now obligated to file various reports required by the Exchange Act, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K.  As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before we became a reporting company.

Net costs of operations of other real estate owned were $4.7 million, or 10.3% of noninterest expense, for the six months ended June 30, 2011.  These costs include losses on sales of other real estate of $2.6 million and expenses related to the management and collection of other real estate of $2.1 million.   Net costs of operations of other real estate owned were $4.8 million, or 12.2% of noninterest expense, for the 2010 period.  These costs include losses on sales of other real estate of $2.5 million and expenses related to the management and collection of other real estate of $2.3 million.  Under the loss share agreements, we record a portion of these losses and expenses in our statements of income (generally 20%) and we record the remaining 80% to the FDIC receivable.

Balance Sheet Review

General

At June 30, 2011, we had total assets of $2.8 billion, consisting principally of $1.4 billion in loans net of deferred fees and costs and the allowance for loan loss, $349.4 million in investment securities, $468.4 million in the FDIC receivable, $103.6 million in other real estate owned and $372.5 million in cash and cash equivalents.  Our liabilities at June 30, 2011 totaled $2.4 billion, consisting principally of $2.4 billion in deposits.  At June 30, 2011, our shareholders’ equity was $374.6 million.

Investments

Our investment portfolio serves as a source of liquidity and earnings and is also used to manage interest rate risk.  At June 30, 2011, the $349.4 million in our available-for-sale investment securities portfolio represented  approximately 12.6% of our total assets compared to $405.6 million, or 14.3% of total assets, at December 31, 2010.  We anticipate maintaining an investment portfolio to provide both increased earnings and liquidity.

Our investment portfolio primarily consists of U.S. government agency securities and agency mortgage-backed securities.  As of June 30, 2011, $145.9 million, or 41.8%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $169.6 million, or 41.8%, as of December 31, 2010.  As of June 30, 2011, $99.3 million, or 28.4% of our available-for-sale securities, were invested in non-agency mortgage-backed securities, compared to $61.0 million, or 15.0% as of December 31, 2010.  We purchased these non-agency mortgage-backed securities at significant market discounts compared to par value.

Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by “quasi-federal” agencies such as Fannie Mae and Freddie Mac.  These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies.  Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so.  Other agency mortgage-backed securities are issued by Ginnie Mae, which is a federal agency, and are guaranteed by the U.S. government.  As of June 30, 2011, $93.4 million, or 26.7%, of our available-for-sale securities were invested in U.S. government securities, compared to $163.7 million, or 40.4%, as of December 31, 2010.

Following is a summary of our available for sale investment portfolio for the periods presented.

	June 30, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government-sponsored enterprises	$92,658	$93,403	$163,002	$163,681
Residential mortgage-backed securities — agency	35,287	36,428	40,892	41,673
Residential mortgage-backed securities — private	102,224	99,271	61,504	61,025
Collateralized mortgage obligations non-amortizing	106,928	109,450	125,146	127,955
State, county and municipals	10,322	10,475	9,490	9,555
Other investments	360	360	1,525	1,692
Total	$347,779	$349,387	$401,559	$405,581

The following table shows contractual maturities and yields on our investments at June 30, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Government- sponsored enterprises		Mortgage-backed securities		State, county and municipals		Other investments
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$70,758	0.48%	$—	—	$2,103	0.70%	$—	—
After one year through five years	14,029	0.95%	193	2.24%	1,550	1.96%	360	17.04%
After five years through10 years	5,506	3.68%	1,535	2.22%	667	5.95%	—	—
After 10 years	3,110	4.00%	243,421	3.27%	6,155	7.33%	—	—
Total	$93,403	0.84%	$245,149	3.27%	$10,475	5.09%	$360	17.04%

Loans

Loans receivable constitute our largest interest-earning asset.  Total loans outstanding at June 30, 2011 and December 31, 2010 were approximately $1.4 billion and $1.3 billion, respectively, after subtracting the allowance for loan losses and net unamortized loan origination fees.

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

We acquired the majority of our loans in our ten FDIC-assisted transactions.  As a result, the current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future.  We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

We have planned for and expect that the size of our covered loan portfolio will decrease as covered loans are collected, charged-off, or the underlying collateral is foreclosed and sold.  Our covered loans may increase in the future if we acquire more failed banks from the FDIC in transactions that include loss share agreements.  Our non-covered loans will increase as we originate and purchase well-underwritten loans.  Due to the current economic environment, covered loans may continue to decrease faster than non-covered loans increase, thereby resulting in a net decrease in loans receivable.

The following tables summarize the composition of our loan portfolio at the dates presented:

	June 30, 2011				December 31, 2010
(dollars in thousands)	Covered Loans	Non- Covered Loans	Total Amount	% of Total	Covered Loans	Non- Covered Loans	Total Amount	% of Total

Commercial
Commercial and industrial	$49,277	$40,754	$90,031	6.6%	$87,590	$38,919	$126,509	9.9%

Real Estate
Mortgage	189,695	26,510	216,205	15.9%	191,444	23,255	214,699	16.8%
Commercial	360,160	343,765	703,925	51.7%	372,775	196,243	569,018	44.5%
Construction	202,420	112,846	315,266	23.2%	264,858	70,543	335,401	26.2%
Total real estate	752,275	483,121	1,235,396	90.8%	829,077	290,041	1,119,118	87.5%

Consumer
Consumer	12,809	22,279	35,088	2.6%	18,300	13,889	32,189	2.6%

Total gross loans receivable, net of deferred fees	$814,361	$546,154	$1,360,515	100.0%	$934,967	$342,849	$1,277,816	100.0%

Less — allowance for loan losses	—	(6,914)	(6,914)		—	(5,351)	(5,351)
Total loans, net	$814,361	$539,240	$1,353,601		$934,967	$337,498	$1,272,465

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

The following summarizes the loan maturity distribution by type and related interest rate characteristics at June 30, 2011:

(in thousands)	One year or less	After one but within five years	After five years	Total

Commercial	$37,901	$39,199	$12,931	$90,031
Real estate	501,520	537,508	196,368	1,235,396
Consumer	4,611	30,108	369	35,088
Total gross loans	$544,032	$606,815	$209,668	$1,360,515

Gross loans maturing after one year with:
Fixed interest rates	$345,668
Floating or adjustable interest rates	470,815
Total loans	$816,483

FDIC Receivable for Loss Share Agreements

As of June 30, 2011, 59.9% of our outstanding principal balance of loans and 99.3% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses incurred in connection with those assets.  We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.  The FDIC receivable for loss share agreements was $468.4 million as of June 30, 2011 and $494.4 million as of December 31, 2010.  Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable for loss share agreements.  Conversely, if realized losses are less than acquisition date estimates, the FDIC receivable for loss share agreements will be reduced.  The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts and the disposition of non-performing assets.

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

To date, we have not made any measurement period adjustments based on facts and circumstances that existed as of the respective acquisition dates.  During the three months ended June 30, 2011, we recorded a $451,000 provision for loan loss expense and charge-off in loans covered by loss share agreements with the FDIC as a result of estimated cash flows less than the original estimates on these loans.

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

Periodically, we adjust the amount of the allowance based on changing circumstances.  We recognize loan losses to the allowance and add back subsequent recoveries.  In addition, on a quarterly basis we informally compare our allowance for loan losses to various peer institutions.  We recognize, however, that allowances will vary because financial institutions are unique in the make-up of their loan portfolios and customers, which necessarily creates different risk profiles for the institutions.  We would only consider further adjustments to our allowance for loan losses based on this peer review if our allowance was significantly different from our peer group.  To date, we have not made any such adjustment.  The allowance for loan loss is a significant estimate and may need to be increased in the future if there is deterioration in our loan portfolio greater than what is known and expected as of a point in time.

The following table summarizes the activity related to our allowance for loan losses related to our non-covered loans for the periods presented.

	Six months ended June 30,
(dollars in thousands)	2011	2010

Balance, at the beginning of period	$5,351	$2,524
Charge—offs:
Commercial and industrial	102	—
Commercial real estate-other	853	—
Commercial real estate — construction	23	68
Residential real estate	—	—
Consumer	99	3
Total charge-offs	$1,077	$71
Recoveries:
Commercial and industrial	—	—
Commercial real estate-other	2	—
Commercial real estate — construction	3	—
Residential real estate	—	—
Consumer	81	—
Total recoveries	$86	$—
Net charge-offs	991	71
Provision for loan losses	2,554	1,192
Balance, at end of period	$6,914	$3,645

Allowance for loan losses to non-covered loans receivable	1.27%	2.37%
Ratio of net charge-offs to loans outstanding	0.18%	0.01%

Allocation of Allowance for Loan Losses

The following tables present the allocation of the allowance for loan losses and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial
Commercial and industrial	$567	3.0%	$588	2.2%
Real Estate
Mortgage	305	1.9%	246	1.4%
Commercial	2,348	25.3%	1,803	10.6%
Construction	3,205	8.3%	2,252	3.9%
Total real estate	5,858	35.5%	4,301	15.9%
Consumer
Consumer	259	1.6%	223	0.8%
Nonspecific
Nonspecific	230	—	239	—
Total allowance for non-covered loans	6,914	40.1%	5,351	18.9%
Total allowance for covered loans	—	59.9%	—	81.1%
Total allowance for loan losses	$6,914	100.0%	$5,351	100.0%

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

Loans covered by loss share agreements with the FDIC are considered performing income earning assets that were originally recorded at fair market value based on the expected cash flows.   Management evaluates the cash flow projections periodically to determine if there is impairment. In the event of an impairment, loan loss expense is recorded.  Therefore, all covered loans are accreting income and considered performing loans.

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

We contract a third-party property valuation company to order, obtain and review the appraisals prepared by a pre-approved third-party appraiser.  We conduct this process independently from our loan production staff.  Due to the current economic conditions and the number of non-performing loans in our markets, there is often a 60 to 90 day period between the date we order an appraisal and the date we receive and review it.  Once the third-party property valuation company completes its review of the new appraisal, they provide it either to our Credit Administration Department (for non-covered loans) or the Special Assets Division (for covered loans).  For non-covered loans, we will record either a specific allowance or a charge-off against the allowance for loan losses if our review of the current appraisal or the new appraisal indicates a loss.  Subsequently, we will review our allowance and replenish it as required by our allowance for loan losses model.  For covered loans, an adjustment will be made to the recorded investment if our review of the current appraisal or new appraisal indicates an impairment.  The need for a provision for loan loss expense will be determined during our periodic evaluation of the expected cash flows on these loans, at which time all loan activity is evaluated.

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

The following tables set forth our non-performing assets for the periods presented.

	At June 30, 2011			At December 31, 2010
(dollars in thousands)	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total

Nonaccrual loans	$—	$3,478	$3,478	$—	$4,079	$4,079
Accruing loans 90 days or more past due	—	—	—	—	—	—
Troubled debt restructurings not included in above	—	—	—	—	—	—
Total non-performing loans	—	3,478	3,478	—	4,079	4,079
Other real estate owned	102,822	738	103,560	155,981	75	156,056
Total non-performing assets	$102,822	$4,216	$107,038	$155,981	$4,154	$160,135

Non-performing loans to total loans	0.00%	0.64%	0.26%	0.00%	1.19%	0.22%
Non-performing assets to total loans and other real estate owned	11.21%	0.77%	7.31%	9.21%	1.21%	7.86%

Non-performing assets, defined as nonaccrual loans, loans past due 90 days or more as to interest or principal and still accruing, trouble debt restructurings and other real estate owned, totaled $107.0 million, or 12.0% of total assets at June 30, 2011, compared to $160.1 million, or 10.4% of total assets at December 31, 2010.  Of the $107.0 million in non-performing assets at June 30, 2011, $102.8 million related to assets that are covered by loss share agreements with the FDIC.  Of the $160.1 million in non-performing assets at December 31, 2010, $156.0 million related to assets that are covered by loss share agreements with the FDIC.

Total non-performing covered assets accounted for 96.1% of total non-performing assets at June 30, 2011 and 97.4% of total non-performing assets at December 31, 2010.

At June 30, 2011, we had approximately $85.2 million in potential problem loans, compared to $86.5 million at December 31, 2010.  Potential problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.  At June 30, 2011 and December 31, 2010, substantially all of our potential problem loans were covered loans, with only $914,000 million in non-covered potential problem loans at June 30, 2011.

Deposits

Total deposits at June 30, 2011 were $2.4 billion and at December 31, 2010 were $2.4 billion.  At June 30, 2011, noninterest bearing accounts totaled $256.1 million, or 10.9% of total deposits, compared to $224.5 million, or 9.3% of total deposits at December 31, 2010.  Time deposits totaled $483.1 million, or 20.5% of interest bearing deposits at June 30, 2011, compared to $626.9 million, or 28.5% of interest bearing deposits at December 31, 2010.  Out of market brokered and wholesale time deposits totaled $18.6 million at June 30, 2011 and $51.3 million at December 31, 2010.  Money market and savings accounts totaled $1.3 billion, or 56.1% of interest bearing deposits, at June 30, 2011, compared to $1.3 billion, or 58.1% of interest bearing deposits, at December 31, 2010.

The following table shows the average balance amounts and the average rates paid on deposit we held for the periods presented.

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$235,848	0.00%	$199,592	0.00%
Interest bearing demand deposits	239,822	0.28%	239,795	0.71%
Savings and money market accounts	1,284,506	1.10%	1,064,404	1.86%
Time deposits less than $100,000	309,727	2.21%	414,005	2.00%
Time deposits greater than $100,000	242,084	2.24%	344,464	2.17%
Total deposits	$2,311,987	1.30%	$2,262,260	1.80%

The maturity distribution of our time deposits of $100,000 or more at June 30, 2011 was as follows:

(dollars in thousands)
Three months or less	$57,882
Over three through six months	42,595
Over six though twelve months	95,547
Over twelve months	28,982
Total	$225,006

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the three months ended June 30, 2011 and the year ended December 31, 2010, and the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts for each period and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
(dollars in thousands)	Balance	Rate	Balance	Balance	Rate
At or for the six months ended June 30, 2011:
Securities sold under agreement to repurchase	$4,831	0.20%	$5,371	$2,957	0.98%
Notes payable	2,546	8.66%	2,565	2,623	10.29%

At or for year ended December 31, 2010:
Securities sold under agreement to repurchase	$5,246	0.24%	$11,438	$6,135	0.44%

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns.  At June 30, 2011, we exceeded all minimum regulatory capital requirements as shown in the tables below.  At June 30, 2011, our shareholders’ equity was $374.6 million, or 13.5% of total assets, compared to $359.3 million, or 12.7% of total assets, at December 31, 2010.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the six months ended June 30, 2011 and the year ended December 31, 2010:

	June 30, 2011	December 31, 2010

Return on average assets	1.24%	1.73%
Return on average equity	9.22%	13.66%
Equity to assets ratio	13.50%	12.70%

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

The following table shows the Bank’s and the Company’s regulatory capital ratios for the periods presented.

	Bank	Company	Bank	Company
	June 30, 2011	June 30, 2011	December 31, 2010	December 31, 2010

Leverage ratio	13.44%	13.49%	12.71%	12.77%
Tier 1 risk-based capital ratio	34.68%	34.80%	43.38%	43.56%
Total risk-based capital ratio	35.34%	35.46%	44.05%	44.23%

For all periods, the Bank was considered “well capitalized,” and we intend to maintain a capital level for the Bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank.  In addition, as a condition to the FDIC’s approval of the Notice of Change in Control filing of Mr. Evans, Mr. Speight and Mr. Childers (our management team) in connection with our July 2009 recapitalization and acquisition, the Bank was required to execute a Capital Maintenance Agreement with the FDIC.  Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%.  The agreement terminates on July 23, 2012.  At June 30, 2011, the Bank was in compliance with the Capital Maintenance Agreement.

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

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2011, unfunded commitments to extend credit were $240.7 million.  A significant portion of the unfunded commitments related to commercial real estate and land development and to consumer equity lines of credit.  Based on experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2011, there were commitments totaling approximately $4.4 million under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table presents our contractual obligations as of June 30, 2011.

	Payments Due by Period
(in thousands) Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$20,707	$1,303	$3,037	$3,530	$12,837
Notes payable	2,546	—	—	—	2,546
Securities Repurchase Agreements	4,831	4,831	—	—	—
	$28,084	$6,134	$3,037	$3,530	$15,383

Operating lease obligations increased as a result of a newly executed lease agreement effective January 1, 2012 for office space in metro Atlanta.  The lease includes 56,000 square feet of office space over a term of 11 years.

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

At June 30, 2011, our liquid assets, which consist of cash and due from banks, interest bearing deposits and federal funds sold, amounted to $372.5 million, or 13.5% of total assets.  Our available for sale securities at June 30, 2011 amounted to $349.4 million, or 12.6% of total assets.  Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits and through collection of the FDIC receivable as we dispose of our covered loans and assets.  In addition, we receive cash on the maturity and sale of loans and the maturity of investment securities.  We maintain six federal funds lines of credit with correspondent banks totaling $135.0 million.  We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances.  At June 30, 2011, we had no advances from the FHLB and a remaining credit availability of $21.8 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $55.7 million secured by certain loans in our loan portfolio.

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

At June 30, 2011, approximately 57.4% of our loans were variable rate loans.  Approximately 96.9% of our interest-bearing liabilities reprice within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the next three months a large majority of our deposits will also reprice within the same 3-month period.  Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities.  These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments.  Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates.  Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe that minimizes the changes in net interest income.

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

Our policy is based on a 12-month impact on net interest income of interest rate ramps that increase 200 basis points and decrease 200 basis points from the base scenario.  In the ramp scenarios, rates change 16.7 basis points per month over 12 months.  The policy limits the change in net interest income over 12 months to a 10% decrease or increase  in either scenario.  The policy ramp and base scenarios assume a static balance sheet.  Given the historically low rate environment, management has determined that the use of the down 200 basis point scenario is not meaningful and, therefore, has used what it believes to be a more reasonable rate scenario of down 100 basis points over a 12-month period, or 8.3 basis points per month over 12 months.  At June 30, 2011, our most recent asset/liability simulation run, the model indicated that a 200 basis point increase would cause an approximate 66 basis point increase in net interest income over the next 12 months and a 100 basis point decrease in rates would cause an approximate 90 basis point increase in net interest income over the next 12 months.

In addition, management seeks to reduce overall interest rate risk by maintaining relatively short maturities.  For additional detail on loan maturity and distribution and information regarding sensitivity of loans and leases to changes in interest rates see the table under “Maturities and Sensitivities of Loans to Changing Interest Rates” on page 44.  Information on the maturity of our investment securities is located in the table on page 42.  Information regarding the maturity distributions of our time deposits with balances in excess of $100,000 is located on page 49.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of June 30, 2011, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There is one additional risk factor described below in addition to the risk factors disclosed in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010.

The recent downgrade of the U.S. government’s sovereign credit rating by Standard & Poor’s Ratings Services, and any future rating agency action with respect to the U.S. government’s sovereign credit rating, could have a material adverse effect on us. Further, the current debt crisis in Europe, and the risk that certain countries may default on their sovereign debt, and the resulting impact on the financial markets, could have a material adverse effect on our business, results of operations and financial condition.

On August 2, 2011, Moody’s confirmed the U.S. government’s existing sovereign rating, but stated that the rating outlook is negative, and also on August 2, 2011, Fitch affirmed its existing sovereign rating of the U.S. government, but stated that the U.S. government’s rating is under review.  On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.  These downgrades, any future downgrades, as well as the perceived creditworthiness of U.S. government-related obligations, could impact our ability to obtain, and the pricing with respect to, funding that is collateralized by affected instruments and obtained through the secured and unsecured markets. We cannot predict how this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, will impact economic or capital markets conditions generally. It is possible that any such impact could have a material adverse effect on our business, results of operation, and financial position.

In addition, the current crisis in Europe has created uncertainty with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty, and will likely continue to do so. Risks related to this have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. As these conditions persist, our business, results of operation, and financial condition could be materially adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2011, we issued 677 shares of our common stock in a cashless exchange for a warrant to purchase 1,666 shares of our common stock.  Pursuant to the terms of the warrant, the holder of the warrant (an employee) used the amount by which 989 shares were deemed to be “in the money” as consideration for the $10.00 per share exercise price for the 677 shares we issued, and the entire warrant was cancelled in the exchange.  The shares issued were exempt from registration under Section 3(a)9 of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1	State Bank Financial Corporation’s 2011 Omnibus Equity Compensation Plan as adopted by the board of directors on January 26, 2011

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date: August 15, 2011	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer

Date: August 15, 2011	By:	/s/ John S. Poelker
John S. Poelker
Chief Financial Officer

Exhibit List

10.1	State Bank Financial Corporation’s 2011 Omnibus Equity Compensation Plan as adopted by the board of directors on January 26, 2011

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications