Form 10-Q
period 2011-09-30
STATE BANK FINANCIAL CORP
filed 2011-11-14
CIK 1497275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, as of November 10, 2011 was 31,611,581.

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

•                   costs or difficulties related to the integration of the banks we acquired or may acquire from the FDIC as receiver may be greater than expected;

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

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, for a description of some of the important factors that may affect actual outcomes.

PART I

Item 1.  Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and amounts due from depository institutions	$8,237	$25,843
Interest-bearing deposits in other financial institutions	353,760	360,646
Cash and cash equivalents	361,997	386,489
Investment securities available for sale	350,225	405,581
Federal Home Loan Bank stock	8,882	14,593
Loans receivable:
Non-covered under FDIC loss sharing agreements	650,312	342,849
Covered under FDIC loss sharing agreements	770,102	934,967
Allowance for loan losses (covered loans)	(2,815)	—
Allowance for loan losses (non-covered loans)	(7,670)	(5,351)
Loans receivable, net	1,409,929	1,272,465
Mortgage loans held for sale	1,661	3,542
Other real estate:
Not covered under FDIC loss sharing agreements	1,072	75
Covered under FDIC loss sharing agreements	94,647	155,981
Premises and equipment	36,832	31,908
Goodwill and other intangibles	8,487	9,194
FDIC receivable for loss sharing agreements, net	346,836	494,428
Other assets	54,792	54,323

Total assets	$2,675,360	$2,828,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$262,331	$224,543
Interest-bearing deposits	1,980,652	2,197,383
Securities sold under agreements to repurchase	6,145	5,246
Notes payable	2,542	—
Other liabilities	34,559	42,064
Total liabilities	2,286,229	2,469,236

Shareholders’ Equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, zero shares issued and outstanding in 2011 and 2010, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 31,611,581 and 31,610,904 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	316	316
Additional paid-in-capital	292,959	292,942
Retained earnings	97,485	63,568
Accumulated other comprehensive (loss) income, net of tax	(1,629)	2,517
Total shareholders’ equity	389,131	359,343

Total liabilities and shareholders’ equity	$2,675,360	$2,828,579

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest Income
Loans, including fees	$47,034	$38,382	$113,568	$114,869
Investment securities	2,798	2,129	7,764	6,173
Deposits with other financial institutions	242	219	621	510

Total Interest Income	50,074	40,730	121,953	121,552

Interest Expense
Deposits	4,546	9,895	17,973	28,633
Notes payable	56	—	190	—
Federal funds purchased and repurchase agreements	1	4	15	26

Total Interest Expense	4,603	9,899	18,178	28,659

Net Interest Income	45,471	30,831	103,775	92,893

Provision for Loan Losses (non-covered loans)	1,060	655	3,614	1,847
Provision for Loan Losses (covered loans)	2,815	—	3,266	—

Net Interest Income After Provision for Loan Losses	41,596	30,176	96,895	91,046

Noninterest Income
Accretion of FDIC receivable for loss sharing agreements	1,775	4,840	10,470	11,747
Service charges on deposits	1,383	1,611	4,231	4,913
Mortgage banking income	260	291	645	436
(Loss) gain on sale of investment securities	(31)	119	(34)	170
Gain on FHLB stock redemption	574	—	1,706	—
Gain on acquisition	—	37	—	37
ATM income	525	465	1,554	1,432
Other	2,203	934	4,016	1,816

Total Noninterest Income	6,689	8,297	22,588	20,551

Noninterest Expense
Salaries and employee benefits	12,293	10,628	35,865	31,404
Occupancy and equipment	2,008	2,283	5,897	6,388
Legal and professional fees	1,758	1,064	5,175	2,650
Marketing	844	787	2,540	2,278
Federal insurance premiums and other regulatory fees	(33)	1,392	1,826	3,877
Net cost of operations of other real estate owned	1,998	2,898	6,413	7,667
Data processing	1,285	781	3,401	2,498
Core deposit intangible amortization expense	235	172	707	497
Other	1,401	1,267	4,498	3,123

Total Noninterest Expense	21,789	21,272	66,322	60,382

Income Before Income Taxes	26,496	17,201	53,161	51,215
Income Tax Expense	9,392	6,439	19,244	19,160

Net Income	$17,104	$10,762	$33,917	$32,055

Basic Earnings Per Share	$.54	$.34	$1.07	$1.02

Diluted Earnings Per Share	$.53	$.34	$1.04	$1.01

Weighted Average Common Shares Outstanding:
Basic	31,611,581	31,540,977	31,611,283	31,540,977

Diluted	32,413,101	31,828,164	32,619,009	31,828,164

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended September 30
	2011	2010
Net Income	$17,104	$10,762
Other Comprehensive Income, Net of Income Tax
Reclassification adjustment for (gains) included in net income, net of tax	(20)	(74)
Unrealized (loss)/gain on securities	(2,616)	687
Total Other Comprehensive (Loss)/Income	(2,636)	613
Comprehensive Income	$14,468	$11,375

	Nine Months Ended September 30
	2011	2010
Net Income	$33,917	$32,055
Other Comprehensive Income, Net of Income Tax
Reclassification adjustment for (gains) included in net income, net of tax	(22)	(106)
Unrealized (loss)/gain on securities	(4,124)	3,667
Total Other Comprehensive (Loss)/Income	(4,146)	3,561
Comprehensive Income	$29,771	$35,616

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Warrants	Common Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2009	2,660,634	31,540,977	$315	$292,030	$18,022	$397	$310,764

Change in accumulated other comprehensive income	—	—	—	—	—	3,561	3,561
Net income	—	—	—	—	32,055	—	32,055

Balance, September 30, 2010	2,660,634	31,540,977	$315	$292,030	$50,077	$3,958	$346,380

	Warrants	Common Shares	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343

Common shares issued		677	—	—	—	—	—
Repurchase of stock warrants	(28,734)	—	—	(55)	—	—	(55)
Stock based compensation	—	—	—	72	—	—	72
Change in accumulated other comprehensive (loss)	—	—	—	—	—	(4,146)	(4,146)
Net income	—	—	—	—	33,917	—	33,917

Balance, September 30, 2011	2,686,827	31,611,581	$316	$292,959	$97,485	$(1,629)	$389,131

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30
	2011	2010
Cash Flows from Operating Activities
Net income	$33,917	$32,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion on premises and equipment and investments	1,794	3,470
Amortization of intangible assets	707	497
Provision for loan losses	6,880	1,847
Amortization of premiums and discounts on acquisitions, net	(98,029)	(118,213)
Loss on sale of other real estate owned	2,870	4,111
Write-downs of other real estate owned	45,847	46,612
Increase in FDIC receivable for covered losses	(54,803)	(33,391)
Funds collected from FDIC receivable	212,865	149,949
Proceeds from sales of mortgage loans held for sale	28,256	14,070
Originations of mortgage loans held for sale	(26,375)	(16,665)
Loss (gain) on available for sale securities	34	(170)
Gain on sale of premises and equipment	—	(6)
Gain on FHLB stock redemption	(1,706)	—
Net change in cash surrender value	(1,075)	(473)
Gain on acquisition	—	37
Stock compensation expense	72	—
Loss share true-up liability	334	597
Change in other liabilities, net	(7,839)	2,072
Other operating activities, net	(24,096)	47,357
Net cash provided by operating activities	119,653	133,756

Cash Flows from Investing Activities
Purchase of investment securities available for sale	(76,303)	(195,168)
Proceeds from sales, calls, maturities and pay-downs of investment securities available for sale	124,617	124,602
Loans to customers, net of repayments	(83,677)	(7,459)
Purchase of bank owned life insurance	—	(35,134)
Redemption of FHLB stock	7,417	1,207
Net cash acquired in FDIC-assisted transaction	—	31,856
Purchases of premises and equipment	(7,604)	(29,202)
Disposal of premises and equipment	1,270	73
Proceeds from sales of other real estate	65,692	65,266
Net cash provided by (used in) investing activities	31,412	(43,959)

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30
	2011	2010
Cash Flows from Financing Activities
Interest-bearing customer deposits	(216,731)	34,953
Noninterest-bearing customer deposits	37,788	22,375
Proceeds (repayment) from other borrowed funds	97,068	(5,497)
Repayment of other borrowed funds	(93,627)	(5,000)
Repurchase of stock warrants	(55)	—
Net cash (used in) provided by financing activities	(175,557)	46,831

Net (Decrease) Increase in Cash and Cash Equivalents	(24,492)	136,628
Cash and Cash Equivalents, Beginning	386,489	200,166

Cash and Cash Equivalents, Ending	$361,997	$336,794

Cash Received During the Period for:
Interest income	$22,472	$5,139

Cash Paid During the Period for:
Interest expense	$20,321	$33,329
Income taxes	8,595	15,325

Supplemental disclosures on non-cash investing and financing activities:
Goodwill and fair value acquisition adjustment	$—	$2,655
Unrealized (losses) gains on securities, net of taxes	(4,146)	3,561
Transfer of loans to other real estate	54,072	125,594

Acquisitions:
Assets acquired	$—	$133,906
Liabilities assumed	—	133,869
Net assets acquired	—	37

See accompanying notes to consolidated financial statements.

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report for the year ended December 31, 2010.

Certain amounts have been reclassified to conform to current period presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously reported.

(2) Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount (that is, a likelihood of more than 50 percent). This amends the existing guidance, which required entities to perform step one of the test, at least annually, by calculating and comparing the fair value of a reporting unit to its carrying amount. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the entity has not yet issued its financial statements for the period that includes its annual test date. We do not anticipate ASU No. 2011-08 will have a material impact on the Company’s financial position, results of operation, or disclosures.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(3) Subsequent Events

On October 14, 2011, the Bank entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (the “FDIC”), as Receiver of Piedmont Community Bank, Gray, Georgia (“Piedmont”), and the FDIC, acting in its corporate capacity, pursuant to which the Bank acquired substantially all of the assets, and assumed substantially all of the deposits and certain liabilities, of Piedmont.

In the Piedmont transaction, the Bank assumed $175.6 million of deposits and $18.3 million of other liabilities.  The Bank acquired approximately $199.6 million of the assets of Piedmont, including $110.8 million in loans and $88.8 million of cash and cash equivalents, securities and other assets. The deposits were acquired with no premium, and the assets were acquired at a discount of $36.5 million.  To settle the transaction, the FDIC made a cash payment to the Bank totaling $31.1 million, based on the differential between liabilities assumed and assets acquired, taking into account the asset discount.

In connection with the Piedmont acquisition, the Bank entered into two loss share agreements with the FDIC that collectively cover approximately $159.5 million of Piedmont’s assets, including 100% of the acquired loans and other real estate (with the exception of consumer loans) (collectively, the “Piedmont covered assets”).  Under these loss share agreements, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the Piedmont covered assets, beginning with the first dollar of loss incurred.  The term for loss share on single-family residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years with respect to losses and eight years with respect to recoveries.

On October 21, 2011, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as Receiver of Community Capital Bank, Jonesboro, Georgia (“Community Capital”), and the FDIC, acting in its corporate capacity, pursuant to which the Bank acquired substantially all of the assets, and assumed substantially all of the deposits and certain liabilities, of Community Capital.

In the Community Capital transaction, the Bank assumed $156.2 million of deposits and $5.3 million of other liabilities.  The Bank acquired approximately $163.7 million of the assets of Community Capital, including $125.6 million in loans and $38.1 million of cash and cash equivalents, securities and other assets. The deposits were acquired with no premium, and the assets were acquired at a discount of $32.5 million.  To settle the transaction, the FDIC made a cash payment to the Bank totaling $30.3 million, based on the differential between liabilities assumed and assets acquired, taking into account the asset discount.

In connection with the Community Capital acquisition, the Bank entered into two loss share agreements with the FDIC that collectively cover approximately $137.2 million of Community Capital’s assets, including 100% of the acquired loans and other real estate (with the exception of consumer loans) (collectively, the “Community Capital covered assets”).  Under these loss share agreements, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the Community Capital covered assets, beginning with the first dollar of loss incurred.  The term for loss share on single-family residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years with respect to losses and eight years with respect to recoveries.

The Company has not completed the acquisition accounting for the assets acquired and liabilities assumed in the Piedmont and Community Capital transactions.  This acquisition accounting will be completed during the fourth quarter of 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4) Investment Securities

Investment securities as of September 30, 2011 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale
U.S. Government securities	$81,121	$1,245	$2	$82,364
State and political subdivisions	11,992	320	13	12,299
Residential mortgage-backed securities-private	128,336	95	8,455	119,976
Residential mortgage-backed securities-agency	32,166	1,308	—	33,474
Collateralized-mortgage obligations	98,846	2,913	13	101,746
Corporate securities	366	—	—	366
	$352,827	$5,881	$8,483	$350,225

Investment securities as of December 31, 2010 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities Available for Sale
U.S. Government securities	$163,002	$699	$20	$163,681
State and political subdivisions	9,490	114	49	9,555
Residential mortgage-backed securities-private	61,504	705	1,184	61,025
Residential mortgage-backed securities-agency	40,892	781	—	41,673
Collateralized-mortgage obligations	125,146	2,836	27	127,955
Corporate securities	1,525	167	—	1,692
	$401,559	$5,302	$1,280	$405,581

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2011 by contractual maturity are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.  Therefore, these securities are not included in the following maturity summary (in thousands):

	Amortized Cost	Fair Value

Due within one year	$61,230	$61,300
Due from one year to five years	19,325	19,967
Due from five years to ten years	2,249	2,498
Due after ten years	10,675	11,264
Residential mortgage-backed securities (private and agency) and collateralized mortgage obligations	259,348	255,196
	$352,827	$350,225

The Company’s investment in FHLB stock was $8.9 million and $14.6 million at September 30, 2011 and December 31, 2010, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Gains and losses on the sales and calls of securities available for sale consist of the following (in thousands):

	Nine Months Ended September 30
	2011	2010
Gross gains on securities available for sale	$46	$181
Gross losses on securities available for sale	(80)	(11)

Net realized (losses) gains on sales of securities available for sale	$(34)	$170

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue.  The securities portfolio may at times provide a balance over interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and other purposes. Management monitors the investment portfolio and evaluates investments for other-than-temporary impairment on a quarterly basis.  Consideration during the evaluation is placed on (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the positive intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value.  As of September 30, 2011, there was no intent to sell any of the securities available for sale.  Furthermore, it is not likely that the Company will have to sell such securities before a recovery of the amortized cost basis.

The following table provides information regarding securities with unrealized losses as of September 30, 2011 and December 31, 2010 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Investment securities available for sale:
U.S. Government securities	$—	$—	$9,999	$2	$9,999	$2
States and political subdivisions	4,032	13	—	—	4,032	13
Residential mortgage-backed-private	113,747	8,455	—	—	113,747	8,455
Collateralized mortgage obligations	8,117	13	—	—	8,117	13
Total	$125,896	$8,481	$9,999	$2	$135,895	$8,483

December 31, 2010
Investment securities available for sale:
U.S. Government securities	$34,128	$20	$—	—	$34,128	20
States and political subdivisions	3,896	32	239	17	4,135	49
Residential mortgage-backed-private	23,788	1,184	—	—	23,788	1,184
Collateralized-mortgage obligations	12,598	27	—	—	12,598	27
Total	$74,410	$1,263	$239	$17	$74,649	$1,280

Investment securities with aggregate fair values of $10.0 million and $239,000 had continuous unrealized losses of $2,000 and $17,000 for more than twelve months as of September 30, 2011 and December 31, 2010, respectively.   The unrealized losses arose from changes in interest rates and market conditions. The investment securities maintain an acceptable investment grade where the repayment of principal and interest are fully backed by the U.S. Government.  As of the dates noted above, the Company had the ability and intent to retain these investment securities for a period of time sufficient to recover all unrealized losses.  Therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investment securities with an aggregate carrying amount of $71.0 million and $148.5 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, Federal Reserve Bank lines of credit and derivative transactions.

(5) Loans Receivable

Loans not covered by loss sharing agreements are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010

1-4 family residential real estate	$32,472	$23,255
Commercial real estate-construction	111,255	70,543
Commercial real estate-other	443,649	196,243
Commercial and industrial	31,315	38,919
Consumer and other	31,621	13,889
	650,312	342,849
Allowance for loan losses	(7,670)	(5,351)
	$642,642	$337,498

Loans covered by loss sharing agreements are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010

1-4 family residential real estate	$182,367	$191,444
Commercial real estate-construction	179,753	264,858
Commercial real estate-other	353,417	372,775
Commercial and industrial	40,380	87,590
Consumer and other	14,185	18,300
	770,102	934,967
Allowance for loan losses	(2,815)	—
	$767,287	$934,967

The following table documents changes in the carrying value of acquired loans (in thousands):

	Nine Months Ended September 30
	2011	2010
Balance, at beginning of period	$934,967	$1,134,499
Accretion of fair value discounts	87,559	106,467
Reductions in principal balances since acquisition date resulting from repayments, write-offs, and foreclosures	(252,424)	(283,887)
Balance, end of period	$770,102	$957,079

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loans covered under loss share agreements with the FDIC (referred to as covered loans) are reported in loans at their recorded investment excluding the expected reimbursement from the FDIC.  Covered loans are initially recorded at fair value at the acquisition date.  Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements.  Subsequent decreases in the amount of cash expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value.  Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded.  Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

The increase in the accretable discount resulted from changes in cash flow estimates and related updates to acquisition date assumptions and methodologies. The increase is a result of a detailed review and re-estimation of expected cash flows and loss assumptions based on the use of a detailed analytics system focusing on expected cash flows and enhanced historical loss data as the covered loan portfolio seasons.

The following table shows changes in the value of the accretable discount (in thousands):

	Nine Months Ended September 30
	2011	2010

Balance, at beginning of period	$123,778	$183,840
Accretion	(87,559)	(106,467)
Transfers to accretable discount	173,579	58,838

Balance, end of period	$209,798	$136,211

The following table shows changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate for the periods indicated (in thousands):

	Nine Months Ended September 30
	2011	2010

Fair value of FDIC receivable for loss sharing agreements at beginning of period	$494,428	$605,502
Reductions resulting from:
Wires received	(212,865)	(149,949)
Recovery of previous loss reimbursements	—	—
Additions resulting from:
Charge-offs, write-downs and other losses	43,127	19,344
Discount accretion	10,470	11,746
Fair value of FDIC receivable at acquisition-NWBT	—	24,955
External expenses qualifying under loss sharing agreements	11,676	14,047

Balance, end of period	$346,836	$525,645

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6) Allowance for Loan Losses

The following table presents the Company’s loan loss experience on loans not covered by loss share agreements for the period indicated (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Balance at beginning of period	$6,914	$3,645	$5,351	$2,524
Loans charged off	(313)	(953)	(1,390)	(1,027)
Recoveries on previously charged off loans receivable	9	1	95	4
Provision for loan losses (non-covered loans)	1,060	655	3,614	1,847

Balance, end of period	$7,670	$3,348	$7,670	$3,348

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Residential real estate	Commercial real estate- construction	Commercial real estate- other	Commercial & industrial	Consumer and other	Nonspecific	Total
Three Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$305	$3,205	$2,348	$567	$259	$230	$6,914
Charge-offs	(25)	(44)	(221)	(2)	(21)	—	(313)
Recoveries	—	—	—	7	2	—	9
Provision	135	85	755	(79)	29	135	1,060
Ending balance	$415	$3,246	$2,882	$493	$269	$365	$7,670
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$71	$—	$—	$—	$71
Collectively evaluated for impairment	415	3,246	2,811	493	269	365	7,599
Total ending allowance
Balance	$415	$3,246	$2,882	$493	$269	$365	$7,670
Loans:
Individually evaluated for impairment	$540	$642	$1,165	$—	$—	$—	$2,347
Collectively evaluated for impairment	31,932	110,613	442,484	31,315	31,621	—	647,965
Total loans	$32,472	$111,255	$443,649	$31,315	$31,621	$—	$650,312

Nine Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$246	$2,252	$1,803	$588	$223	$239	$5,351
Charge-offs	(25)	(67)	(1,074)	(104)	(120)	—	(1,390)
Recoveries	—	3	2	7	83	—	95
Provision	194	1,058	2,151	2	83	126	3,614
Ending balance	$415	$3,246	$2,882	$493	$269	$365	$7,670

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Residential real estate	Commercial real estate- construction	Commercial real estate- other	Commercial & industrial	Consumer and other	Nonspecific	Total
December 31, 2010
Allowance for loan losses:
Individually evaluated for impairment	$—	$518	$5	$—	$—	$—	$523
Collectively evaluated for impairment	$246	$1,734	$1,798	$588	$223	$239	$4,828
Ending balance	$246	$2,252	$1,803	$588	$223	$239	$5,351
Loans
Individually evaluated for impairment	$64	$1,085	$3,212	$—	$—	$—	$4,361
Collectively evaluated for impairment	$23,191	$69,458	$193,031	$38,919	$13,889	$—	$338,488
Ending balance	$23,255	$70,543	$196,243	$38,919	$13,889	$—	$342,849

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Residential real estate	Commercial real estate- construction	Commercial real estate- other	Commercial & industrial	Consumer and other	Nonspecific	Total
Three Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	5,293	6,013	7,378	1,624	239	—	20,547
Benefit attributable to FDIC loss share agreements	(4,481)	(5,405)	(6,264)	(1,379)	(203)	—	(17,732)
Total provision	812	608	1,114	245	36	—	2,815
Ending balance	$812	$608	$1,114	$245	$36	$—	$2,815
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	812	608	1,114	245	36	—	2,815
Total ending allowance
Balance	$812	$608	$1,114	$245	$36	$—	$2,815
Loans:
Individually evaluated for impairment	$17,301	$104,579	$96,667	$4,565	$10,229	—	$233,341
Collectively evaluated for impairment	165,066	75,174	256,750	35,815	3,956	—	536,761
Total loans	$182,367	$179,753	$353,417	$40,380	$14,185	$—	$770,102

Nine Months Ended September 30, 2011
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	(395)	(56)	—	—	—	(451)
Recoveries	—	—	—	—	—	—	—
Provision	812	1,003	1,170	245	36	—	3,266
Ending balance	$812	$608	$1,114	$245	$36	$—	$2,815

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impaired loans not covered by loss share agreements, segregated by class of loans, as of September 30, 2011 are as follows (in thousands):

				Three Months Ended		Nine Months Ended
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans:
With no related allowance recorded:
Residential real estate	$540	$540	$—	$102	$—	$109	$1
Commercial
Construction	642	919	—	734	—	904	2
Other	1,008	1,487	—	1,454	—	2,336	9
Commercial and industrial	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	2,190	2,946	—	2,290	—	3,349	12

With related allowance recorded:
Residential real estate	—	—	—	—	—	—	—
Commercial
Construction	—	—	—	—	—	—	—
Other	157	456	71	188	—	375	—
Commercial and industrial	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—
Subtotal	157	456	71	188	—	375	—

Total impaired loans	$2,347	$3,402	$71	$2,478	$—	$3,724	$12

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2010 are as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired loans:
With no related allowance recorded:
Residential real estate	$—	$—	$—
Commercial:
Construction	1,085	1,362	—
Other	1,719	2,391	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—
Subtotal	2,804	3,753	—

With related allowance recorded:
Residential real estate	64	64	5
Commercial:
Construction	—	—	—
Other	1,493	1,493	518
Commercial and industrial	—	—	—
Consumer and other	—	—	—
Subtotal	1,557	1,557	523
Total impaired loans	$4,361	$5,310	$523

For the three and nine months ended September 30, 2011, the average investment in impaired loans was $2.5 million and $3.7 million, respectively.  Interest income foregone on impaired loans totaled $48,000 and $198,000 for the three and nine months ended September 30, 2011, respectively.  Interest income recognized on impaired loans for the three and nine months ended September 30, 2011 was insignificant.

The following table presents non-covered nonaccrual loans by loan class (in thousands):

	September 30,	December 31,
	2011	2010

Nonaccrual non-covered loans
1-4 family residential real estate	$540	$—
Commercial real estate-construction	642	695
Commercial real estate-other	1,165	2,944
Commercial and industrial	—	—
Consumer and other	—	1,392

Total	$2,347	$5,031

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents an analysis of past due loans not covered by loss share agreements, segregated by class of loans, as of September 30, 2011 (in thousands):

	30 - 89	90 days or				Loans > 90
	Days	greater	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial	$33	$28	$61	$31,254	$31,315	$—
Commercial real estate:
Construction	51	427	478	110,777	111,255	—
Other	584	424	1,008	442,641	443,649	—
Residential real estate	111	311	422	32,050	32,472	—
Consumer	268	111	379	31,242	31,621	—

Total	$1,047	$1,301	$2,348	$647,964	$650,312	$—

The following table presents an analysis of past due loans covered by loss share agreements, segregated by class of loans, as of September 30, 2011 (in thousands):

	30 - 89	90 days or				Loans > 90
	Days	greater	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial	$859	$8,149	$9,008	$31,372	$40,380	$—
Commercial real estate:
Construction	2,918	117,765	120,683	59,070	179,753	—
Other	13,087	76,010	89,097	264,320	353,417	—
Residential real estate	6,114	33,889	40,003	142,364	182,367	—
Consumer	144	731	875	13,310	14,185	—

Total	$23,122	$236,544	$259,666	$510,436	$770,102	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents an analysis of past due loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	30 - 89	90 days or				Loans > 90
	Days	greater	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial	$200	$2	$202	$38,717	$38,919	$—
Commercial real estate:
Construction	171	64	235	70,308	70,543	—
Other	649	2,758	3,407	192,836	196,243	—
Residential real estate	30	118	148	23,107	23,255	—
Consumer	1,255	460	1,715	12,174	13,889	—

Total	$2,305	$3,402	$5,707	$337,142	$342,849	$—

The following table presents an analysis of past due loans covered by loss share agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	30 - 89	90 days or				Loans > 90
	Days	greater	Total		Total	Days and
	Past Due	Past Due	Past Due	Current	Loans	Accruing

Commercial	$913	$14,914	$15,827	$71,763	$87,590	$—
Commercial real estate:
Construction	18,284	125,733	144,017	120,841	264,858	—
Other	16,021	63,436	79,457	293,318	372,775	—
Residential real estate	7,532	29,678	37,210	154,234	191,444	—
Consumer	476	2,384	2,860	15,440	18,300	—

Total	$43,226	$236,145	$279,371	$655,596	$934,967	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Asset Quality Grades:

The Company categorizes loans into risk categories based on relevant information regarding the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company utilizes various guidelines to assign a risk grade to each of its loans.  Loans are graded on a scale of 1 to 8.  A description of the general characteristics of the eight risk grades is as follows:

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

Watch (Grade 5) -  A watch rating is indicative of borrowers who have not met performance expectations, or who maintain acceptable business credits but with considerable risk.  The increased risk may be due to a smaller, less diverse asset base, very little liquidity or limited debt capacity, but are still greater than one to one.

OAEM (Grade 6) - Loans graded other assets especially mentioned (OAEM) are marginally acceptable with some potential weaknesses.  If left uncorrected, these weaknesses could jeopardize repayment at some future date. Although loss is possible, it is not probable.  Collateral coverage, guarantor strength, and/or equity are still sufficient to protect the bank from loss. Loans in this category may be affected by current unfavorable economic conditions or have declining trends.  The borrower may have experienced a loss in the most recent financial reporting period, have limited net worth, and/or marginal debt service coverage. These credits clearly warrant a higher degree of attention and servicing by the account officer.

Substandard (Grade 7) - Loans graded substandard have well-defined weaknesses and represent significant problem accounts.  Loss potential, while existing in the aggregate amount of substandard credits does not have to exist in individual credits classified substandard.  Loss potential could exist if the deficiencies causing the substandard rating are not corrected. These loans should be handled with extreme care to protect the position of the bank. Legal action may not yet be appropriate, but the officer should prepare primary and contingency plans to either secure an upgrade for the credit or exit the credit from the bank.  Such loans are typically inadequately protected by net worth, paying capacity (debt service coverage < 1:1), collateral adequacy, liquidity, character or ability of the borrower or its management. These credits are typically in ‘default’ via one or more provisions of the repayment schedule, the note or the loan agreement. All nonaccrual loans and bankruptcies carry a minimum rating of substandard. Loans 60 days past due should also be rated substandard.

Doubtful (Grade 8) - Loans that carry a doubtful credit rating represent more severe weaknesses than those inherent in the substandard classification, and collection or liquidation in full is improbable.  While immediate charge-off may not be appropriate, legal and aggressive collection action should be undertaken to attempt to recover the funds or minimize eventual loss to the bank. A doubtful classification is a temporary rating when the exact amount of the loss cannot be determined, or when potential loss exposure of 50% or more exists in a substandard credit.  A doubtful credit carries a specific allocation for the amount estimated as potential loss. The portion of a credit that can be clearly identified as loss should be charged off.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the risk grades of the loan portfolio not covered by loss share agreements, segregated by class of loans, as of September 30, 2011 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total

Pass	$27,985	$74,582	$405,509	$26,778	$29,862	$564,716
Watch	2,983	35,147	34,770	4,151	1,418	78,469
OAEM	160	405	2	165	25	757
Substandard	187	1,121	3,349	1,230	316	6,203
Doubtful	—	—	19	148	—	167

Total	$31,315	$111,255	$443,649	$32,472	$31,621	$650,312

The following table presents the risk grades of the loan portfolio covered by loss share agreements, segregated by class of loans, as of September 30, 2011 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total

Pass	$14,571	$30,369	$126,085	$85,192	$1,494	$257,711
Watch	3,783	5,900	57,220	16,677	498	84,078
OAEM	5,740	3,280	25,286	19,429	117	53,852
Substandard	10,921	138,623	143,377	57,099	11,562	361,582
Doubtful	5,365	1,581	1,449	3,970	514	12,879

Total	$40,380	$179,753	$353,417	$182,367	$14,185	$770,102

The following table presents the risk grades of the loan portfolio not covered by loss share agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the risk grades of the loan portfolio covered by loss share agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	Commercial	Commercial	Commercial
	and	real estate-	real estate-	Residential	Consumer
	industrial	construction	other	real estate	and other	Total

Pass	$46,432	$77,266	$149,682	$106,936	$8,414	$388,730
Watch	6,442	3,229	51,720	9,860	1,096	72,347
OAEM	8,479	5,760	27,924	10,464	296	52,923
Substandard	20,654	158,786	132,490	54,783	7,621	374,334
Doubtful	5,583	19,817	10,959	9,401	873	46,633

Total	$87,590	$264,858	$372,775	$191,444	$18,300	$934,967

(7) Other Real Estate Owned

The following is a summary of transactions in the Company’s other real estate owned (in thousands):

	Nine Months Ended September 30
Non-covered other real estate	2011	2010
Balance, at beginning of year	$75	$120
Other real estate acquired through foreclosure of loans receivable	1,072	—
Other real estate sold	—	(45)
Write down of other real estate	(75)	—

Balance, end of period	$1,072	$75

	Nine Months Ended September 30
Covered other real estate	2011	2010
Balance, at beginning of year	$155,981	$141,690
Other real estate acquired through FDIC-assisted acquisition	—	2,511
Other real estate acquired through foreclosure of loans receivable	53,000	125,602
Other real estate sold	(68,562)	(69,377)
Write down of other real estate	(45,772)	(46,612)

Balance, end of period	$94,647	$153,814

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(8) Troubled Debt Restructuring

The Company has directly charged off $161,000 on one loan that was modified in a troubled debt restructuring as of September 30, 2011.  The Company has not committed to lend additional funds to the customer with the outstanding loan that is classified as a troubled debt restructuring.  The terms of the loan were modified as a troubled debt restructuring.  The modification of the terms of such loan included a reduction in the stated interest rate of the loan for a term of twelve months, after which the loan will mature.  Upon restructuring, the recorded investment in the loan did not change post modification.

(9) Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net Income	$17,104	$10,762	$33,917	$32,055
Denominator:
Weighted average common shares outstanding	31,612	31,541	31,611	31,541
Equivalent shares issuable upon exercise of stock warrants	801	287	1,008	287
Diluted Shares	32,413	31,828	32,619	31,828

Net Income per share:
Basic	$.54	$.34	$1.07	$1.02
Diluted	$.53	$.34	$1.04	$1.01

The following table presents the earnings per share calculations for the three and nine months ended September 30, 2011 and 2010. The Company excluded from the calculations of diluted earnings per share for three and nine months ended September 30, 2011, approximately 29,000 shares, which is subject to options issued with exercise prices in excess of the average market value per share during the period. The Company also excluded from the calculations of diluted earnings per share for the three and nine months ended September 30, 2011, approximately 110,000 restricted stock awards because their effect was anti-dilutive. There was no stock option or restricted stock activity during 2010.

(10) Derivative Instruments and Hedging Activities

The Bank has entered into interest rate swap contracts in connection with its hedging of specific loans made to customers.

During 2011, the Bank has entered into interest rate swaps totaling $36.3 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments.  As structured, the pay-fixed, receive-variable swaps are evaluated as fair value hedges and are considered highly effective.  As highly effective fair value designated hedges, the underlying hedged instruments are recorded on the balance sheet at fair value with the periodic changes of the fair value reported in the Consolidated Statements of Income.

For the three and nine months ended September 30, 2011, the interest rate swaps designated as fair value hedges resulted in a reduction in interest income of $62,000 and $81,000, respectively, on the loans receivable.  The fair value of the swaps at September 30, 2011 was recorded on the Consolidated Statements of Financial Condition as a liability in the amount of $656,000.

Net losses, after tax, on the fair value swaps were $419,000 at September 30, 2011.  The fixed rate loans being hedged with interest rate swaps are structured to include a prepayment make-whole clause.  The prepayment make-whole fee represents a reasonable estimate of the economic loss (if any) from the early prepayment, in part or in whole, of the loan.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below provides information on the carrying value of derivative instruments (in thousands):

	September 30, 2011			December 31, 2010
	Assets	(Liabilities)		Assets	(Liabilities)
	Carrying Value	Carrying Value	Derivative Net Carrying Value	Carrying Value	Carrying Value	Derivative Net Carrying Value
Derivatives designated as hedging instruments:
Interest rate swap contracts—loans receivable	$—	$(656)	$(656)	$—	$—	$—

         The following table provides data about the amount of gains and losses related to the derivative instruments designated as hedges included in Other Noninterest Income on the Company’s Consolidated Statements of Income (in thousands):

	Loss, net of tax recognized in income
	Nine Months Ended September 30
	2011	2010
Derivatives designated as hedging instruments:
Interest rate swap contracts—loans receivable	$419	$—

(11) Share-Based Compensation

         The Company maintains an incentive compensation plan that includes share-based compensation.  The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the” Plan”) was approved by the Company’s shareholders in 2011 and authorizes up to 3,160,000 shares of stock for issuance in accordance with the Plan terms.  All stock option and restricted stock activity occurred during the third quarter 2011.

Stock Option Awards

         Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant.  The options include a vesting period, usually three years, and a ten-year contractual period.  Certain option grants provide for accelerated vesting if there is a change in control of the Company or certain other conditions are met, as defined in the Plan document.  The Company shall, at all times during the term of the Plan, retain as authorized and unissued shares in the Company’s treasury, at least the number of shares required to satisfy option exercises.  Currently, the Company has a sufficient number of treasury shares to satisfy expected share option exercises.

                The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

September 30, 2011
Expected dividend yield	.0%
Expected volatility	54.9%
Risk-free interest rate	1.4%
Expected term (in years)	6.50
Weighted-average grant-date fair value	$6.55

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

                The assumptions above are based on multiple peer group factors such as historical stock option expense patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the peer group population’s stock price.

                Compensation expense relating to options of $4,000 was included in the Company’s Consolidated Statement of Income as of September 30, 2011.  Unearned share-based compensation associated with these options totaled $185,000.  The amount of compensation was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  As of September 30, 2011, all stock option grants occurred during the third quarter 2011 and no options were vested or exercised.

                The following table represents the activity related to stock options:

	September 30, 2011
	Number of options	Weighted average exercise price	Weighted average remaining contract life

Outstanding options at beginning of period	—	$—	—
Granted	28,918	14.37	2.54
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding options at end of period	28,918	$14.37	2.54

Restricted Stock Awards

                The Company issued restricted stock to certain officers during 2011 under the Plan.  The plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The holders of the restricted stock receive dividends, if applicable, and have the right to vote the shares.  The fair value of the restricted stock shares awarded under the Plan is recorded as unearned share-based compensation.  The unearned compensation related to these awards is amortized to compensation expense over the vesting period, generally three years.  The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period.  As of September 30, 2011, compensation expense recognized in the consolidated statement of income for restricted stock was $68,000 as of September 30, 2011.   Unearned share-based compensation associated with these awards totaled $1.4 million.

                The following table represents the activity related to restricted stock awards:

September 30, 2011

Balance at beginning of period	—
Granted	109,655
Forfeited	—
Earned and issued	—

Outstanding restricted stock at end of period	109,655

                The weighted average grant date fair value of the restricted stock granted was $13.87 as of September 30, 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12) Commitments and Contingent Liabilities

In order to meet the financing needs of its customers, the Company maintains financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and/or liquidity risk.

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed maturity dates or other termination clauses with required fee payments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained, if deemed necessary upon extension of credit, is determined on a case by case basis by management through credit evaluation of the customer.

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, the Company’s credit policies govern the issuance of standby letters of credit.

The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows (in thousands):

	September 30, 2011	December 31, 2010
Commitments to extend credit	$252,583	$206,716
Financial standby letters of credit	3,984	2,204

Total	$256,567	$208,920

(13) Fair Value

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

(d)     Covered Assets

                              Covered assets include purchased loans and other real estate owned, which the majority of these assets are covered by loss share agreements with the FDIC.  The assets were originally recorded at fair value using unobservable assumptions, as such, are classified as Level 3 assets.

(e)     Loans Held for Sale

Loans held for sale are originated at market value and the holding period for these loans is typically five to seven business days, therefore the carrying value approximates the fair value in the aggregate of the portfolio given this short time frame.

(f)                        Federal Home Loan Bank Stock

FHLB stock is carried at a cost that approximates fair value as there is no ready market for such investments.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(g)     FDIC Receivable for Loss Sharing Agreements

The Company’s FDIC receivable for loss share agreements was originally recorded at fair value on the respective acquisition dates.  The carrying value of the indemnification asset is impacted by periodic evaluations and changes in estimated cash flows on our covered loan portfolio.  The fair value of the FDIC receivable is determined based on the present value of these future cash flows.

(h)     Deposits

The fair value of deposits with no stated maturity, such as noninterest—bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of September 30, 2011. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

(i)      Securities Sold Under Agreements to Repurchase and Notes Payable

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

(j)      Commitments and Contingencies

The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

(k)     Derivative Instruments and Hedging Activities

Derivatives are recorded at fair value using pricing models with similar characteristics.  Asset and liability positions in individual derivatives that are covered by legally enforceable master netting agreements, including cash collateral, if necessary, are offset and presented net in accordance with accounting principles which allow the offsetting of amounts relating to certain contracts.

(l)      Other Real Estate Owned

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Assets
U.S. Government agencies	$—	$82,364	$—
State and political subdivisions	—	12,299	—
Residential mortgage-backed securities-agency	—	33,474	—
Residential mortgage-backed securities-private	—	119,976	—
Collateralized-mortgage obligations	—	101,746	—
Corporate securities	—	366	—
Total recurring assets at fair value	$—	$350,225	$—

Liabilities
Derivative instruments-swap liability	—	656	—
Total recurring liabilities at fair value	$—	$656	$—

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Assets
Impaired Loans
Covered by loss sharing agreements	$—	$—	$—
Not covered by loss sharing agreements	—	—	2,347
Total Impaired Loans	—	—	2,347
Other Real Estate
Covered by loss sharing agreements	—	—	94,647
Not covered by loss sharing agreements	—	—	1,072
Total Other Real Estate	$—	$—	$95,719

The following table presents the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Significant
	Quoted Market	Other	Significant
	Prices in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Assets
Impaired Loans	$	$	$
Covered by loss sharing agreements	—	—	—
Not covered by loss sharing agreements	—	—	3,838
Total Impaired Loans	—	—	3,838
Other Real Estate
Covered by loss sharing agreements	—	—	155,981
Not covered by loss sharing agreements	—	—	75
Total Other Real Estate	$—	$—	$156,056

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value carrying amount and estimated fair value of the Company’s financial instruments, not shown elsewhere in these financial statements, were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets
Cash and due from banks	$361,997	$361,997	$386,489	$386,489
Investment securities available for sale	350,225	350,225	405,581	405,581
Federal Home Loan Bank of Atlanta stock	8,882	8,882	14,593	14,593
Mortgage loans held for sale	1,661	1,661	3,542	3,542
Loans, net	1,409,929	1,495,919	1,272,465	1,275,479
FDIC receivable for loss sharing agreements	346,836	359,919	494,428	494,428
Derivative instruments	—	—	—	—
Accrued interest receivable	30,891	30,891	8,594	8,594

Liabilities
Deposits	2,242,983	2,244,605	2,421,926	2,429,608
Short-term borrowings	6,145	6,145	5,246	5,246
Notes payable	2,542	2,542
Derivative instruments	656	656	—	—
Accrued interest payable	2,708	2,708	4,850	4,850

(14) Regulatory Matters

The Company’s and the Bank’s actual regulatory ratios as of September 30, 2011 and December 31, 2010 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2011
Total Capital to Risk-Weighted Assets
Consolidated	$393,431	34.54%	$91,124	8.00%	—	N/A
State Bank and Trust Company	$392,263	34.44%	$91,124	8.00%	$113,904	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$382,946	33.62%	$45,562	4.00%	—	N/A
State Bank and Trust Company	$381,778	33.52%	$45,562	4.00%	$68,343	6.00%
Tier I Capital to Average Assets
Consolidated	$382,946	14.16%	$108,139	4.00%	—	N/A
State Bank and Trust Company	$381,778	14.13%	$108,101	4.00%	$135,126	5.00%

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In Thousands)

December 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	$353,902	44.23%	$64,016	8.00%	—	N/A
State Bank and Trust Company	$352,462	44.05%	$64,016	8.00%	$80,020	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$348,552	43.56%	$32,008	4.00%	—	N/A
State Bank and Trust Company	$347,111	43.38%	$32,008	4.00%	$48,012	6.00%
Tier I Capital to Average Assets
Consolidated	$348,552	12.77%	$109,215	4.00%	—	N/A
State Bank and Trust Company	$347,111	12.71%	$109,215	4.00%	$136,519	5.00%

The Company and the Bank have executed a Capital Maintenance Agreement with the FDIC.  Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013.

In addition, under the Georgia Department of Banking and Finance’s letter dated July 24, 2009, issuing its approval of the Interagency Notice of Change in Control filing with respect to the Bank, for a period of three years after consummation of the change in control transaction, the Bank must also obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company.  In addition, during the first three years of the Company’s operations, the Company may not pay dividends without the prior written approval of the Georgia Department of Banking and Finance.

Further, under the FDIC Financial Institutions Letter (FIL-7-2010) dated February 26, 2010, entitled “Regulatory Capital Standards Clarification of the Risk Weights for FDIC Claims and Guarantees,” the FDIC receivable may be assigned a zero risk weight.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion describes our results of operations for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 and also analyzes our financial condition as of September 30, 2011 as compared to December 31, 2010.  This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2010 Annual Report on Form 10-K.

Unless the context indicates otherwise, all references to the “Company,” “we,” “us” and “our” refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank and Trust Company, except that if the discussions relate to a period before July 23, 2010, these terms refer solely to State Bank and Trust Company.  All references to the “Bank” refer to State Bank and Trust Company.

Overview

On July 23, 2010, the Company became the bank holding company for the Bank under a plan of reorganization and share exchange that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at its annual meeting held on March 11, 2010.  The Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia.  From October 2005 until July 23, 2009, the Bank operated as a small community bank with two branch offices located in Dooly County, Georgia with total assets of approximately $33.6 million, total loans receivable of approximately $22.5 million, total deposits of approximately $26.1 million and total shareholders’ equity of approximately $5.7 million at December 31, 2008.

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

As a result of the private offering and our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank operating 21 full service branches throughout middle Georgia and metropolitan Atlanta.  We now offer a variety of community banking services to individuals and businesses within our middle Georgia and metropolitan Atlanta markets.  Our product line includes loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products.  We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.  As of September 30, 2011, our total assets were approximately $2.7 billion, our total loans receivable were approximately $1.4 billion, our total deposits were approximately $2.2 billion and our total shareholders’ equity was approximately $389.1 million.

Recent Developments

On October 14, 2011, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as Receiver of Piedmont Community Bank, Gray, Georgia (“Piedmont”), and the FDIC, acting in its corporate capacity, pursuant to which the Bank acquired substantially all of the assets, and assumed substantially all of the deposits and certain liabilities, of Piedmont.

In connection with the Piedmont acquisition, the Bank entered into two loss share agreements with the FDIC that collectively cover approximately $160.4 million of Piedmont’s assets, including 100% of the acquired loans and other real estate (with the exception of consumer loans) (collectively, the “Piedmont covered assets”).  Under these loss share agreements, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the Piedmont covered assets, beginning with the first dollar of loss incurred.  The term for loss share on single-family residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years with respect to losses and eight years with respect to recoveries.

On October 21, 2011, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as Receiver of Community Capital Bank, Jonesboro, Georgia (“Community Capital”), and the FDIC, acting in its corporate capacity, pursuant to which the Bank acquired substantially all of the assets, and assumed substantially all of the deposits and certain liabilities, of Community Capital.

In connection with the Community Capital acquisition, the Bank entered into two loss share agreements with the FDIC that collectively cover approximately $137.2 million of Community Capital’s assets, including 100% of the acquired loans and other real estate (with the exception of consumer loans) (collectively, the “Community Capital covered assets”).  Under these loss share agreements, the FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the Community Capital covered assets, beginning with the first dollar of loss incurred.  The term for loss share on single-family residential real estate loans is ten years, while the term for loss share on non-residential real estate loans is five years with respect to losses and eight years with respect to recoveries.

The two acquisitions subsequent to September 30, 2011, are not reflected in the Company’s Statement of Financial Condition or Consolidated Statement of Income as the transactions were effective after quarter-end.

Financial Summary

The following table provides unaudited selected financial data for the periods presented.  You should read this data in conjunction with the consolidated financial statements and the notes to them and the information contained in this Item 2.

	2011			2010		For Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2011	2010

Results of Operations:
Interest income	$50,074	$37,081	$34,798	$46,691	$40,730	$121,953	$121,552
Interest expense	4,603	6,457	7,118	8,582	9,899	18,178	28,659
Net interest income	45,471	30,624	27,680	38,109	30,831	103,775	92,893
Provision for loan losses	3,875	2,044	961	2,108	655	6,880	1,847
Noninterest income	6,689	7,835	8,064	12,959	8,297	22,588	20,551
Noninterest expense	21,789	23,094	21,439	27,317	21,272	66,322	60,382
Income before income taxes	26,496	13,321	13,344	21,643	17,201	53,161	51,215
Income taxes	9,392	4,739	5,113	8,152	6,439	19,244	19,160
Net income	$17,104	$8,582	$8,231	$13,491	$10,762	$33,917	$32,055

Selected Average Balances:
Total assets	$2,711,296	$2,721,010	$2,786,613	$2,786,613	$2,665,011	$2,720,363	$2,599,846
Investment securities	365,249	413,940	425,218	425,218	432,852	387,533	391,389
Loans	1,370,488	1,288,326	1,206,687	1,206,687	1,144,379	1,335,344	1,142,973
Interest-earning assets	2,124,750	1,985,718	2,039,635	2,039,635	1,877,410	2,060,815	2,522,367
Total deposits	2,298,343	2,317,501	2,395,992	2,395,992	2,305,592	2,307,390	2,243,141
Interest-bearing liabilities	2,044,172	2,092,788	2,187,178	2,187,178	2,098,331	2,069,066	2,056,223
Shareholders’ equity	379,177	364,474	350,487	350,487	338,204	371,667	329,609

Per Common Share Data:
Basic earnings	$.54	$.26	$.43	$.43	$.34	$1.07	$1.02
Diluted earnings	.53	.25	.41	.41	.34	1.04	1.01
Tangible book value	$12.04	$11.34	$11.08	$11.08	$10.68	$12.04	10.68
Weighted average shares outstanding:
Basic	31,612	31,611	31,611	31,611	31,541	31,611	31,541
Diluted	32,413	32,623	32,535	32,535	31,828	32,619	31,828

	2011			2010		For Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2011	2010

Performance Ratios:
Return on average assets	2.50%	1.23%	1.92%	1.92%	1.60%	1.67%	1.65%
Return on average equity	17.90%	9.16%	15.27%	15.27%	12.62%	12.20%	13.00%
Net interest margin(1)(2)	8.50%	5.68%	7.41%	7.41%	6.52%	6.74%	4.93%
Interest rate spread(3)	8.47%	5.75%	7.53%	7.53%	6.74%	6.75%	4.58%
Efficiency ratio(4)	41.77%	60.32%	53.49%	53.49%	54.37%	52.49%	53.23%

Capital Ratios:
Average equity to average assets	13.99%	13.39%	12.58%	12.58%	12.69%	13.66%	12.69%
Leverage ratio	14.16%	13.49%	13.16%	12.77%	11.24%	14.16%	11.24%
Tier 1 risk-based capital ratio	33.62%	34.80%	39.24%	43.56%	47.65%	33.62%	47.65%
Total risk-based capital ratio	34.54%	35.46%	39.93%	44.23%	48.13%	34.54%	48.13%

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

Some of the accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of our assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances.  Different assumptions in the application of these judgments and assumptions could result in material changes in the financial position and results of operations for the Company.

The following is a summary of the more judgmental estimates and complex accounting principles, which represent our critical accounting policies.

Acquisition Accounting

Generally accepted accounting principles require the use of fair value accounting in determining the carrying values of certain assets and liabilities acquired in business combinations and, accordingly, we recorded assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values.  The fair values of the loan portfolios acquired in these transactions were recorded and are being accounted for under the principles prescribed by FASB ASC Topic 310.

On the date of acquisition, all loans acquired are assigned a fair value based on the present value of projected future cash flows.  Because we record loans acquired in connection with FDIC-assisted acquisitions at fair value, we record no allowance for loan losses related to the acquired covered loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk. An accretable discount is determined based on the timing of the projected cash flows and is taken into income over the life of the loans. Such accretion is included in interest income using the level yield method.  Changes in expected cash flows are re-estimated periodically.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjustment to the accretable discount, which will have a positive effect on interest income.

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

The loss share agreements also include a provision that if our losses do not exceed a calculated threshold, we are obligated to compensate the FDIC.  This is referred to as a clawback liability and, if applicable, is paid at the end of ten years. The formula for the clawback liability varies from transaction to transaction and will be calculated using the formula provided in the individual loss share agreements and will not be consolidated into one calculation.  The estimated clawback liability is calculated and recorded in the Company’s financial statements at each reporting date.

The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets.   We review and update the carrying value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows.  The FDIC receivable will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

Allowance for Loan Losses (ALL)

We assess the adequacy of the ALL quarterly with respect to non-covered loans.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The ALL consists of two components:

(1)         a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral; and

(2)         a general amount, based upon peer information, that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio.

Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses.

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

We establish the general amount by taking the remaining loan portfolio (excluding those impaired loans discussed above) with allocations based on peer information.  We then subject the calculation of the general amount to stress factors that are qualitative.  The stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio.  The qualitative stress factors consist of:

(1)           economic factors including changes in the local or national economy;

(2)           the depth of experience in the lending staff;

(3)           any concentrations of credit (such as commercial real estate) in any particular industry group;

(4)           proposed banking laws or regulations;

(5)           the credit grade of the loans in our unsecured consumer loan portfolio;

(6)           additional risks resulting from the level of speculative real estate loans in the portfolio; and

(7)           seasoning of the loan portfolio.

After we assess the applicable factors, we evaluate the remaining amount based on management’s experience.

Finally, we compare the level of the ALL with historical trends and peer information as a reasonableness test.  Due to the lack of seasoning in our non-covered loan portfolio, we use peer data to develop our historical trends. Management then evaluates the result of the procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the ALL in its entirety.

We periodically evaluate the recorded investment on our covered loans and compare our actual losses to estimated losses to determine whether an additional provision for loan losses is necessary.  If our actual losses exceed the estimated losses, we will record a provision for loan losses adjustment charged as an expense on our statement of income.  In that event, due to the FDIC loss share agreements, we would only expense between 5% and 20% of the estimated loss, depending upon the applicable acquisition and loss share agreement to which the loss is related.  When re-estimated cash flows are less than original estimates, an immediate recognition through a provision for loan losses is recorded.  Conversely, when expected cash flows improve from original estimates, a transfer in the nonaccretable discount is made to accretable discount is made to be recognized over the life of the loans.

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

Results of Operations

General

We reported net income of $17.1 million for the three months ended September 30, 2011, compared to $10.8 million for the three months ended September 30, 2010.  Earnings per share on a diluted basis were $.53 for the three months ended September 30, 2011, compared to $.34 for the three months ended September 30, 2010.   We reported net income of $33.9 million for the nine months ended September 30, 2011, compared to $32.1 million for the nine months ended September 30, 2010.  Earnings per share on a diluted basis were $1.04 for the nine months ended September 30, 2011, compared to $1.01 for the nine months ended September 30, 2010.  The accretion on covered loans under our loss share agreements with the FDIC has materially contributed to our earnings for 2010 and the first nine months of 2011.

We expect that over the near term, as we manage the disposition of our covered loans and other real estate assets acquired from the FDIC, a significant portion of our earnings will continue to result from the accretion income on our covered loan portfolio.  During this period, as we dispose of our covered loans, we also plan to grow our balance sheet by replacing our covered loans with new performing loans and related interest income.  At September 30, 2011, our non-covered loans totaled $650.3 million, or 45.8% of our total loan portfolio, compared to $221.2 million, or 18.8% of our total loan portfolio at September 30, 2010.

Net Interest Income

Our earnings depend to a large extent on net interest income, which is the excess of the interest income recognized on interest-earning assets (such as loans and investment securities), as well as any accretion of fair value discounts on our covered loans, over the interest expense incurred on interest-bearing liabilities such as deposits and borrowings.  Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned and paid on them.  Net interest income is a function of our balances of interest-earning assets and interest-bearing liabilities and the effect of market rates of interest as influenced by the Federal Reserve’s monetary policy.  Following our acquisitions, the accretion of fair value discounts on covered loans under our loss share agreements with the FDIC has materially contributed to our net interest income, and we expect this to continue for the immediate future.

Three months ended September 30, 2011 and 2010.  Our net interest income was $45.5 million for the three months ended September 30, 2011.  Our net interest rate spread, which is the yield on interest-earning assets, including the accretion on our covered loans, minus the cost of interest-bearing liabilities, was 8.47% for the three months ended September 30, 2011, while our net interest margin, which is net interest income divided by average interest-earning assets, was 8.50%.  Our net interest income was $30.8 million for the three months ended September 30, 2010.  Our net interest rate spread was 6.74% for the three months ended September 30, 2010, while our net interest margin was 6.52%.

Our interest income was $50.1 million for the three months ended September 30, 2011, which included interest and fees earned on loans of $10.1 million and accretion income on our covered loans of $36.9 million.  Our interest income was $40.7 million for the three months ended September 30, 2010, which included interest and fees earned on loans of $4.0 million and accretion income on our covered loans of $34.4 million.  The 2011 period was positively affected by an increase in the accretable discount in the second quarter of 2011 as expected cash flows improved on covered loans.  The accretion income resulting from acquired loans will likely contribute to volatility in net interest income in future periods based on periodic reviews of expected cash flows on loans covered by loss share agreements with the FDIC.

Interest expense was $4.6 million for the three months ended September 30, 2011, compared to $9.9 million for the three months ended September 30, 2010, and was comprised almost entirely of interest paid on deposit accounts of $4.5 million for the 2011 period and $9.9 million for the 2010 period.  The average balance of interest-bearing deposit accounts was $2.0 billion, or 99.7% of total interest-bearing liabilities for the three months ended September 30, 2011, compared to $2.1 billion, or 99.8% of total interest-bearing liabilities for the three months ended September 30, 2010.  In response to the loan interest rate environment, the Bank has aggressively managed deposit rates and deposit mix while considering liquidity requirements, which has resulted in an overall decrease in the cost of funds.

Nine months ended September 30, 2011 and 2010.  Our net interest income was $103.8 million for the nine months ended September 30, 2011.  Our net interest rate spread, which is the yield on interest-earning assets, including accretion income on our covered loans, minus the cost of interest-bearing liabilities, was 6.75% for the nine months ended September 30, 2011, while our net interest margin, which is net interest income divided by average interest-earning assets, was 6.74%.  Our net interest income was $92.9 million for the nine months ended September 30, 2010.  Our net interest rate spread was 7.15% for the nine months ended September 30, 2010, while our net interest margin was 6.89%.

Our interest income was $122.0 million for the nine months ended September 30, 2011, which included interest and fees earned on loans of $26.0 million and accretion income on our covered loans of $87.6 million.  Our interest income was $121.6 million for the nine months ended September 30, 2010, which included interest and fees earned on loans of $8.4 million and accretion income on our covered loans of $106.5 million.

Interest expense was $18.2 million for the nine months ended September 30, 2011, compared to $28.7 million for the nine months ended September 30, 2010, and was comprised almost entirely of interest paid on deposit accounts of $18.0 million for the 2011 period and $28.6 million for the 2010 period.  The average balance of interest-bearing deposit accounts was $2.1 billion, or 99.7% of total interest-bearing liabilities for the nine months ended September 30, 2011, compared to $2.0 billion, or 99.7% of total interest-bearing liabilities for the nine months ended September 30, 2010.  In response to the loan interest rate environment, the Bank has aggressively managed deposit rates and deposit mix while considering liquidity requirements, which has resulted in an overall decrease in the cost of funds.

Summary of Average Balances, Net Interest Income, Yields and Rates

The following table shows our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated.  We derive these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We have derived average balances from the daily balances throughout the periods indicated.

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)

Assets:
Interest-earning balances	$389,013	$241.25%		$298,786	$219.29%
Taxable investment securities	353,426	2,687	3.02%	426,696	2,063	1.92%
Nontaxable investment securities, tax-equivalent basis (2)	11,823	172	5.76%	6,156	103	6.64%
Covered loans receivable(3)	804,664	36,938	18.21%	949,519	34,383	14.37%
Noncovered loans receivable(3)	565,824	10,096	7.08%	196,253	3,998	8.08%
Total earning assets	2,124,750	50,134	9.36%	1,877,410	40,766	8.61%
Total nonearning assets	586,546			787,601
Total assets	$2,711,296			$2,665,011

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$268,364	$141.21%		$229,780	$377.65%
Savings & money market	1,294,561	2,306.71%		1,145,740	5,202	1.80%
Time deposits less than $100,000	258,196	1,136	1.75%	381,289	2,436	2.53%
Time deposits greater than $100,000	216,408	963	1.76%	337,038	1,880	2.21%
Notes payable	2,545	56	8.77%	—	—	.00%
Repurchase agreements and federal funds sold	4,098	1.10%		4,484	4.35%
Total interest-bearing liabilities	$2,044,172	$4,603.89%		$2,098,331	$9,899	1.87%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	260,814			211,744
Other liabilities	27,133			16,732
Shareholders’ equity	379,177			338,204

Total liabilities and shareholders’ equity	$2,711,296			$2,665,011
Net interest income		$45,531			$30,867
Net interest spread			8.47%			6.74%
Net interest margin			8.50%			6.52%

(1)	Annualized for the applicable period.
(2)

Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above amount to $60,000 for 2011 and $36,000 for 2010.

(3)	Includes nonaccruing loans.

The following table shows our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated.  We derive these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  We have derived average balances from the daily balances throughout the periods indicated.

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)

Assets:
Interest-earning balances	$337,938	$621.25%		$270,223	$510.25%
Taxable investment securities	376,642	7,447	2.64%	386,511	6,044	2.09%
Nontaxable investment securities, tax- equivalent basis (2)	10,891	488	5.99%	4,878	199	5.47%
Covered loans receivable(3)	874,037	87,559	13.39%	1,015,828	106,467	14.01%
Noncovered loans receivable(3)	461,307	26,009	7.54%	127,145	8,402	8.83%
Total earning assets	2,060,815	122,124	7.92%	1,804,585	121,622	9.01%
Total nonearning assets	659,548			795,261
Total assets	$2,720,363			$2,599,846

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$249,441	$476.26%		$235,384	$1,438.82%
Savings & money market	1,287,895	9,307.97%		1,025,270	15,039	1.96%
Time deposits less than $100,000	292,367	4,537	2.07%	423,756	6,262	1.98%
Time deposits greater than $100,000	233,425	3,653	2.09%	364,852	5,894	2.16%
Advances from FHLB	—	—	.00%	3	—	4.60%
Notes payable	2,597	190	9.79%	—
Repurchase agreements and federal funds sold	3,341	15.62%		6,959	26.49%
Total interest-bearing liabilities	$2,069,066	$18,178	1.17%	$2,056,224	$28,659	1.86%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	244,262			193,879
Other liabilities	35,368			20,134
Shareholders’ equity	371,667			329,609

Total liabilities and shareholders’ equity	$2,720,363			$2,599,846
Net interest income		$103,946			$92,963
Net interest spread			6.75%			7.15%
Net interest margin			6.74%			6.89%

(1)	Annualized for the applicable period.
(2)

Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above amount to $171,000 or 2011 and $70,000 for 2010.

(3)	Includes nonaccruing loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables reflect the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended September 30, 2011 vs. September 30, 2010			Nine Months Ended September 30, 2011 vs. September 30, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest income
Covered loans	$(27,306)	$29,861	$2,555	$(14,715)	$(4,193)	$(18,908)
Non-covered loans	14,341	(8,243)	6,098	23,896	(6,288)	17,608
Taxable investment securities	(2,590)	3,214	624	(307)	1,710	1,403
Non-taxable investment securities	210	(141)	69	249	39	288
Interest-bearing balances and federal funds sold	208	(186)	22	138	(27)	111
Total interest income	(15,137)	24,505	9,368	9,261	(8,759)	502

Interest expense
Deposits	641	(5,990)	(5,349)	(1,063)	(9,597)	(10,660)
Advances from FHLB and other borrowings	28	28	56	95	95	190
Securities sold under repurchase agreements and federal funds purchased	—	(3)	(3)	(16)	5	(11)
Total interest expense	669	(5,965)	(5,296)	(984)	(9,497)	(10,481)

Net interest income	$(15,806)	$30,470	$14,664	$10,245	$737	$10,983

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

There was no allowance for loan losses at date of acquisition on the covered loans in our loan portfolio that we acquired under the loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition.  We periodically evaluate the recorded investment on our covered loans and compare our actual losses to estimated losses to determine whether an additional provision for loan losses is necessary.  If our actual losses exceed the estimated losses, we will record a provision for loan losses adjustment charged as an expense on our statement of income.  In that event, due to the FDIC loss share agreements, we would only expense between 5% and 20% of the estimated loss, depending upon the applicable acquisition and loss share agreement to which the loss is related.  During the three and nine months ended September 30, 2011, we recorded a provision for loan losses of $2.8 million and $3.3 million, respectively, as a result of re-estimated cash flows that are less than the original estimates on our loans covered by loss share agreements with the FDIC for certain loan pools.  When re-estimated cash flows are less than original estimates, an immediate recognition through a provision for loan losses is recorded.  Conversely, when expected cash flows improve from original estimates, a transfer in the nonaccretable discount is made to the accretable discount to be recognized over the life of the loans, which occurred for certain other covered loan pools for the period ended September 30, 2011.

Three months ended September 30, 2011 and 2010.  For the three months ended September 30, 2011, our provision for loan losses on non-covered loans was $1.1 million, compared to $655,000 for the three months ended September 30, 2010.  The increase in non-covered loan loss provision recorded during the third quarter 2011 compared to 2010 was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the non-covered loan portfolio and the increase resulted from non-covered loan growth.  In addition, provision for loan losses on covered loans was $2.8 million for the three months ended September 30, 2011.  There was no provision expense on the covered loan portfolio for the three months ended September 30, 2010.  The increase in provision expense from year to year is a result of re-estimated cash flows that are less than the original estimates on our loans covered by loss share agreements with the FDIC.

Nine months ended September 30, 2011 and 2010.  For the nine months ended September 30, 2011, our provision for loan losses on non-covered loans was $3.6 million, compared to $1.8 million for the nine months ended September 30, 2010.  The increase in non-covered loan loss provision recorded during the first nine months of 2011 compared to 2010 was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the non-covered loan portfolio and the increase resulted from non-covered loan growth.  In addition, provision for loan losses on covered loans was $3.3 million for the nine months ended September 30, 2011.  There was no provision for loan losses on covered loans for the three months ended September 30, 2010.  The increase in provision expense is a result of re-estimated cash flows that are less than the original estimates on our loans covered by loss share agreements with the FDIC.

Our allowance for loan losses was $10.5 million for the period ended September 30, 2011, compared to $3.3 million for the period ended September 30, 2010.  Our allowance for loan losses on non-covered loans as a percentage of gross non-covered loans was 1.18% at September 30, 2011, compared to 1.51% at September 30, 2010.  The decrease in the allowance for loan losses as a percentage of gross non-covered loans was predominantly due to charge-offs on loans which previously carried a specific loss allocation, organic growth of the non-covered loan portfolio under strict underwriting standards and increased asset quality.  At September 30, 2011, our non-covered loans totaled $650.3 million, or 45.8% of our total loan portfolio, compared to $221.2 million, or 18.8% of our total loan portfolio, at September 30, 2010.

Noninterest Income

Three months ended September 30, 2011 and 2010.  Noninterest income totaled $6.7 million for the three months ended September 30, 2011, compared to $8.3 million for the three months ended September 30, 2010.  The accretion of the

FDIC receivable of $1.8 million comprised 26.5% of our noninterest income for the three months ended September 30, 2011, compared to $4.8 million, or 58.3% of our noninterest income for the three months ended September 30, 2010.  The decrease in the accretion income of the FDIC receivable is due to changes in assumptions during periodic re-estimations of expected cash flows, resulting in declines in projected losses on loans covered by loss share agreements with the FDIC.  Income from service charges on deposits of $1.4 million comprised 20.7% of our noninterest income for the three months ended September 30, 2011, compared to $1.6 million, or 19.4% of our noninterest income, for the three months ended September 30, 2010.  Gain on Federal Home Loan Bank (FHLB) stock redemptions of $574,000 comprised 8.6% of our noninterest income for the three months ended September 30, 2011.  There were no gains on FHLB stock redemptions for the three months ended September 30, 2010.  The gains on FHLB stock redemptions resulted from discounts taken on acquired FHLB stock that was later redeemed at the full cost basis.  ATM income of $525,000 comprised 7.8% of our noninterest income for the three months ended September 30, 2011, compared to $465,000, or 5.6% of our noninterest income, for the three months ended September 30, 2010. The increase in ATM income is a result of additional branch locations related to the 2010 failed bank acquisitions as well as an increase in deposits.

Nine months ended September 30, 2011 and 2010.  Noninterest income totaled $22.6 million for the nine months ended September 30, 2011, compared to $20.6 million for the nine months ended September 30, 2010.  The accretion of the FDIC receivable of $10.4 million comprised 46.4% of our noninterest income for the nine months ended September 30, 2011, compared to $11.7 million, or 57.2% of our noninterest income for the nine months ended September 30, 2010.  The decrease in the accretion income of the FDIC receivable is due to changes in assumptions during periodic re-estimations of expected cash flows, resulting in declines in projected losses on loans covered by loss share agreements with the FDIC.  Service charges on deposits of $4.2 million comprised 18.7% of our noninterest income for the nine months ended September 30, 2011, compared to $4.9 million, or 23.9% of our noninterest income, for the nine months ended September 30, 2010. Gain on FHLB stock redemptions of $1.7 million comprised 7.6% of our noninterest income for the nine months ended September 30, 2011.  There were no gains on FHLB stock redemptions for the nine months ended September 30, 2010.  The gains on FHLB stock redemptions resulted from discounts taken on acquired FHLB stock that was later redeemed at the full cost basis.  ATM income of $1.6 million comprised 6.9% of our noninterest income for the nine months ended September 30, 2011, compared to $1.4 million, or 7.0% of our noninterest income, for the nine months ended September 30, 2010.

Noninterest Expense

Three months ended September 30, 2011 and 2010.  Noninterest expense totaled $21.8 million for the three months ended September 30, 2011.  Salaries and employee benefits were our most significant noninterest expense totaling $12.3 million, or 56.4% of noninterest expense for the three months ended September 30, 2011.  Noninterest expense totaled $21.3 million for the three months ended September 30, 2010.  Salaries and employee benefits totaled $10.6 million, or 50.0% of noninterest expense for the 2010 period.  We believe we currently have higher than normal expenses for a typical commercial bank of like size, as a result of expenses associated with (a) the operation of our Special Assets Division, which services the problem assets acquired under the loss share agreements with the FDIC, (b) our Regulatory Relations Department, which manages our compliance with the FDIC loss share agreements, and (c) legal and professional fees related to our acquisitions of failed bank assets.

Federal deposit insurance premiums and fees were down $1.4 million during the three months September 30, 2011 period compared to 2010.  The change in deposit insurance premiums is a result of a change in the calculation of the assessment from deposits to assets and rate changes implemented by the FDIC.  Based on current FDIC assessment levels and the Company’s total assets as of September 30, 2011, we expect going forward, the quarterly regulatory fees to be less than $500,000.   Occupancy and equipment expenses were $2.0 million, or 9.2% of noninterest expense for the three months ended September 30, 2011, compared to $2.3 million, or 10.7% of noninterest expense for the 2010 period.

Legal and professional expenses were $1.8 million, or 8.1% of noninterest expense for the three months ended September 30, 2011, comprised of $574,000 in legal fees, $428,000 in accounting and audit fees and $756,000 of consulting and other professional fees.  Legal and professional expenses were $1.1 million, or 5.0% of noninterest expense for the three months ended September 30, 2010, comprised of $419,000 in legal fees, $322,000 in accounting and audit fees and $346,000 of consulting and other professional fees.  Our resolution efforts with respect to our covered assets and our acquisition activity have resulted in increased legal, consulting and professional expenses.  In 2011, we engaged a consulting company to implement a sophisticated cash flow projection model as a tool in calculating fair values and future cash flows on the covered loans acquired in FDIC-assisted acquisitions, which further increased our consulting and other professional fees.  Moreover, following the effective date of our registration statement on Form 10 on December 28, 2010, we are now obligated to file various reports required by the Exchange Act, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K.  As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before we became a reporting company.

Net costs of operations of other real estate owned were $2.0 million, or 9.2% of noninterest expense, for the three months ended September 30, 2011, and primarily related to other real estate covered by loss share agreements with the FDIC.  These costs include losses on sales of other real estate of $295,000 and expenses related to the management and collection of other real estate of $1.7 million.   Net costs of operations of other real estate owned were $2.9 million, or 13.6% of noninterest expense, for the 2010 period, and primarily related to other real estate covered by loss share agreements with the FDIC.  These costs include losses on sales of other real estate of $1.6 million and expenses related to the management and collection of other real estate of $1.3 million.  The decrease in other real estate owned expense is directly related to a reduction in covered other real estate owned volumes from one period to the next.  As management continues to work through and dispose of these covered nonperforming assets, the expense should continue to decline at a steady rate.  Under the loss share agreements, we record a portion of these covered losses and expenses in our statements of income (generally 20%) and we record the remaining 80% to the FDIC receivable.  Noninterest expense related to our non-covered other real estate continued to be a small portion of our net costs of operations of other real estate.

Nine months ended September 30, 2011 and 2010.  Noninterest expense totaled $66.3 million for the nine months ended September 30, 2011.  Salaries and employee benefits were our most significant noninterest expense totaling $35.9 million, or 54.1% of noninterest expense for the nine months ended September 30, 2011.  Noninterest expense totaled $60.4 million for the nine months ended September 30, 2010.  Salaries and employee benefits totaled $31.4 million, or 52.0% of noninterest expense for the 2010 period.  We believe we currently have higher than normal expenses for a typical commercial bank of like size, as a result of expenses associated with (a) the operation of our Special Assets Division, which services the problem assets acquired under the loss share agreements with the FDIC, (b) our Regulatory Relations Department, which manages our compliance with the FDIC loss share agreements, and (c) legal and professional fees related to our acquisitions of failed bank assets.

Federal deposit insurance premiums and fees were $1.8 million, or 2.8% of noninterest expense for the nine months ended September 30, 2011, compared to $3.9 million, or 6.4% of noninterest expense, for the 2010 period.  The change in deposit insurance premiums is a result of a change in the calculation of the assessment from deposits to assets and rate changes implemented by the FDIC.  Occupancy and equipment expenses were $5.9 million, or 8.9% of noninterest expense for the nine months ended September 30, 2011, compared to $6.4 million, or 10.6% of noninterest expense for the 2010 period.

Legal and professional expenses were $5.2 million, or 7.8% of noninterest expense for the nine months ended September 30, 2011, comprised of $1.5 million in legal fees, $1.2 million in accounting and audit fees and $2.5 million of consulting and other professional fees.  Legal and professional expenses were $2.7 million, or 4.4% of noninterest expense for the nine months ended September 30, 2010, comprised of $1.0 million in legal fees, $836,000 in accounting and audit fees and $797,000 of consulting and other professional fees.  Our resolution efforts with respect to our covered assets and our acquisition activity have resulted in increased legal, consulting and professional expenses.  In 2011, we engaged a consulting company to implement a sophisticated cash flow projection model as a tool in calculating fair values and future cash flows on the covered loans acquired in FDIC-assisted acquisitions, which further increased our consulting and other professional fees.  Moreover, following the effective date of our registration statement on Form 10 on December 28, 2010, we are now obligated to file various reports required by the Exchange Act, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K.  As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before we became a reporting company.

Net costs of operations of other real estate owned were $6.4 million, or 9.7% of noninterest expense, for the nine months ended September 30, 2011, and primarily related to other real estate covered by loss share agreements with the FDIC.  These costs include losses on sales of other real estate of $2.9 million and expenses related to the management and collection of other real estate of $3.5 million.   Net costs of operations of other real estate owned were $7.7 million, or

12.7% of noninterest expense, for the 2010 period, and primarily related to other real estate covered by loss share agreements with the FDIC.  These costs include losses on sales of other real estate of $4.1 million and expenses related to the management and collection of other real estate of $3.6 million.  The decrease in other real estate owned expense is directly related to a reduction in covered other real estate owned volumes from one period to the next.  As management continues to work through and dispose of these covered nonperforming assets, the expense should continue to decline at a steady rate.  Under the loss share agreements, we record a portion of these covered losses and expenses in our statements of income (generally 20%) and we record the remaining 80% to the FDIC receivable.  Noninterest expense related to our non-covered other real estate continued to be a small portion of our net costs of operations of other real estate.

Balance Sheet Review

General

At September 30, 2011, we had total assets of $2.7 billion, consisting principally of $1.4 billion in loans net of deferred fees and costs and the allowance for loan losses, $350.2 million in investment securities, $346.8 million in the FDIC receivable, $95.7 million in other real estate owned and $362.0 million in cash and cash equivalents.  Our liabilities at September 30, 2011 totaled $2.3 billion, consisting principally of $2.2 billion in deposits.  At September 30, 2011, our shareholders’ equity was $389.1 million.

Investments

Our investment portfolio serves as a source of liquidity and earnings and is also used to manage interest rate risk.  At September 30, 2011, the $350.2 million in our available-for-sale investment securities portfolio represented approximately 13.1% of our total assets.  Investment securities were down $55.4 million, or 13.7%, from December 31, 2010.  The decreased investment in securities reflects management’s current projections for both loan demand and the level of liquidity in the Bank’s traditional customer funding base.  Securities with carrying values of $71.0 million at September 30, 2011 were pledged to secure public deposits or pledged for other purposes.

U.S. government agency securities and agency mortgage-backed securities continued to be the main component of the portfolio, comprising 38.6% of the total at September 30, 2011.  As of September 30, 2011, $120.0 million, or 34.3% of our available-for-sale securities, were invested in non-agency mortgage-backed securities, compared to $61.0 million, or 15.0%, as of December 31, 2010.  We purchased these non-agency mortgage-backed securities at significant market discounts compared to par value.  The average life of the overall investment portfolio was 2.9 years at September 30, 2011 and would extend to 4.3 years assuming an immediate 300 basis-point increase in market rates, according to our third party bond accounting report.  At December 31, 2010, the portfolio’s estimated average life was 2.5 years.

Securities available for sale comprised 100% of the total investment portfolio at September 30, 2011.  Available-for-sale securities are carried at fair value, and the balance reported at September 30, 2011 reflected unrealized gains of $5.9 million and unrealized losses of $8.5 million.  The unrealized losses were related mainly to mortgage-backed securities and represented less than 4% of the total amortized cost of the underlying securities.  Note 4 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q provides information on the process followed by management to evaluate whether unrealized losses on securities, both those available for sale and those held to maturity, represent impairment that is other than temporary and that should be recognized with a charge to operations.  No value impairment was evaluated as other than temporary at September 30, 2011.

Following is a summary of our available for sale investment portfolio for the periods presented.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government-sponsored enterprises	$81,121	$82,364	$163,002	$163,681
Residential mortgage-backed securities — agency	32,166	33,474	40,892	41,673
Residential mortgage-backed securities — private	128,336	119,976	61,504	61,025
Collateralized mortgage obligations non-amortizing	98,846	101,746	125,146	127,955
State, county and municipals	11,992	12,299	9,490	9,555
Other investments	366	366	1,525	1,692
Total	$352,827	$350,225	$401,559	$405,581

The following table shows contractual maturities and yields on our investments at September 30, 2011.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Government- sponsored enterprises		Mortgage-backed securities		State, county and municipals		Other investments
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Maturity:
One year or less	$59,204.48%		$—	—	$2,095.70%		$—	—
After one year through five years	18,062	1.45%	—	—	1,539	1.96%	366	17.04%
After five years through10 years	1,822	4.17%	710	2.29%	676	5.95%	—	—
After 10 years	3,276	4.00%	254,486	3.41%	7,989	6.75%	—	—
Total	$82,364.89%		$255,196	3.41%	$12,299	5.04%	$366	17.04%

Loans

Loans receivable constitute our largest interest-earning asset.  Total loans outstanding at September 30, 2011 and December 31, 2010 were approximately $1.4 billion and $1.3 billion, respectively, after subtracting the allowance for loan losses and net unamortized loan origination fees.

Loans secured by real estate mortgages are the principal component of our loan portfolio.  Most of our real estate loans are secured by residential or commercial property.  We do not generally originate traditional long-term residential mortgages for the portfolio, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan.  Generally, loan-to-value ratios on loans are based on regulatory guidance per our loan policy guidelines.

We acquired the majority of our loans in our FDIC-assisted transactions.  As a result, the current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future.  We will attempt to maintain a relatively diversified loan portfolio to help reduce the risks inherent in concentrations in certain types of collateral.

We have planned for and expect that the size of our covered loan portfolio will decrease as covered loans are collected, charged-off, or the underlying collateral is foreclosed and sold.  Our covered loans may increase in the future if we acquire more failed banks from the FDIC in transactions that include loss share agreements.  Our non-covered loans will increase as we originate and purchase well-underwritten loans. Organic loan growth is loan growth in period to period balances of non-covered loans.  At September 30, 2011, our non-covered loans totaled

$650.3 million, or 45.8% of our total loan portfolio, compared to $342.8 million, or 26.8% of our total loan portfolio, at December 31, 2010.

The following tables summarize the composition of our loan portfolio at the dates presented:

	September 30, 2011				December 31, 2010
(dollars in thousands)	Covered Loans	Non- Covered Loans	Total Amount	% of Total	Covered Loans	Non- Covered Loans	Total Amount	% of Total

Commercial
Commercial and industrial	$40,380	$31,315	$71,695	5.1%	$87,590	$38,919	$126,509	9.9%

Real Estate
Mortgage	182,367	32,472	214,839	15.1%	191,444	23,255	214,699	16.8%
Commercial	353,417	443,649	797,066	56.1%	372,775	196,243	569,018	44.5%
Construction	179,753	111,255	291,008	20.5%	264,858	70,543	335,401	26.2%
Total real estate	715,537	587.376	1,302,913	91.7%	829,077	290,041	1,119,118	87.5%

Consumer
Consumer	14,185	31,621	45,806	3.2%	18,300	13,889	32,189	2.6%

Total gross loans receivable, net of deferred fees	$770,102	$650,312	$1,420,414	100.0%	$934,967	$342,849	$1,277,816	100.0%

Less — allowance for loan losses	(2,815)	(7,670)	(10,485)		—	(5,351)	(5,351)
Total loans, net	$767,287	$642,642	$1,409,929		$934,967	$337,498	$1,272,465

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

The following summarizes the loan maturity distribution by type and related interest rate characteristics at September 30, 2011:

(dollars in thousands)	One year or less	After one but within five years	After five years	Total

Commercial	$35,707	$31,913	$4,005	$71,625
Real estate	489,508	590,095	222,519	1,302,122
Consumer	7,571	35,407	3,689	46,667
Total gross loans	$532,786	$657,415	$230,213	$1,420,414

Gross loans maturing after one year with:
Fixed interest rates	$366,372
Floating or adjustable interest rates	521,256
Total loans	$887,628

FDIC Receivable for Loss Share Agreements

As of September 30, 2011, 54.2% of our outstanding principal balance of loans and 98.9% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses incurred in connection with those assets, compared to 81.8% of our outstanding principal balance of loans and 99.9% of our other real estate at December 31, 2010.  We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC.  The FDIC receivable for loss share agreements was $346.8 million as of September 30, 2011 and $494.4 million as of December 31, 2010.  Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable for loss share agreements.  Conversely, if realized losses are less than acquisition date estimates, the FDIC receivable for loss share agreements will be reduced.  The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts and the disposition of nonperforming assets.

Allowance for Loan Losses

We recorded the loans acquired in our FDIC-assisted acquisitions at their acquisition date fair values, which were based on expected cash flows and included an estimation of expected future credit losses.  As a result, the loans acquired are excluded from the calculation of the allowance for loan losses, however, periodically we review the expected cash flows on covered loans compared to the recorded investment of these loans and determine whether additional provision for loan losses is necessary based on this projection.

During the three and nine months ended September 30, 2011, we recorded provision for loan losses expense of $2.8 million and $3.3 million, respectively on our covered loans.  As of September 30, 2011, we recorded $451,000 of charge-offs on loans covered by loss share agreements with the FDIC, as a result of estimated cash flows that were less than the original estimates on these loans.

For our non-covered loans, we have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  We maintain the allowance at a level deemed appropriate by management to provide adequately for probable losses in our non-covered loan portfolio.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our non-covered loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned.

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

We assign loan risk grades based on a common set of parameters.  These parameters include debt to worth, liquidity of the borrower, net worth, experience in a particular field and other factors.  We also give weight to the relative strength of any guarantors on the loan.  We have an internal loan specialist and an independent third party loan review function dedicated to the review of loan files on a test basis to confirm the grading of each loan.

A significant portion of our non-covered loan portfolio has been booked within the last two years under stringent underwriting standards and has not experienced any significant losses to date.  Due to the lack of historical loss data, we use peer group data to determine an appropriate basis for historical losses.  As a result of the economic conditions present in the country in general and in our markets in particular, we believe the use of peer group data to develop loss estimates is appropriate until our non-covered loan portfolio ages and reaches a size that will yield its own loss characteristics.

Separately, we review all impaired non-covered loans to determine a specific allocation for each.  In our assessment of impaired loans, we consider the primary source of repayment when determining whether loans are collateral dependent.  We measure impairment of a loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  When management determines that a loan is impaired, the difference between our investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is established as a specific allowance.  For collateral-dependent impaired loans, we charge off such losses on a timely basis.

The following table summarizes the activity related to our allowance for loan losses related to our non-covered loans for the periods presented.

	Nine Months Ended September 30
(dollars in thousands)	2011	2010

Balance, at the beginning of period	$5,351	$2,524
Charge—offs:
Commercial
Commercial and industrial	104	—
Real Estate
Mortgage	25	—
Commercial	1,074	—
Construction	67	68
Total real estate	1,166	68
Consumer
Consumer	120	3
Total charge-offs	$1,390	$71
Recoveries:
Commercial
Commercial and industrial	7	—
Real Estate
Mortgage	—	—
Commercial	2	—
Construction	3	—
Total real estate	5	—
Consumer
Consumer	83	—
Total recoveries	$95	$—
Net charge-offs	1,295	71
Provision for loan losses	3,614	1,192
Balance, at end of period	$7,670	$3,645

Allowance for loan losses to non-covered loans receivable	1.18%	2.37%
Ratio of net charge-offs to non-covered loans outstanding	.20%	.01%

Allocation of Allowance for Loan Losses

The following tables present the allocation of the allowance for loan losses and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial
Commercial and industrial	$493	2.2%	$588	2.2%
Real Estate
Mortgage	415	2.3%	246	1.4%
Commercial	2,882	31.3%	1,803	10.6%
Construction	3,246	7.8%	2,252	3.9%
Total real estate	6,543	41.4%	4,301	15.9%
Consumer
Consumer	269	2.2%	223.8%
Nonspecific
Nonspecific	365	—	239	—
Total allowance for non-covered loans	7,670	45.8%	5,351	18.9%
Total allowance for covered loans	2,815	54.2%	—	81.1%
Total allowance for loan losses	$10,485	100.0%	$5,351	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more as to interest or principal and still accruing, troubled debt restructurings and other real estate owned, which is real estate acquired through foreclosure.  Nonaccrual loans are those loans on which we have discontinued recognition of interest income.  When management believes there is sufficient doubt as to the collectability of principal or interest on any loan, or generally when loans are 90 days or more past due, we discontinue the accrual of the applicable interest and designate the loan as “nonaccrual,” unless the loan is well secured and in the process of collection.  Management reviews past due loans on a monthly basis and will place certain loans on nonaccrual status at 60 days past due or earlier in some circumstances.  We apply interest payments received on nonaccrual loans against principal.  We return loans to an accrual status when factors indicating doubtful collectability on a timely basis no longer exist.  We record a provision for estimated losses if a subsequent decline in value occurs.

Loans covered by loss share agreements with the FDIC are considered performing income-earning assets that were originally recorded at fair market value based on the expected cash flows.   Management evaluates the cash flow projections periodically to determine if there is impairment. In the event of an impairment, loan loss expense is recorded.  Therefore, all covered loans are accreting income and considered performing loans.

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

We contract with a third-party property valuation company to order, obtain and review the appraisals prepared by a pre-approved third-party appraiser.  We conduct this process independently from our loan production staff.  Due to the current economic conditions and the number of nonperforming loans in our markets, there is often a 60 to 90 day period between the date we order an appraisal and the date we receive and review it.  Once the third-party property valuation company completes its review of the new appraisal, they provide it either to our Credit Administration Department (for non-covered loans) or the Special Assets Division (for covered loans).  For non-covered loans, we will record either a specific allowance or a charge-off against the allowance for loan losses if our review of the current appraisal or the new appraisal indicates a loss.  Subsequently, we will review our allowance and replenish it as required by our allowance for loan losses model.  For covered loans, an adjustment will be made to the recorded investment if our review of the current appraisal or new appraisal indicates impairment.  The need for a provision for loan loss expense will be determined during our periodic evaluation of the expected cash flows on these loans, at which time all loan activity is evaluated.

Partially charged-off collateral-dependent loans with an updated appraisal remain on nonaccrual status until the factors that previously indicated doubtful collectability on a timely basis no longer exist.  Specifically, we look at the following factors before returning a partially charged-off loan to performing status:  documented evidence of debt service capacity; adequate collateral; and a minimum of six months of receiving payments as agreed.

Loan modifications constitute a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider.  For loans that are considered troubled debt restructurings, we either compute the present value of expected future cash flows discounted at the original loan’s effective interest rate or, as a practical expedient, we may measure impairment based on the observable market price of the loan or the fair value of the collateral.  We record the difference between the carrying value and fair value of the loan as a valuation allowance.

The following tables set forth our nonperforming assets for the periods presented.

	At September 30, 2011			At December 31, 2010
(dollars in thousands)	Covered Assets	Non- Covered Assets	Total	Covered Assets	Non- Covered Assets	Total

Nonaccrual loans	$—	$2,088	$2,088	$—	$4,079	$4,079
Accruing loans 90 days or more past due	—	—	—	—	—	—
Troubled debt restructurings not included above	—	259	259	—	—	—
Total nonperforming loans	—	2,347	2,347	—	4,079	4,079
Other real estate owned	94,647	1,072	95,719	155,981	75	156,056
Total nonperforming assets	$94,647	$3,419	$98,066	$155,981	$4,154	$160,135

Nonperforming loans to total loans	.00%	.36%	.17%	.00%	1.19%	.22%
Nonperforming assets to total loans and other real estate owned	10.95%	.52%	6.47%	9.21%	1.21%	7.86%

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more as to interest or principal and still accruing, troubled debt restructurings and other real estate owned, totaled $98.1 million, or 3.7% of total assets at September 30, 2011, compared to $160.1 million, or 5.7% of total assets at December 31, 2010.  Of the $98.1 million in nonperforming assets at September 30, 2011, $94.6 million related to assets that are covered by loss share agreements with the FDIC.  Of the $160.1 million in non-performing assets at December 31, 2010, $156.0 million related to assets that are covered by loss share agreements with the FDIC.  Total nonperforming covered assets accounted for 96.5% of total nonperforming assets at September 30, 2011 and 97.4% of total nonperforming assets at December 31, 2010.

At September 30, 2011, we had approximately $54.6 million in potential problem loans, compared to $54.2 million at December 31, 2010.  Potential problem loans are those which have a potential weakness, and should the potential weakness continue and ultimately materialize, the ability of the borrower to comply with the present loan terms may be compromised.  At September 30, 2011 and December 31, 2010, substantially all of our potential problem loans were covered loans, with only $757,000 in non-covered potential problem loans at September 30, 2011.

Deposits

Total deposits at September 30, 2011 were $2.2 billion and at December 31, 2010 were $2.4 billion.  At September 30, 2011, noninterest-bearing accounts totaled $262.3 million, or 11.7% of total deposits, compared to $224.5 million, or 9.3% of total deposits, at December 31, 2010.  Time deposits totaled $460.2 million, or 23.2% of interest-bearing deposits, at September 30, 2011, compared to $626.9 million, or 28.5% of interest-bearing deposits, at December 31, 2010.  Of these time deposits, out of market brokered and wholesale time deposits totaled $15.7 million at September 30, 2011 and $51.3 million at December 31, 2010.  Money market and savings accounts totaled $1.2 billion, or 62.3% of interest-bearing deposits, at September 30, 2011, compared to $1.3 billion, or 58.1% of interest-bearing deposits, at December 31, 2010.

The following table shows the average balance amounts and the average rates paid on deposits we held for the periods presented.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$244,262.00%		$199,592.00%
Interest-bearing demand deposits	249,441.26%		239,795.71%
Savings and money market accounts	1,287,895.97%		1,064,404	1.86%
Time deposits less than $100,000	292,367	2.07%	414,005	2.00%
Time deposits greater than $100,000	233,425	2.09%	344,464	2.17%
Total deposits	$2,307,390	1.56%	$2,262,260	1.80%

The maturity distribution of our time deposits of $100,000 or more at September 30, 2011 was as follows:

(dollars in thousands)
Three months or less	$43,287
Over three through six months	44,639
Over six though twelve months	88,455
Over twelve months	34,853
Total	$211,234

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the nine months ended September 30, 2011 and the year ended December 31, 2010, and the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts for each period and the average interest rate that we paid for each borrowing source.  The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Ending	Period End	Maximum Month End	Average for the Period
(dollars in thousands)	Balance	Rate	Balance	Balance	Rate

At or for the nine months ended September 30, 2011:
Securities sold under agreement to repurchase	$6,145.10%		$7,463	$3,341.62%
Notes payable	2,542	9.35%	2,565	2,597	9.79%

At or for year ended December 31, 2010:
Securities sold under agreement to repurchase	$5,246.24%		$11,438	$6,135.44%

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns.  At September 30, 2011, we exceeded all minimum regulatory capital requirements as shown in the table below.  At September 30, 2011, our shareholders’ equity was $389.1 million, or 14.5% of total assets, compared to $359.3 million, or 12.7% of total assets, at December 31, 2010.  The primary factors affecting changes in shareholders’ equity was our net income and changes in accumulated other comprehensive income during 2011.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC.  The Federal Reserve Board (“FRB”) imposes similar capital regulations on bank holding companies.  To be considered “well capitalized” under capital guidelines, we must maintain total risk-based capital, Tier 1 capital and leverage ratios of 10%, 6% and 5%, respectively.  To be considered “adequately capitalized” under capital guidelines, we must maintain total risk-based capital of 8% and Tier 1 and leverage ratios of 4%.

The decrease in Tier 1 risk-based capital and total risk-based capital from December 31, 2010 to September 30, 2011, reflected increases in Tier 1, total regulatory capital and the risk-weighted assets and a decrease in average total assets used in the ratio calculations.  The increase in the Tier 1 capital was mainly a result of net income retained in the three quarters of 2011.  Total regulatory capital increase was a result of the increase in the allowance for loan losses on both covered and non-covered loans during 2011.  The increase in risk-weighted assets from December 31, 2010 is due in large part to the increase in our non-covered loan portfolio and the higher risk-weights applied to these loans compared to the covered loan portfolio, which continues to decline and carries lower risk-weights.

The following table shows the Bank’s and the Company’s regulatory capital ratios for the periods presented.

	Bank	Company	Bank	Company
	September 30, 2011	September 30, 2011	December 31, 2010	December 31, 2010

Leverage ratio	14.13%	14.16%	12.71%	12.77%
Tier 1 risk-based capital ratio	33.52%	33.62%	43.38%	43.56%
Total risk-based capital ratio	34.44%	34.54%	44.05%	44.23%

For all periods, the Bank was considered “well capitalized,” and we intend to maintain a capital level for the Bank that exceeds the FDIC requirements to be classified as a “well capitalized” bank.

The Company and the Bank have also executed a Capital Maintenance Agreement with the FDIC.  Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%.  The agreement terminates on December 31, 2013.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer for so long as the customer has not violated any material condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2011, unfunded commitments to extend credit were $252.6 million.  A significant portion of the unfunded commitments related to commercial real estate and land development and to consumer equity lines of credit.  Based on experience, we anticipate that a significant portion of these lines of credit will not be funded.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2011, there were commitments totaling approximately $4.0 million under letters of credit.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

We have entered into interest rate swap contracts with notional amounts totaling $36.3 million as of September 30, 2011, for the purpose of converting variable rate loans to fixed rate.  The fair value of the swaps amounted to approximately $656,000 as of September 30, 2011 and was recorded as a liability. There were no interest rate swap contracts during the 2010 period.   Note 10 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10Q provides additional information on these contracts.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows.  The following table presents our largest contractual obligations as of September 30, 2011.

	Payments Due by Period
(in thousands) Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating Lease Obligations	$19,982	$1,263	$2,866	$3,425	$12,428
Notes payable	2,542	—	—	—	2,542
Securities Repurchase Agreements	6,145	6,145	—	—	—
	$28,669	$7,408	$2,866	$3,425	$14,970

Operating lease obligations increased as a result of a newly executed lease agreement effective January 1, 2012 for office space in metro Atlanta.  The lease includes 56,000 square feet of office space over a term of 11 years.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds to meet the operating, capital and strategic needs of the Company and the Bank.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions.  Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of certainty.

The asset portion of the balance sheet provides liquidity primarily through loan and investment securities scheduled payments, maturities and repayments.  Cash and short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks are additional sources of funding.

At September 30, 2011, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $362.0 million, or 13.5% of total assets.  Our available for sale securities at September 30, 2011 amounted to $350.2 million, or 13.1% of total assets.  Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity.  We plan to meet our future cash needs through the generation of deposits and through collection of the FDIC receivable as we dispose of our covered loans and assets.  In addition, we receive cash on the maturity and sale of loans and the maturity of investment securities.  We maintain seven federal funds lines of credit with correspondent banks totaling $160.0 million.  We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes.  The FHLB requires that securities, qualifying mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances.  At September 30, 2011, we had no advances from the FHLB and a remaining credit availability of $25.9 million.  In addition, we maintain a line of credit with the Federal Reserve Bank of $48.7 million secured by certain loans in our loan portfolio.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arise from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business.  Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities.  The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse effects on earnings from changes in market interest rates.  Our financial risk committee monitors and considers methods of managing exposure to interest rate risk.  The financial risk committee is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

At September 30, 2011, approximately 74.2% of our loans will reprice or mature within one year.  Approximately 96.8% of our interest-bearing liabilities reprice or mature within one year.  However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities.  While a substantial portion of our loans reprice within the next three months a large majority of our deposits will also reprice within the same 3-month period.  Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities.  These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments.  Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates.  Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe that minimizes the changes in net interest income.

We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, the financial risk committee reviews, on at least a quarterly basis, our interest rate risk position. The primary tool used to analyze our interest rate risk and interest rate sensitivity is an earnings simulation model.

This earnings simulation model projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and rate sensitive liabilities will reprice, (3) the expected growth in various interest-earning assets and interest-bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) cash flow and accretion expectations from loans acquired in FDIC transactions, and (8) other relevant factors.  Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically models our change in net interest income assuming interest rates go up 100 basis points, up 200 basis points, down 100 basis points and down 200 basis points. For purposes of this model, we have assumed that the change in interest rates phase in over a 12-month period.  While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest-bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model’s projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2011. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in basis points)	% Change in Projected Baseline Net Interest Income
+200	(3.30)
+100	(1.55)
-100	(.21)
-200	Not meaningful

In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact to net interest income or to maximize the positive impact to net interest income. These actions may include, but are not limited to, restructuring of interest-earning assets and interest-bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans, leases and deposits.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of September 30, 2011, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit

10.1

Restricted Stock Agreement dated September 1, 2011 by and among Joseph W. Evans and State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation’s Current Report on Form 8-K filed on September 8, 2011)

10.2

Form of Restricted Stock Agreement dated September 1, 2011 (Pursuant to Instruction 2 of Item 601, one form of Restricted Stock Agreement has been filed which has been executed by Kim M. Childers, Stephen W. Doughty and J. Daniel Speight) (incorporated by reference to Exhibit 10.2 to State Bank Financial Corporation’s Current Report on Form 8-K filed on September 8, 2011)

10.3	Restricted Stock Agreement dated August 15, 2011 by and among Thomas L. Callicutt, Jr. and State Bank Financial Corporation

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (v)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Consolidate Financial Statements.(1)

(1)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date: November 14, 2011	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer

Exhibit List

10.1

Restricted Stock Agreement dated September 1, 2011 by and among Joseph W. Evans and State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation’s Current Report on Form 8-K filed on September 8, 2011)

10.2

Form of Restricted Stock Agreement dated September 1, 2011 (Pursuant to Instruction 2 of Item 601, one form of Restricted Stock Agreement has been filed which has been executed by Kim M. Childers, Stephen W. Doughty and J. Daniel Speight) (incorporated by reference to Exhibit 10.2 to State Bank Financial Corporation’s Current Report on Form 8-K filed on September 8, 2011)

10.3	Restricted Stock Agreement dated August 15, 2011 by and among Thomas L. Callicutt, Jr. and State Bank Financial Corporation

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (v)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Consolidate Financial Statements.(1)

(1)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.