Form 10-K
period 2011-12-31
STATE BANK FINANCIAL CORP
filed 2012-03-15
CIK 1497275

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission file number: 000-54056

STATE BANK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	27-1744232 (I.R.S. Employer Identification No.)
3399 Peachtree Road, NE, Suite 1900, Atlanta, Georgia (Address of principal executive offices)	30326 (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $517.5 million.

         The number of shares outstanding of the registrant's common stock, as of March 15, 2012 was 31,721,236.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

PART I

Item 1.    Description of Business.

General Overview

        State Bank Financial Corporation (the "Company") is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company (the "Bank"). The Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia. The Bank initially operated as a small community bank with two branch offices located in Dooly County, Georgia.

        On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. Since that date and through the date of this report, the Bank has acquired $3.9 billion in total assets and assumed $3.6 billion in deposits from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver, in twelve different failed bank acquisition transactions, including:

  •
  the six bank subsidiaries of Security Bank Corporation, Macon, Georgia on July 24, 2009;

  •
  The Buckhead Community Bank, Atlanta, Georgia on December 4, 2009;

  •
  First Security National Bank, Norcross, Georgia on December 4, 2009;

  •
  NorthWest Bank & Trust, Acworth, Georgia on July 30, 2010;

  •
  United Americas Bank, N.A., Atlanta, Georgia on December 17, 2010;

  •
  Piedmont Community Bank, Gray, Georgia on October 14, 2011; and

  •
  Community Capital Bank, Jonesboro, Georgia on October 21, 2011.

        In each of our acquisitions, the Bank entered into loss share agreements with the FDIC that cover certain of the acquired assets, including 100% of the acquired loans (except consumer loans with respect to our 2011 and 2010 acquisitions) and other real estate.

        As a result of the private offering and our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 23 full service branches throughout middle Georgia and metropolitan Atlanta. We offer a variety of community banking services to individuals and businesses within our markets. Our product lines include loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

        As of December 31, 2011, our total assets were approximately $2.7 billion, our total loans receivable were approximately $1.5 billion, our total deposits were approximately $2.3 billion and our total shareholders' equity was approximately $397 million. The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326. The Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210.

        Unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank and Trust Company, except that if the discussions relate to a period before July 23, 2010, these terms refer solely to State Bank and Trust Company. All references to the "Bank" refer to State Bank and Trust Company.

Acquisitions in 2011

  Piedmont Community Bank

        On October 14, 2011, the Bank assumed all of the deposits and acquired certain assets and liabilities of Piedmont Community Bank, Gray, Georgia from the FDIC, as receiver, under the terms of a purchase and assumption agreement between the Bank and the FDIC.

        Terms of the Piedmont Community Bank Purchase and Assumption Agreement.    Under the terms of the Piedmont Community Bank purchase and assumption agreement, we assumed $194.3 million of liabilities, including $98.0 million of retail deposits and $77.9 million of wholesale deposits, with no deposit premium paid. The liabilities assumed also included $17.8 million of Federal Home Loan Bank advances and $515,000 of other liabilities. We acquired approximately $199.6 million of the assets of Piedmont Community Bank, including $110.8 million in loans, net of unearned income, and $49.6 million of other real estate with a discount of $95.4 million of fair value adjustments. The assets acquired also included $69.7 million of cash and cash equivalents, securities, Federal Home Loan Bank stock and other assets, including the effect of the $36.5 million negative bid described in the following paragraph.

        In connection with the Piedmont Community Bank acquisition, we conducted due diligence on the Piedmont Community Bank loan portfolios and created financial models of the portfolios to determine expected losses, the costs of administering the portfolios and expected carrying costs and expenses. Based on this due diligence, we submitted a negative bid to the FDIC to purchase the assets of Piedmont Community Bank at a discount of $36.5 million in exchange for the Bank assuming substantially all of Piedmont Community Bank's deposits and certain other liabilities. We did not pay any deposit premium or other consideration. The negative bid represents an amount that we believed would be adequate to absorb our share of the probable losses and expenses relating to Piedmont Community Bank's loan portfolio, expected carrying costs for the nonperforming assets and the costs to manage those portfolios. Our judgment as to the adequacy of our negative bid is based on a number of assumptions about future events that we believe to be reasonable but which may or may not prove to be accurate. The terms of the Piedmont Community Bank purchase and assumption agreement provide for the FDIC to indemnify us against claims with respect to liabilities and assets of Piedmont Community Bank that we did not assume and with respect to certain other claims made after the acquisition.

        Piedmont Community Bank Loss Share Arrangements.    In connection with the acquisition of Piedmont Community Bank, we entered into two loss share agreements with the FDIC that collectively cover approximately $160.4 million of the acquired assets, including 100% of the acquired loans (with the exception of consumer loans) and other real estate. The first type of loss share agreement covers single-family residential mortgage loans (the "Single Family Loss Share Agreement") and the second type of loss share agreement covers construction, commercial real estate and commercial and industrial loans, other real estate owned and other commercial assets (the "Commercial Loss Share Agreement"). In this report, we refer to all of the loans and other real estate covered under loss share agreements as "covered assets." These loss share agreements with the FDIC afford the Bank significant protection against future losses on the acquired loans and other real estate owned.

        Under the terms of the loss share agreements for Piedmont Community Bank, the FDIC's obligation to reimburse us for losses with respect to covered assets begins with the first dollar of loss incurred. The FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the acquired loans and other real estate owned. The loss share agreements cover losses on single-family residential mortgage loans for 10 years and all other losses for five years (eight years for recoveries on nonresidential loans). The reimbursable losses from the FDIC are based on the book value of the relevant loans as determined by the FDIC at the date of the transaction. The loss share agreements do not cover new loans made after that date. In addition to the $95.4 million of fair value discounts on loans and other real estate owned, we recorded a $66.9 million indemnification asset from the FDIC as part of the loss share agreements.

  Community Capital Bank

        On October 21, 2011, the Bank assumed all of the deposits and acquired certain assets and liabilities of Community Capital Bank, Jonesboro, Georgia from the FDIC, as receiver, under the terms of a purchase and assumption agreement between the Bank and the FDIC. The Bank now operates one former Community Capital Bank branch in Jonesboro, Georgia.

        Terms of the Community Capital Bank Purchase and Assumption Agreement.    Under the terms of the Community Capital Bank purchase and assumption agreement, we assumed $161.5 million of liabilities, including $131.8 million of retail deposits and $23.5 million of wholesale deposits with no deposit premium paid. The liabilities assumed also included $5.0 million of Federal Home Loan Bank advances and $1.3 million of other liabilities. We acquired approximately $163.7 million of the assets of Community Capital Bank, including $108.8 million in loans, net of unearned income, and $13.0 million of other real estate with a discount of $71.3 million of fair value adjustments. The assets acquired also included $55.1 million of cash and cash equivalents, securities, Federal Home Loan Bank stock and other assets, including the effect of the $32.5 million negative bid we submitted to the FDIC described in the following paragraph.

        In connection with the Community Capital Bank acquisition, we conducted due diligence on the Community Capital Bank loan portfolios and created financial models of the portfolios to determine expected losses, the costs of administering the portfolios and expected carrying costs and expenses. Based on this due diligence, we submitted a negative bid to the FDIC to purchase the assets of Community Capital Bank at a discount of $32.5 million in exchange for the Bank assuming substantially all of Community Capital Bank's deposits and certain other liabilities. We did not pay any deposit premium or other consideration. The negative bid represents an amount that we believed would be adequate to absorb our share of the probable losses and expenses relating to Community Capital Bank's loan portfolio, expected carrying costs for the nonperforming assets and the costs to manage those portfolios. Our judgment as to the adequacy of our negative bid is based on a number of assumptions about future events that we believe to be reasonable but which may or may not prove to be accurate. The terms of the Community Capital Bank purchase and assumption agreement provide for the FDIC to indemnify us against claims with respect to liabilities and assets of Community Capital Bank that we did not assume and with respect to certain other claims made after the acquisition.

        Community Capital Bank Loss Share Arrangements.    The Bank entered into two loss share agreements with the FDIC that collectively cover approximately $121.8 million of Community Capital Bank's assets, including 100% of the acquired loans (with the exception of consumer loans) and other real estate, similar to the loss share agreements described above for Piedmont Community Bank. The FDIC agreed to assume 80% of losses and share 80% of loss recoveries on the acquired loans and other real estate owned. In addition to the $71.3 million of fair value discounts on loans and other real estate owned, we recorded a $48.4 million indemnification asset from the FDIC as part of the loss share agreements.

        In this annual report on Form 10-K, we refer to each of the twelve financial institutions we have acquired pursuant to FDIC-assisted transactions, including Piedmont Community Bank and Community Capital Bank, collectively as the "Acquired Banks"; and we refer to the indemnification assets associated with the FDIC loss share agreements related to the Acquired Banks as the "FDIC receivable."

Strategic Plan

        As a result of our twelve FDIC-assisted acquisitions since July 2009, and the fair value discounts associated with each acquisition, we anticipate that a significant portion of our revenue over the next two years will be derived from the continued realization of accretable discounts on the loans that we purchased. For example, for the year ended 2011, we recognized $127.6 million of income, or 61.2% of our total revenue for the year, from the realization of accretable discounts on acquired loans and the FDIC receivable. (See below "Lending Activities—General" for an explanation of "accretable discounts.") Additionally, we have incurred, and expect to continue to incur, significantly higher noninterest expenses than many of our peer banks. These additional expenses are primarily due to the costs associated with staffing and operating our Special Assets Division, which manages the nonperforming assets acquired from the FDIC, and our Regulatory Relations Department, which manages compliance with our loss share agreements.

        As noted above, we have created a Special Assets Division and a Regulatory Relations Department to manage our problem assets and compliance with the loss share agreements with the FDIC. These departments are staffed with bankers with experience in debt restructuring, loan collection and recovery, real estate appraisal and evaluation and regulatory compliance. The Special Assets Division works to resolve or liquidate those acquired assets that are nonperforming, while the Regulatory Relations Department monitors compliance under the loss share agreements with the FDIC.

        In the short term, we expect that the resolution of our nonperforming assets acquired under the loss share agreements that we entered into with the FDIC in connection with the acquisitions of the Acquired Banks will result in decreasing loan balances as our Special Assets Division works to reduce and resolve these nonperforming assets and, when necessary, liquidate the real estate collateral associated with these loans. We are also seeking to expand our loan portfolio through traditional community bank lending, the purchase of select loan portfolios, whole loans and loan participations from correspondent banks and specialty lending, including loans acquired and marketed by the FDIC from failed banks. We will also consider the purchase of select lines of business that complement our existing operations.

        To achieve our goals, we have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture. The members of our management team have close ties to, and are actively involved in, the communities in which we operate, which is critical to our relationship banking focus. In addition, we have completed the integration of the banks acquired in our 2009 and 2010 acquisitions, and we believe our senior management team has implemented the necessary infrastructure to allow us to integrate effectively Piedmont Community Bank and Community Capital Bank into our operations, as well as future acquisitions, and successfully manage the covered assets we manage under loss share agreements with the FDIC.

Our Market Area

        Our primary market areas are middle Georgia (including Macon) and metropolitan Atlanta. In addition to our administrative offices located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326, we operate 23 full service banking offices and a representative office at 3399 Peachtree Road, N.E., Suites 1800, 1900 and 2000. Our current banking market consists of Bibb, Clayton, Cobb, Dooly, Houston, Fulton, Gwinnett and Jones Counties, Georgia.

        The following table shows key demographic information about our market areas:

Market Area	Deposits at December 31, 2011	Deposits in Market Area(1)	2010 Population(2)	2010-2015 Projected Population Growth(2)	2010 Median Household Income(2)	2010-2015 Projected Growth in Household Income(2)
	(in thousands)	(in thousands)
Middle Georgia
Bibb	$742,832	$2,647,548	155,804	(.03)%	$43,950	14.86%
Dooly	25,147	179,494	11,499	(1.47)	32,741	10.07
Houston	280,741	1,279,679	139,553	8.41	55,574	11.81
Jones	228,851	329,993	28,087	4.40	51,077	12.23
Metro Atlanta
Clayton	$81,029	$1,493,540	283,358	6.78%	$54,664	12.21%
Cobb	69,836	9,808,628	717,088	5.66	76,904	14.28
Fulton	774,642	63,087,267	1,047,825	11.80	65,588	17.88
Gwinnett	95,387	11,169,945	832,544	9.99	81,904	17.00

Source: SNL Financial, except where otherwise noted.

(1)
Deposit data is for banks and thrifts only and does not include credit unions.

(2)
Source: ESRI, as provided by SNL Financial. Demographic data is provided by ESRI based primarily on U.S. Census data. For non-census year data, ESRI uses samples and projections to estimate the demographic data.

Competition

        The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, structure, terms and, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of products and services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate in our market areas and elsewhere.

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as SunTrust, Bank of America, Wells Fargo, and BB&T. These institutions offer some services, such as extensive and established branch networks and more complex financial products, that we do not provide. In addition, many of our nonbank competitors are not subject to the same extensive governmental regulations applicable to bank holding companies and federally insured banks such as ours.

Loss Share Resolution

        Our twelve FDIC-assisted acquisitions significantly expanded our asset and liability base. As of December 31, 2011, 53.7% of the outstanding principal balance of our loans was covered by loss share agreements with the FDIC. Because of the loss protection provided by the FDIC, the risks associated with the loans and foreclosed real estate we acquired in the FDIC-assisted acquisitions are significantly different from the risks associated with our loans and foreclosed real estate that are not covered under the FDIC loss share agreements. As stated before, where applicable, we refer to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "noncovered loans." As of December 31, 2011, our covered loans totaled $812.2 million, and our noncovered loans totaled $701.0 million. Given the FDIC loss share protection for our covered loans, our business model since July 24, 2009, and for the immediate future, relies heavily on our loss share resolution business and on the income generated from the remediation and disposal of the assets we acquired from the FDIC, rather than on interest earned on loans and other assets like a traditional community bank.

        Both the Commercial Loss Share Agreement and the Single Family Loss Share Agreement for each of our acquisitions contain specific terms and conditions regarding the management of the covered assets that we must follow to receive reimbursement on losses from the FDIC. In general, under the loss share agreements, we must:

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

  •
  use commercially reasonable efforts to maximize recoveries with respect to losses on single family shared-loss loans and use our best efforts to maximize collections with respect to shared-loss assets under the Commercial Loss Share Agreement;

  •
  retain sufficient staff to perform the duties under the loss share agreements;

  •
  adopt and implement accounting, reporting, record-keeping and similar systems with respect to the Commercial Loss Share Agreement;

  •
  comply with the terms of the modification guidelines approved by the FDIC or another federal agency for any single-family shared-loss loan; and

  •
  file quarterly certificates with the FDIC specifying the amount of losses, charge-offs and recoveries.

        To ensure compliance with the terms and conditions of the loss share agreements, several of our departments work together to monitor, manage and administer the different aspects of the loss share agreements.

        Our Credit Administration Department supervises the management of performing covered loans. Our personnel use loan approval sheets to approve all new loans and renewals. These loan approval sheets require credit personnel completing the form to indicate whether or not the loan is covered under loss share. We have trained our credit personnel to watch for any issues that could remove a loan from loss share protection and to contact the Regulatory Relations Department (described below) with any concerns. In such an event, the Regulatory Relations Department reviews the situation and, if necessary, obtains advice from appropriate FDIC personnel.

        We have also created a Special Assets Division comprised of bankers with extensive experience working with borrowers in distressed situations to manage the portion of the covered asset portfolio that consists of sub-performing loans, nonperforming loans and other real estate owned. The immediate objective of the Special Assets Division is to remediate the problem covered assets to a satisfactory level of performance or, when that cannot be achieved, liquidate the collateral securing a loan in a manner to minimize the loss to the Bank and the FDIC. The Special Assets Division Finance Department, working closely with the remainder of the Special Assets Division, manages and tracks all expenses and losses on covered assets and reports these expenses and losses to the FDIC for reimbursement on a quarterly basis, as applicable. The FDIC typically reimburses us for our reported losses and expenses within 30 to 40 days after submission.

        We monitor compliance with the loss share agreements through the Regulatory Relations Department, a subpart of the Bank's Risk Management Division. Specially trained personnel within the Regulatory Relations Department are responsible for reviewing the management of our covered assets to ensure full compliance with the loss share agreements.

Lending Activities

  General

        We offer a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans and consumer loans. Our customers are generally individuals, owner-managed businesses, farmers, professionals, real estate investors and smaller community banks within our market areas. At December 31, 2011, the outstanding principal balance less acquisition discounts of our loan portfolio, net of deferred loan fees, was $1.5 billion. After subtracting the allowance for loan losses, we had total loans of $1.4 billion, representing 69.2% of our total earning assets.

        We recorded the loans we acquired in each of our FDIC-assisted acquisitions at their estimated fair values on the date of each acquisition. We calculated the fair value of loans by discounting scheduled cash flows through the estimated maturity date of the loan, using estimated market discount rates that reflect the credit risk inherent in the loan. We refer to the excess cash flows expected at acquisition over the estimated fair value as the "accretable discount." The accretable discount is recognized as interest income over the remaining life of the loan. The "nonaccretable discount" is the difference, calculated at acquisition, between contractually required payments and the cash flows expected to be collected. We expect to have sufficient nonaccretable discounts to cover our estimated losses on the covered assets.

        At December 31, 2011, our loan portfolio was comprised of the following:

	Loans(1)
(dollars in thousands)	2011	% of Loans
Residential real estate	$228,084	15.1%
Commercial real estate-construction	310,870	20.5%
Commercial real estate-other	860,533	56.9%
Commercial and industrial	69,892	4.6%
Consumer and other	43,804	2.9%

	1,513,183	100.0%

Allowance for loan losses:
Noncovered	(10,207)
Covered	(59,277)

	$1,443,699

(1)
At December 31, 2011, 53.7% of the outstanding principal balance of our loans was covered by loss share agreements with the FDIC. For more information please see Note 4 in the audited consolidated financial statements.

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

        At December 31, 2011, loans secured by first or second mortgages on real estate comprised approximately $1.1 billion, or 72.0%, of our loan portfolio. Of these loans, 52.0% are covered by loss share agreements with the FDIC. These loans generally fall into one of two categories: residential real estate loans or commercial real estate loans.

  •
  Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically originate these loans for third-party investors. At December 31, 2011, residential real estate loans amounted to $228.1 million, or 15.1% of our loan portfolio, of which home equity loans totaled $63.6 million, or 27.9% of the residential real estate loan portfolio.

  •
  Commercial Real Estate Loans.  At December 31, 2011, commercial real estate loans amounted to $860.5 million, or approximately 56.9% of our loan portfolio. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.

  Real Estate Construction and Development Loans

        At December 31, 2011, real estate construction and development loans amounted to $310.9 million, or approximately 20.5% of our loan portfolio. Of these loans, 60.9% are covered by loss share agreements with the FDIC. We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent lease-up and/or sale of the property. Specific risks include:

  •
  cost overruns;

  •
  mismanaged construction;

  •
  inferior or improper construction techniques;

  •
  economic changes or downturns during construction;

  •
  a downturn in the real estate market;

  •
  rising interest rates which may prevent sale of the property; and

  •
  failure to lease-up or sell completed projects in a timely manner.

        We attempt to reduce the risks associated with construction and development loans by obtaining personal guarantees, as appropriate, and by keeping the loan-to-value ratio of the completed project within regulations as promulgated by both the FDIC and the Department of Banking and Finance.

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

  •
  owner-occupied consumer, which is a loan to an individual who intends to occupy the finished home; and

  •
  nonowner-occupied commercial (speculative), which is a loan to a commercial entity intending to lease or sell the finished home.

        We make commercial land loans to commercial entities for the purpose of financing land on which to build a commercial project. These loans are for projects that typically involve small-and medium-sized single and multi-use commercial buildings.

        We make commercial construction loans to the borrower for the purpose of financing the construction of a commercial development. These loans are further categorized depending on whether the borrower intends (a) to occupy the finished development (owner-occupied) or (b) to lease or sell the finished development (nonowner-occupied).

  Commercial and Industrial Loans

        At December 31, 2011, commercial and industrial loans amounted to $69.9 million, or 4.6% of our total loan portfolio. Of these loans, 55.5% are covered by loss share agreements with the FDIC. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas. While these loans may have real estate as partial collateral, many are secured by various other assets of the borrower including but not limited to accounts receivable, inventory, furniture, fixtures, and equipment. Our underwriting and management of the credit take into consideration the fluid nature of receivables and inventory collateral, where appropriate. The repayment analysis includes the cash conversion cycle, historical cash flow coverage, the predictability of future cash flows, together with the overall capitalization of the borrower.

  Consumer and Other Loans

        At December 31, 2011, consumer and other loans amounted to $43.8 million, or 2.9% of our loan portfolio. Of these loans, 40.5% are covered by loss share agreements with the FDIC. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, balance sheet composition, past credit history and the availability and value of collateral. Consumer loan interest rates are both fixed and variable. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate.

  Loan Approval

        Certain credit risks are inherent in making loans. These include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. We employ consistent analysis and underwriting to examine credit information and prepare underwriting documentation. We monitor and approve exceptions to policy as required, and we also track and address document exceptions.

        Our loan approval policy contains modest officer lending limits, with approval concurrence from experienced credit risk managers required as the size of the transaction and relationship exposure increases. Generally, a lender must seek concurring approval from a Credit Officer to approve relationship debt of up to $2 million. Relationship debt that totals between $2 million and $6 million requires approval of two or more Credit Officers who are also members of our loan committee. Our loan committee is composed of the Bank's Chief Credit Officer, Executive Banking Officer, Senior Credit Officer, Regional Credit Officers and Correspondent Banking Manager. Relationship debt between $6 million and $20 million must be approved by the loan committee. We maintain a single borrower internal lending limit of $20 million, of which no more than $5 million may be unsecured. Our single transaction limit is $10 million. The board of directors has authorized our loan committee to exceed the established house limit on rare exception. In no event will any relationship's total credit exposure be allowed to exceed $40 million with no more than $10 million unsecured. Any time a single transaction exceeds $10 million or a relationship's total credit exposure exceeds $20 million, approval of our executive officers is required. All loans requiring executive officer approval are reported to the board of directors at the next monthly meeting. As a bank policy, we do not make loans to any director, officer at the Senior Vice President level or above, or principal shareholder, or the related interests of each.

  Credit Administration and Loan Review

        All loans are rated at inception according to the Bank's 9 point credit grading system. The credit rating for consumer relationships is adjudicated through Centralized Consumer Underwriting. The credit rating for commercial relationships is recommended by the Relationship Manager and adjudicated by the appropriate approving authority. It is the responsibility of the Relationship Manager to assess the accuracy of the credit ratings assigned to relationships with total credit exposure greater than $50,000 within his or her portfolio on an on-going basis. Relationship Managers are not required to reassess credit ratings for relationships with total credit exposure less than $50,000. The credit rating on loans less than $50,000 will remain unchanged unless the loan is part of a larger relationship. As such, the primary review mechanism for managing these loans is the past due report. Credit Administration uses the past due report quarterly to identify those loans that are less than $50,000 and are over 60 days past due. This group of loans is treated as substandard and reserved as a homogeneous pool, subject to the appropriate loss factor within the quarterly noncovered allowance for loan losses analysis.

        Events that trigger reassessment of the relationship's credit rating include past due status, noncompliance with financial or reporting covenants, review of financial information, or changes in the primary collateral securing the loan.

        To ensure Relationship Managers reassess credit ratings on relationships with total credit exposure greater than $50,000 periodically, Credit Administration facilitates a process in which Relationship Managers affirm the accuracy of the credit ratings assigned within their portfolios. This process is currently conducted on a quarterly basis and is referred to as the Quarterly Affirmation process.

        The Bank has developed loan approval sheets to document and track approved credit actions on all loans, whether covered by loss share or not. When a borrower is seeking an advance, amendment, modification, renewal or extension with respect to a covered loan, we first evaluate the covered loan as we would any other loan and seek to make the right banking decision. We then determine whether the terms, rates and collateral are in line with our loan policy and whether the customer demonstrates the ability to repay the loan. This helps ensure that the Bank is administering loss share assets in a similar manner assets not covered by loss share agreements.

        The FDIC completed the Bank's most recent loss share compliance examination on June 17, 2011.

        Through various management reports and processes, Credit Administration assesses portfolio trends, concentration risk, and other loan portfolio measurements to gauge the systemic risk that may be inherent in our lending practices and procedures.

        Loan review activity was primarily coordinated by the Bank's internal loan review specialist and conducted by a contracted third party loan review firm. The third party loan review firm conducted four loan reviews during 2011. The scope of the four reviews varied, but was risk-based on those areas of highest perceived risk in both the noncovered and covered loan portfolios. Total noncovered loan review penetration as of December 31, 2011 represented $198 million or approximately 28.2% of the gross noncovered portfolio prior to any fair market value adjustment. Total covered loan review penetration for the same period represented $433 million or approximately 53.3% of the gross covered portfolio prior to any fair market value adjustment. The objective of each review was to assess the following loan administration factors: the accuracy of risk ratings; adherence to applicable regulations and bank policies; documentation exceptions; and potential loan administration deficiencies. The third party loan review firm noted the Bank's underwriting and loan portfolio management was adequate. Loan administration was satisfactory with recommendations noted for certain areas of collateral and financial statement tracking. Management has implemented an action plan to address such recommendations.

        In 2012, internal loan review activity will be increased by adding a new Director of Loan Review and internal loan review staff. However, the Bank's loan review efforts will continue to be supplemented by a contracted third party loan review firm. The scope for all loan review activity will continue to be risk-based, concentrating on those areas with the highest perceived risk.

  Lending Limits

        Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the Bank's capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2011, our legal lending limits were approximately $42.6 million (15%) and $71.0 million (25%), respectively, and we maintained an internal lending limit of $10.0 million unsecured and $40.0 million secured. We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits. In the current economic environment, however, it has been difficult to sell participations to other financial institutions. As market conditions improve and banks are in need of loan growth however, we expect to be able to sell participations in soundly underwritten loans.

Deposit Products

        We offer a full range of deposit services that are typically available in most banks and savings institutions, including checking accounts, commercial accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. Transaction accounts and time deposits are tailored to and offered at rates competitive to those offered in our primary market areas. In addition, we offer certain retirement account services. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure will assist us in obtaining deposits from local customers in the future. Our total retail deposits outstanding at December 31, 2011 were approximately $2.3 billion, or 99.4% of our total deposits.

Employees

        As of December 31, 2011, we had 575 full-time employees and 30 part-time employees for a total of 605 employees.

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

Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises

        Markets in the United States and elsewhere have experienced extreme volatility and disruption since the inception of the global financial crisis. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following regulatory and governmental actions have been enacted.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

        On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which, among other things, changed the oversight and supervision of financial institutions, introduced minimum capital requirements, created a new federal agency to regulate consumer financial products and services and implemented changes to corporate governance and compensation practices. The act is focused in large part on the financial services industry, particularly large bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that affect us, including:

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

  •
  Deposit Insurance Modifications.  The act modified the FDIC's assessment base upon which deposit insurance premiums are calculated. The new assessment base equals our average total consolidated assets minus the sum of our average tangible equity during the assessment period.

    The act also makes permanent the increase in maximum federal deposit insurance limits from $100,000 to $250,000.

  •
  Creation of New Consumer Protection Bureau.  The act created a new Bureau of Consumer Financial Protection within the Federal Reserve with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection has broad rule-making authority for a wide range of consumer protection laws that apply to all insured depository institutions. The Bureau of Consumer Financial Protection has examination and enforcement authority over all depository institutions with more than $10 billion in assets. Depository institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable bank regulators.

  •
  Executive Compensation and Corporate Governance Requirements.  The act requires us to include, at least once every three years, a separate nonbinding "say on pay" vote in our proxy statement by which shareholders may vote on the compensation of our named executive officers. In addition, the act also includes provisions that may impact our corporate governance. For instance, the act grants the SEC authority to issue rules that allow shareholders to nominate directors by using the company's proxy solicitation materials and requires the SEC to adopt rules:

  •
  prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and

  •
  requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material noncompliance with financial reporting requirements.

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

        When fully phased in on January 1, 2019, Basel III will require banks to maintain (a) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (b) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (c) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (d) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

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

        The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in unconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

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

  •
  leasing personal or real property;

  •
  operating a nonbank depository institution, such as a savings association;

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

        In addition, the Company and the Bank have also executed a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. If at any time during the term of the agreement the Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company shall immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively.

  Capital Requirements

        The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under "State Bank and Trust Company—Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "State Bank and Trust Company—Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

        All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency and their state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

        Under the terms of our Capital Maintenance Agreement with the FDIC, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013.

        If the FDIC determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the FDIC is authorized to reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the "national rate" paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The "national rate" is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the "national rate" can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market areas.

        Moreover, if the institution becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The institution also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless it is determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and the loss of its charter to conduct banking activities.

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

        As of December 31, 2011, the Bank's regulatory capital surpassed the levels required to be considered "well capitalized" and met the requirements of the Capital Maintenance Agreement with the FDIC.

  Transactions with Affiliates and Insiders

        The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its nonbank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of the Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

        Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

        Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

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

        The Bank's policy is to not extend credit to its officers, directors, certain principal shareholders and their related interests.

  Branching

        Under current Georgia law, we may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank will be able to acquire branches of existing banks located in Georgia. Furthermore, the Dodd-Frank Act authorizes a state or national bank to branch into any state as if they were chartered in that state. We must obtain prior approval in order to establish banking operations outside of our principal geographic markets.

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

  Finance Subsidiaries

        Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

  Enforcement Powers

        The Bank and its "institution-affiliated parties," including its management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,375,000 a day for those violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

  Anti-Money Laundering

        Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed in 2006, as described below. Bank regulators routinely examine institutions for compliance with these obligations and are required immediately to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

  USA PATRIOT Act

        The USA PATRIOT Act became effective on October 26, 2001, and amended the Bank Secrecy Act. The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

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

        Under the USA PATRIOT Act, the Federal Bureau of Investigation (the "FBI") can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

  The Office of Foreign Assets Control

        The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze the account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

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

  Payment of Dividends

        The Company is a legal entity separate and distinct from its subsidiary. While there are various legal and regulatory limitations under federal and state law on the extent to which our Bank can pay dividends or otherwise supply funds to the Company, the principal source of the Company's cash revenues is dividends from the Bank. The relevant federal and state regulatory agencies also have authority to prohibit a bank or bank holding company, which would include the Company and the Bank, from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

        In addition, under the Georgia Department of Banking and Finance's letter dated July 24, 2009, issuing its approval of the Interagency Notice of Change in Control filing with respect to the Bank, for a period of three years after consummation of the change in control transaction, the Bank must also obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company. On November 28, 2011, the Georgia Department of Banking and Finance approved the Bank's application to dividend $15.0 million to the Company, which was effected on December 1, 2011. In addition, during the first three years of the Company's operations, the Company may not pay dividends without the prior written approval of the Georgia Department of Banking and Finance.

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

        Due to the large number of bank failures over the past four years, and in conjunction with the FDIC's Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009 that raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution's assessment base for the second quarter of 2009. In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.

        In December 2010, the FDIC set the designated reserve ratio of the Deposit Insurance Fund to 2.0% of insured deposits. The reserve ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on insured depository institutions with consolidated assets of less than $10 billion. On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. The final rule also adopts a "scorecard" assessment scheme for financial institutions with more than $10 billion in assets. Both changes in the assessment system were effective as of April 1, 2011 and were payable at the end of September 2011.

        The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, remain insured for a period of six months to two years, as determined by the FDIC.

  Limitations on Incentive Compensation

        In June 2010, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency and the Office of Thrift Supervision issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

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

Item 1A.    Risk Factors.

        Our business is subject to certain risks, including those described below. If any of the events described in the following risk factors actually occurs, then our business, results of operations and financial condition could be materially adversely affected. More detailed information concerning these risks is contained in other sections of this report, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Related to Our Business

Ongoing negative pressure in the financial industry and the current economic environment poses significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

        We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Ongoing negative developments in the global currency, debt, credit, and securitization markets have resulted in uncertainty in the financial markets in general, and the economy continued to be weak through 2011, both nationally and in our Georgia markets. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions, and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.

        Financial institutions like ours have been, and may continue to be, affected by sharp declines in the real estate market, including falling home prices and increasing delinquencies, foreclosures and increased unemployment. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. Those concerns have led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. We do not expect these difficult conditions to dramatically improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects on us.

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

        As of December 31, 2011, approximately 91.8% of our noncovered loan portfolio (those loans not covered by loss share agreements with the FDIC) was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The ongoing negative developments in the financial industry and economy as a whole have adversely affected the real estate market values generally and in our market areas in Georgia specifically and may continue to decline. For example, based on information gathered by CoStar Group, Inc., commercial real estate property values in the Atlanta market have decreased from January 1, 2008 through December 31, 2011 as follows: office values decreased by 50.1%; retail values decreased by 31.2%; and industrial values decreased by 29.8%. The majority of our noncovered loans were originated after September 2009. From September 2009 through December 31, 2011, similar declines in commercial real estate property occurred: office values decreased by 51.4%; retail values decreased by 27%; and industrial values decreased by 32.1%. As of December 31, 2011, approximately 86.3% of our noncovered loan portfolio consists of loans secured by commercial real estate, comprising $605.2 million of total loans, with approximately 34.1% of the commercial real estate property underlying those loans being located in our Atlanta market.

        A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive on the sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our profitability and financial condition may be adversely affected. As of December 31, 2011, approximately 48.3% of the property underlying our noncovered real estate loans is located in our Atlanta and Middle Georgia markets.

If, over the next two to three years, we are unable to replace the revenue we expect to derive from the continued realization of accretable discounts on our acquired loans and the FDIC receivable with new loans and other earning assets, our financial condition and earnings may be adversely affected.

        As a result of the twelve FDIC-assisted acquisitions we have made and the negative purchase price associated with each acquisition, we anticipate that a significant portion of our income over the next two to three years will be derived from the continued realization of accretable discounts on the loans that we purchased in our FDIC-assisted acquisitions and from the FDIC receivable. For the year ended December 31, 2011, we recognized $127.6 million of income, or 61.2% of our total revenue for the year, from the realization of accretable discounts on our acquired loans and the FDIC receivable. The accretable discount on the acquired loans will be recognized into interest income over the estimated life of the covered loan portfolio. Furthermore, the discount recorded on the FDIC receivable will be accreted into noninterest income using the level yield method over the estimated life of the receivable. During the period, if we are unable to replace our acquired loans and the related accretion with new performing loans and other earning assets due to a decline in loan demand, competition from other financial institutions in our markets or if current economic conditions continue or further deteriorate, our financial condition and earnings may be adversely affected.

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

        Our acquisition activities could be material and could require us to use a substantial amount of common stock, cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

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

We may be exposed to difficulties in combining the operations of acquired institutions, including the twelve banks we have already acquired from the FDIC, into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

        We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities, including our acquisitions of the twelve banks we acquired from the FDIC, as receiver. Inherent uncertainties exist in integrating the operations of an acquired institution. In addition, the markets in which we and our potential acquisition targets operate are highly competitive. We may lose existing customers, or the customers of an acquired institution, as a result of an acquisition. We also may lose key personnel from the acquired institution as a result of an acquisition. We may not discover all known and unknown factors when examining an institution for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences. Undiscovered factors as a result of an acquisition could bring civil, criminal and financial liabilities against us, our management and the management of the institutions we acquire. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all.

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

        Our success largely depends on the continued service and skills of our existing management team, including Joseph W. Evans, our Chairman and Chief Executive Officer, J. Daniel Speight, Jr., our Vice Chairman and Chief Operating Officer, Kim M. Childers, our President, Chief Credit Officer and Executive Risk Officer, Stephen W. Doughty, our Executive Banking Officer, and Thomas L. Callicutt, Jr., our Executive Vice President and Chief Financial Officer, as well as other key employees with long-term customer relationships. Our growth strategy is built primarily on our ability to retain employees with experience and business relationships within their respective segments. The loss of one or more of these key personnel could have an adverse effect on our business because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel.

Our management team's strategies for the enhancement of shareholder value may not succeed.

        Our management team is taking actions to enhance shareholder value, including consolidating operation centers, reviewing personnel, assembling new product teams, and reviewing purchases of performing loans from the FDIC and others, and continuing to review FDIC-assisted acquisition opportunities on a whole bank and deposit only basis. These actions may not enhance shareholder value.

FDIC-assisted acquisition opportunities may not become available to us, and increased competition may make it more difficult for us to bid on failed bank transactions on terms we consider to be acceptable.

        Our near-term business strategy includes consideration of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-sharing arrangements with the FDIC that limit the acquirer's downside risk on the purchased loan portfolio, and apart from our assumption of deposit liabilities, we have significant discretion as to the nondeposit liabilities that we assume. In addition, assets purchased from the FDIC are marked to their fair value, and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become more competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable.

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

        We are also subject to the requirements of the Sarbanes-Oxley Act of 2002. Failure to have in place adequate programs and procedures could cause us to have weakness in our internal control environment, putting us and our shareholders at risk of loss.

        These and other potential changes in government regulation or policies could increase our costs of doing business and could adversely affect our operations and the manner in which we conduct our business.

Regulatory reform of the U.S. banking system may adversely affect us.

        On July 21, 2010, President Obama signed into law the Dodd-Frank Act which, among other things, changes the oversight and supervision of financial institutions, introduces minimum capital requirements, creates a new federal agency to regulate consumer financial products and services and implements changes to corporate governance and compensation practices.

        Other recent developments include:

  •
  the Federal Reserve's proposed guidance on incentive compensation policies at banking organizations; and

  •
  proposals to limit a lender's ability to foreclose on mortgages or make those foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to "cram down" the value of certain mortgages on a consumer's principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their homes.

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

The recent downgrade of the U.S. government's sovereign credit rating by Standard & Poor's Ratings Services, and any future rating agency action with respect to the U.S. government's sovereign credit rating, could have a material adverse effect on us. Further, the current debt crisis in Europe, the risk that certain countries may default on their sovereign debt, and the resulting impact on the financial markets could have a material adverse effect on our business, results of operations and financial condition.

        On August 2, 2011, Moody's confirmed the U.S. government's existing sovereign rating but stated that the rating outlook is negative. Also on August 2, 2011, Fitch affirmed its existing sovereign rating of the U.S. government but stated that the U.S. government's rating is under review. On August 5, 2011, Standard & Poor's downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor's downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades, and any future downgrades, as well as the perceived creditworthiness of U.S. government-related obligations, could impact our ability to obtain, and the pricing with respect to, funding that is collateralized by affected instruments and obtained through the secured and unsecured markets. We cannot predict how this or any further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, will impact economic or capital markets conditions generally. It is possible that any such impact could have a material adverse effect on our business, results of operation and financial position.

        In addition, the current crisis in Europe has created uncertainty with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. These conditions have adversely impacted financial markets and have created substantial volatility and uncertainty and will likely continue to do so. Risks related to this have had, and are likely to continue to have, a negative impact on global economic activity and the financial markets. As these conditions persist, our business, results of operation, and financial condition could be materially and adversely affected.

We incur increased costs as a result of being a public company.

        As a privately held company, we were not responsible for the corporate governance and financial reporting practices and policies required of a publicly traded company. Following the effective date of our registration statement on December 28, 2010, we are now a public company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company and are not reflected in certain of our historical financial statements. In addition, the Sarbanes-Oxley Act, as well as new rules implemented by the SEC under the Dodd-Frank Act, will require changes in corporate governance practices. We expect that these rules and regulations will increase our legal and financial compliance costs.

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

        We maintain an allowance for loan losses with respect to our loan portfolio, in an attempt to cover loan losses inherent in our loan portfolio. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectibility of our loan portfolio, including the diversification in our loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security. If our assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan losses would materially decrease our net income and adversely affect our financial condition generally.

        In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than our management. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a materially adverse effect on our operating results and financial condition.

We are exposed to higher credit risk by construction and development, commercial real estate, and commercial and industrial lending.

        Construction and development, commercial real estate, and commercial and industrial lending usually involve higher credit risks than single-family residential lending. As of December 31, 2011, the following loan types accounted for the stated percentages of our total loan portfolio: real estate construction and development—20.5%, commercial real estate—56.9%, and commercial and industrial—4.6%. As of December 31, 2011, of these loans, 48.7% are covered by loss share agreements with the FDIC. However, over time, we expect that the number of noncovered loans in these categories will increase. These types of loans typically involve larger loan balances to a single borrower or groups of related borrowers.

        Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortized over the loan period but have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

        As of December 31, 2011, our outstanding commercial real estate loans were equal to 143.1% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as SunTrust Bank, Bank of America, Wells Fargo and BB&T. We also compete with regional and local community banks in our market. We may not be able to compete successfully with other financial institutions in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

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

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

        The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC's Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank's average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank's overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

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

Any requested or required changes in how we determine the impact of loss share accounting on our financial information could have a material or adverse effect on our reported results.

        Our financial results are significantly based on loss share accounting, which is subject to assumptions and judgments made by us, our accountants and the regulatory agencies to whom we report such information. Loss share accounting is a complex accounting methodology. Many of the decisions management makes regarding the application of this accounting methodology are subject to question or revision by our accountants and the various regulatory agencies to whom we report. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results.

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

        The ultimate success of our past FDIC-assisted transactions, and any FDIC-assisted transactions in which we may participate in the future, will depend on a number of factors, including our ability:

  •
  to fully integrate, and to integrate successfully, the operations we have acquired into the Bank's operations;

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

  •
  to control the incremental noninterest expense from the acquired operations in a manner that enables us to maintain a favorable overall efficiency ratio;

  •
  to retain and attract the appropriate personnel to staff the acquired operations;

  •
  to earn acceptable levels of interest and noninterest income, including fee income, from the acquired operations; and

  •
  to reasonably estimate cash flows for acquired loans to mitigate exposure greater than estimated losses at the time of acquisition.

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

        In addition, on January 3, 2012, President Obama signed into law a bill introduced by Representative Lynn Westmoreland that calls for the Inspector General of the FDIC to study the impact of bank failures, including the FDIC's handling of loss-share arrangements. The results of this study, while currently unknown, may affect how the FDIC administers and interprets our loss share agreements or may impact whether the FDIC places banks that meet our strategic objectives into receivership. Should this or other legislative initiatives have such effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

        We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to fund a portion of our losses on a majority of the assets we acquired in connection with our recent FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements, as well as our obtaining the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, in some of our loss share agreements, any merger or consolidation of the Bank and for a period of 36 months from the acquisition date, any public or private offering of common stock by us that would increase our outstanding shares by more than 9%, requires the consent of the FDIC.

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

        In connection with the acquisition of the Acquired Banks, we acquired a significant portfolio of loans. Although we have marked down the loan portfolios we have acquired, the nonimpaired loans we acquired may become impaired or may further deteriorate in value, resulting in additional charge-offs to the loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and consequently reduce our capital. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired through the acquisition of the Acquired Banks.

        Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired in connection with our acquisitions of the Acquired Banks, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms (10 years for losses on single-family residential real estate loans, five years for losses on nonresidential real estate loans and eight years with respect to recoveries on nonresidential real estate loans). Therefore, the FDIC will not reimburse us for any charge-off or related losses that we experience after the term of the loss share agreements, and any such charge-offs would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our losses could increase.

The FDIC requires that we make a "true-up" payment to the FDIC if our realized losses are less than expected.

        Some of the loss share agreements between the Bank and the FDIC with respect to certain of our FDIC-assisted transactions contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses experienced with these acquired banks are less than expected. The "true-up" calculation is scheduled to be made as of the 45th day following the last day of the calendar month of the tenth anniversary of the closing of the applicable acquisitions. Any such "true-up" payment could have a negative effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

Shares of our common stock are subject to dilution.

        As of March 15, 2012, we had 31,721,236 shares of common stock issued and outstanding, warrants outstanding to purchase another 2,686,827 shares of our common stock, and options to purchase 28,918 shares of our common stock. Our outstanding shares of common stock include 109,655 shares of restricted stock. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, then the issuance will result in dilution to each shareholder by reducing the shareholder's percentage ownership of the total outstanding shares of our common stock.

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

        Holders of our common stock are not entitled to receive dividends unless our board of directors declares them. Since the inception of the Company in January 2010, we have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future. The Company's principal source of funds to pay dividends is the cash dividends that it receives from the Bank. Under the Georgia Department of Banking and Finance's letter dated July 24, 2009, issuing its approval of the Interagency Notice of Change in Control application filed by Joseph W. Evans, J. Daniel Speight and Kim M. Childers, with respect to the Bank, the Bank must obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company, until July 2012. In addition, during the first three years of the Company's operations, the Company may not pay dividends without the prior written approval of the Georgia Department of Banking and Finance. Even after these conditions expire, our ability to pay dividends will be limited by regulatory restrictions, our financial condition, results of operations, capital requirements, level of indebtedness and other factors our board of directors deems relevant.

Our securities are not FDIC insured.

        Our securities, including our common stock, are not savings or deposit accounts or other obligations of the Bank, are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of principal.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        Our administrative office is located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326 and the Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210. The Bank operates 23 additional branches located in of Bibb, Clayton, Cobb, Dooly, Houston, Fulton, Gwinnett and Jones Counties, Georgia. We lease the Company's administrative office and own the Bank's main office location. In addition, we lease two of our branches and own the remaining locations.

Item 3.    Legal Proceedings.

        We are not a party to any material pending legal proceedings, other than ordinary routine litigation incident to our business.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        On April 14, 2011, our common stock became listed on the NASDAQ Capital Market under the symbol "STBZ." Prior to April 14, 2011, our common stock was quoted on the OTCQB. OTCQB securities are quoted on OTC Market Group's quotation and trading system. As of March 15, 2012, we had 31,721,236 shares of common stock issued and outstanding and approximately 232 shareholders of record.

        The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing.

        The performance graph compares the total return percentage on the Company's common stock, to that of the common stocks reported in the SNL U.S. Bank Index and the common stocks reported in the NASDAQ U.S. Index. The SNL U.S. Bank Index is made up of 338 U.S. bank stocks and the NASDAQ U.S. Index comprises of all domestic shares traded on the NASDAQ Global Select, NASDAQ Global Market, and the NASDAQ Capital Market, excluding preferred, rights and warrants. The following graph shows the total return percentage for shares of our common stock beginning with the second quarter of 2011. For the prior periods indicated, the table shows the reported price change percentage for our common stock based on information gathered from OTC markets. Prior to our listing on NASDAQ, our common stock was considered a "grey market" security. Trades in grey market stocks are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume information. Because grey market securities are not traded or quoted on an exchange or interdealer quotation system, investors' bids and offers are not collected in a single location and market transparency is diminished.

Stock Performance Graph
Total Return (%)

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

        For a period of three years after consummation of the July 24, 2009 offering, the Bank must also obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company. On November 28, 2011, the Georgia Department of Banking and Finance approved the Bank's application to dividend $15.0 million to the Company, which was effected on December 1, 2011.

Item 6.    Selected Financial Data.

Selected Financial Data

        The following table provides summary historical consolidated financial information for the periods and as of dates indicated. This information should be read in conjunction with our audited consolidated financial statements, including the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The historical information at December 31, 2011, 2010 and 2009 and for the successor period from July 24, 2009 through December 31, 2009, the predecessor period from January 1, 2009 through July 23, 2009 is derived from our audited consolidated financial statements that appear in this report. The historical information for the fiscal years ended December 31, 2008 and December 31, 2007 is derived from our audited financial statements that do not appear in this report. The historical results shown below and elsewhere in this report are not necessarily indicative of our future performance.

	Successor Period			Predecessor Period
(dollars in thousands, except per share data)	2011	2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009	2008	2007
Selected Results of Operations Data:
Interest income	$167,001	$168,243	$57,843	$1,114	$1,917	$1,789
Interest expense	21,773	37,240	14,741	500	823	585

Net interest income	145,228	131,003	43,102	614	1,094	1,204
Provision for loan losses	26,516	3,955	2,689	261	312	196
Noninterest income	41,371	32,053	10,293	119	177	132
Noninterest expense	93,549	86,242	22,345	719	1,481	1,446

Income (loss) before income taxes	66,534	72,859	28,361	(247)	(522)	(306)
Income taxes	23,528	27,313	10,339	—	—	—

Net income (loss)	$43,006	$45,546	$18,022	$(247)	$(522)	$(306)

Selected Average Balances:
Total assets	$2,754,965	$2,626,566	$2,018,989	$35,052	$30,018	$23,015
Investment securities	384,791	395,616	242,463	3,934	4,000	4,082
Loans	1,375,560	1,152,526	876,131	23,905	22,155	15,994
Interest-earning assets	2,079,111	1,840,739	1,415,917	32,844	28,587	20,827
Total deposits	2,331,867	2,262,260	1,581,830	27,199	22,886	16,461
Interest-bearing liabilities	2,079,171	2,072,398	1,556,271	26,253	21,781	14,015
Shareholders' equity	377,926	333,485	290,844	5,783	5,930	6,270
Per Common Share Data:
Basic earnings (loss)	$1.36	$1.44	$.59	$(.32)	$(.68)	$(.40)
Diluted earnings (loss)	1.32	1.40	.58	(.32)	(.68)	(.40)
Tangible book value	12.26	11.08	9.46	7.04	7.36	7.96
Weighted average shares outstanding:
Basic	31,611	31,559	30,584	767	767	767
Diluted	32,623	32,469	31,014	767	767	767
Performance Ratios:
Return on average assets	1.56%	1.73%	2.04%	(1.25)%	(1.69)%	(1.33)%
Return on average equity	11.38%	13.66%	14.14%	(7.61)%	(8.73)%	(4.87)%
Net interest margin(1)(4)	7.00%	7.12%	6.90%	3.34%	3.83%	4.36%
Interest rate spread(2)(4)	6.99%	7.34%	7.11%	2.66%	2.98%	5.78%
Efficiency ratio(3)(4)	50.07%	52.89%	41.69%	98.09%	116.52%	108.23%
Capital Ratios:
Average equity to average assets	13.72%	12.70%	14.41%	16.11%	19.35%	27.23%
Leverage ratio	13.76%	12.77%	14.57%	18.08%	18.05%	23.23%
Tier 1 risk-based capital ratio	35.70%	43.56%	30.60%	20.54%	21.60%	27.13%
Total risk-based capital ratio(5)	37.02%	44.23%	30.85%	21.56%	22.67%	28.38%

(1)
Net interest income divided by average interest-earning assets.

(2)
Yield on interest-earning assets less cost of interest-bearing liabilities.

(3)
Noninterest expenses divided by net interest income plus noninterest income.

(4)
Calculated on a fully tax-equivalent basis using a marginal federal income tax rate of 35%.

(5)
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

Overview

        The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for the Bank. The Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia. From October 2005 until July 23, 2009, the Bank operated as a small community bank from two branch offices located in Dooly County, Georgia with total assets of approximately $33.6 million, total loans receivable of approximately $22.5 million, total deposits of approximately $26.1 million and total shareholders' equity of approximately $5.7 million at December 31, 2008.

        On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. Since that date and through the date of this report, the Bank has acquired $3.9 billion in total assets and assumed $3.6 billion in deposits from the FDIC, as receiver, in twelve different failed bank transactions, including:

  •
  the six bank subsidiaries of Security Bank Corporation, Macon, Georgia on July 24, 2009;

  •
  The Buckhead Community Bank, Atlanta, Georgia on December 4, 2009;

  •
  First Security National Bank, Norcross, Georgia on December 4, 2009;

  •
  NorthWest Bank & Trust, Acworth, Georgia on July 30, 2010;

  •
  United Americas Bank, Atlanta, Georgia on December 17, 2010;

  •
  Piedmont Community Bank, Gray, Georgia on October 14, 2011; and

  •
  Community Capital Bank, Jonesboro, Georgia on October 21, 2011.

        As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 23 full service branches throughout middle Georgia and metropolitan Atlanta. As of December 31, 2011, our total assets were approximately $2.7 billion, our total loans receivable were approximately $1.5 billion, our total deposits were approximately $2.3 billion and our total shareholders' equity was approximately $397 million.

        Our 2009 financial statements present two periods that reflect our historical basis of accounting for the period from January 1, 2009 through July 23, 2009 (the "predecessor period") and our new basis of push-down accounting for the period from July 24, 2009 through December 31, 2009 (the "successor period").

        Given the enormous change in assets and the similar changes in deposits, shareholders' equity and earnings from the predecessor period to the successor period, the discussion in this section of our annual report on Form 10-K primarily focuses on 2011, 2010 and the successor period in 2009. Although we have included a summary discussion and analysis of our results of operations for the predecessor period from January 1, 2009 through July 23, 2009, we believe that the financial information for the period before July 24, 2009 does not contribute meaningfully to an investor's understanding of our operations and financial condition after the July 24, 2009 private offering and our acquisition of the first six of our FDIC-assisted financial institution acquisitions.

Acquisitions in 2011

  Piedmont Community Bank

        On October 14, 2011, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver, to assume substantially all of the $194.3 million in liabilities and acquire approximately $199.6 million in assets of Piedmont Community Bank, a former full-service community bank headquartered in Gray, Georgia. All of the loans and OREO that were acquired are covered by loss share agreements between the Bank and the FDIC that give the Bank significant protection against future losses. Under the loss share agreements, the FDIC agreed to cover 80% of losses on the disposition of covered loans and OREO. At the time of acquisition, the Bank recorded a receivable from the FDIC of $66.9 million, which represented the estimated fair value of the FDIC's portion of the losses that we expected to be incurred.

        Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased. On the October 14, 2011 acquisition date, the preliminary estimate of the contractually required principal payments receivable for loans acquired from Piedmont Community Bank and accounted for in accordance with Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (AICPA SOP 03-3), was $102.8 million, and the estimated fair value of those loans was $47.1 million. At the acquisition date, we established a credit risk discount (nonaccretable) of $41.1 million on these loans, representing amounts we did not expect to collect from customers or from liquidation of collateral. In our estimate of cash flows on the impaired loans, we also recorded an accretable discount of $14.5 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the fair value of these loans.

        Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the acquisition of Piedmont Community Bank was $8.0 million, and the estimated fair value of the loans was $3.1 million. In our estimate of cash flows for the nonimpaired loans of Piedmont Community Bank, we recorded an accretable discount of $4.9 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans. This accretable discount is accreted into interest income on a method that approximates a level yield over the estimated lives of the related performing covered loans.

  Community Capital Bank

        On October 21, 2011, the Bank entered into a purchase and assumption agreement with a loss share arrangement with the FDIC, as receiver, to assume substantially all of the $161.5 million in liabilities and acquire approximately $163.7 million in assets of Community Capital Bank, a former full-service community bank headquartered in Jonesboro, Georgia. All of the loans and OREO that were acquired are covered by loss share agreements between the Bank and the FDIC that give the Bank significant protection against future losses. Under the loss share agreements, the FDIC agreed to cover 80% of losses on the disposition of covered loans and OREO. At the time of acquisition, the

Bank recorded a receivable from the FDIC of $48.4 million, which represented the estimated fair value of the FDIC's portion of the losses that we expected to be incurred.

        Accounting standards prohibit carrying over an allowance for loan losses for impaired loans purchased. On the October 21, 2011 acquisition date, the preliminary estimate of the contractually required principal payments receivable for loans acquired from Community Capital Bank and accounted for in accordance with Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (AICPA SOP 03-3), was $105.1 million, and the estimated fair value of those loans was $46.8 million. At the acquisition date, we established a credit risk discount (nonaccretable) of $35.2 million on these loans, representing amounts we did not expect to collect from customers or from liquidation of collateral. In our estimate of cash flows on the impaired loans, we also recorded an accretable discount of $23.2 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the fair value of these loans.

        Our preliminary estimate on the acquisition date of the contractually required principal payments receivable for all other loans acquired in the acquisition of Community Capital Bank was $3.6 million, and the estimated fair value of the loans was $1.5 million. In our estimate of cash flows for the nonimpaired loans of Community Capital Bank, we recorded an accretable discount of $2.1 million relating to the loans, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the acquired loans. This accretable discount is accreted into interest income on a method that approximates a level yield over the estimated lives of the related performing covered loans.

  Summary of Acquisition and Loss Share Accounting

        We determined current fair value accounting estimates of the acquired assets and liabilities for the acquisitions in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (AICPA SOP 03-3), ASC Topic No. 805, Business Combinations, and ASC Topic 820, Fair Value Measurements and Disclosures. The determination of the initial fair values on loans and other real estate purchased in an acquisition and the related FDIC receivable require significant judgment and complexity. The carrying value of the acquired loans and other real estate and the FDIC receivable reflect management's best estimate of the amount to be realized on each of these assets. However, the amount the Bank realizes on these assets could differ materially from the carrying value reflected based upon the timing and amount of collections on the acquired loans and other real estate in future periods.

        Because we recorded loans acquired in connection with our FDIC-assisted acquisitions at fair value, no allowance for loan losses was recorded related to the acquired loans on the acquisition date. We believe that our nonaccretable discounts (discounts representing amounts that are not expected to be collected from the customer and liquidation of collateral) represent probable losses on the loan portfolio at the time of acquisition, and we expect the nonaccretable discounts to largely offset our losses on the acquired loans.

        The loss share agreements will have a material effect on our cash flows and operating results in both the short and the long terms. In the short term, we believe it is likely that a significant amount of the covered loans will become delinquent and the proceeds from the liquidation of collateral will be inadequate to repay the loans. Management believes that it has established sufficient nonaccretable discounts on both the covered loans and other real estate owned, collectively referred to as covered assets, representing the expected losses compared to their acquired contractual payment amounts. As a result, our operating results would only be adversely affected by loan losses on covered assets to the extent that those losses exceed the expected losses reflected in the fair value of the covered assets at the acquisition dates.

        The effects of the loss share agreements on cash flows and operating results in the long term will be similar to the short-term effects described above. The long-term effects will depend primarily on the ability of borrowers to make required payments over time. As the loss share agreements cover up to a 10-year period (five years for loans other than single family residential mortgage loans), changing economic conditions will likely affect the timing of future charge-offs and the resulting reimbursements from the FDIC. Management believes that any recapture of interest income and recognition of cash flows from borrowers or amounts received from the FDIC (as part of the FDIC receivable) may be recognized unevenly over this period, as we exhaust our collection efforts under our normal practices.

        In our consolidated statement of income, the covered expenses incurred to manage and dispose of covered assets are expensed as noninterest expense net of the 80% or 95%, as applicable, reimbursed by the FDIC under the applicable loss share agreement. We include these covered expenses in our quarterly reporting to the FDIC, and the FDIC reimburses us for them under the terms of the loss share agreements.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our financial statements. We describe our significant accounting policies in the notes to our audited consolidated financial statements as of December 31, 2011.

        Some of the accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of our assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates and could materially affect the carrying values of our assets and liabilities and our results of operations.

        The following is a summary of the more judgmental estimates and complex accounting principles, which represent our critical accounting policies.

  Acquisition Accounting

        We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including any identifiable intangible assets. The initial fair values are determined in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. If the fair value of net assets acquired exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. The determination of fair value requires the use of estimates and significant judgment is required. Under current accounting principles, within a given measurement period not to exceed one year, we may adjust our fair value estimates based on new information we obtain about facts and circumstances that existed as of the acquisition date that if known would have affected our fair value estimates. This measurement period ends on the earlier of one year after the acquisition or the date we receive the information about the facts and circumstances that existed on each acquisition date. Any change in the acquisition date fair value of assets acquired and liabilities assumed may materially affect our financial position, results of operations and liquidity.

  Accounting for Acquired Loans

        Our loan portfolio is segregated into covered loans, which consist of acquired loans that are covered by loss share agreements with the FDIC, and noncovered loans, which consist of both loans we originated and loans we acquired that are not covered by loss share agreements with the FDIC. The loan portfolio is segregated into these two categories due to their significantly different risk characteristics and due to the financial statement implications, which are summarized below. When necessary, we further segregate our loan portfolio into loans that are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and those that are excluded from this accounting guidance.

        The estimated fair values of acquired loans are based on a discounted cash flow methodology that considers various factors, including the type of loan or pool of loans with similar characteristics, and related collateral, classification status, fixed or variable interest rate, maturity and any prepayment terms of the loan, whether or not the loan was amortizing, and a discount rate reflecting our assessment of risk inherent in the cash flow estimates. The determination of the fair value of loans, including covered loans, takes into account credit quality deterioration and probability of loss, and as a result, the related allowance for loan losses is not carried forward.

        The majority of the loans acquired are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are grouped into pools based on purpose and/or type of loan, which takes into account the sources of repayment and collateral. When loans exhibit evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, the expected shortfall in the net present value of expected future cash flows, as compared to the contractual amount due, is recognized as a nonaccretable discount. Any excess of the net present value of expected future cash flows over the acquisition date fair value is known as the accretable discount, or accretable yield, and through accretion is recognized as interest income over the remaining life of each pool. Loans that meet the criteria for nonaccrual of interest at the time of acquisition may be considered performing upon and subsequent to acquisition, regardless of whether the customer is contractually delinquent, if the timing and expected cash flows on such loans can be reasonably estimated and if collection of the new carrying value of such loans is expected.

        For each acquisition, we have aggregated the purchased credit impaired loans into pools of loans with common risk characteristics. Purchased credit impaired loans greater than $500,000 without common risk characteristics are evaluated individually and are not aggregated into a pool. Over the life of these acquired loans, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics as well as the individually evaluated impaired loans. We estimate cash flows expected to be collected over the remaining life of the pool and/or individual loans, based on assumptions about yields, prepayments and the anticipated magnitude and timing of credit losses, and discount those cash flows to present value using effective interest rates to calculate the carrying value. The difference between our recorded investment, or carrying value, in the loans and our estimates of cumulative lifetime undiscounted expected cash flows represents the accretable discount. The accretable discount represents the amount we expect to recognize as interest income over the remaining life of the loans. The difference between the cash flows that our customers legally owe us under the contractual terms of their loan agreements and our cumulative lifetime expected cash flows represents the nonaccretable discount. The nonaccretable discount is a measure of the expected credit loss, prepayments and other factors affecting expected cash flows.

        Periodically, we estimate the expected cash flows for each pool and individually reviewed loans and evaluate whether the present value of future expected cash flows for each has decreased below its recorded investment and, if so, we recognize a provision for loan loss in our consolidated statement of income and appropriately adjust the amount of accretable discount. The expected cash flows are estimated based on factors which include loan grades established in our ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flow from available collateral, and the contractual terms of the underlying loan agreement. In events where the present value of our most recent estimate of future cumulative lifetime cash flows has increased above its recorded investment, we transfer appropriate estimated cash flows from nonaccretable discount to accretable discount, which is then recognized in income on a prospective basis through an increase in yield over the remaining life of the pool or individual loan. When expected cash flow estimates decline from original estimates, a provision for loan losses relating to these covered loans is recorded. These cash flow estimations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. Loans outside the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, are accounted for under ASC Topic 310, Receivables. Discounts created when the loans are recorded at their estimated fair values at acquisition are accreted over the remaining life of the loan as an adjustment to the related loan's yield. Similar to noncovered and originated loans, the accrual of interest income on the covered loans that did not have deteriorated credit quality at the time of acquisition is discontinued when the collection of principal or interest, in whole or in part, is doubtful. Interest is not accrued on loans 90 days or more past due.

  FDIC Receivable for Loss Share Agreements

        We measure the FDIC receivable separately from the acquired covered assets as it is not contractually embedded in any of the covered assets and is not transferable if we sell the assets. The majority of our loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses as well as certain expenses incurred in connection with those assets. We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The acquisition date fair value of the FDIC receivable represents the present value of the estimated payments expected to be received from the FDIC for future losses on covered assets, based on credit adjustments estimated for each covered asset and the loss share percentage. We discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

        We periodically review and update the cash flows expected to be collected on covered assets and the FDIC receivable as estimated cash flows related to covered assets change. Decreases in the amount of cash flow expected to be collected on covered loans after acquisition result in a provision for loan losses, an increase in the allowance for loan losses, and proportional increase to the FDIC receivable and income for the estimated amount to be reimbursed. An increase in the amount of cash flow expected to be collected on covered loans results in the reversal of any previously recorded provision for loan losses and related allowance for loan losses and a decrease to the FDIC receivable, or prospective adjustment to the accretable discount, if no provision for loan losses had been previously recorded. If no provision for loan losses had been previously recorded, improvements in the expected cash flows from the covered loans, which is reflected as an adjustment to yield and accreted into income over the remaining life of the loans, decreases the expected cash flows to be collected from the loss share agreements, with such decrease reducing the yield to be accreted on a prospective basis if the total expected cash flows from the loss share agreements exceeds the carrying amount. If the carrying amount of the FDIC receivable exceeds the total expected cash flows, the excess is amortized into income over the shorter of (1) the remaining life of the respective loans or (2) the remaining life of the loss share agreement. As a result, the value of the FDIC receivable will continue to fluctuate over time based upon the continued performance of the loans and as the Bank receives payments from the FDIC under the loss share agreements. Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable. Conversely, if realized losses are less than acquisition date estimates, the FDIC receivable will be reduced as discussed above.

        Our loss share agreements with the FDIC contain provisions under which the Bank will be reimbursed for a portion of certain expenses associated with the covered assets. The Bank recognizes an increase to the FDIC receivable through accretion income recorded to noninterest income related to the loss share percentages of expenses incurred. Certain of our loss share agreements also include a provision that if our losses do not exceed a calculated threshold, we are obligated to compensate the FDIC. This is referred to as the clawback liability and, if applicable, is paid at the end of ten years from the date of each applicable acquisition. The formula for the clawback liability varies from transaction to transaction and is calculated using the formula provided in the individual loss share agreements and is not consolidated into one calculation. The estimated clawback liability is calculated and recorded in our financial statements at each reporting date.

  Allowance for Loan Losses (ALL)

        We assess the adequacy of the ALL quarterly with respect to noncovered and covered loans. While we perform a separate analysis on each loan component, the entire ALL is available to absorb any credit losses.

        The assessment begins with a standard evaluation and analysis of each loan. All loans are consistently graded and monitored for changes in credit risk and possible deterioration in the borrower's ability to repay the contractual amounts due under the loan agreement.

        If a loan is impaired, under generally accepted accounting principles, we may measure the loss, or expected cash flow, either by:

  (1)
  the observable market price of the loan;

  (2)
  the present value of expected future cash flows discounted at the loan's effective interest rate; or

  (3)
  the fair value of the collateral if the loan is collateral dependent.

        Management evaluates the result of the ALL procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the ALL in its entirety.

        Allowance for loan losses for noncovered loans:    The ALL for noncovered loans consists of two components:

  (1)
  a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral; and

  (2)
  a general amount, based upon historical losses, that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio.

        We establish the specific amount by examining impaired loans. Because the majority of our impaired loans are collateral dependent, we calculate nearly all of our specific allowances based on the fair value of the collateral, less disposal costs.

        We establish the general amount by taking the remaining loan portfolio (excluding those impaired loans discussed above) with allocations based on our historical losses. We then subject the calculation of the general amount to stress factors that are somewhat subjective. The stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of:

  (1)
  economic factors including changes in the local or national economy;

  (2)
  the depth of experience in our lending staff;

  (3)
  any concentrations of credit (such as commercial real estate) in any particular industry group;

  (4)
  additional risks resulting from the level of speculative real estate loans in the portfolio; and

  (5)
  seasoning of the loan portfolio.

        After we assess the applicable factors, we evaluate the remaining amount based on management's experience and we compare the level of the noncovered ALL with historical trends and peer information as a reasonableness test.

        Allowance for loan losses for covered loans:    On the date of an FDIC-assisted acquisition, management estimates the expected credit loss in the acquired loan portfolio and records the present value of the expected cash flows as the fair value of the acquired loans. Management determines which covered loans are placed in homogenous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALL is required.

        The covered loan ALL analysis represents management's estimate of the potential impairment of the acquired loan portfolio over time. Typically, decreased cash flows result in impairment, while increased cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. Higher actual cash flows than expected will result in a greater pay down of the covered loan, which decreases the recorded investment and therefore may cause an impairment reversal or higher effective yield. Lower actual cash flows than expected will result in a smaller pay down of the loan receivable and a higher recorded investment which may cause further impairment.

        If our actual losses exceed the estimated losses, we will record a provision for loan losses on covered loans as an expense on our consolidated statement of income. We also record an amount that will be recovered by us, under the related FDIC loss share agreements, as a reduction of the provision for loan losses on our consolidated statement of income.

        We review the assumptions used in the calculation of the updated expected cash flows, evaluate the impairment based on management's experience, and use a third party to obtain peer information as part of our reasonableness test for the covered loan ALL.

  Income Taxes

        Income Tax Expense.    The calculation of our income tax expense requires significant judgment and the use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial, regulatory, and industry guidance. In analyzing our overall tax position, we consider the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, we adjust income tax balances appropriately through the income tax provision. We maintain reserves for income tax uncertainties at levels we believe are adequate to absorb probable payments. Actual amounts paid, if any, could differ significantly from these estimates.

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

Results of Operations

  General

        We reported net income of $43.0 million for the year ended December 31, 2011 compared to $45.5 million for the year ended December 31, 2010, a decrease of $2.5 million, or 5.6%. Diluted earnings per share were $1.32 for the year ended December 31, 2011, compared to $1.40 for the year ended December 31, 2010. Accretion on covered loans under our loss share agreements with the FDIC has materially contributed to our earnings. Additionally, we recorded pretax gains of $14.9 million and $3.8 million in 2011 and 2010, respectively, related to our FDIC-assisted acquisitions.

        We expect that over the near term, as we manage the disposition of our covered loans and other real estate assets acquired from the FDIC, a significant portion of our earnings will result from accretion income on our covered loan portfolio. During this period, as we dispose of our covered loans, we also plan to grow our balance sheet by replacing our covered loans with new performing loans and related interest income. At December 31, 2011, our noncovered loans comprised $701.0 million or 48.6% of our total net loan portfolio, compared to $342.8 million, or 26.9% at December 31, 2010.

  Net Interest Income

        Our primary source of earnings is net interest income, which is the excess of the interest income recognized on loans and investment securities over the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned and paid on them. Net interest income is a function of our balances of interest-earning assets and interest-bearing liabilities and the effect of market rates of interest as influenced by the Federal Reserve's monetary policy. Following our acquisitions, accretion income on covered loans under our loss share agreements with the FDIC has materially contributed to our net interest income, and we expect that to continue for the immediate future.

        Year ended December 31, 2011 and 2010.    Our net interest income on a taxable equivalent basis was $145.5 million for the year ended December 31, 2011 compared to $131.1 million for the year ended December 31, 2010, an increase of $14.4 million, or 10.9%. Average earning assets increased 12.9% between these periods, while the net interest margin on a taxable equivalent basis contracted 12 basis points to 7.0%. Asset yields decreased 110 basis points in 2011 mainly from the reduced level of covered loans in the earning asset mix. Noninterest-bearing deposits increased to 12.9% of total deposits at December 31, 2011 compared to 9.3% at December 31, 2010. The cost of funds decreased 71 basis points from 2010 mainly attributable to the shift in our funding mix along with our aggressive repricing schedules.

        Our interest income was $167.0 million for the year ended December 31, 2011, which included interest and fees earned on noncovered loans of $38.5 million and accretion income on covered loans of $117.0 million. Our interest income was $168.2 million for the year ended December 31, 2010, which included interest and fees earned on noncovered loans of $14.0 million and accretion income on covered loans of $145.1 million. Interest and fees earned on noncovered loans increased by $24.5 million during the year, mainly attributable to organic loan growth. Accretion income resulting from acquired loans will likely contribute to volatility in net interest income in future periods. Accretion income will fluctuate based on our re-estimation of expected cash flows, the management of our acquired portfolio, the timing of loan repayments or liquidation of collateral, and the potential acquisition of new loan portfolios. Accretion income declined $28.1 million during the year because the average acquired loan portfolio was lower in 2011 than 2010. The average acquired impaired portfolio generally has a very short duration.

        Interest expense was $21.8 million for the year ended December 31, 2011, compared to $37.2 million for the year ended December 31, 2010 and was comprised almost entirely of interest paid on deposit accounts of $21.5 million and $37.2 million, respectively. The average balance of interest-bearing deposit accounts was $2.1 billion or 99.7% of total interest-bearing liabilities for the year ended December 31, 2011, compared to $2.1 billion or 99.5% of total interest-bearing liabilities for the year ended December 31, 2010. Interest expense on deposits in 2011 decreased $15.7 million, or 42.2%, from 2010. The decrease in interest expense on deposits was in part related to our aggressively managed deposit rates and deposit mix while considering liquidity requirements, which has resulted in an overall decrease in the cost of funds.

        Year ended December 31, 2010 and the successor period ended December 31, 2009.    Our net interest income on a taxable equivalent basis was $131.1 million for the year ended December 31, 2010. Our net interest rate spread, which is the yield on interest-earning assets, including accretion income on our covered loans, minus the cost of interest-bearing liabilities, was 7.34% for the year ended December 31, 2010, while our net interest margin, which is net interest income divided by average interest-earning assets, was 7.12%. Our net interest income on a taxable equivalent basis was $43.1 million for the successor period ended December 31, 2009. Our net interest rate spread was 7.11%, while our net interest margin was 6.90% for the successor period ended 2009.

        Our interest income was $168.2 million for the year ended December 31, 2010, which included interest and fees earned on loans of $14.0 million and the accretion of the fair value discounts on our covered loans of $145.1 million. Our interest income was $57.8 million for the successor period ended December 31, 2009, which included interest and fees earned on loans of $1.0 million and the accretion of the fair value discount on our covered loans of $54.0 million.

        Interest expense was $37.2 million for the year ended December 31, 2010, compared to $14.7 million for the successor period ended December 31, 2009 and was comprised almost entirely of interest paid on deposit accounts of $37.2 million and $13.6 million, respectively. The average balance of interest-bearing deposit accounts was $2.1 billion or 99.5% of total interest-bearing liabilities for the year ended December 31, 2010, compared to $1.4 billion or 92.1% of total interest-bearing liabilities for the successor period ended December 31, 2009. Interest expense on deposits was reduced by $2.9 million and $1.9 million for the year-ended December 31, 2010 and the successor period ended December 31, 2009, respectively, due to the amortization of certificate of deposit discounts that resulted from our 2009 acquisitions, which were fully amortized as of December 31, 2010.

        Predecessor period ended July 23, 2009.    Our net interest income on a taxable equivalent basis was $614,000 for the predecessor period from January 1, 2009 through July 23, 2009. Our net interest rate spread was 2.66% for the predecessor period from January 1, 2009 through July 23, 2009, while our net interest margin was 3.34%.

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

Average Balances, Net Interest Income, Yields, and Rates

        The following tables show our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated. We derive these yields by dividing income or expense by the average balance of the corresponding assets or liabilities, respectively. We have derived average balances from the daily balances throughout the periods indicated.

	For the Year Ended December 31, 2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest-earning assets	$318,760	$830.26%
Taxable investment securities	373,806	10,270	2.75%
Nontaxable investment securities, tax-equivalent basis(2)	10,985	675	6.14%
Noncovered loans receivable(3)	552,755	38,495	6.96%
Covered loans receivable	822,805	116,967	14.22%

Total earning assets	2,079,111	167,237	8.04%

Total nonearning assets	675,854

Total assets	$2,754,965

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$264,703	$572.22%
Savings & money market deposits	1,266,858	10,925.86%
Time deposits less than $100,000	299,992	5,235	1.75%
Time deposits $100,000 or greater	240,404	4,768	1.98%
Advances from FHLB	1,151	22	1.91%
Notes payable	2,548	244	9.58%
Securities sold under agreements to repurchase and federal funds purchased	3,515	7.20%

Total interest-bearing liabilities	2,079,171	21,773	1.05%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	259,910
Other liabilities	37,958
Shareholders' equity	377,926

Total liabilities and shareholders' equity	$2,754,965

Net interest income		$145,464

Net interest spread			6.99%

Net interest margin			7.00%

(1)
Annualized for the applicable period.

(2)
Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above amount to $236,000 for the year ended December 31, 2011.

(3)
Includes nonaccruing loans on noncovered loans receivable. There are no nonaccrual covered loans.

	For the Year Ended December 31, 2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest-earning assets	$293,685	$768.26%
Taxable investment securities	390,236	8,151	2.09%
Nontaxable investment securities, tax-equivalent basis(2)	5,380	339	6.30%
Noncovered loans receivable(3)	163,248	14,006	8.58%
Covered loans receivable	989,278	145,098	14.67%

Total earning assets	1,841,827	168,362	9.14%

Total nonearning assets	784,739

Total assets	$2,626,566

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$239,795	$1,705.71%
Savings & money market deposits	1,064,404	19,759	1.86%
Time deposits less than $100,000	414,005	8,285	2.00%
Time deposits $100,000 or greater	344,464	7,463	2.17%
Advances from FHLB	3,567	—	—%
Notes payable	10	1	10.00%
Securities sold under agreements to repurchase and federal funds purchased	6,153	27.44%

Total interest-bearing liabilities	2,072,398	37,240	1.80%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	199,592
Other liabilities	21,091
Shareholders' equity	333,485

Total liabilities and shareholders' equity	$2,626,566

Net interest income		$131,122

Net interest spread			7.34%

Net interest margin			7.12%

(1)
Annualized for the applicable period.

(2)
Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above amount to $119,000 for the year ended December 31, 2010.

(3)
Includes nonaccruing loans on noncovered loans receivable. There are no nonaccrual covered loans.

	For the Period From July 24, 2009 through December 31, 2009			For the Period From January 1, 2009 through July 23, 2009
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest-earning assets	$297,323	$305.23%		$5,005	$41	1.47%
Taxable investment securities	241,889	2,530	2.37%	3,934	99	4.50%
Nontaxable investment securities, tax-equivalent basis(2)	574	15	5.92%	—	—	—%
Noncovered loans receivable(3)	34,964	971	6.30%	23,905	974	7.29%
Covered loans receivable	841,167	54,027	14.56%	—	—	—%

Total earning assets	1,415,917	57,848	9.26%	32,844	1,114	6.07%

Total nonearning assets	603,072			2,208

Total assets	$2,018,989			$35,052

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$247,629	$1,538	1.41%	$2,709	$16	1.06%
Savings & money market deposits	223,026	1,757	1.79%	4,777	59	2.21%
Time deposits less than $100,000	488,240	4,890	2.27%	9,184	183	3.57%
Time deposits $100,000 or greater	473,927	5,451	2.61%	7,783	196	4.51%
Advances from FHLB	118,006	1,093	2.10%	1,800	46	4.57%
Securities sold under agreements to repurchase and federal funds purchased	5,443	12.50%		—	—	—%

Total interest-bearing liabilities	1,556,271	14,741	2.15%	26,253	500	3.41%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	149,008			2,746
Other liabilities	22,866			270
Shareholders' equity	290,844			5,783

Total liabilities and shareholders' equity	$2,018,989			$35,052

Net interest income		$43,107			$614

Net interest spread			7.11%			2.66%

Net interest margin			6.90%			3.34%

(1)
Annualized for the applicable period.

(2)
Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above amount to $5,000 for the successor period ended December 31, 2009.

(3)
Includes nonaccruing loans on noncovered loans receivable. There are no nonaccrual covered loans.

  Rate/Volume Analysis

        Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables reflect the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable yields and rates have had on changes in net interest income for the periods presented.

	Year Ended December 31, 2011 vs. Year Ended December 31, 2010			Year Ended December 31, 2010 vs. Successor Period Ended December 31, 2009 and Predecessor Period Ended July 23, 2009			Successor Period Ended December 31, 2009 vs. Predecessor Period Ended July 23, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Noncovered loans	$31,860	$(7,371)	$24,489	$9,589	$2,472	$12,061	$462	$(465)	$(3)
Covered loans	(24,315)	(3,816)	(28,131)	90,031	1,040	91,071	27,013	27,014	54,027
Taxable investment securities	(435)	2,554	2,119	6,630	(1,108)	5,522	6,658	(4,227)	2,431
Nontaxable investment securities	353	(17)	336	305	19	324	8	7	15
Interest-bearing assets	66	(4)	62	413	9	422	1,188	(924)	264

Total interest income	7,529	(8,654)	(1,125)	106,968	2,432	109,400	35,329	21,405	56,734

Interest expense:
Total deposits	97	(15,809)	(15,712)	29,669	(6,547)	23,122	30,050	(16,868)	13,182
Advances from FHLB	(15)	37	22	—	(1,139)	(1,139)	3,135	(2,088)	1,047
Notes payable	122	121	243	—	—	—	—	—	—
Securities sold under repurchase agreements and federal funds purchased	(8)	(12)	(20)	19	(3)	16	6	6	12

Total interest expense	196	(15,663)	(15,467)	29,688	(7,689)	21,999	33,191	(18,950)	14,241

Net interest income	$7,333	$7,009	$14,342	$77,280	$10,121	$87,401	$2,138	$40,355	$42,493

  Provision for Loan Losses

        We have established an allowance for loan losses on both covered and noncovered loans through a provision for loan losses charged as an expense on our statement of income (loss).

        We review our noncovered loan portfolio, consisting of loans that are not covered by loss share agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under "Balance Sheet Review—Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        There was no allowance for loan losses at the date of acquisition on the covered loans in our loan portfolio that we acquired under the loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We periodically evaluate the recorded investment on our covered loans and compare our actual losses to estimated losses to determine whether an additional provision for loan losses is necessary. This re-estimation of cash flows expected to be collected are updated based on updates of assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If our actual losses exceed the estimated losses, we will record a provision for loan losses adjustment charged as an expense on our statement of income. In that event, due to the FDIC loss share agreements, we would usually expense between 5% and 20% of the estimated loss, depending upon the applicable acquisition and loss share agreement to which the loss is related. Our covered loan provision expense for the year ended December 31, 2011 was $20.0 million as a result of re-estimated cash flows that are less than the original estimates on our loans covered by the loss share agreements with the FDIC for certain specifically reviewed loans and loan pools. No additional provision for loan losses on covered loans was required for the year ended December 31, 2010. When re-estimated cash flows are less than original estimates, an immediate recognition through a provision for loan losses is recorded. Conversely, when expected cash flows improve from original estimates, a transfer from the nonaccretable discount is made to the accretable discount to be recognized over the life of the loans, which occurred for certain other covered loans and loan pools during the year ended December 31, 2011.

        Year ended December 31, 2011 and 2010.    For the year ended December 31, 2011, our provision for loan losses on noncovered loans was $6.5 million, compared to $4.0 million for the year ended December 31, 2010. The increase in the noncovered loan loss provision recorded during 2011 compared to 2010 was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management's opinion, to sufficiently cover probable losses in the noncovered loan portfolio and is mostly attributed to an increase resulting from noncovered loan growth. The allowance for loan losses for noncovered loans was approximately $10.2 million and $5.4 million as of December 31, 2011 and December 31, 2010, respectively. Our allowance for loan losses on noncovered loans as a percentage of gross noncovered loans was 1.46% at December 31, 2011, compared to 1.56% at December 31, 2010. The decrease in the allowance for loan losses as a percentage of gross noncovered loans was predominantly due to charge-offs on loans which previously carried a specific loss allocation, organic growth of the noncovered loan portfolio under strict underwriting standards and improved asset quality.

        Year ended December 31, 2010 and the successor period ended December 31, 2009.    For the year ended December 31, 2010, our provision for loan losses on noncovered loans was $4.0 million, compared to $2.7 million for the successor period ended December 31, 2009. The allowance for loan losses for noncovered loans was approximately $5.4 million and $2.5 million as of December 31, 2010 and December 31, 2009, respectively. The increase in the provision expense is a direct result of the growth in the noncovered loan portfolio. No provision expense on covered loans was recorded for the year ended December 31, 2010 or the successor period ended December 31, 2009. Our allowance for loan losses as a percentage of gross noncovered loans was 1.56% at December 31, 2010, compared to 5.33% at December 31, 2009. The decrease in the allowance for loan losses as a percentage of gross noncovered loans was a result of charge-offs of specific allowances on impaired loans.

        Predecessor period ended July 23, 2009.    For the predecessor period ended July 23, 2009, our provision for loan losses was $261,000.

  Noninterest Income

        Years ended December 31, 2011 and 2010.    Noninterest income totaled $41.4 million for the year ended December 31, 2011, compared to $32.1 million for the year ended December 31, 2010. The accretion of the FDIC receivable discount of $10.6 million comprised 25.6% of our noninterest income for the year ended December 31, 2011, compared to $15.7 million, or 48.8% of our noninterest income for the year ended December 31, 2010. The decrease in the accretion income of the FDIC receivable is due to changes in assumptions during periodic re-estimation of expected cash flows. Acquisition gains of $14.9 million comprised 36.0% of our noninterest income for the year ended December 31, 2011, compared to $3.8 million, or 11.7% of our noninterest income for the year ended December 31, 2010. Income from service charges on deposits of $5.6 million comprised 13.5% of our noninterest income for the year ended December 31, 2011, compared to $6.5 million, or 20.4% of our noninterest income, for the year ended December 31, 2010. These service charges are primarily from fees related to insufficient funds checks and the Bank's bounce protection product, which have been affected by customer behavior and regulatory changes. Gains on Federal Home Loan Bank (FHLB) stock redemptions of $2.5 million comprised 6.0% of our noninterest income for the year ended December 31, 2011. There were no gains on FHLB stock redemptions for the year ended December 31, 2010. The gains on FHLB stock redemption resulted from discounts taken on acquired FHLB stock that was later redeemed at the full cost basis. ATM income of $2.1 million comprised 5.1% of our noninterest income for the year ended December 31, 2011, compared to $1.9 million, or 5.9% of noninterest income for the year ended December 31, 2010. The increase in ATM income is a result of additional branch locations we acquired in connection with our 2011 and 2010 FDIC-assisted acquisitions.

        Year ended December 31, 2010 and the successor period ended December 31, 2009.    Noninterest income totaled $32.1 million for the year ended December 31, 2010, compared to $10.3 million for the successor period ended December 31, 2009. The accretion of the FDIC receivable discount of $15.7 million comprised 48.8% of our noninterest income for the year ended December 31, 2010, compared to $4.7 million, or 46.1% of our noninterest income for the successor period ended December 31, 2009. Service charges on deposits of $6.5 million comprised 20.4% of our noninterest income for the year ended December 31, 2010, compared to $3.3 million, or 32.1% of our noninterest income, for the successor period ended December 31, 2009. These service charges are primarily from fees related to insufficient funds checks and the Bank's bounce protection product. Acquisition gains of $3.8 million resulting from two of our FDIC-assisted acquisitions during 2010 comprised 11.7% of our noninterest income and $1.2 million, or 11.5%, for 2009.

        Predecessor period ended July 23, 2009.    For the predecessor period from January 1, 2009 through July 23, 2009, our noninterest income totaled $119,000, which was primarily comprised of service charges on deposit accounts.

  Noninterest Expense

        Years ended December 31, 2011 and 2010.    Noninterest expense totaled $93.5 million for the year ended December 31, 2011. Salaries and employee benefits were our most significant expenses totaling $50.2 million, or 53.7% of noninterest expense for the year ended December 31, 2011. Total salaries were $34.8 million, cash incentive plan expenses were $5.7 million, other employee benefits were $6.8 million, and payroll taxes were $2.9 million. Noninterest expense totaled $86.2 million for the year ended December 31, 2010. Salaries and employee benefits were our most significant expenses totaling $42.3 million, or 49.1% of noninterest expense for the year ended December 31, 2010. Total salaries were $30.5 million, cash incentive plan expenses were $4.8 million, other employee benefits were $4.8 million, and payroll taxes were $2.2 million. We currently have higher than normal expenses for a typical commercial bank of like size as a result of expenses associated with (a) the operation of our Special Assets Division, which services the problem assets acquired under the loss share agreements with the FDIC, (b) our Regulatory Relations Department, which manages our compliance with the FDIC loss share agreements, and (c) legal and professional fees related to our acquisitions of failed bank assets.

        Net costs of operations of other real estate owned were $10.7 million, or 11.5% of noninterest expense, for the year ended December 31, 2011, and primarily related to other real estate covered by loss share agreements with the FDIC. These costs include losses on sales of other real estate of $5.3 million and expenses related to the management and collection of other real estate of $5.4 million. Net costs of operations of other real estate owned were $14.0 million, or 16.2% of noninterest expense, for the year ended December 31, 2010, and are primarily related to other real estate covered by loss share agreements with the FDIC. These costs include losses on sales of other real estate of $8.7 million and expenses related to the management and collection of other real estate of $5.3 million. The decrease in other real estate owned expense is directly related to a reduction in covered other real estate owned volumes from one period to the next. As management continues to work through and dispose of these covered assets, the expense should continue to decline at a steady rate, absent additional acquisitions. Under the loss share agreements, we record a portion of these losses and expenses in our statements of income (generally 20%) and we record the remaining balance in an FDIC receivable. Noninterest expenses related to our noncovered other real estate continued to be a very small portion of our net costs of operations of other real estate.

        Occupancy and equipment expenses were $8.7 million, or 9.3% of noninterest expense for the year ended December 31, 2011, compared to $8.5 million, or 9.9% of noninterest expense for the year ended December 31, 2010. During 2011, we signed a new lease agreement for our administrative offices located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia in the second half of 2011. The total lease expense related to the lease agreement was approximately $596,000 for the year ended December 31, 2011. We expect the total lease expense to increase in future years by approximately $1.5 million related to the new lease agreement. The lease covers 56,000 square feet of office space with a term of 11 years.

        Legal and professional expenses were $6.5 million, or 7.0% of noninterest expense for the year ended December 31, 2011, comprised of $1.7 million in legal fees, $1.5 million in accounting and audit fees and $3.3 million of consulting and other professional fees. Legal and professional expenses were $4.1 million, or 4.7% of noninterest expense for the year ended December 31, 2010, comprised of $1.6 million in legal fees, $1.0 million in accounting and audit fees and $1.5 million of consulting and other professional fees. Our resolution efforts with respect to our covered assets and our acquisition activity have resulted in increased legal, consulting and professional expenses. In 2011, we engaged a consulting company to implement a sophisticated cash flow projection model as a tool in calculating fair values and future cash flows on the covered loans acquired in FDIC-assisted acquisitions, which further increased our consulting and other professional fees. Moreover, following the effective date of our registration statement on Form 10 on December 28, 2010, we are now obligated to file various reports required by the Exchange Act, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K. As a result, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur before we became a reporting company.

        Federal deposit insurance premiums and fees were $2.0 million, or 2.2% of noninterest expense for the year ended December 31, 2011, compared to $4.7 million, or 5.5% of noninterest expense, for the year ended December 31, 2010. The change in deposit insurance premiums is a result of a change in the calculation of the assessment from being based on deposits to being based on assets and rate changes implemented by the FDIC.

        Year ended December 31, 2010 and the successor period ended December 31, 2009.    Noninterest expense totaled $86.2 million for the year ended December 31, 2010. Salaries and employee benefits were our most significant expense totaling $42.3 million, or 49.1% of noninterest expense for the year ended December 31, 2010. Total salaries were $30.5 million, cash incentive plan expenses were $4.8 million and payroll taxes were $2.2 million. Noninterest expense totaled $22.3 million for the successor period from July 24, 2009 through December 31, 2009. Salaries and employee benefits were our most significant expenses totaling $13.2 million, or 58.9% of noninterest expense for the successor period ended December 31, 2009. Total salaries were $10.3 million, cash incentive plan expenses were $1.7 million and payroll taxes were $851,000. Salaries and benefits increased in 2010 as our mortgage division began operations and we implemented our 401(k) savings and profit sharing plan. We have higher than peer average expenses associated with the operation of our Special Assets Division, which services the problem assets acquired under the loss share agreements with the FDIC, and our Regulatory Relations Department, which manages our compliance with the FDIC loss share agreements.

        Net costs of operations of other real estate owned were $14.0 million, or 16.2% of noninterest expense, for the year ended December 31, 2010. These costs include losses on sales of other real estate of $8.7 million and expenses related to the management and collection of other real estate of $5.3 million. Net costs of operations of other real estate owned were $887,000, or 4.0% of noninterest expense, for the successor period ended December 31, 2009. These costs include losses on sales of other real estate of $143,000 and expenses related to the management and collection of other real estate of $744,000. Under the loss share agreements, we record a portion of these losses and expenses in our statements of income (generally 20%) and we record the remaining balance as an FDIC receivable.

        Occupancy and equipment expenses were $8.5 million, or 9.9% of noninterest expense for the year ended December 31, 2010, compared to $1.7 million, or 7.5%, of noninterest expense for the successor period ended December 31, 2009. During 2009 and the first half of 2010, we leased each of the acquired branch locations from our 2009 acquisitions from the FDIC. As a result, our occupancy and equipment expenses include very little depreciation expense but a significant amount of leasing expense. The settlement with the FDIC on the 2009 acquisitions occurred in the third quarter of 2010, when we purchased the acquired branch locations for $21.9 million from the FDIC.

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

        Federal deposit insurance premiums and fees were $4.7 million, or 5.5% of noninterest expense for the year ended December 31, 2010, compared to $1.7 million, or 7.8%, of noninterest expense for the successor period ended December 31, 2009.

        Predecessor period ended July 23, 2009.    For the predecessor period from January 1, 2009 through July 23, 2009, our noninterest expense totaled $719,000, consisting primarily of $380,000 in salaries and employee benefits, $115,000 in occupancy expenses, $64,000 in data processing and $89,000 in other expense. Because of the small size of the Bank during this period, there was very little variability in noninterest expenses as the Bank was experiencing expected growth designed to better absorb fixed costs.

  Income Taxes

        Income taxes are composed of both state and federal income tax expense. Income tax expense declined by $3.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010 as a result of a drop in taxable income as well as steps taken by management to utilize various tax credits at the state level. Note 22 to the consolidated financial statements provide additional information regarding income tax considerations.

  Fourth Quarter Results

        Net interest income was $41.5 million for the fourth quarter ended December 31, 2011 compared to $45.5 million for the third quarter ended September 30, 2011. The decrease in net interest income of $4.0 million was partially a result of decreased accretion income of $7.5 million with the underlying cause being our re-estimation of cash flows of our covered loan portfolio. Partially offsetting the lower accretion income recognized in the fourth quarter was a $2.4 million increase in interest income on noncovered loans which benefited from loan originations and modest yield expansion in the quarter. Net interest expense decreased $1.0 million from the third quarter and reflects a positive shift in our deposit mix from interest-bearing deposits to noninterest-bearing deposits as well as a reduction in the rates paid on our interest-bearing deposits.

        In the fourth quarter, we recognized $16.8 million in provision expense on our covered loans, an increase of $14.0 million from the third quarter. The increased provision for loan losses on covered loans resulted from our re-estimation of cash flows and was largely driven by management's application of significant discounts to appraised values received during the fourth quarter.

        Noninterest income was $18.8 million for the fourth quarter ended December 31, 2011 compared to $6.7 million for the third quarter ended September 30, 2011. The increase in noninterest income is due to the gains on the two FDIC-assisted acquisitions completed during the fourth quarter. Noninterest expense was $27.2 million for the quarter, an increase of $5.4 million from the third quarter. Expenses related to other real estate owned accounted for $2.3 million of this increase primarily due to an auction we held in December and the timing of tax payments due on properties held. Salaries and employee benefits and occupancy and equipment expense collectively increased $2.8 million in the fourth quarter compared to the third quarter. The increase was largely related to increased expenses of our fourth quarter acquisitions.

Balance Sheet Review

  General

        At December 31, 2011, we had total assets of $2.7 billion, consisting principally of $1.4 billion in net loans, $349.9 million in investment securities, $529.4 million in FDIC receivable, $85.7 million in other real estate owned and $220.5 million in cash and cash equivalents. Our liabilities at December 31, 2011 totaled $2.4 billion, consisting principally of $2.3 billion in deposits. At December 31, 2011, our shareholders' equity was $397.3 million.

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

  Investments

        The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. At December 31, 2011, the $349.9 million in our available for sale investment securities portfolio represented approximately 12.7% of our total assets. Investment securities were down $55.7 million, or 13.7%, compared to December 31, 2010. The decreased investment in securities reflects management's current projections for both loan demand and the level of liquidity in the Bank's traditional customer funding base. Investment securities with carrying values of $156.1 million were pledged to secure public deposits or pledged for other purposes at December 31, 2011.

        Our investment portfolio primarily consists of U.S. government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government agency securities, corporate bonds and municipal securities. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Ginnie Mae, which is a federal agency, and are guaranteed by the U.S. government. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs: prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time.

        At December 31, 2011, $78.3 million, or 22.4%, of our available for sale securities were invested in U.S. government agencies, compared to $163.7 million, or 40.4%, as of December 31, 2010. At December 31, 2011, $124.2 million, or 35.5%, of our available for sale securities were invested in agency mortgage-backed securities, compared to $169.6 million, or 41.8%, as of December 31, 2010. At December 31, 2011, $135.9 million, or 38.8% of our available for sale securities were invested in nonagency mortgage-backed securities, compared to $61.0 million, or 15.0%, as of December 31, 2010. Continuing in 2011, we reinvested the proceeds of maturing fixed rate mortgage-backed securities and U.S. government agencies into floating rate nonagency mortgage-backed securities. Such nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. This has allowed us to shorten the effective duration of the portfolio which helps position our balance sheet for a rising rate environment and achieve a better mix of earning assets. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

        Following is a summary of our available for sale investment portfolio for the periods presented.

	December 31, 2011		December 31, 2010		December 31, 2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale:
U.S. Government securities	$76,976	$78,270	$163,002	$163,681	$85,227	$84,716
States and political subdivisions	10,740	11,096	9,490	9,555	3,176	3,212
Residential mortgage-backed securities—nonagency	145,768	135,943	61,504	61,025	—	—
Residential mortgage-backed securities—agency	30,031	31,454	40,892	41,673	56,647	56,262
Collateralized mortgage obligations	90,159	92,794	125,146	127,955	172,002	173,280
Corporate securities	372	372	1,525	1,692	325	518

Total	$354,046	$349,929	$401,559	$405,581	$317,377	$317,988

        The following table shows contractual maturities and yields on our investments at December 31, 2011. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government securities		Mortgage-backed securities		States and political subdivisions		Other Investments
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$55,043.52%		$—	—%	$893	3.46%	$—	—%
After one year through five years	18,108	1.55%	—	—%	862	1.53%	372	17.03%
After five years through 10 years	1,845	4.17%	648	2.20%	450	5.48%	—	—%
After 10 years	3,274	4.02%	259,543	3.28%	8,891	6.46%	—	—%

Total	$78,270.96%		$260,191	3.28%	$11,096	5.78%	$372	17.03%

  Loans

        Loans receivable constitutes our largest interest-earning asset. Total net loans outstanding at December 31, 2011 and December 31, 2010 were approximately $1.4 billion and $1.3 billion, respectively, after subtracting the accretable discount, nonaccretable discount, allowance for loan losses and net unamortized loan origination fees. Total loans outstanding at December 31, 2009 were $1.2 billion on the same basis.

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

        We acquired the majority of our loans in our twelve FDIC-assisted transactions. We refer to these acquired loans as "covered loans" in the table below. Before we acquired the Security Banks from the FDIC on July 24, 2009, we had no covered loans. The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

        As seen below, during the year ended 2011, our covered loans decreased by 13.1% and our noncovered loans increased by 104.5%. We have planned for and expect these trends to continue. The covered loans will decrease as they are collected or charged-off or the underlying collateral is foreclosed on and sold. Our covered loans may increase in the future if we acquire more banks. Our noncovered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a net decrease in loans receivable.

        The following tables summarize the composition of our loan portfolio for the years presented:

	December 31, 2011				December 31, 2010				December 31, 2009
(dollars in thousands)	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Real Estate
Mortgage(1)	$38,616	$189,468	$228,084	15.1%	$23,255	$191,444	$214,699	16.8%	$8,219	$184,798	$193,017	16.3%
Construction	121,539	189,331	310,870	20.5%	70,543	264,858	335,401	26.2%	8,019	465,874	473,893	40.1%
Commercial	483,684	376,849	860,533	56.9%	196,243	372,775	569,018	44.5%	14,427	326,804	341,231	28.9%

Total real estate	643,839	755,648	1,399,487	92.5%	290,041	829,077	1,119,118	87.5%	30,665	977,476	1,008,141	85.3%

Commercial
Commercial and industrial	31,108	38,784	69,892	4.6%	38,919	87,590	126,509	9.9%	5,552	107,769	113,321	9.6%

Consumer
Consumer	26,082	17,722	43,804	2.9%	13,889	18,300	32,189	2.6%	11,172	49,254	60,426	5.1%

Total gross loans receivable, net of deferred fees	701,029	812,154	1,513,183	100.0%	342,849	934,967	1,277,816	100.0%	47,389	1,134,499	1,181,888	100.0%

Less—allowance for loan losses	(10,207)	(59,277)	(69,484)		(5,351)	—	(5,351)		(2,524)	—	(2,524)

Total loans, net	$690,822	$752,877	$1,443,699		$337,498	$934,967	$1,272,465		$44,865	$1,134,499	$1,179,364

(1)
Real Estate-Mortgage loans are the only type of loan covered by the Single Family Loss Agreement; all other classes are covered by the Commercial Loss Agreement with the FDIC.

	Predecessor Periods Ended
	December 31, 2008		December 31, 2007
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Real Estate
Mortgage	$1,374	6.1%	$1,863	9.7%
Construction	3,810	16.9%	3,286	17.1%
Commercial	9,611	42.6%	7,726	40.3%

Total real estate	14,795	65.6%	12,875	67.1%

Commercial
Commercial and industrial	3,960	17.6%	2,857	14.9%

Consumer
Consumer	3,784	16.8%	3,457	18.0%

Total gross loans receivable, net of deferred fees	22,539	100.0%	19,189	100.0%

Less—allowance for loan losses	(445)		(316)

Total loans, net	$22,094		$18,873

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

        The following summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2011 for our noncovered and covered loan portfolios:

(in thousands)	One year or less	After one but within five years	After five years	Total
Noncovered loans:
Real estate	$98,733	$410,520	$134,586	$643,839
Commercial	13,166	14,570	3,372	31,108
Consumer	1,790	20,703	3,589	26,082

Total gross loans	$113,689	$445,793	$141,547	$701,029

Gross loans maturing after one year with:
Fixed interest rates	$224,470
Floating or adjustable interest rates	362,870

Total loans	$587,340

Covered loans:
Real estate	$434,406	$228,339	$92,903	$755,648
Commercial	18,717	17,664	2,403	38,784
Consumer	12,506	4,931	285	17,722

Total gross loans	$465,629	$250,934	$95,591	$812,154

Gross loans maturing after one year with:
Fixed interest rates	$174,486
Floating or adjustable interest rates	172,039

Total loans	$346,525

  FDIC Receivable for Loss Share Agreements and Clawback Liability

        As of December 31, 2011, 53.7% of our outstanding principal balance of loans and 98.6% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $529.4 million as of December 31, 2011 and $494.4 million as of December 31, 2010. Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable for loss share agreements. Conversely, if realized losses are less than acquisition date estimates, the FDIC receivable for loss share agreements will be reduced. The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts and the disposition of nonperforming assets.

        We recorded the FDIC receivable at its estimated fair value at the date of each acquisition. The initial fair value was established by discounting the expected cash flows with a market discount rate for like maturity and risk instruments. The discount is being accreted into noninterest income in connection with the expected timing of the related cash flows, and may increase or decrease from period to period due to changes in amounts and timing of expected cash flows from covered loans and other real estate. Accretion income on the FDIC receivable discount was $10.6 million for the year ended December 31, 2011. We have received $577.9 million from the FDIC for reimbursement of losses and expenses that have occurred from the date of each acquisition through December 31, 2011.

        Within 45 days of the end of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we may be required to reimburse the FDIC in the event that losses on covered assets do not reach original expected losses, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At December 31, 2011 we have recorded a $941,000 liability to the FDIC related to the NorthWest Bank and Trust acquisition, which is included in other liabilities in our consolidated statements of financial condition.

  Allowance for Loan Losses

        The ALL represents the amount that management believes is necessary to absorb probable losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. The ALL is critical to the portrayal and understanding of our financial condition, liquidity and results of operations. The determination and application of the ALL accounting policy involves judgments, estimates, and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity and results of operations.

        Our determination of the ALL on our noncovered loan portfolio is based on factors such as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to pay. The ALL for noncovered loans consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers nonimpaired loans and is based on historical loss experience adjusted for current economic factors. The Company's noncovered loan portfolio has been originated over the prior two years. The portfolio has been stringently underwritten and has experienced minimal losses. Due to the unseasoned nature of the portfolio, management has historically used the FDIC and UBPR peer group historical loss data in the allowance calculation. As of the fourth quarter 2011, the Company began using its own historical loss data in the allowance calculation. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies or procedures. The qualitative analysis requires judgement by management and is subject to continuous validation.

        Our determination of the ALL on our covered loan portfolio is based on expected future cash flows. We record acquired loans at their acquisition date fair values, which are based on expected future cash flows and include an estimate for future loan losses. On the date of acquisition, management determines which covered loans are placed in homogeneous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALL is required.

        The covered loan ALL analysis represents management's estimate of the potential impairment of the acquired loan portfolio over time. Typically, decreased cash flows result in impairment, while increased cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. If our actual losses exceed the estimated losses, we will record a provision for loan losses on covered loans as an expense on our consolidated statement of income. We also record an amount that will be recovered by us, under the related FDIC loss share agreements, as a reduction of the provision for loan losses on our consolidated statement of income.

        At December 31, 2011, our total ALL for noncovered and covered loans was $69.5 million, an increase of $64.1 million compared to December 31, 2010. The ALL at December 31, 2011 reflected net charge-offs of $20.9 million on noncovered and covered loans and total provisions for loan losses of $26.5 million for the year ended December 31, 2011, net of $58.5 million recorded through the FDIC loss-share receivable.

        At December 31, 2011 our noncovered ALL increased $4.8 million to $10.2 million, compared to $5.4 million at December 31, 2010. The provision for loan losses charged to expense was $6.5 million as of December 31, 2011 compared to $4.0 million in 2010. The increase in our noncovered ALL is a result of our increased organic loan growth in 2011. The noncovered ALL to total noncovered loans held for investment was 1.46% at December 31, 2011, compared to 1.56% at December 31, 2010.

        At December 31, 2011 our covered ALL increased to $59.3 million. There was no recorded covered ALL at December 31, 2010. During 2011, we established the covered ALL due to evidence of additional credit deterioration subsequent to initial fair valuation. The review of performance of the loan pools resulted in an increase in the overall loss expectation within the pools by $78.6 million, which resulted in a net provision for loan losses of $20.0 million. Conversely, at December 31, 2010, the expected future cash flows on the pools of loans acquired with evidence of credit quality deterioration was greater than the carrying value of such pools, and therefore we did not record an allowance for loan losses on the covered portfolio in 2010.

        The increase in the allowance for loan losses on our covered loan portfolio is a result of our re-estimated expected future cash flows. Our evaluation process in the fourth quarter indicated a significant difference between actual sales prices and recent appraised values for underperforming commercial real estate, raw land, and subdivision lots in our forecasting model. Therefore, we applied deeper discounts to appraised values across the entire portfolio based on the specific asset classes. The overall portfolio continues to perform in excess of our initial projections. However, the performance is not uniform across all asset classes and individual loans.

        As the majority of our covered loans are considered purchased credit impaired loans, our provision for loan losses in future periods will be most significantly influenced in the short term by differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition dates. For loans originated by us, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

        The following table summarizes the activity related to our allowance for loan losses related to our noncovered loans for the periods presented. All of our loans before July 24, 2009 were noncovered loans.

(dollars in thousands)	2011	2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009	2008	2007
Balance, at the beginning of period	$5,351	$2,524	$—	$445	$316	$139

Charge-offs:
Real Estate
Mortgage	74	11	—	—	—	—
Construction	222	401	—	—	178	—
Commercial	1,202	678	—	—	—	—

Total real estate	1,498	1,090	—	—	178	—

Commercial
Commercial and industrial	104	105	459	—	—	23

Consumer
Consumer	142	14	—	—	10	1

Total charge-offs	$1,744	$1,209	$459	$—	$188	$24

Recoveries:
Real Estate
Mortgage	8	2	—	—	—	—
Construction	3	—	—	—	—	—
Commercial	14	79	—	—	—	—

Total real estate	25	81	—	—	—	—

Commercial
Commercial and industrial	7	—	294	—	—	5

Consumer
Consumer	86	—	—	—	5	—

Total recoveries	$118	$81	$294	$—	$5	$5

Net charge-offs	1,626	1,128	165	—	183	19
Provision for loan losses	6,482	3,955	2,689	261	312	196

Balance, at end of period	$10,207	$5,351	$2,524	$706	$445	$316

Allowance for loan losses to noncovered loans receivable	1.46%	1.56%	5.33%	2.10%	1.97%	1.65%

Ratio of net charge-offs to average noncovered loans outstanding	.29%	.69%	.47%	—%	.83%	.12%

        The following table summarizes the activity related to our allowance for loan losses related to our covered loans for the year 2011. There were no impairments related to our covered loans prior to 2011, therefore, there were no charge-offs, recoveries or provision for loan losses prior to 2011.

(dollars in thousands)	2011
Balance, at the beginning of period	$—

Charge-offs:
Real Estate
Mortgage	1,127
Construction	11,545
Commercial	5,123

Total real estate	17,795

Commercial
Commercial and industrial	1,534

Consumer
Consumer	—

Total charge-offs	$19,329

Recoveries:
Real Estate
Mortgage	—
Construction	2
Commercial	1

Total real estate	3

Commercial
Commercial and industrial	22

Consumer
Consumer	—

Total recoveries	$25

Net charge-offs	19,304
Provision for loan losses before benefit attributable to FDIC loss share agreements	78,581
Benefit attributable to FDIC loss share agreements	(58,547)

Total provision for loan losses charged to operations	$20,034
Provision for loan losses recorded through the FDIC loss share receivable	58,547

Balance, at end of period	$59,277

Allowance for loan losses to covered loans receivable	7.30%

Ratio of net charge-offs to average covered loans outstanding	2.35%

  Allocation of Allowance for Loan Losses

        The following table presents the allocation of the allowance for loan losses for noncovered loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Real Estate
Mortgage	$561	2.5%	$246	1.8%	$412.7%		$27	6.1%	$31	9.7%
Construction	2,422	8.0%	2,252	5.5%	1,022.7%		75	16.9%	54	17.1%
Commercial	6,305	32.0%	1,803	15.4%	728	1.2%	190	42.6%	127	40.3%

Total real estate	9,288	42.5%	4,301	22.7%	2,162	2.6%	292	65.6%	212	67.1%

Commercial
Commercial and industrial	591	2.1%	588	3.0%	241.5%		78	17.6%	47	14.9%

Consumer
Consumer	328	1.7%	223	1.1%	121.9%		75	16.8%	57	18.0%

Nonspecific
Nonspecific	—	—	239	—	—	—	—	—	—	—

Total allowance for noncovered loans	10,207	46.3%	5,351	26.8%	2,524	4.0%	445	100.0%	316	100.0%
Total allowance for covered loans	59,277	53.7%	—	73.2%	—	96.0%	—	—%	—	—%

Total allowance for loan losses	$69,484	100.0%	$5,351	100.0%	$2,524	100.0%	$445	100.0%	$316	100.0%

        The following table presents the allocation of the allowance for loan losses for covered loans and the percentage of the total amount of loans in each loan category listed as of December 31, 2011. There were no impairments related to our covered loans prior to 2011, therefore, there was no allowance for loan losses on our covered portfolio prior to 2011.

	2011
(dollars in thousands)	Amount	% of loans to total loans
Real Estate
Mortgage	$14,372	12.5%
Construction	25,300	12.5%
Commercial	16,234	24.9%

Total real estate	55,906	49.9%

Commercial
Commercial and industrial	3,371	2.6%

Consumer
Consumer	—	1.2%

Nonspecific
Nonspecific	—	—

Total allowance for covered loans	59,277	53.7%
Total allowance for noncovered loans	10,207	46.3%

Total allowance for loan losses	$69,484	100.0%

  Nonperforming Assets

        Nonperforming assets consist of noncovered nonaccrual loans, troubled debt restructurings and noncovered and covered other real estate owned, which is real estate acquired through foreclosure. However, loans and troubled debt restructurings acquired with evidence of deteriorated credit quality are not considered nonperforming assets. Substantially all of our covered loans were acquired with evidence of deteriorated credit quality and are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition to being covered by loss share agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these assets. As a result, the levels of our nonperforming assets are not fully comparable to those of our peers or to industry benchmarks.

        As of December 31, 2011, all loans acquired with evidence of deteriorated credit quality and accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were covered by loss share agreements with the FDIC. These loans are recorded at a fair value based on cash flow projections that considered the deteriorated credit quality and expected losses. These loans are accounted for on a pool and individual review basis and any nonpayment of contractual principal or interest is considered in our periodic re-estimation of expected future cash flows. To the extent that our cash flow projections decrease, we record an immediate impairment expense through the provision for loan losses. We recognize increases in expected future cash flows through an increased yield over the remaining life of the portfolio. As a result of this accounting treatment, pools may be considered performing, even though some or all of the individual loans may be contractually past due. At December 31, 2011, all loans accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, continue to accrete income, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all acquired loans.

        Noncovered nonaccrual loans are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent. Substantially all of our noncovered nonaccrual loans are collateral dependent and, therefore, are valued at the fair value of collateral. The fair value of collateral is determined through a review of the appraised value and assessment of recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale. We record other real estate owned at the estimated market value, less disposal costs, at the date of acquisition.

        We contract with a third-party appraisal management company to order, obtain and review for Uniform Standards of Professional Appraisal Practice ("USPAP") compliance appraisals prepared by preapproved third-party appraisers. We conduct this process independently from our loan production staff. For noncovered loans, we will record either a specific allowance or a charge-off against the allowance for loan losses if our review of the current appraisal or the new appraisal indicates a loss. Subsequently, we will review our noncovered allowance and replenish it as required by our allowance for loan losses model. For covered loans, we re-estimate cash flows on a periodic basis. Increases in cash flow expectations result in a favorable adjustment to interest income over the remaining life of the covered loans, and decreases in cash flow expectations result in an immediate recognition of a provision for loan losses, in both cases, net of any adjustments to the FDIC receivable.

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

        Loan modifications on noncovered loans constitute a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. For loans that are considered troubled debt restructurings, we either compute the present value of expected future cash flows discounted at the original loan's effective interest rate or, as a practical expedient, we may measure impairment based on the observable market price of the loan or the fair value of the collateral even though we do not expect to deem troubled debt restructurings collateral dependent. We record the difference between the carrying value and fair value of the loan as a valuation allowance.

        Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At December 31, 2011, the Company did not have any covered loans classified as troubled debt restructurings.

        The following tables set forth our nonperforming assets for the years presented.

	At December 31, 2011			At December 31, 2010			At December 31, 2009
	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total
(dollars in thousands)
Nonaccrual loans	$1,905	$—	$1,905	$3,639	$—	$3,639	$555	$—	$555
Troubled debt restructurings not included above	256	—	256	—	—	—	—	—	—

Total nonperforming loans	2,161	—	2,161	3,639	—	3,639	555	—	555
Other real estate owned	1,210	84,496	85,706	75	155,981	156,056	120	141,690	141,810

Total nonperforming assets	$3,371	$84,496	$87,867	$3,714	$155,981	$159,695	$675	$141,690	$142,365

Nonperforming loans to total loans	.31%	—%	.14%	1.06%	—%	.28%	1.17%	—%	.05%
Nonperforming assets to total loans and other real estate owned	.48%	9.42%	5.50%	1.08%	14.30%	11.14%	1.42%	11.10%	10.76%

	Predecessor Periods Ended December 31
(dollars in thousands)	2008	2007
Nonaccrual loans	$161	$4
Troubled debt restructurings not included in above	—	—

Total nonperforming loans	161	4
Other real estate owned	73	—

Total nonperforming assets	$234	$4

Accruing loans 90 days or more past due	27	3

Nonperforming loans to total gross loans	.71%	.02%
Nonperforming assets to total assets	.70%	.01%

        Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $87.9 million, or 5.5% of total loans plus other real estate owned at December 31, 2011, compared to $159.7 million, or 11.1% of total loans plus other real estate owned at December 31, 2010. Of the $87.9 million in nonperforming assets at December 31, 2011, $84.5 million related to assets that are covered by loss share agreements with the FDIC. Of the $159.7 million in nonperforming assets at December 31, 2010, $156.0 million related to assets that are covered by loss share agreements with the FDIC. Total nonperforming covered assets accounted for 96.2% and 97.7% of total nonperforming assets at December 31, 2011 and December 31, 2010, respectively.

        Interest income that would have been reported on noncovered nonaccrual loans for the years ended December 31, 2011 and 2010 was approximately $257,000 and $129,000, respectively. Interest income recognized on noncovered nonaccrual loans for the years ended December 31, 2011 and 2010 was approximately $12,000 and $105,000, respectively.

        At December 31, 2011 and 2010, the Company had no accruing noncovered loans greater than 90 days past due. At December 31, 2011 and 2010, a significant portion of the Company's covered loans were past due, including many that were 90 days or greater past due. However, such delinquencies were included in the Company's performance expectations in determining the fair values of covered loans at the acquisition dates. Accordingly, all covered loans continue to accrete interest income.

        Potential problem loans, excluding covered loans which are not included in nonperforming loans, amounted to $11.3 million, or 1.6%, of total noncovered loans outstanding at December 31, 2011, compared to $939,000, or .3% of total noncovered loans outstanding at December 31, 2010. Potential problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.

  Deposits

        Total deposits at December 31, 2011 decreased approximately 5.1%, or approximately $123.5 million from December 31, 2010. During 2011, the Bank continued to enhance its deposit product offerings for both commercial and personal customers and executed several successful marketing campaigns. The level of deposits was also supported by relatively strong liquidity in the Bank's deposit base, limited alternative investment opportunities in the low rate environment and the availability of unlimited deposit insurance coverage on certain deposit products. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross sell other services.

        The overall mix of deposits improved during 2011, with noninterest-bearing deposits increasing $72.6 million to $297.2 and representing 12.9% of total deposits at December 31, 2011, compared to 9.3% at December 31, 2010 and 8.7% at December 31, 2009. The increase in noninterest-bearing deposits resulted primarily from new business checking accounts. In addition, interest checking increased $65.4 million in 2011 and represented a higher percentage of total deposits, while savings and money market accounts and certificates of deposits declined.

        Interest-bearing deposits in savings and money market accounts decreased $136.2 million in 2011, primarily resulting from our ability to lower interest rates. Time deposits, which are comprised mostly of certificates of deposits ("CDs"), decreased $125.2 million in 2011, as some customers placed maturing CDs in interest checking, savings and money market accounts. Typically, CDs earn higher rates of interest than interest checking, savings and money market products, but given the prevailing low interest rate environment, short-term rates offered on most CDs vary minimally from interest checking, savings and money market rates. Customers with maturing CD's in 2011 were offered lowered rates at renewal and generally shifted their deposits to other products.

        The table below shows the composition of deposits at December 31, 2011 and at the end of the two previous years.

	Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$297,188	12.9%	$224,543	9.3%	$187,746	8.7%
Interest-bearing demand deposits	359,020	15.6%	293,660	12.1%	315,366	14.6%
Savings and money market accounts	1,140,552	49.6%	1,276,798	52.7%	460,209	21.4%
Time deposits less than $100,000	275,413	12.0%	361,370	14.9%	653,024	30.3%
Time deposits $100,000 or greater	226,292	9.9%	265,555	11.0%	537,446	25.0%

Total deposits	$2,298,465	100.0%	$2,421,926	100.0%	$2,153,791	100.0%

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

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the years December 31, 2011, 2010 and 2009.

	Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$259,910	—%	$199,592	—%	$149,008	—%
Interest-bearing demand deposits	264,703.22%		239,795.71%		247,629	1.41%
Savings and money market accounts	1,266,858.86%		1,064,404	1.86%	223,026	1.79%
Time deposits less than $100,000	299,992	1.75%	414,005	2.00%	488,240	2.27%
Time deposits $100,000 or greater	240,404	1.98%	344,464	2.17%	473,927	2.61%

Total deposits	$2,331,867.92%		$2,262,260	1.64%	$1,581,830	1.95%

        The maturity distribution of our time deposits of $100,000 or greater at December 31, 2011 was as follows:

(in thousands)
Three months or less	$52,181
Over three through six months	58,121
Over six though twelve months	67,603
Over twelve months	48,387

Total	$226,292

  Borrowings and Other Interest-Bearing Liabilities

        The following table outlines our various sources of borrowed funds for the year ended December 31, 2011, December 31, 2010, and the successor period ended December 31, 2009, and the amounts outstanding at the end of each year, the maximum amount for each component during each year, the average amounts outstanding for each year and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. In 2010, the Bank sold a junior participation interest in three loans. The participation agreements have various provisions regarding collateral position, pricing and other matters. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles the Bank to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with guidance provided in ASC Topic 860, Accounting for Transfers of Financial Assets, because they do not qualify as participating interests. The Bank recorded the transaction as a secured borrowing. At December 31, 2011, the balance of the secured borrowing was $2.5 million, a decrease of approximately $21,000 from December 31, 2010. The loans are recorded at their gross balances outstanding on the balance sheet.

				Average for the Period
	Ending Balance	Period End Rate	Maximum Month-End Balance
(dollars in thousands)				Balance	Rate
At or for the year ended December 31, 2011:
Securities sold under agreement to repurchase	$4,749.10%		$7,463	$3,511.16%
Notes payable	2,539	8.49%	2,563	2,548	9.58%
At or for the year ended December 31, 2010:
Securities sold under agreement to repurchase	$5,246.24%		$11,438	$6,135.44%
Notes payable	2,560	8.71%	2,560	10	10.00%
At or for the successor period ended December 31, 2009:
Securities sold under agreement to repurchase	$9,606.25%		$11,796	$4,239.59%
Advances from FHLB	5,000.28%		161,255	118,006	2.10%
Other borrowings	—	—%	—	97	2.35%

Capital Resources

        We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns. At December 31, 2011, we exceeded all minimum regulatory capital requirements as shown in the tables below. At December 31, 2011, our shareholders' equity was $397.3 million, or 14.5% of total assets, compared to $359.3 million, or 12.7% of total assets, at December 31, 2010. The primary factors affecting changes in shareholder's equity were our net income and effect by changes in accumulated other comprehensive income during 2011.

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

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the periods presented:

	December 31
	2011	2010	2009
Return on average assets	1.56%	1.73%	2.04%
Return on average equity	11.38%	13.66%	14.14%
Average equity to average assets	13.72%	12.70%	14.41%

        Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board ("FRB") imposes similar capital regulations on bank holding companies. To be considered "well capitalized" under capital guidelines, the Bank must maintain total risk-based capital, Tier I capital and leverage ratios of 10%, 6%, and 5%, respectively. To be considered "adequately capitalized" under capital guidelines, the Company must maintain total risk-based capital of 8% and Tier I and leverage ratios of 4%.

        The decrease in Tier I risk-based capital and total risk-based capital from December 31, 2010 to December 31, 2011, reflected increases in Tier I, total regulatory capital, total risk-weighted assets and average total assets used in the ratio calculations. The increase in the Tier I capital was mainly a result of net income retained during the year. Total regulatory capital increase was a result of the increase in the allowance for loan losses on both covered and noncovered loans during 2011. The increase in risk-weighted assets from December 31, 2010 is due in large part to the increase in our noncovered loan portfolio and the higher risk-weights applied to these loans compared to the covered loan portfolio, which continues to decline and carries lower risk-weights.

        The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented. The capital ratios of the Company have been omitted for the year ended 2009, as the Company did not become the Bank's holding company until July 23, 2010.

	December 31
	2011		2010		2009
	Bank	Company	Bank	Company	Bank
Leverage ratio	13.23%	13.76%	12.71%	12.77%	14.57%
Tier 1 risk-based capital ratio(1)	34.26%	35.70%	43.38%	43.56%	30.60%
Total risk-based capital ratio(1)	35.57%	37.02%	44.05%	44.23%	30.85%

(1)
The increase in our risk-based capital ratios from December 31, 2009 to December 31, 2010 resulted from the FDIC Financial Institutions Letter (FIL-7-2010) dated February 26, 2010, entitled "Regulatory Capital Standards Clarification of the Risk Weights for FDIC Claims and Guarantees," which clarifies that the FDIC receivable may be assigned a zero risk weight.

        For all periods, the Bank was considered "well capitalized" and we intend to maintain a capital level for the Bank that exceeds the FDIC requirements to be classified as a "well capitalized" bank. In addition, as a condition to the FDIC's approval of the Notice of Change in Control filing of Mr. Evans, Mr. Speight and Mr. Childers, each an executive officer, in connection with the July 2009 recapitalization and acquisition, the Bank was required to execute a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At December 31, 2011, the Bank was in compliance with the Capital Maintenance Agreement.

Off-Balance Sheet Arrangements

        Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2011, unfunded commitments to extend credit were $176.5 million. A significant portion of the unfunded commitments related to commercial real estate and land development and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

        At December 31, 2011, there were commitments totaling approximately $4.1 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

        During the year 2011, we entered into interest rate swap contracts with notional amounts totaling $46.9 million for the purpose of converting fixed rate loans to variable rates. The fair value of the swaps amounted to approximately $1.0 million as of December 31, 2011 and was recorded as a liability. There were no interest rate swap contracts before 2011. Note 14 to the consolidated financial statements located in Item II of this Annual Report on Form 10-K provides additional information on these contracts.

        Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Contractual Obligations

        In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of December 31, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Operating Lease Obligations	$19,852	$1,078	$3,389	$3,366	$12,019

        Operating lease obligations increased as a result of a newly executed lease agreement for office space in metro Atlanta. The lease covers 56,000 square feet of office space with a term of 11 years.

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

        The asset portion of the balance sheet provides liquidity primarily through scheduled payments, maturities and repayments of loans and investment securities. Cash and short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks are additional sources of funding.

        At December 31, 2011, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $220.5 million, or 8.0% of total assets. Our available for sale securities at December 31, 2011 amounted to $349.9 million, or 12.7% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

        The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits and through collection of the FDIC receivable as we dispose of our covered loans and assets. In addition, we receive cash on the maturity and sale of loans and the maturity of investment securities. We maintain eight federal funds lines of credit with correspondent banks totaling $170.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities, qualifying mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances. At December 31, 2011, we had no advances from the FHLB and a remaining credit availability of $29.5 million. In addition, we maintain a line of credit with the Federal Reserve Bank of $41.4 million secured by certain loans in our loan portfolio.

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

        At December 31, 2011, approximately 73.6% of our noncovered and covered loans will reprice or mature within one year. Approximately 95.1% of our interest-bearing liabilities reprice or mature within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a substantial portion of our loans reprice within the next three months a large majority of our deposits will also reprice within the same three-month period. Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe that minimizes the changes in net interest income.

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

        This earnings simulation model projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate sensitive assets and rate sensitive liabilities will reprice, (3) the expected growth in various interest-earning assets and interest-bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) cash flow and accretion expectations from loans acquired in FDIC transactions, and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our change in net interest income assuming interest rates go up 100 basis points, up 200 basis points, down 100 basis points and down 200 basis points. For purposes of this model, we have assumed that the change in interest rates phase in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest-bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

        The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2012. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in basis points)	% Change in Projected Baseline Net Interest Income
+200	(3.45)
+100	(1.63)
-100.63
-200	Not meaningful

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

Item 8.    Financial Statements and Supplementary Data.

Quarterly financial summary for 2011 and 2010

	Quarterly Period Ended
(dollars in thousands, except per share amounts)	December 31		September 30		June 30		March 31
Year Ended December 31, 2011
Interest income		$45,048		$50,074		$37,081		$34,798
Interest expense		3,595		4,603		6,457		7,118

Net interest income		41,453		45,471		30,624		27,680

Provision for loan losses (noncovered loans)		2,868		1,060		1,593		961
Provision for loan losses (covered loans)		16,768		2,815		451		—
Noninterest income		18,783		6,689		7,835		8,064
Noninterest expense		27,227		21,789		23,094		21,439

Income before income taxes		13,373		26,496		13,321		13,344
Income taxes		4,284		9,392		4,739		5,113

Net income		$9,089		$17,104		$8,582		$8,231

Basic earnings per share	$	..29	$	..54	$	..27	$	..26

Diluted earnings per share		$.28		$.53		$.26		$.25

Weighted Average Common Shares Outstanding:
Basic		31,611,581		31,611,581		31,611,358		31,610,904

Diluted		32,589,069		32,413,101		32,717,755		32,622,623

	Quarterly Period Ended
(dollars in thousands, except per share amounts)	December 31		September 30		June 30		March 31
Year Ended December 31, 2010
Interest income		$46,691		$40,730		$39,785		$41,037
Interest expense		8,581		9,899		10,079		8,681

Net interest income		38,110		30,831		29,706		32,356

Provision for loan losses (noncovered loans)		2,108		655		695		497
Provision for loan losses (covered loans)		—		—		—		—
Noninterest income		11,502		8,297		5,522		6,732
Noninterest expense		25,860		21,272		19,120		19,990

Income before income taxes		21,644		17,201		15,413		18,601
Income taxes		8,153		6,439		5,839		6,882

Net income		$13,491		$10,762		$9,574		$11,719

Basic earnings per share	$	..43	$	..34	$	..30	$	..37

Diluted earnings per share		$.41		$.34		$.30		$.37

Weighted Average Common Shares Outstanding:
Basic		31,610,904		31,540,977		31,540,977		31,540,977

Diluted		32,535,141		31,828,164		31,828,164		31,828,164

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of State Bank Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

        The Company's independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management's assessment of the Company's internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2011, is included in this Report on Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS
STATE BANK FINANCIAL CORPORATION

        We have audited the internal control over financial reporting of State Bank Financial Corporation and subsidiary (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, State Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010, the period July 24, 2009 through December 31, 2009, and the period January 1, 2009 through July 23, 2009, and our report dated March 15, 2012, expressed an unqualified opinion on those consolidated financial statements. As discussed in note 1 to the financial statements referred to above, the recapitalization of the Company resulted in a successor entity effective July 24, 2009.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 15, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors
State Bank Financial Corporation:

        We have audited the accompanying consolidated statements of financial condition of State Bank Financial Corporation and Subsidiary (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for the years ended December 31, 2011, 2010, the period July 24, 2009 through December 31, 2009, and the period January 1, 2009 through July 23, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bank Financial Corporation and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010, the period July 24, 2009 through December 31, 2009, and the period January 1, 2009 through July 23, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in note 1 to the financial statements referred to above, the recapitalization of the Company resulted in a successor entity effective July 24, 2009.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 15, 2012

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
Assets
Cash and amounts due from depository institutions	$13,747	$25,843
Interest-bearing deposits in other financial institutions	206,785	360,646

Cash and cash equivalents	220,532	386,489

Investment securities available for sale	349,929	405,581
Federal Home Loan Bank stock	8,802	14,593
Loans receivable:
Noncovered under FDIC loss sharing agreements	701,029	342,849
Covered under FDIC loss sharing agreements, net	812,154	934,967
Allowance for loan losses (noncovered loans)	(10,207)	(5,351)
Allowance for loan losses (covered loans)	(59,277)	—

Net loans	1,443,699	1,272,465

Mortgage loans held for sale	6,229	3,542
Other real estate owned:
Noncovered under FDIC loss sharing agreements	1,210	75
Covered under FDIC loss sharing agreements	84,496	155,981
Premises and equipment, net	36,760	31,908
Goodwill	6,562	6,562
Core deposit intangible, net	1,882	2,632
FDIC receivable for loss sharing agreements, net	529,440	494,428
Other assets	57,396	54,323

Total assets	$2,746,937	$2,828,579

Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$297,188	$224,543
Interest-bearing deposits	2,001,277	2,197,383

Total deposits	2,298,465	2,421,926

Securities sold under agreements to repurchase	4,749	5,246
Notes payable	2,539	2,560
Other liabilities	43,896	39,504

Total liabilities	2,349,649	2,469,236

Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, zero shares issued and
outstanding at December 31, 2011 and 2010	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,721,236 and 31,610,904 shares issued and outstanding at December 31, 2011 and 2010, respectively	317	316
Additional paid-in capital	293,074	292,942
Retained earnings	106,574	63,568
Accumulated other comprehensive income (loss), net of tax	(2,677)	2,517

Total shareholders' equity	397,288	359,343

Total liabilities and shareholders' equity	$2,746,937	$2,828,579

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income (Loss)

For the Years Ended December 31, 2011 and 2010 and the Periods Ended December 31 and July 23, 2009

(Dollars in thousands, except per share data)

	Year ended December 31		Successor Period July 24 through December 31	Predecessor Period January 1 through July 23
	2011	2010	2009	2009
Interest income:
Noncovered loans, including fees	$38,495	$14,006	$971	$974
Accretion income on covered loans	116,967	145,098	54,027	—
Investment securities:
Taxable	10,270	8,151	2,530	99
Tax-exempt	439	220	10	—
Deposits with other financial institutions	830	768	305	41

Total interest income	167,001	168,243	57,843	1,114

Interest expense:
Deposits	21,500	37,212	13,636	454
Federal Home Loan Bank advances	22	—	1,093	46
Notes payable	244	—	—	—
Federal funds purchased and repurchase agreements	7	28	12	—

Total interest expense	21,773	37,240	14,741	500

Net interest income	145,228	131,003	43,102	614
Provision for loan losses (noncovered loans)	6,482	3,955	2,689	261
Provision for loan losses (covered loans)	20,034	—	—	—

Net interest income after provision for loan losses	118,712	127,048	40,413	353

Noninterest income:
Accretion of FDIC receivable for loss sharing agreements	10,601	15,652	4,748	—
Service charges on deposits	5,601	6,543	3,307	99
Mortgage banking income	994	904	—	—
(Loss) gain on sale of investment securities	(54)	165	—	—
Gain on FHLB stock redemptions	2,478	—	—	—
Gain on acquisitions	14,890	3,759	1,185	—
ATM income	2,105	1,901	756	—
Other	4,756	3,129	297	20

Total noninterest income	41,371	32,053	10,293	119

Noninterest expense:
Salaries and employee benefits	50,198	42,333	13,162	380
Occupancy and equipment	8,692	8,549	1,668	115
Legal and professional fees	6,517	4,057	1,438	36
Marketing	3,475	3,230	583	5
Federal insurance premiums and other regulatory fees	2,019	4,733	1,736	30
Net cost of operations of real estate owned	10,735	13,986	887	—
Data processing	4,788	3,629	671	64
Core deposit intangible amortization	948	924	210	—
Other	6,177	4,801	1,990	89

Total noninterest expense	93,549	86,242	22,345	719

Income (loss) before income taxes	66,534	72,859	28,361	(247)
Income tax expense	23,528	27,313	10,339	—

Net income (loss)	$43,006	$45,546	$18,022	$(247)

Basic net income (loss) per share	$1.36	$1.44	$.59	$(.32)

Diluted net income (loss) per share	$1.32	$1.40	$.58	$(.32)

Weighted Average Shares Outstanding:
Basic	31,611,303	31,558,602	30,583,852	767,437
Diluted	32,623,056	32,468,857	31,013,879	767,437

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2011 and 2010 and the Periods Ended December 31 and July 23, 2009

(Dollars in thousands)

	Year ended December 31		Successor Period July 24 through December 31	Predecessor Period January 1 through July 23
	2011	2010	2009	2009
Net income (loss)	$43,006	$45,546	$18,022	$(247)

Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities available for sale, net of tax	(5,229)	2,224	397	(46)
Reclassification adjustment for (gains) losses included in net income, net of tax	35	(104)	—	—

Total other comprehensive income (loss)	(5,194)	2,120	397	(46)

Comprehensive income (loss)	$37,812	$47,666	$18,419	$(293)

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	Warrants	Common Shares	Common Stock	Paid-In Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Predecessor
Balance, December 31, 2008	—	767,437	$8	$7,592	$(2,041)	$87	$5,646

Successor
Common shares issued-Organizers and Investors	2,202,605	30,022,437	300	276,364	—	—	276,664
Common shares issued-employees	458,029	1,518,540	15	15,666	—	—	15,681
Change in accumulated other comprehensive income	—	—	—	—	—	397	397
Net income	—	—	—	—	18,022	—	18,022

Balance, December 31, 2009	2,660,634	31,540,977	$315	$292,030	$18,022	$397	$310,764
Common shares issued	59,927	69,927	1	922	—	—	923
Repurchase of stock warrants	(5,000)	—	—	(10)	—	—	(10)
Change in accumulated other comprehensive income	—	—	—	—	—	2,120	2,120
Net income	—	—	—	—	45,546	—	45,546

Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343
Common shares issued	—	677	—	—	—	—	—
Repurchase of stock warrants	(28,734)	—	—	(55)	—	—	(55)
Issuance of restricted stock options		109,655	1	(1)	—	—	—
Stock based compensation	—	—	—	188	—	—	188
Change in accumulated other comprehensive income	—	—	—	—	—	(5,194)	(5,194)
Net income	—	—	—	—	43,006	—	43,006

Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010 and the Periods Ended December 31 and July 23, 2009

(Dollars in thousands)

	Year ended December 31		Successor Period July 24 through December 31	Predecessor Period January 1 through July 23
	2011	2010	2009	2009
Cash Flows from Operating Activities
Net income (loss)	$43,006	$45,546	$18,022	$(247)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion on premises and equipment and investments	2,252	4,714	1,326	44
Amortization of intangible assets	948	924	210	—
Provision for loan losses	26,516	3,955	2,689	261
Amortization of premiums and discounts on acquisitions, net	(127,568)	(160,750)	(58,775)	—
Loss on sale of other real estate owned	5,338	8,682	143	—
Writedowns of other real estate owned	62,286	85,030	3,248	—
Increase in FDIC receivable for covered losses	(63,363)	(60,668)	(3,993)	—
Funds collected from FDIC receivable	212,865	290,815	40,474	—
Deferred income taxes	42,437	16,185	2,177	—
Proceeds from sales of mortgage loans held for sale	42,322	36,922	—	—
Originations of mortgage loans held for sale	(28,200)	(40,464)	—	—
Loss (gain) on available for sale securities	54	(165)	—	—
Loss on sale of premises and equipment	25	—	—	—
(Gain) on FHLB stock redemption	(2,478)	—	—	—
(Increase) decrease in prepaid FDIC assessments	1,531	(4,102)	(11,183)	—
Net change in cash surrender value of insurance	(1,423)	(838)	—	—
(Gain) on acquisitions	(14,890)	(3,759)	(1,185)	—
Stock based compensation expense	188	—	—	—
Loss share true-up liability	344	597	—	—
Increase (decrease) in taxes payable	(24,124)	9,485	—	—
Changes in other assets, net	208	12,601	(3,812)	(5)
Changes in other liabilities, net	(16,052)	(4,468)	(7,631)	23

Net cash provided by (used in) operating activities	162,222	240,242	(18,290)	76

Cash flows from Investing Activities
Purchase of investment securities available for sale	(98,378)	(242,446)	(50,452)	(815)
Proceeds from sales, calls, maturities and paydowns of investment securities available for sale	175,516	177,331	43,492	—
Loans to customers, net of repayments	(110,503)	(588)	83,188	(3,411)
Redemptions (purchases) of Federal Home Loan Bank stock	10,508	1,353	(36)	(11)
Purchase of bank owned life insurance	—	(35,134)	—	—
Net cash acquired in FDIC-assisted transactions	92,095	93,966	802,910	—
(Purchases) disposals of premises and equipment	(7,035)	(30,781)	(1,440)	—
Proceeds from sales of other real estate owned	89,399	79,351	20,483	—
Other capitalized improvements	—	—	(64)	—

Net cash provided by (used in) investing activities	151,602	43,052	898,081	(4,237)

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31, 2011 and 2010 and the Periods Ended December 31 and July 23, 2009

(Dollars in thousands)

	Year ended December 31		Successor Period July 24 through December 31	Predecessor Period January 1 through July 23
	2011	2010	2009	2009
Cash Flows from Financing Activities
Net increase (decrease) in noninterest-bearing customer deposits	50,943	12,587	(4,737)	—
Net increase (decrease) in interest-bearing customer deposits	(505,600)	(50,087)	(798,032)	2,847
Proceeds (repayment) from other borrowed funds	(24,572)	(55,713)	(169,432)	—
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(497)	(4,671)	(5,454)	—
Repurchase of stock warrants	(55)	(10)	—	—
Issuance of common stock	—	923	292,345	—

Cash provided by (used in) financing activities	(479,781)	(96,971)	(685,310)	2,847

Net increase (decrease) in cash and cash equivalents	(165,957)	186,323	194,481	(1,314)
Cash and cash equivalents, beginning	386,489	200,166	5,685	6,999

Cash and cash equivalents, ending	$220,532	$386,489	$200,166	$5,685

Cash Received During the Period for:
Interest income on noncovered loans	$40,622	$16,636	$7,051	$939
Cash Paid During the Period for:
Interest expense	$24,097	$42,656	$4,204	$473
Income taxes	5,215	18,933	8,615	—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Goodwill and fair value acquisition adjustments	$—	$2,655	$—	$—
Unrealized gains (losses) on securities, net of tax	(5,194)	2,120	397	(46)
Transfers of loans to other real estate owned	69,712	174,024	55,887	—
Acquisitions:
Assets acquired	$372,424	$363,552	$3,127,175	$—
Liabilities assumed	362,805	361,199	3,135,207	—
Net assets (liabilities)	9,619	2,353	(8,032)	—

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies and Nature of Business

        The consolidated financial statements of State Bank Financial Corporation and Subsidiary (the "Company") include the financial statements of State Bank Financial Corporation and its wholly-owned subsidiary, State Bank and Trust Company (the "Bank"). All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of 2010 and 2009 amounts have been made to conform with the 2011 financial statements presentation. These reclassifications had no impact on prior years' net income, as previously reported.

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

  (a) Nature of Business

        State Bank Financial Corporation is a bank holding company whose primary business is presently conducted through 23 branch offices of State Bank and Trust Company, its wholly-owned banking subsidiary. Through the Bank, the Company operates a full service banking business and offers a broad range of commercial and retail banking products to its customers, with a significant focus on the resolution of assets acquired from the FDIC, which range from Metro Atlanta to middle Georgia. The Company is subject to regulations of certain federal and state agencies and is periodically examined by those regulatory agencies.

  (b) Basis of Presentation

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the FDIC receivable for loss sharing agreements, and the assessment for other than temporary impairment of investment securities. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties. In connection with the assessment for other than temporary impairment of investment securities, management obtains fair value estimates by independent quotations, assesses current credit ratings and

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies and Nature of Business (Continued)

related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

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

        The Company has no reportable segments.

  (c) Cash and Cash Equivalents

        Cash and cash equivalents, as presented in the consolidated financial statements, includes cash on hand, cash items in process of collection and interest-bearing deposits with other financial institutions with maturities less than 90 days.

  (d) Investments

        Investments available for sale are reported at fair value, as determined by independent quotations. Investment in stock of the Federal Home Loan Bank ("FHLB") is required of every federally insured financial institution, which utilizes the FHLB's services. The investment in FHLB stock is carried at cost and such stock is evaluated for any potential impairment.

        Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the effective interest rate method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.

        Gains and losses on sales of investments are recognized on the trade date, based on the net proceeds received and the adjusted carrying amount of the specific security sold.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies and Nature of Business (Continued)

        Unrealized holding losses, other than those determined to be other than temporary, and unrealized holding gains are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity. A decline in the market value of any available for sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At December 31, 2011 and 2010, the Company did not have any securities with other than temporary impairment.

  (e) Noncovered Loans

        Loans, excluding loans covered by FDIC loss share agreements, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their principal amounts outstanding, net of unearned income, deferred loan fees and origination costs, unamortized premiums or discounts on purchased loans, and the allowance for loan losses. Interest income is recognized using the simple interest method on the daily balance of their principal amount outstanding. Unearned income, primarily arising from deferred loan fees, net of certain origination costs is amortized over the lives of the underlying loans using the effective interest rate method.

        Past due status is based on the contractual terms of the loan agreement. Generally, the accrual of interest income is discontinued and loans are placed on nonaccrual status when reasonable doubt exists as to the full, timely collection of interest or principal. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on nonaccrual loans, which is ultimately collected, is recorded as a principal reduction. Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are bought current and the future payments are reasonably assured within a reasonable period and there is a period of at least six months of repayment performance by the borrower depending on the contractual payment terms.

        The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (2) a concession has been granted to the borrower by the Company are considered troubled debt restructurings ("TDRs") and are included in impaired loans. All loans classified as substandard or doubtful, based on credit risk rating factors, are reviewed for impairment. Loans are reviewed for impairment based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral less disposal costs if the loan is collateral dependent. Our policy requires that large pools of smaller balance homogeneous loans, such as consumer and installment loans, are collectively evaluated for impairment by the Company. Additionally, our policy requires all impaired loans under $50,000 be evaluated on an overall basis. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. All loans considered impaired are placed on nonaccrual status in accordance with policy. Cash receipts on impaired loans for which the accrual of interest has been discontinued are recorded as income when received unless full recovery or principal is in doubt whereby cash received is recorded as principal reduction.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies and Nature of Business (Continued)

        All impaired loans are reviewed, at minimum, on a quarterly basis. Reviews may be performed more frequently if material information is available before the next scheduled quarterly review. Existing valuations are reviewed to determine if additional discounts or new appraisals are required.

  (f) Covered Loans

        Covered loans are recorded at fair value at the date of acquisition exclusive of expected cash flow reimbursements from the FDIC. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and, if appropriate, an accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable discount, which is included in the carrying amount of acquired loans. Expected prepayments are treated consistently for cash flows expected to be collected and projections of contractual cash flows such that the nonaccretable discount is not affected. Similarly, the difference between actual prepayments and expected prepayments do not affect the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior changes or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable discount.

        The Company accounts for performing loans acquired in business combinations using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows. Purchased performing loans are recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as nonaccretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. The Company considers covered loans to be impaired once a decrease in expected cash flows, subsequent to the determination of the acquisition date fair value, results in an allowance allocation, a partial or full charge-off or in a provision for loan loss.

  (g) Allowance for Loan Losses ("ALL")

        The ALL is a valuation allowance for probable incurred credit losses. The ALL is adjusted through provisions for loan losses charged or credited to operations. All or portions of loans, excluding covered loans, deemed to be uncollectible are charged against the ALL when management believes that collectability of all or some portion of outstanding principal is unlikely. Subsequent recoveries, if any, of loans previously charged-off are credited to the ALL. The ALL for noncovered loans is determined through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, and adequacy of collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to pay.

        The ALL for noncovered loans consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies and Nature of Business (Continued)

nonimpaired loans and is based on historical loss experience adjusted for current environmental factors. The Company's noncovered loan portfolio has been originated over the prior two years. The portfolio has been stringently underwritten and has experienced minimal losses. Due to the unseasoned nature of the portfolio, management has historically used the FDIC and UBPR peer group historical loss data in the allowance calculation. As of the fourth quarter 2011, the Company began using its own historical loss data in the allowance calculation. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies and procedures. The qualitative analysis requires judgment by management and is subject to continuous validation.

        Management separately monitors the covered loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the acquisition date fair value. To the extent that the revised loss estimate exceeds the loss estimate established in the determination of the acquisition date fair values, such deterioration will result in an allowance allocation or charge-off.

        The ALL is maintained at a level management believes is adequate to absorb probable incurred losses. The Company has recorded all known and inherent losses that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to adjust the allowance based on their judgment about information available to them at the time of their examination.

  (h) Mortgage Loans Held for Sale

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

  (i) Other Real Estate Owned

        Real estate acquired through foreclosure of noncovered loans, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure of noncovered loans, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Based upon management's evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any estimated declines in fair value. Gains or losses recognized on the disposition of the properties are recorded in net costs of operations of other real estate in the consolidated statements of income.

        Other real estate acquired through foreclosure covered under loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies and Nature of Business (Continued)

adjustments to the estimated recoverable value of covered other real estate result in a reduction of covered other real estate, and a charge to other expense, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding net offsetting amount recorded to other expense.

        Acquired other real estate property is recorded at fair value at the date of acquisition. Subsequent declines to fair value are taken in current period earnings.

        Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations. Costs associating with holding covered other real estate are charged to operations, net of expected reimbursements from the FDIC.

  (j) Premises and Equipment

        Premises and equipment are stated at cost, less accumulated depreciation, which is computed using the straight—line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 20 to 39 years for buildings and improvements and 3 to 15 years for furniture, fixtures, and equipment.

  (k) Goodwill and other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary. Also, in connection with business combinations, we record core deposit intangibles representing the value of the acquired core deposit base. Core deposit intangibles are amortized over the estimated useful lives of the related core deposits.

  (l) Receivable from FDIC for Loss Sharing Agreements

        The receivable from the FDIC for loss sharing agreements is measured separately from the related covered assets and it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value at acquisition was estimated using projected cash flows related to loss sharing agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss sharing agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC and any applicable true-up payments owed to the FDIC for transactions that include claw-back provisions. The FDIC receivable is reviewed and updated prospectively as loss estimates related to covered loans and other real estate owned change and as reimbursements are received or are expected to be received from the FDIC.

  (m) Income Taxes

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies and Nature of Business (Continued)

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

  (n) Comprehensive Income

        Comprehensive income for the Company consists of net income for the period and unrealized holding gains and losses on investments classified as available for sale, net of income taxes and reclassification adjustments.

  (o) Acquisitions

        Accounting principles generally accepted in the United States of America ("US GAAP") require that the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date.

        The Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of the six bank subsidiaries of Security Bank Corporation headquartered in Macon, Georgia on July 24, 2009, The Buckhead Community Bank headquartered in Atlanta, Georgia on December 4, 2009, First Security National Bank headquartered in Norcross, Georgia on December 4, 2009, Northwest Bank and Trust headquartered in Acworth, Georgia on July 30, 2010, United Americas Bank headquartered in Atlanta, Georgia on December 17, 2010, Piedmont Community Bank headquartered in Gray, Georgia on October 14, 2011, and Community Capital Bank headquartered in Jonesboro, Georgia on October 21, 2011 (collectively, the "Acquired Banks"). The acquisitions were completed with the assistance of the FDIC, which had been appointed Receiver of these entities by their state or federal banking authority, as applicable, immediately prior to the acquisitions. The acquired assets and assumed liabilities of the Acquired Banks were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of the Acquired Banks. Management assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values. Management used quoted or current market prices to determine the fair value of investment securities, short-term borrowings and long-term obligations that were assumed from the Acquired Banks.

  (p) Basic and Diluted Net Income (Loss) Per Share

        Basic net income (loss) per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies and Nature of Business (Continued)

share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Diluted net income (loss) per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of the outstanding options and restricted stock awards.

  (q) Recent Accounting Pronouncements

        In April 2011, the FASB issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring ("ASU 2011-02"), which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring ("TDR"). The provisions of this Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring the impairment of newly identified receivables as a result of applying this guidance, an entity should apply the provisions prospectively for the first interim or annual period beginning on or after June 15, 2011. At the same time it adopts ASU 2011-02, a public entity will be required to disclose the activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-02 did not have a material impact on the Company's results of operations, financial position or disclosures.

        In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements ("ASU 2011-03"). The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. ASU No. 2011-03 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

        In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). The amendments in this Update primarily represent clarification to existing guidance over the fair value measurement and disclosure requirements. It does change the concepts of the valuation premise and highest and best use, stating that they are only relevant for nonfinancial assets. The guidance also changes the application of premiums and discounts and includes new disclosures. ASU 2011-04 is effective for the Company in the first quarter of 2012. The Company is currently evaluating the impact of adoption on its financial position, results of operation and disclosures, but does not believe adoption will have a material impact.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The amendments in this Update requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The option to present

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies and Nature of Business (Continued)

items of other comprehensive income in the statement of changes in equity is eliminated. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be adopted retrospectively. ASU 2011-05 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

        In September 2011, the FASB issued ASU 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08"). ASU 2011-08 grants an entity the option to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount (that is, a likelihood of more than 50 percent.) ASU 2011-08 amends the existing guidance, which required entities to perform step one of the test, at least annually, by calculating and comparing the fair value of a reporting unit to its carrying amount. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the entity has not yet issued its financial statements for the period that includes its annual test date. We do not anticipate ASU 2011-08 will have a material impact on the Company's results of operation, financial position or disclosures.

Note 2: Acquisitions

  Federally Assisted Acquisition of NorthWest Bank and Trust

        On July 30, 2010, the Bank acquired substantially all of the assets and assumed substantially all the deposits and certain other liabilities of NorthWest Bank and Trust ("NWBT") from the FDIC, as receiver. NWBT operated primarily within the metropolitan Atlanta area. The FDIC took NWBT under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank's bid to purchase NWBT included the purchase of substantially all the assets at a discount of $18.8 million in exchange for assuming substantially all of the deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition, which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on nonresidential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $25.0 million at the time of acquisition.

        The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the first to occur of the end of year ten or upon the disposition or termination of the loss share agreements. On September 14, 2020, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $7.2 million, less (ii) the sum of (a) 25 percent of the asset discount, or $4.7 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. As of acquisition date, management projected a true-up payment of $597,000 under the NWBT loss share agreements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 2: Acquisitions (Continued)

        The acquisition of NWBT was accounted for under the acquisition method of accounting. A summary of net assets acquired and the resulting gain is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. As of December 31, 2010, noninterest income included a bargain purchase gain of $37,000 resulting in an after tax gain of $23,000 from the acquisition. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

(Dollars in thousands)	As Recorded by NWBT		Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$34,256		$(2,400)	(a)	$31,856
Investment securities	16,218		—		16,218
FHLB and other bank stock	275		—		275
Loans, net of unearned income	97,837		(40,855)	(b)	56,982
Other real estate owned	5,020		(2,509)	(c)	2,511
FDIC receivable for loss sharing agreements	—		24,955	(d)	24,955
Core deposit intangible	—		243	(e)	243
Other assets	866		—		866

Total assets acquired	$154,472		$(20,566)		$133,906

Liabilities
Deposits:
Noninterest-bearing	$9,349		$—		$9,349
Interest-bearing	123,257		—		123,257

Total deposits	132,606		—		132,606
Repurchase agreements	311		—		311
Loss share true-up liability	—		597	(g)	597
Deferred tax liability	—		14	(h)	14
Other liabilities	355		—		355

Total liabilities assumed	133,272		611		133,883

Excess of assets acquired over liabilities assumed	$21,200	(f)

Aggregate fair value adjustments			$(21,177)

Gain on acquisition					$23

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

Note 2: Acquisitions (Continued)

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

(h)
Amount represents the deferred tax liability recorded as a result of the gain on acquisition.

  Federally Assisted Acquisition of United Americas Bank, N.A.

        On December 17, 2010, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of United Americas Bank, N.A. ("UAB") from the FDIC, as receiver. UAB operated full service commercial banking branches primarily within the Atlanta, Georgia area. The FDIC took UAB under receivership upon its closure by the Office of the Comptroller of the Currency. The Bank's bid to purchase UAB included the purchase of substantially all of UAB's assets at a discount of $45.7 million in exchange for assuming substantially all of UAB's deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on nonresidential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $78.5 million at the time of acquisition.

        The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the first to occur of the end of year ten or upon the disposition or termination of the loss share agreements. On February 14, 2021, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the stated threshold, or $11.6 million, less (ii) the sum of (a) 25 percent of the asset discount, or $11.4 million, plus (b) 25 percent of the cumulative loss share payments plus (c) the cumulative servicing amount. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. Although no true-up payment is currently projected under the UAB loss share agreements, the projection is subject to change.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 2: Acquisitions (Continued)

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

(Dollars in thousands)	As Recorded by UAB		Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$44,468		$17,642	(a)	$62,110
Investment securities	6,229		—		6,229
FHLB and other bank stock	3,112		—		3,112
Loans, net of unearned income	166,780		(98,368)	(b)	68,412
Other real estate owned	31,273		(20,499)	(c)	10,774
FDIC receivable for loss sharing agreements	—		78,466	(d)	78,466
Core deposit intangible	—		196	(e)	196
Other assets	938		(591)	(f)	347

Total assets acquired	$252,800		$(23,154)		$229,646

Liabilities
Deposits:
Noninterest-bearing	$14,861		$—		$14,861
Interest-bearing	159,834		—		159,834

Total deposits	174,695		—		174,695
FHLB advances and other borrowings	49,500		1,213	(h)	50,713
Deferred tax liability	—		1,392	(i)	1,392
Other liabilities	516		—		516

Total liabilities assumed	224,711		2,605		227,316

Excess of assets acquired over liabilities assumed	$28,089	(g)

Aggregate fair value adjustments			$(25,759)

Gain on acquisition					$2,330

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 2: Acquisitions (Continued)

(d)
Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements. The receivable was recorded at the present value of the estimated future cash flows using an average discount rate of two and one half percent.

(e)
Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

(f)
Amount represents the accrued interest that would not be recognized on those performing loans that were moved to nonaccrual by management effective as of the acquisition date.

(g)
Amount represents the excess assets acquired over liabilities assumed and was a cash settlement from the FDIC as primarily adjusted by the negative bid amount.

(h)
Adjustment arises since the rates on acquired FHLB advances were higher than the rates available on similar borrowings. Subsequent to the UAB acquisition all FHLB advances were paid off.

(i)
Amount represents the deferred tax liability recorded as a result of the gain on acquisition.

  Federally Assisted Acquisition of Piedmont Community Bank

        On October 14, 2011, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Piedmont Community Bank ("PCB") from the FDIC, as receiver. PCB operated full service commercial banking branches primarily within the Jones County, Georgia. The FDIC took PCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank's bid to purchase PCB included the purchase of substantially all of PCB's assets at a discount of $36.5 million in exchange for assuming substantially all of PCB's deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on nonresidential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $66.9 million at the time of acquisition.

        The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the first of the end of year ten or upon the disposition or termination of the loss share agreements. On December 15, 2021, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate, or $11.6 million, less (ii) the sum of (a) 20 percent of the net loss amount, (b) 25 percent of the asset discount bid and (c) 3.5 percent of total shared-loss assets. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. Although no true-up payment is currently projected under the PCB loss share agreements, the projection is subject to change.

        The acquisition of PCB was accounted for under the acquisition method of accounting. A summary of net assets acquired and the resulting acquisition date gain is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. As of December 31, 2011, noninterest income includes a bargain purchase gain of $5.8 million, resulting in an after tax gain of $3.8 million from the acquisition. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 2: Acquisitions (Continued)

(Dollars in thousands)	As Recorded by PCB		Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$7,211		$31,125	(a)	$38,336
Investment securities	29,701		—		29,701
FHLB and other bank stock	1,204		—		1,204
Loans, net of unearned income	110,791		(60,542)	(b)	50,249
Other real estate owned	49,605		(34,816)	(c)	14,789
FDIC receivable for loss sharing agreements	—		66,946	(d)	66,946
Core deposit intangible	—		136	(e)	136
Other assets	1,084		(765)	(f)	319

Total assets acquired	$199,596		$2,084		$201,680

Liabilities
Deposits:
Noninterest-bearing	$12,490		$—		$12,490
Interest-bearing	163,441		—		163,441

Total deposits	175,931		—		175,931
FHLB advances	17,825		1,578	(h)	19,403
Deferred tax liability	—		2,064	(i)	2,064
Other liabilities	515		—		515

Total liabilities assumed	194,271		3,642		197,913

Excess of assets acquired over liabilities assumed	$5,325	(g)

Aggregate fair value adjustments			$(1,558)

Gain on acquisition					$3,767

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

(d)
Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements. The receivable was recorded at the present value of the estimated future cash flows using an average discount rate of one and three-eighths percent.

(e)
Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

(f)
Amount represents the accrued interest that would not be recognized on those performing loans that were moved to nonaccrual by management effective as of the acquisition date.

(g)
Amount represents the excess assets acquired over liabilities assumed and was a cash settlement from the FDIC as primarily adjusted by the negative bid amount.

(h)
Adjustment arises since the rates on acquired FHLB advances are higher than the rates available on similar borrowings. Subsequent to the PCB acquisition all FHLB advances were paid off.

(i)
Amount represents the deferred tax liability recorded as a result of the gain on acquisition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 2: Acquisitions (Continued)

  Federally Assisted Acquisition of Community Capital Bank

        On October 21, 2011, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Community Capital Bank ("CCB") from the FDIC, as receiver. CCB operated full service commercial banking branches primarily within the metro Atlanta, Georgia area. The FDIC took CCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank's bid to purchase CCB included the purchase of substantially all of CCB's assets at a discount of $32.5 million in exchange for assuming substantially all of CCB's deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on nonresidential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $48.4 million at the time of acquisition.

        The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the first to occur of the end of year ten or upon the disposition or termination of the loss share agreements. December 15, 2021, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate, or $9.4 million, less (ii) the sum of (a) 20 percent of the net loss amount, (b) 25 percent of the asset discount bid and (c) 3.5 percent of total shared-loss assets. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. Although no true-up payment is currently projected under the CCB loss share agreements, the projection is subject to change.

        The acquisition of CCB was accounted for under the acquisition method of accounting. A summary of net assets acquired and the resulting acquisition date gain is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. As of December 31, 2011, noninterest income includes a bargain purchase gain of $9.1 million, resulting in an after tax gain of

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 2: Acquisitions (Continued)

$5.9 million from the acquisition. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

(Dollars in thousands)	As Recorded by CCB		Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$23,472		$30,287	(a)	$53,759
Investment securities	72		—		72
FHLB and other bank stock	1,035		—		1,035
Loans, net of unearned income	108,773		(60,483)	(b)	48,290
Mortgage loans held for sale	16,809		—		16,809
Other real estate owned	13,025		(10,853)	(c)	2,172
FDIC receivable for loss sharing agreements	—		48,420	(d)	48,420
Core deposit intangible	—		62	(e)	62
Other assets	543		(418)	(f)	125

Total assets acquired	$163,729		$7,015		$170,744

Liabilities
Deposits:
Noninterest-bearing	$9,212		$—		$9,212
Interest-bearing	146,053		—		146,053

Total deposits	155,265		—		155,265
FHLB advances	5,000		169	(h)	5,169
Deferred tax liability	—		3,207	(i)	3,207
Other liabilities	1,251		—		1,251

Total liabilities assumed	161,516		3,376		164,892

Excess of assets acquired over liabilities assumed	$2,213	(g)

Aggregate fair value adjustments			$3,639

Gain on acquisition					$5,852

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

(d)
Adjustment reflects the estimated fair value of payments the Bank will receive from the FDIC under loss sharing agreements. The receivable was recorded at the present value of the estimated future cash flows using an average discount rate of one and eleven-sixteenths percent.

(e)
Adjustment reflects fair value adjustments to record the estimated core deposit intangible.

(f)
Amount represents the accrued interest that would not be recognized on those performing loans that were moved to nonaccrual by management effective as of the acquisition date.

(g)
Amount represents the excess assets acquired over liabilities assumed and was a cash settlement from the FDIC as primarily adjusted by the negative bid amount.

(h)
Adjustment arises since the rates on acquired FHLB advances were higher than the rates available on similar borrowings. Subsequent to the CCB acquisition all FHLB advances were paid off.

(i)
Amount represents the deferred tax liability recorded as a result of the gain on acquisition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 3: Investment Securities

        Investment securities as of December 31, 2011 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investment Securities Available for Sale
U.S. Government securities	$76,976	$1,294	$—	$78,270
States and political subdivisions	10,740	356	—	11,096
Residential mortgage-backed securities-nonagency	145,768	126	9,951	135,943
Residential mortgage-backed securities-agency	30,031	1,423	—	31,454
Collateralized mortgage obligations	90,159	2,635	—	92,794
Corporate securities	372	—	—	372

Total investment securities available for sale	$354,046	$5,834	$9,951	$349,929

        Investment securities as of December 31, 2010 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investment Securities Available for Sale
U.S. Government securities	$163,002	$699	$20	$163,681
States and political subdivisions	9,490	114	49	9,555
Residential mortgage-backed securities-nonagency	61,504	705	1,184	61,025
Residential mortgage-backed securities-agency	40,892	781	—	41,673
Collateralized mortgage obligations	125,146	2,836	27	127,955
Corporate securities	1,525	167	—	1,692

Total investment securities available for sale	$401,559	$5,302	$1,280	$405,581

        The amortized cost and estimated fair value of the investment securities at December 31, 2011, by contractual maturity, are presented in the table below. Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties. Therefore, these securities are not presented by contractual maturity in the following maturity summary (in thousands):

	Amortized Cost	Fair Value
Due within one year	$55,899	$55,936
Due from one year to five years	18,648	19,342
Due from five years to ten years	2,021	2,295
Due after ten years	11,520	12,165
Residential mortgage-backed securities (nonagency and agency) and collateralized mortgage obligations	265,958	260,191

	$354,046	$349,929

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 3: Investment Securities (Continued)

        The Company's investment in FHLB stock was $8.8 million and $14.6 million at December 31, 2011 and 2010, respectively. Gains and losses on the sales and calls of securities available for sale consist of the following (in thousands):

	2011	2010
Gross gains on securities available for sale	$62	$187
Gross losses on securities available for sale	(116)	(22)

Net realized (losses) gains on sales of securities available for sale	$(54)	$165

        The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times provide a balance over interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes.

        The following table provides information regarding securities with unrealized losses as of December 31, 2011 and 2010 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Investment securities available for sale:
Residential mortgage-backed-nonagency	$109,027	$9,082	$8,936	$869	$117,963	$9,951

Total	$109,027	$9,082	$8,936	$869	$117,963	$9,951

December 31, 2010
Investment securities available for sale:
U.S. Government securities	$34,128	$20	$—	$—	$34,128	$20
States and political subdivisions	3,896	32	239	17	4,135	49
Residential mortgage-backed-nonagency	23,788	1,184	—	—	23,788	1,184
Collateralized mortgage obligations	12,598	27	—	—	12,598	27

Total	$74,410	$1,263	$239	$17	$74,649	$1,280

        Investment securities with aggregate fair values of $8.9 million and $239,000 had continuous unrealized losses of $869,000 and $17,000 for more than twelve months as of December 31, 2011 and 2010, respectively. The unrealized losses arose from changes in interest rates and market conditions.

        The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The analysis differs depending upon the type of investment security being analyzed. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 3: Investment Securities (Continued)

        The Company's nonagency portfolio is tested quarterly for OTTI by the use of cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security; the Company also considers information such as loan to collateral values, FICO scores, and geographic considerations such as home price appreciation or depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on our analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of December 31, 2011, the Company has no expectation to sell, and it is more likely than not that management will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

        Investment securities with an aggregate carrying amount of $156.1 million and $148.5 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and FHLB advances.

Note 4: Loans Receivable

        The following is a summary of our noncovered loan portfolio for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Residential real estate	$38,616	$23,255
Commercial real estate-construction	121,539	70,543
Commercial real estate-other	483,684	196,243
Commercial and industrial	31,108	38,919
Consumer and other	26,082	13,889

	701,029	342,849
Allowance for loan losses	(10,207)	(5,351)

	$690,822	$337,498

        The above table includes net deferred loan fees that totaled approximately $1.9 million and $1.5 million at December 31, 2011 and 2010, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 4: Loans Receivable (Continued)

        The following is a summary of our covered loan portfolio, net of related discounts, for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Residential real estate	$189,468	$191,444
Commercial real estate-construction	189,331	264,858
Commercial real estate-other	376,849	372,775
Commercial and industrial	38,784	87,590
Consumer and other	17,722	18,300

	812,154	934,967
Allowance for loan losses	(59,277)	—

	$752,877	$934,967

        Contractual loan payments receivable, estimates of amounts not expected to be collected, other fair value adjustments and the resulting fair values of acquired impaired loans and other acquired loans as of the acquisition dates for the two acquisitions completed in 2011 are provided in the following table (in thousands):

	Accounting impaired at acquisition date(1)	All other acquired loans	Total covered loans
PCB loans at acquisition date (October 14, 2011):
Contractual principal and interest payments receivable	$102,770	$8,021	$110,791
Nonaccretable discount (expected losses and forgone interest)	41,095	—	41,095

Cash flows expected to be collected at acquisition	61,675	8,021	69,696
Accretable discount	14,544	4,903	19,447

Fair value of loans acquired	$47,131	$3,118	$50,249

CCB loans at acquisition date (October 21, 2011):
Contractual principal and interest payments receivable	$105,144	$3,629	$108,773
Nonaccretable discount (expected losses and forgone interest)	35,155	—	35,155

Cash flows expected to be collected at acquisition	69,989	3,629	73,618
Accretable discount	23,180	2,148	25,328

Fair value of loans acquired	$46,809	$1,481	$48,290

(1)
Includes acquired loans covered by FDIC loss share agreements where we have elected accounting treatment in accordance with the provisions of U.S. GAAP applicable to loans acquired with deteriorated credit quality and pursuant to the American Institute of Certified Public Accountants' ("AICPA") December 18, 2009 letter in which the AICPA summarized the SEC's view regarding the accounting in subsequent periods for discount accretion associated with noncredit-impaired loans acquired in a business combination or asset purchase. Considering the general lack of adequate underwriting, proper documentation, appropriate loan structure and insufficient equity contributions for a large number of these acquired loans, and the uncertainty of the borrower's and/or guarantors' ability or willingness to make contractually required principal and interest payments, management has determined that a significant portion of the purchased loans acquired in the FDIC-assisted acquisitions had evidence of credit deterioration since origination.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 4: Loans Receivable (Continued)

        The following table documents changes in the carrying value of acquired loans for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance, beginning of year	$934,967	$1,134,499
Accretion of fair value discounts	116,967	145,098
Fair value of acquired loans	98,539	125,394
Reductions in principal balances since acquisition date
resulting from repayments, write-offs and foreclosures	(338,319)	(470,024)
Change in the allowance for loan losses on acquired loans	(59,277)	—

Balance, end of year	$752,877	$934,967

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

        The following table documents changes in the value of the accretable discount for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance, beginning of year	$123,778	$183,840
Additions from acquisitions	44,775	22,566
Accretion	(116,967)	(145,098)
Transfers to accretable discount	179,111	62,470

Balance, end of year	$230,697	$123,778

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 4: Loans Receivable (Continued)

        The increase in the accretable discount resulted from changes in cash flow estimates and related updates to acquisition date assumptions and methodologies. The increase is a result of a detailed review and re-estimation of expected cash flows and loss assumptions based on the use of a detailed analytics system focusing on expected cash flows and enhanced historical loss data as the covered loan portfolios season.

        As of December 31, 2011 and 2010, in accordance with Company policy, there were no loans to executive officers, directors and/or their associates.

Note 5: Allowance for Loan Losses (ALL)

        We assess the adequacy of the ALL quarterly with respect to noncovered and covered loans. While we perform a separate analysis on each loan component, the entire ALL is available to absorb any credit losses.

        The assessment begins with a standard evaluation and analysis of each loan. All loans are consistently graded and monitored for changes in credit risk and possible deterioration in the borrower's ability to repay the contractual amounts due under the loan agreement.

        If a loan is impaired, under generally accepted accounting principles, we may measure the loss, or expected cash flow, either by:

  (1)
  the observable market price of the loan;

  (2)
  the present value of expected future cash flows discounted at the loan's effective interest rate; or

  (3)
  the fair value of the collateral if the loan is collateral dependent.

        Management evaluates the result of the ALL procedures performed, including the result of our testing, and makes a conclusion regarding the appropriateness of the ALL in its entirety.

        Allowance for loan losses for noncovered loans:    The ALL for noncovered loans consists of two components:

  (1)
  a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral; and

  (2)
  a general amount, based upon historical losses, that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio.

        We establish the specific amount by examining impaired loans. Because the majority of our impaired loans are collateral dependent, we calculate nearly all of our specific allowances based on the fair value of the collateral less disposal costs.

        We establish the general amount by taking the remaining loan portfolio (excluding those impaired loans discussed above) with allocations based on our historical losses. We then subject the calculation of the general amount to stress factors that are somewhat subjective. The stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of:

  (1)
  economic factors including changes in the local or national economy;

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

  (2)
  the depth of experience in our lending staff;

  (3)
  any concentrations of credit (such as commercial real estate) in any particular industry group;

  (4)
  additional risks resulting from the level of speculative real estate loans in the portfolio; and

  (5)
  seasoning of the loan portfolio.

        After we assess the applicable factors, we evaluate the remaining amount based on management's experience and we compare the level of the noncovered ALL with historical trends and peer information as a reasonableness test.

        Allowance for loan losses for covered loans:    On the date of acquisition, management estimates the expected credit loss in the acquired loan portfolio and records the present value of the expected cash flows as the fair value of the acquired loans. Management determines which covered loans are placed in homogenous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALL is required.

        The covered loan ALL analysis represents management's estimate of the potential impairment of the acquired loan portfolio over time. Typically, decreased cash flows result in impairment, while increased cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. Higher actual cash flows than expected will result in a greater pay down of the covered loan, which decreases the recorded investment and therefore may cause an impairment reversal or higher effective yield. Lower actual cash flows than expected will result in a smaller pay down of the loan receivable and a higher recorded investment which may cause further impairment.

        If our actual losses exceed the estimated losses, we will record a provision for loan losses on covered loans as an expense on our consolidated statement of income. We also record an amount that will be recovered by us, under the related FDIC loss share agreements, as a reduction of the provision for loan losses on our consolidated statement of income.

        We review the assumptions used in the calculation of the updated expected cash flows, evaluate the impairment based on management's experience, and use a third party to obtain peer information as part of its reasonableness test for the covered loan ALL.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

        The following table presents the Company's loan loss experience on noncovered and covered loans for the year ended December 31, 2011 (in thousands):

	Noncovered Loans	Covered Loans	Total
2011:
Balance, beginning of year	$5,351	$—	$5,351
Loans charged-off	(1,744)	(19,329)	(21,073)
Recoveries of loans previously charged off	118	25	143

Net charge-offs	(1,626)	(19,304)	(20,930)
Provision for loan losses	6,482	78,581	85,063
Benefit attributable to FDIC loss share agreements	—	(58,547)	(58,547)

Total provision for loan losses charged to operations	6,482	20,034	26,516
Provision for loan losses recorded through the FDIC loss share receivable	—	58,547	58,547

Balance, end of year	$10,207	$59,277	$69,484

        The following table presents the Company's loan loss experience on noncovered loans for the year ended December 31, 2010 and the successor period from July 24, 2009 through December 31, 2009 and the predecessor period from January 1, 2009 through July 23, 2009: (in thousands):

	2010	Successor Period 2009	Predecessor Period 2009
Balance, beginning of year	$2,524	$—	$445
Loans charged-off	(1,209)	(459)	—
Recoveries of loans previously charged off	81	294	—

Net charge-offs	(1,128)	(165)	—
Provision for loan losses	3,955	2,689	261

Balance, end of year	$5,351	$2,524	$706

Description of segment and class risks

        Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant. At December 31, 2011, approximately 53.7% of our outstanding loan portfolio is covered under FDIC loss share agreements and does not represent the same risk of loss as the noncovered loan portfolio.

Real Estate Loans

        Loans secured by real estate are the principal component of our loan portfolio. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan. When we make new real estate loans, we typically obtain a security interest in the real estate in addition to other available collateral, to increase the likelihood of the ultimate repayment of the loan. To control concentration risk, we monitor collateral type concentrations within this portfolio.

        In addition to these common risks for the majority of our real estate loans, additional risks are inherent in certain of our classes of real estate loans.

Residential Real Estate

        Residential real estate loans are to individuals and are typically secured by owner occupied 1-4 family residential property. We generally originate and hold short-term first mortgages, traditional second mortgages and home equity lines of credit. We originate and sell longer-term mortgages in the secondary market. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral.

Commercial Real Estate—Construction

        Commercial construction and land development loans are highly dependent upon the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and lots that our customers are developing. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends upon the ultimate completion of the project and usually on the subsequent lease-up and/or sale of the property. Additionally, continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers.

Commercial Real Estate—Other

        Other commercial real estate loans consist primarily of loans secured by multifamily housing and nonfarm nonresidential properties such as retail, office and hotel/motel. These loans typically have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. The primary risk associated with loans secured with income-producing property is the inability of that property to produce adequate cash flow to service the debt. High unemployment, generally weak economic conditions and/or an oversupply in the market may result in our customer having to provide rental rate concessions to achieve adequate occupancy rates.

Commercial and Industrial Loans

        Commercial and industrial loans include loans to individuals and businesses for commercial purposes in various lines of business, including the manufacturing industry, service industry and professional services industries. Repayment is primarily dependent on the ability of our customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer's business results are significantly unfavorable versus the original projections, the ability for our loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans may have real estate as partial collateral,

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

they are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the non-real estate collateral may be difficult to assess and more likely to decrease than real estate, and the control of the collateral is more at risk.

Consumer

        The consumer loan portfolio includes loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate.

Covered loans

        The risks associated with covered loans are generally consistent with the risks identified for commercial and noncommercial loans and the classes of loans within those segments. An additional substantive risk with respect to covered loans relates to the FDIC loss share agreements, specifically the ability to receive timely and full reimbursement from the FDIC for losses and related expenses that we believe are covered by the loss share agreements. Further, these loans were underwritten by other institutions with weaker lending standards. Therefore, there is a significant risk that the loans are not adequately supported by the paying capacity of the borrower or the values of underlying collateral at the time of origination.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

        The following table details the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the years ended December 31, 2011 and 2010 (in thousands):

	Residential real estate	Commercial real estate contruction	Commercial real estate other	Commercial & industrial	Consumer and other	Nonspecific	Total
December 31, 2011
Allowance for loan losses:
Beginning balance	$246	$2,252	$1,803	$588	$223	$239	$5,351
Charge-offs	(74)	(222)	(1,202)	(104)	(142)	—	(1,744)
Recoveries	8	3	14	7	86	—	118
Provision	381	389	5,690	100	161	(239)	6,482

Ending balance	$561	$2,422	$6,305	$591	$328	$—	$10,207

Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$46	$—	$—	$—	$46
Collectively evaluated for impairment	561	2,422	6,259	591	328	—	10,161

Total ending allowance balance	$561	$2,422	$6,305	$591	$328	$—	$10,207

Loans:
Individually evaluated for impairment	$—	$1,054	$1,107	$—	$—	$—	$2,161
Collectively evaluated for impairment	38,616	120,485	482,577	31,108	26,082	—	698,868

Total loans	$38,616	$121,539	$483,684	$31,108	$26,082	$—	$701,029

December 31, 2010
Allowance for loan losses attributed to loans:
Individually evaluated for impairment	$—	$518	$5	$—	$—	$—	$523
Collectively evaluated for impairment	$246	$1,734	$1,798	$588	$223	$239	$4,828

Total ending allowance balance	$246	$2,252	$1,803	$588	$223	$239	$5,351

Loans:
Individually evaluated for impairment	$64	$1,085	$3,212	$—	$—	$—	$4,361
Collectively evaluated for impairment	$23,191	$69,458	$193,031	$38,919	$13,889	$—	$338,488

Total loans	$23,255	$70,543	$196,243	$38,919	$13,889	$—	$342,849

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

        The following table details the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the year ended December 31, 2011 (in thousands):

December 31, 2011	Residential real estate	Commercial real estate construction	Commercial real estate other	Commercial & industrial	Consumer and other	Total
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—
Charge-offs	(1,127)	(11,545)	(5,123)	(1,534)	—	(19,329)
Recoveries	—	2	1	22	—	25
Provision for loan losses before benefit attributable to FDIC loss share agreements	15,499	36,843	21,356	4,883	—	78,581
Benefit attributable to FDIC loss share agreements	(11,548)	(27,450)	(15,911)	(3,638)	—	(58,547)

Total provision for loan losses charged to operations	3,951	9,393	5,445	1,245	—	20,034
Provision for loan losses recorded through the FDIC loss share receivable	11,548	27,450	15,911	3,638	—	58,547

Ending balance	$14,372	$25,300	$16,234	$3,371	$—	$59,277

Ending allowance attributable to loans:
Individually evaluated for impairment	$4,020	$20,660	$9,039	$1,796	$—	$35,515
Collectively evaluated for impairment	10,352	4,640	7,195	1,575	—	23,762

Total ending allowance balance	$14,372	$25,300	$16,234	$3,371	$—	$59,277

Loans:
Individually evaluated for impairment	$17,922	$116,583	$116,128	$3,794	$12,288	$266,715
Collectively evaluated for impairment	171,546	72,748	260,721	34,990	5,434	545,439

Total loans	$189,468	$189,331	$376,849	$38,784	$17,722	$812,154

        As of December 31, 2011, the Company identified acquired loans covered by FDIC loss share agreements where the expected performance of such loans had deteriorated from management's performance expectations established in conjunction with the determination of the acquisition date fair values. The Company identified $111.6 million of impaired covered loans that were individually evaluated for impairment with an allocated allowance of $35.5 million and $322.9 million of impaired covered loans that were evaluated as part of their respective pools with an allocated allowance of $23.8 million.

        Approved credit losses will be reimbursed for covered loans under the appropriate FDIC loss sharing agreement at either 80 or 95 percent. The Company uses a symmetrical accounting approach in recording the loan carrying values and the FDIC receivable on covered loans. An increase in the loan value and a reduction in the FDIC receivable are accounted for as a yield adjustment over the remaining life of each asset. A reduction in the loan value, through a provision for loan losses, and an increase in the FDIC receivable, through an adjustment to income, are taken immediately.

        Management compared the increase in the FDIC receivable, based on the increase in the covered allowance for loan losses, with the existing FDIC receivable balance in its accounting system, by each

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

specific loan or loan pool impacted, and made an adjustment of $58.5 million to increase the FDIC receivable to an appropriate amount.

        Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans:
With no related allowance recorded:
Residential real estate	$—	$—	$—	$79	$2
Commercial real estate:
Construction	1,330	1,054	—	1,058	1
Other	1,233	973	—	2,227	9
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Subtotal	2,563	2,027	—	3,364	12

With related allowance recorded:
Residential real estate	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—
Other	433	134	46	317	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—

Subtotal	433	134	46	317	—

Total impaired loans	$2,996	$2,161	$46	$3,681	$12

        For the year ended December 31, 2011, the average investment in noncovered impaired loans was $3.7 million. Interest income foregone on impaired loans totaled $257,000 for the year ended December 31, 2011. Interest income recognized on impaired loans for the year ended December 31, 2011 was $12,000.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

        Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired loans:
With no related allowance recorded:
Residential real estate	$—	$—	$—
Commercial real estate:
Construction	1,362	1,085	—
Other	2,391	1,719	—
Commercial and industrial	—	—	—
Consumer and other	—	—	—

Subtotal	3,753	2,804	—

With related allowance recorded:
Residential real estate	64	64	5
Commercial real estate:
Construction	—	—	—
Other	1,493	1,493	518
Commercial and industrial	—	—	—
Consumer and other	—	—	—

Subtotal	1,557	1,557	523

Total impaired loans	$5,310	$4,361	$523

        The following table presents noncovered nonaccrual loans, segregated by class of loans, as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Residential real estate	$—	$—
Commercial real estate:
Construction	1,054	695
Other	1,107	2,944
Commercial and industrial	—	—
Consumer and other	—	—

Total	$2,161	$3,639

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

        The following table presents an analysis of past due loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2011 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans ≥ 90 Days and Accruing
Residential real estate	$71	$212	$283	$38,333	$38,616	$—
Commercial real estate:
Construction	—	484	484	121,055	121,539	—
Other	979	609	1,588	482,096	483,684	—
Commercial and industrial	157	12	169	30,939	31,108	—
Consumer	267	102	369	25,713	26,082	—

Total	$1,474	$1,419	$2,893	$698,136	$701,029	$—

        The following table presents an analysis of past due loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans ≥ 90 Days and Accruing
Residential real estate	$30	$118	$148	$23,107	$23,255	$—
Commercial real estate:
Construction	171	64	235	70,308	70,543	—
Other	649	2,758	3,407	192,836	196,243	—
Commercial and industrial	200	2	202	38,717	38,919	—
Consumer	1,255	460	1,715	12,174	13,889	—

Total	$2,305	$3,402	$5,707	$337,142	$342,849	$—

        The following table presents an analysis of past due loans covered by loss share agreements, segregated by class of loans, as of December 31, 2011 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Residential real estate	$8,973	$32,561	$41,534	$147,934	$189,468
Commercial real estate:
Construction	12,411	115,085	127,496	61,835	189,331
Other	17,379	88,306	105,685	271,164	376,849
Commercial and industrial	1,442	7,850	9,292	29,492	38,784
Consumer	348	2,651	2,999	14,723	17,722

Total	$40,553	$246,453	$287,006	$525,148	$812,154

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

        The following table presents an analysis of past due loans covered by loss share agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Residential real estate	$7,532	$29,678	$37,210	$154,234	$191,444
Commercial real estate:
Construction	18,284	125,733	144,017	120,841	264,858
Other	16,021	63,436	79,457	293,318	372,775
Commercial and industrial	913	14,914	15,827	71,763	87,590
Consumer	476	2,384	2,860	15,440	18,300

Total	$43,226	$236,145	$279,371	$655,596	$934,967

        At December 31, 2011 and 2010, a significant portion of the Company's covered loans were past due, including many that were 90 days or greater past due. However, such delinquencies were included in the Company's performance expectations in determining the fair values of covered loans at the acquisition dates. Accordingly, all covered loans continue to accrete interest income.

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

        Pass (Grades 1-4)—Pass graded loans represent average to above average business risk and demonstrate an ability to adequately service both short term and long term obligations.

        Watch (Grade 5)—Watch grades is indicative of borrowers that have not met performance expectations, or that are acceptable business credits but with considerable risk. The increased risk may be due to a smaller less diverse asset base, very little liquidity or limited debt capacity, but still greater than one to one.

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

Note 5: Allowance for Loan Losses (ALL) (Continued)

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

        Doubtful (Grade 8)—Loans that carry a doubtful credit rating represent more severe weaknesses than those inherent in the substandard classification, and where collection or liquidation in full is improbable. While immediate charge-off may not be appropriate, legal and aggressive collection action should be undertaken to attempt to recover the bank's funds or minimize eventual loss to the bank. A Doubtful classification is a temporary rating when the exact amount of the loss cannot be determined, or when potential loss exposure of 50% or more exists in a substandard credit. A Doubtful credit carries a specific allocation for the amount estimated as loss. The portion of a credit that can be clearly identified as loss should be charged-off.

        The following table presents the risk grades of the loan portfolio not covered by loss sharing agreements, segregated by class of loans, as of December 31, 2011 (in thousands):

	Residential real estate	Commercial real estate— construction	Commercial real estate— other	Commercial and industrial	Consumer and other	Total
Pass	$32,624	$76,949	$429,547	$24,769	$24,641	$588,530
Watch	4,513	36,898	48,789	2,837	1,098	94,135
OAEM	66	6,576	1,818	2,915	21	11,396
Substandard	1,394	1,116	3,511	587	304	6,912
Doubtful	19	—	19	—	18	56

Total	$38,616	$121,539	$483,684	$31,108	$26,082	$701,029

        The following table presents the risk grades of the loan portfolio not covered by loss sharing agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	Residential real estate	Commercial real estate— construction	Commercial real estate— other	Commercial and industrial	Consumer and other	Total
Pass	$20,908	$50,174	$186,067	$38,135	$12,444	$307,728
Watch	1,514	20,274	6,559	661	698	29,706
OAEM	489	28	237	64	450	1,268
Substandard	256	67	2,105	59	234	2,721
Doubtful	88	—	1,275	—	63	1,426

Total	$23,255	$70,543	$196,243	$38,919	$13,889	$342,849

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Allowance for Loan Losses (ALL) (Continued)

        The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of December 31, 2011 (in thousands):

	Residential real estate	Commercial real estate— construction	Commercial real estate— other	Commercial and industrial	Consumer and other	Total
Pass	$91,408	$29,712	$137,164	$15,951	$3,563	$277,798
Watch	16,570	10,463	54,084	3,700	364	85,181
OAEM	15,233	4,197	24,549	4,115	147	48,241
Substandard	62,484	144,115	161,052	10,665	13,202	391,518
Doubtful	3,773	844	—	4,353	446	9,416

Total	$189,468	$189,331	$376,849	$38,784	$17,722	$812,154

        The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of December 31, 2010 (in thousands):

	Residential real estate	Commercial real estate— construction	Commercial real estate— other	Commercial and industrial	Consumer and other	Total
Pass	$106,936	$77,266	$149,682	$46,432	$8,414	$388,730
Watch	9,860	3,229	51,720	6,442	1,096	72,347
OAEM	10,464	5,760	27,924	8,479	296	52,923
Substandard	54,783	158,786	132,490	20,654	7,621	374,334
Doubtful	9,401	19,817	10,959	5,583	873	46,633

Total	$191,444	$264,858	$372,775	$87,590	$18,300	$934,967

Note 6: Other Real Estate Owned

        The following is a summary of transactions in noncovered and covered other real estate owned for the years ended December 31, 2011and 2010 (in thousands):

Noncovered other real estate	2011	2010
Balance, beginning of year	$75	$120
Other real estate acquired through foreclosure of loans receivable	1,381	—
Other real estate sold	(171)	(45)
Write down of other real estate	(75)	—

Balance, end of year	$1,210	$75

Covered other real estate	2011	2010
Balance, beginning of year	$155,981	$141,690
Other real estate acquired through FDIC-assisted acquisitions	16,961	13,285
Other real estate acquired through foreclosure of loans receivable	68,331	174,024
Other real estate sold	(94,566)	(87,988)
Write down of other real estate	(62,211)	(85,030)

Balance, end of year	$84,496	$155,981

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 7: Troubled Debt Restructuring

        The Company has directly charged-off $161,000 on one loan that was modified in a troubled debt restructuring as of December 31, 2011. The terms of the loan were modified as a troubled debt restructuring. The modification of the terms of such loan included a reduction in the stated interest rate of the loan for a term of twelve months, after which the loan will mature. The recorded investment in the loan did not change post modification of the restructuring. The Company has not committed to lend additional funds to the customer with the outstanding loan that is classified as a troubled debt restructuring.

Note 8: Premises and Equipment

        Premises and equipment are summarized as follows at December 31, 2011 and 2010 (in thousands):

	2011	2010
Land	$10,188	$8,701
Buildings and improvements	21,463	18,684
Furniture, fixtures, and equipment	8,404	5,241
Construction in progress	97	516

	40,152	33,142
Less accumulated depreciation	3,392	1,234

	$36,760	$31,908

        Depreciation expense for premises and equipment for the years ended December 31, 2011 and 2010, and the successor and predecessor periods ended December 31, 2009 was $2.1 million, $1.2 million, $90,000 and $30,000, respectively.

  Leases

        The Company has various operating leases on banking locations. Generally, these leases have terms of less than ten years with renewal options.

        Future minimum lease commitments under all noncancellable operating leases with terms of one year or more, excluding any renewal options, are as follows (in thousands):

2012	$1,078
2013	1,376
2014	2,013
2015	1,729
2016	1,637
Thereafter	12,019

Total	$19,852

        Rent expense for the years ended December 31, 2011 and 2010, and for period from July 24, 2009 through December 31, 2009 was $2.4 million, $2.2 million and $445,000, respectively, and was included in occupancy expense in the Company's consolidated statements of income. Rent expense for the period January 1, 2009 through July 23, 2009 was insignificant.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 9: Goodwill and Other Intangible Assets

        Changes to the carrying amounts of goodwill and identifiable intangible assets for the years ended December 31, 2011 and 2010 are presented in the table below (in thousands):

	2011	2010
Goodwill, balance beginning of year	$6,562	$9,217
Less fair value adjustment	—	(2,655)

Goodwill, end of year	6,562	6,562

Core deposit intangible, balance beginning of year	2,632	3,117
NorthWest Bank and Trust acquisition	—	243
United Americas Bank acquisition	—	196
Piedmont Community Bank acquisition	136	—
Community Capital Bank acquisition	62	—
Less: accumulated amortization	(948)	(924)

	1,882	2,632

Total intangible assets, end of year	$8,444	$9,194

        Amortization expense of $948,000, $924,000, and $210,000 was recorded on the core deposit intangible for the years ended December 31, 2011 and 2010, and for the successor period from July 24, 2009 through December 31, 2009, respectively. There was no amortization expense for the predecessor period.

        The goodwill acquired during the year 2009 was a result of the Buckhead Community Bank acquisition on December 4, 2009. The Company adjusted goodwill during the first half of 2010 related to the acquisition. At the time of the acquisition, the Company made certain assumptions related to the fair values of the acquired certificates of deposits. A subsequent review of those assumptions resulted in changes that resulted in a lower fair value on the acquired certificates. Also, during the quarter ended September 30, 2010, the Company completed the final settlement process with the FDIC related to the banks acquired in 2009. Final settlement involves a cash payment from one party to the other based upon updated information that was originally estimated at the time of acquisition.

        Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. The Company evaluates goodwill for impairment on at least an annual basis and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. At December 31, 2011, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more likely than not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test. At December 31, 2010, the election to perform a qualitative assessment was not available. Therefore, the Company performed Step 1 of the two-step impairment test and determined that goodwill was not impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 9: Goodwill and Other Intangible Assets (Continued)

        Amortization expense for the core deposit intangible for the next five years is as follows (in thousands):

2012	$979
2013	704
2014	123
2015	39
2016	29
Thereafter	8

Total	$1,882

Note 10: FDIC Receivable for Loss Sharing Agreements

        The following table documents changes in the carrying value of the FDIC receivable for loss sharing agreements relating to covered loans and other real estate for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Fair value of FDIC receivable for loss sharing agreements at beginning of year	$494,428	$605,502
Reductions resulting from:
Payments received	(212,865)	(290,815)
Recovery of previous loss reimbursements	—	—
Additions resulting from:
Charge-offs, write-downs and other losses	103,640	39,950
Discount accretion	10,601	15,652
Fair value of FDIC receivable at acquisition—NWBT	—	24,955
Fair value of FDIC receivable at acquisition—UAB	—	78,466
Fair value of FDIC receivable at acquisition—PCB	66,946	—
Fair value of FDIC receivable at acquisition—CCB	48,420	—
External expenses qualifying under loss sharing agreements	18,270	20,718

Balance, end of year	$529,440	$494,428

        The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using estimated cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. At December 31, 2011, the Company estimated that $88.5 million was currently due from the FDIC.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 11: Deposits

        Deposits are summarized as follows (in thousands):

	2011	2010
Noninterest-bearing demand deposits	$297,188	$224,543
Interest-bearing demand deposits	359,020	293,660
Savings and money market accounts	1,140,552	1,276,798
Time deposits less than $100,000	275,413	361,370
Time deposits $100,000 or greater	226,292	265,555

Total deposits	$2,298,465	$2,421,926

        The aggregate amount of time deposits in denominations of $100,000 or greater at December 31, 2011 and 2010 were $226.3 million and $265.6 million, respectively. The scheduled maturities of time deposits at December 31, 2011 are as follows (in thousands):

2012	$402,572
2013	51,641
2014	33,316
2015	7,598
2016 and thereafter	6,578

$501,705

        The Company had brokered deposits of $12.0 million and $16.1 million at December 31, 2011 and 2010. All brokered deposits outstanding at December 31, 2011 mature in 2012 and their weighted average cost is 2.25%.

Note 12: Securities Sold Under Repurchase Agreements

        Securities sold under repurchase agreements, which are secured borrowings, generally mature within one day from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company is required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis. Securities sold under repurchase agreements were $4.7 million and $5.2 million as of December 31, 2011 and 2010, respectively.

Note 13: Notes Payable

        During 2010, the Bank sold a junior participation interest in three loans. The participation agreements have various provisions regarding collateral position, pricing and other matters. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles the Bank to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with guidance provided in ASC Topic 860, Accounting for Transfers of Financial Assets, because they do not qualify as participating interests. The Bank recorded the transaction as a secured borrowing. At December 31, 2011, the balance of the secured borrowing was $2.5 million, a decrease of

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 13: Notes Payable (Continued)

approximately $21,000 from December 31, 2010. The loans are recorded at their gross balances outstanding on the balance sheet.

Note 14: Derivative Instruments and Hedging Activities

        The Bank has entered into interest rate swap contracts in connection with its hedging of specific loans made to customers. During 2011, the Bank entered into interest rate swaps totaling $46.9 million using a receive-variable swap to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. As structured, the pay-fixed, receive-variable swaps are evaluated as fair value hedges and are considered highly effective. As highly effective fair value designated hedges, the underlying hedged instruments are recorded on the balance sheet at fair value with the periodic changes of the fair value reported in the consolidated statements of income.

        For the year ended December 31, 2011, the interest rate swaps designated as fair value hedges resulted in a reduction in interest income of $184,000, on the related loans receivable. The fair value of the swaps at December 31, 2011 was recorded on the consolidated statements of financial condition as a liability in the amount of $1.0 million.

        Net losses, after tax, on the fair value swaps were $660,000 at December 31, 2011. The fixed rate loans being hedged with interest rate swaps are structured to include a prepayment make-whole clause. The prepayment make-whole fee represents a reasonable estimate of the economic loss (if any) from the early prepayment, in part or in whole, of the loan.

Note 15: Other Assets

        The more significant components of other assets outstanding at December 31, 2011 and 2010 were as follows (in thousands):

Other Assets	2011	2010
Accrued interest receivable	$6,015	$8,594
Cash surrender value of life insurance	37,395	35,972
Prepaid FDIC insurance assessments	5,550	7,081
Other prepaid expenses	1,960	1,630
Miscellaneous receivables and other assets	6,476	1,046

Total other assets	$57,396	$54,323

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 16: Other Liabilities and Accrued Expenses

        The more significant components of other liabilities and accrued expenses outstanding at December 31, 2011 and 2010 were as follows (in thousands):

Other Liabilities and Accrued Expenses	2011	2010
Accrued interest payable	$2,257	$4,850
Accrued income taxes	(29,397)	(5,274)
Accrued bonus plan	5,926	4,643
Net deferred tax liability	60,800	18,363
FDIC settlement	—	14,527
Derivative	1,021	—
FDIC clawback liability	941	597
Accrued audit fees	908	413
Miscellaneous payables and accrued expenses	1,440	1,385

Total accrued expenses and other liabilities	$43,896	$39,504

Note 17: Stock Warrants

        In connection with the Bank's recapitalization on July 24, 2009, certain of the Bank's executive officers, a member of the Bank's senior management and one of the Bank's directors purchased 700,000 shares of common stock and 2,102,605 warrants to purchase one share of the Bank's common stock at a strike price of $10.00. In addition, certain nonemployee "legacy" directors purchased 100,000 shares of common stock and 100,000 warrants to purchase one share of stock at a $5.00 strike price.

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

        On October 14, 2010, some members of the Company's senior management and one of its directors purchased individual warrants that gave them the right to purchase an additional 59,927 shares of the Company's common stock at $11.21 per share. The Company utilized the Black-Scholes valuation model to determine the fair value of the warrants, which at the date of issuance was $139,031 based on a $2.32 warrant value and $10.00 strike price. The assumptions used when calculating the value per the Black-Scholes model included a risk-free rate of 1.98%, volatility of 13.50% and dividend yield of 2.50%. The warrants were fully exercisable as of the grant date.

        The warrants issued to our executive officers, directors and senior management are subject to repurchase agreements should they leave their employment or their role as director, as applicable, or in some cases should other executive officers leave their respective roles. The repurchase is at the Company's option at $2.00 per warrant (or $2.32 for warrants purchased on October 14, 2010), or $12.00 per share for exercised warrants, for the first three years from issue. The repurchase applies to all warrants from the first twelve months of grant, two-thirds for the next twelve months and one-third for the third twelve months. After three years, the holders' warrants are not subject to repurchase. If

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 17: Stock Warrants (Continued)

the warrant holder employee has exercised the warrant for shares within the repurchase period, the common stock issued will be subject to the repurchase agreement until the agreement expires. If there is a change in control during the repurchase period, the repurchase option expires. As of December 31, 2011, the Company has issued 2,720,561 warrants as of the effective date, of which 33,734 have been repurchased.

Note 18: Share-Based Compensation

        The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the" Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of stock for issuance in accordance with the Plan terms. All stock option and restricted stock activity occurred during the third quarter 2011. There was no stock option or restricted stock activity in 2010.

  Stock Option Awards

        Option awards are generally granted with an exercise price equal to the market price of the Company's common stock at the date of grant. The options include a vesting period, usually three years, and a ten-year contractual period. Certain option grants provide for accelerated vesting if there is a change in control of the Company or certain other conditions are met, as defined in the Plan document. The Company shall, at all times during the term of the Plan, retain as authorized and unissued shares in the Company's treasury, at least the number of shares required to satisfy option exercises. Currently, the Company has a sufficient number of shares allocated to satisfy expected share option exercises.

        The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the indicated periods:

December 31, 2011
Expected dividend yield	—%
Expected volatility	54.9%
Risk-free interest rate	1.4%
Expected term (in years)	6.50
Weighted-average grant-date fair value	$6.55

        The assumptions above are based on multiple peer group factors such as historical stock option expense patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the peer group population's stock price.

        Compensation expense relating to options of $17,000 was included in the Company's consolidated statement of income as of December 31, 2011. Unearned share-based compensation associated with these options totaled $173,000. The amount of compensation was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. All stock option grants occurred during the third quarter 2011. As of December 31, 2011 no options were vested or exercised.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 18: Share-Based Compensation (Continued)

        The following table represents the activity related to stock options:

	December 31, 2011
	Number of options	Weighted averge exercise price	Weighted average remaining contract life
Outstanding options at beginning of year	—	$—	—
Granted	28,918	14.37	2.29
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding options at end of year	28,918	$14.37	2.29

  Restricted Stock Awards

        The Company issued restricted stock to certain officers during 2011 under the Plan. The plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends, if applicable, and have the right to vote the shares. The fair value of the restricted stock shares awarded under the Plan is recorded as unearned share-based compensation. The unearned compensation related to these awards is amortized to compensation expense over the vesting period, generally three years. The total share-based compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. As of December 31, 2011, compensation expense recognized in the Company's consolidated statement of income for restricted stock was $171,000. Unearned share-based compensation associated with these awards totaled $1.3 million.

        The following table represents the activity related to restricted stock awards:

2011
Balance at beginning of year	—
Granted	109,655
Forfeited	—
Earned and issued	—

Outstanding restricted stock at end of year	109,655

        The weighted average grant date fair value of the restricted stock granted was $13.87 as of December 31, 2011.

Note 19: Regulatory Matters

        At December 31, 2011 and 2010, the Company had required reserve balances at the Federal Reserve Bank of $55.2 million and $20.8 million, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 19: Regulatory Matters (Continued)

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Qualitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Company and the Bank.

        At December 31, 2011 and 2010, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be well-capitalized, the Company and the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events that have occurred subsequent to year-end that would change the Company and the Bank's classification from well-capitalized. The Company's and the Bank's actual ratios as of December 31, 2011 and 2010 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	$406,597	37.02%	$87,875	8.00%	$109,844	10.00%
State Bank and Trust Company	$390,571	35.57%	$87,833	8.00%	$109,792	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$392,179	35.70%	$43,938	4.00%	$65,907	6.00%
State Bank and Trust Company	$376,159	34.26%	$43,917	4.00%	$65,875	6.00%
Tier I Capital to Average Assets
Consolidated	$392,179	13.76%	$114,000	4.00%	$—	N/A %
State Bank and Trust Company	$376,159	13.23%	$113,771	4.00%	$142,213	5.00%
As of December 31, 2010
Total Capital to Risk-Weighted Assets
Consolidated	$353,902	44.23%	$64,016	8.00%	$80,020	10.00%
State Bank and Trust Company	$352,462	44.05%	$64,016	8.00%	$80,020	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$348,552	43.56%	$32,008	4.00%	$48,012	6.00%
State Bank and Trust Company	$347,111	43.38%	$32,008	4.00%	$48,012	6.00%
Tier I Capital to Average Assets
Consolidated	$348,552	12.77%	$109,215	4.00%	$—	N/A %
State Bank and Trust Company	$347,111	12.71%	$109,215	4.00%	$136,519	5.00%

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 19: Regulatory Matters (Continued)

        As a condition to the FDIC's approval of the Interagency Notice of Change in Control Application filed in connection with the July 24, 2009 recapitalization and acquisition of the six bank subsidiaries of Security Bank Corporation, the Bank was required to execute a Capital Maintenance Agreement with the FDIC. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At December 31, 2011 and 2010, the Bank was in compliance with the Capital Maintenance Agreement.

        In addition, under the Georgia Department of Banking and Finance's letter dated July 24, 2009, issuing its approval of the Interagency Notice of Change in Control filing with respect to the Bank, for a period of three years after consummation of the change in control transaction, the Bank must also obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company. In addition, during the first three years of the Company's operations, the Company may not pay dividends without the prior written approval of the Georgia Department of Banking and Finance. On November 28, 2011, the Georgia Department of Banking and Finance approved the Bank's application to dividend $15.0 million to the Company, which was effected on December 1, 2011.

Note 20: Commitments and Contingent Liabilities

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

        The Company's exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 20: Commitments and Contingent Liabilities (Continued)

obligations as it does for on-balance-sheet instruments. A summary of the Company's commitments is as follows (in thousands):

	December 31
	2011	2010
Commitments to extend credit:
Fixed	$32,460	$38,014
Variable	139,976	145,609
Financial standby letters of credit:
Fixed	381	27
Variable	3,669	2,136

Total	$176,486	$185,786

        Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.88% to 18.00% and maturities ranging from three months to 20 years.

        In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Note 21: Fair Value

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 21: Fair Value (Continued)

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

  (b) Investment Securities Available for Sale

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

  (d) Mortgage Loans Held for Sale

        Mortgage loans held for sale are recorded at fair value. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

  (e) Noncovered Loans

        Fair values are estimated for portfolios of noncovered loans with similar financial characteristics. Loans are segregated by type. The fair value of performing noncovered loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect observable market information incorporating the credit, liquidity, yield, and other risks inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

  (f) Covered Loans

        Acquired covered loans are recorded at fair value at the date of acquisition exclusive of expected cash flow reimbursements from the FDIC. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and, if appropriate, an accretable discount. Subsequent

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 21: Fair Value (Continued)

decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases to the expected cash flows result in a reversal of the provision for loan losses to the extent of prior changes or a reclassification of the difference from the nonaccretable to accretable with a positive impact on the accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows.

  (g) Impaired Noncovered Loans

        Fair values for noncovered loans deemed impaired are measured on a nonrecurring basis and are based on the underlying collateral value of the impaired loan less disposal costs based on current appraisals or management's estimation of the value of the collateral. When the value is based on observable market prices such as an appraisal, the asset is recorded in Level 2 hierarchy. When an appraised value is not available or management determines the fair value of the collateral is further impaired, the asset is recorded as a nonrecurring Level 3 hierarchy. Updated appraisals are obtained on at least an annual basis. However, management has determined the fair value of collateral is further impaired. Therefore, impaired noncovered loans are recorded as a Level 3 hierarchy.

  (h) Impaired Covered Loans

        The fair values of impaired covered loans are measured on a nonrecurring basis. As of December 31, 2011, the Company identified acquired loans covered by FDIC loss share agreements where the expected performance of such loans had deteriorated from management's performance expectations established in conjunction with the determination of the acquisition date fair values. The Company identified $111.6 million of impaired covered loans that were individually evaluated for impairment with an allocated allowance of $35.5 million and $322.9 million of impaired covered loans that were evaluated as part of their respective pools with an allocated allowance of $23.8 million. The loans are recorded at fair value using unobservable assumptions, as such, are recorded as a nonrecurring Level 3 hierarchy.

  (i) Other Real Estate Owned

        The fair value of other real estate owned ("OREO") is determined when the asset is transferred to foreclosed assets. The assets are carried at the lower of the carrying value or fair value. Fair value is based on appraised values of the collateral or management's estimation of the value of the collateral. When the value is based on observable market prices such as an appraisal, the asset is recorded in Level 2 hierarchy. When an appraised value is not available or management determines the fair value of the collateral is further impaired, the asset is recorded as a nonrecurring Level 3 hierarchy. Updated appraisals are obtained on at least an annual basis on all other real estate owned. However, management has determined the fair value of collateral is further impaired based on our experience with disposing of foreclosed properties. Therefore, all other real estate owned is recorded as a nonrecurring Level 3 hierarchy.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 21: Fair Value (Continued)

  (j) FDIC Receivable for Loss Sharing Agreements

        The Company's FDIC receivable for loss sharing agreements approximates fair value. The FDIC receivable is recorded at fair value at the acquisition date. The FDIC receivable is recognized at the same time as the covered loans, and measured on the same basis, subject to collectability or contractual limitations, and the FDIC receivable is impacted by changes in estimated cash flows associated with these loans.

  (k) Accrued Interest Receivable

        The carrying amounts of accrued interest approximate fair value.

  (l) Deposits

        The fair value of deposits with no stated maturity, such as noninterest—bearing demand deposits, interest-bearing deposits, and savings and money market deposits, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

  (m) Securities Sold Under Agreements to Repurchase and Notes Payable

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

  (n) Derivative Instruments and Hedging Activities

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

  (o) Commitments and Contingencies

        The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

        Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan and lease losses to the loans. Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table below.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 21: Fair Value (Continued)

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

Assets and Liabilities Measured on a Recurring Basis:

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
December 31, 2011
Assets:
U.S. Government securities	$794	$77,476	$—	$78,270
States and political subdivisions	—	11,096	—	11,096
Residential mortgage-backed securities—nonagency	—	135,943	—	135,943
Residential mortgage-backed securities—agency	—	31,454	—	31,454
Collateralized-mortgage obligations	—	92,794	—	92,794
Corporate securities	—	372	—	372

Total recurring assets at fair value	$794	$349,135	$—	$349,929

Liabilities:
Derivative instruments—swap liability	—	1,021	—	1,021

Total recurring liabilities at fair value	$—	$1,021	$—	$1,021

December 31, 2010
Assets:
U.S. Government securities	$784	$162,897	$—	$163,681
States and political subdivisions	—	9,555	—	9,555
Residential mortgage-backed securities—nonagency	—	61,025	—	61,025
Residential mortgage-backed securities—agency	—	41,673	—	41,673
Collateralized-mortgage obligations	—	127,955	—	127,955
Corporate securities	—	1,692	—	1,692

Total recurring assets at fair value	$784	$404,797	$—	$405,581

        There were no transfers between Level 1, Level 2, or Level 3 during 2011 or 2010.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 21: Fair Value (Continued)

Assets and Liabilities Measured on a Nonrecurring Basis:

	Quoted Market Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
December 31, 2011
Assets:
Impaired Loans
Not covered by loss sharing agreement		$—		$—	$1,296	$1,296
Covered by loss sharing agreement		—		—	375,231	375,231

Total Impaired Loans		$—		$—	$376,527	$376,527

Other Real Estate
Not covered by loss sharing agreement	$		$		$1,210	$1,210
Covered by loss sharing agreement					84,496	84,496

Total Other Real Estate		$—		$—	$85,706	$85,706

December 31, 2010
Assets:
Impaired Loans
Not covered by loss sharing agreement		$—		$—	$3,838	$3,838
Covered by loss sharing agreement		—		—	—	—

Total Impaired Loans		$—		$—	$3,838	$3,838

Other Real Estate
Not covered by loss sharing agreement		$—		$—	$75	$75
Covered by loss sharing agreement		—		—	155,981	155,981

Total Other Real Estate		$—		$—	$156,056	$156,056

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 21: Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$220,532	$220,532	$386,489	$386,489
Investment securities available for sale	349,929	349,929	405,581	405,581
Federal Home Loan Bank stock	8,802	8,802	14,593	14,593
Mortgage loans held for sale	6,229	6,229	3,542	3,542
Net loans	1,443,699	1,457,424	1,272,465	1,287,994
FDIC receivable for loss sharing agreements, net	529,440	522,877	494,428	499,220
Accrued interest receivable	6,015	6,015	8,594	8,594
Liabilities
Deposits	$2,298,465	$2,301,139	$2,421,926	$2,429,608
Securities sold under agreements to repurchase	4,749	4,749	5,246	5,246
Notes payable	2,539	2,539	2,560	2,560
Derivative instruments	1,021	1,021	—	—
Accrued interest payable	2,257	2,257	4,850	4,850

Note 22: Income Taxes

        There was no income tax expense for the predecessor period January 1, 2009 through July 23, 2009. The components of income tax expense for the years ended December 31, 2011 and 2010 and the successor period from July 24, 2009 through December 31, 2009, are as follows (in thousands):

	December 31
	2011	2010	Successor Period 2009
Current tax provision:
Federal	$(17,638)	$10,806	$7,504
State	(1,271)	322	658

	(18,909)	11,128	8,162

Deferred tax provision:
Federal	39,459	13,689	1,781
State	2,978	2,496	396

	42,437	16,185	2,177

Total income tax provision	$23,528	$27,313	$10,339

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 22: Income Taxes (Continued)

        Income tax expense for the years ended December 31, 2011 and 2010 and the successor and predecessor periods ended December 31 and July 23, 2009 differ from the income taxes computed by applying the Federal statutory rate of 35% to income (loss) before income taxes. The reasons for the difference are as follows (in thousands):

	December 31		2009
	2011	2010	Successor Period	Predecessor Period
Statutory Federal income taxes	$23,287	$25,501	$9,926	$(86)
Charitable contribution credit	—	(315)	(217)	—
State taxes, net of federal benefit	1,109	1,832	685	—
Tax-exempt interest	(101)	(60)	(19)	—
Increase in valuation allowance for deferred tax asset	—	—	—	86
Cash surrender value	(498)
Other	(269)	355	(36)	—

Actual income taxes	$23,528	$27,313	$10,339	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 22: Income Taxes (Continued)

        The components of the net deferred tax liability included in other liabilities in the accompanying consolidated statement of financial condition as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31
	2011	2010
Deferred tax assets
Estimated loss on acquired assets	$203,940	$247,688
Allowance for loan losses	27,012	2,051
Net operating loss charitable contribution and credit carryforward	6,308	484
Other real estate owned	2,286	77
Unrealized loss on securities available for sale	1,441	—
Start up expenses	100	112
Other	73	—

Total deferred tax assets	241,160	250,412

Deferred tax liabilities
FDIC loss share receivable	(175,358)	(150,787)
Loan basis and other real estate differences	(71,852)	(57,516)
Deferred gain on FDIC assisted transactions	(43,519)	(54,607)
Premises and equipment	(6,726)	(5,341)
Intangible asset basis difference	(2,450)	—
Unrealized gains on securities available for sale	—	(1,504)
Prepaid expenses	(567)	(524)
Other	(47)	—

	(300,519)	(270,279)

Net Deferred Tax Liability	$(59,359)	$(19,867)

        At December 31, 2011 and 2010, the Company had Federal and State tax net operating loss carryforwards of approximately $6.5 million and $2.4 million, respectively, available to offset future taxable income. These loss carryforwards can be deducted against taxable income during the carryforward period. These loss carryforwards expire at the beginning of 2027. All tax years presented are open for examination by federal and state taxing authorities.

        The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company has not taken any uncertain tax positions.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 23: Earnings (Loss) Per Share

        Earnings (loss) per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	December 31
	2011	2010	Successor Period 2009	Predecessor Period 2009
Net Income (loss)	$43,006	$45,546	$18,022	$(247)

Denominator:
Weighted average common shares outstanding	31,611	31,559	30,584	767
Weighted average dilutive grants	1,012	910	430	—

Weighted average common shares outstanding including dilutive grants	32,623	32,469	31,014	767

Net income (loss) per share:
Basic	$1.36	$1.44	$.59	$(.32)

Diluted	$1.32	$1.40	$.58	$(.32)

Note 24: Condensed Financial Information of State Bank Financial Corporation (Parent Company Only)

        On July 23, 2010, the Company became the bank holding company of the Bank under a plan of reorganization and share exchange that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at its annual meeting held on March 11, 2010. Based on the information provided above, only two years of financial information is presented for the parent company for the statement of income and statement of cash flow.

Condensed Statements of Financial Condition
December 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
Assets
Cash and due from banks	$15,819	$1,327
Investment in subsidiary	381,269	357,902
Other assets	521	114

Total assets	397,609	359,343

Liabilities
Other borrowings	—	—
Other liabilities	321	—

Total liabilities	321	—

Shareholders' equity	397,288	359,343

Total liabilities and shareholders' equity	$397,609	$359,343

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 24: Condensed Financial Information of State Bank Financial Corporation (Parent Company Only) (Continued)

Condensed Statement of Income
For the Years Ended December 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
Interest income	$—	$—
Interest expense	—	1

Net interest income	—	(1)

Dividends from subsidiary	15,000	718
Other income	—	—
Other operating expense	859	302

Income before income tax benefit and equity in undistributed net income of subsidiary	14,141	415
Income tax benefit	(304)	(113)

Income before equity in undistributed net income of subsidiary	14,445	528
Equity in undistributed net income of subsidiary	28,561	45,018

Net income	$43,006	$45,546

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 24: Condensed Financial Information of State Bank Financial Corporation (Parent Company Only) (Continued)

Condensed Statement of Cash Flows
For the Years Ended December 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$43,006	$45,546
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Undistributed earnings of subsidiary	(28,561)	(45,018)
Stock compensation expense	188	—
Other, net	(86)	(114)

Net cash provided by operating activities	14,547	414

Cash flows from financing activities:
Repurchase of stock warrants	(55)	(10)
Issuance of common stock subsequent to reorganization	—	923

Net cash (used in) provided by financing activities	(55)	913

Net increase in cash and cash equivalents	14,492	1,327
Cash and cash equivalents, beginning	1,327	—

Cash and cash equivalents, ending	$15,819	$1,327

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

        Management's Report on Internal Controls Over Financial Reporting is set forth on page 85 of this Annual Report.

Changes in Internal Control over Financial Reporting

        During the quarter ended December 31, 2011 there was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
First Amendment to Employment Agreement dated May 11, 2010 by and among Joseph W. Evans and State Bank and Trust Company (incorporated by reference to Exhibit 10.5 of our registration statement on Form 10 ffiled on October 29, 2010)
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

Exhibit No.		Document
10.20	*	Fourth Amendment to Employment Agreement dated March 8, 2011 by and among J. Daniel Speight and State Bank and Trust Company (incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K for the year ended December 31, 2010)
10.21
State Bank Financial Corporation's 2011 Omnibus Equity Compensation Plan as adopted by the board of directors on January 26, 2011 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended June 30, 2011)
10.22	*
Restricted Stock Agreement dated September 1, 2011 by and among Joseph W. Evans and State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 8, 2011)
10.23	*
Form of Restricted Stock Agreement dated September 1, 2011 (Pursuant to Instruction 2 of Item 601, one form of Restricted Stock Agreement has been filed which has been executed by Kim M. Childers, Stephen W. Doughty and J. Daniel Speight) (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 8, 2011)
10.24	*
Restricted Stock Agreement dated August 15, 2011 by and among Thomas L. Callicutt, Jr. and State Bank Financial Corporation (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended September 30, 2011)
21.1		Subsidiaries of State Bank Financial Corporation
23.1		Consent of Independent Registered Public Accounting Firm—Dixon Hughes Goodman LLP
24.1		Power of Attorney (contained on the signature page hereof)
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer
32.2		Rule 13a-14(a) Certification of the Chief Financial Officer
33.1		Section 1350 Certifications
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011 and 2010 and the periods ended December 31, 2009 and July 23, 2009, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010 and the periods ended December 31, 2009 and July 23, 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the periods ended December 31, 2009 and July 23, 2009, and (iv) Notes to Consolidated Financial Statements.**

*
Management compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION
Date: March 15, 2012	By:	/s/ JOSEPH W. EVANS Joseph W. Evans Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. BALKCOM, JR. James R. Balkcom, Jr.	Director	March 15, 2012
/s/ KELLY H. BARRETT Kelly Barrett	Director	March 15, 2012
/s/ ARCHIE L. BRANSFORD, JR. Archie L. Bransford, Jr.	Director	March 15, 2012
/s/ THOMAS L. CALLICUTT, JR. Thomas L. Callicutt, Jr.	Chief Financial Officer	March 15, 2012
/s/ KIM M. CHILDERS Kim M. Childers	Chief Credit Officer, President and Director, Executive Risk Officer	March 15, 2012
/s/ JOSEPH W. EVANS Joseph W. Evans	Chairman, Chief Executive Officer and Director	March 15, 2012
/s/ VIRGINIA A. HEPNER Virginia A. Hepner	Director	March 15, 2012

Signature	Title	Date

/s/ J. DANIEL SPEIGHT, JR. J. Daniel Speight, Jr.	Chief Operating Officer, Vice Chairman and Director	March 15, 2012
/s/ J. THOMAS WILEY, JR. J. Thomas Wiley, Jr.	Director	March 15, 2012

Exhibit List

21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm—Dixon Hughes Goodman LLP
24.1	Power of Attorney (contained on the signature page hereof)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011 and 2010 and the periods ended December 31, 2009 and July 23, 2009, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011 and 2010 and the periods ended December 31, 2009 and July 23, 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the periods ended December 31, 2009 and July 23, 2009, and (iv) Notes to Consolidated Financial Statements.*

*
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