Form 10-K/A
period 2011-12-31
STATE BANK FINANCIAL CORP
filed 2012-04-10
CIK 1497275

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1.

 EXPLANATORY NOTE

        This Form 10-K/A amends the Annual Report on Form 10-K of State Bank Financial Corporation for the fiscal year ended December 31, 2011 (the "Form 10-K"), as filed with the Securities and Exchange Commission on March 15, 2012, for the sole purpose of providing certain information required by Part II, Item 5 of the Form 10-K. The complete text of Item 5, as amended, is included in this Form 10-K/A. Capitalized terms used but not otherwise defined in this Form 10-K/A have the meanings given in the Form 10-K.

        Except as described above, no other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

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

        The following table shows the high and low sales prices for shares of our common stock reported by the OTC Markets for 2010 and the first quarter of 2011, and the high and low sales prices for our shares as quoted on The NASDAQ Capital Market for the second, third and fourth quarters of 2011.

	High	Low
2011
Fourth Quarter	$15.50	$12.50
Third Quarter	$16.58	$12.59
Second Quarter	$17.90	$16.37
First Quarter	$18.00	$16.00
2010
Fourth Quarter	$16.00	$14.00
Third Quarter	$16.00	$15.25
Second Quarter(1)	$16.00	$16.00
First Quarter(1)	$14.00	$14.00

(1)
Trades reported before the holding company reorganization on July 23, 2010.

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

        The performance graph compares the total return percentage on the Company's common stock, to that of the common stocks reported in the SNL U.S. Bank Index and the common stocks reported in the NASDAQ U.S. Index. The SNL U.S. Bank Index is made up of 338 U.S. bank stocks and the NASDAQ U.S. Index comprises of all domestic shares traded on the NASDAQ Global Select, NASDAQ Global Market and The NASDAQ Capital Market, excluding preferred, rights and warrants. The following graph shows the total return percentage for shares of our common stock beginning with the second quarter of 2011. For the prior periods indicated, the table shows the reported price change percentage for our common stock based on information gathered from OTC markets. Prior to our listing on NASDAQ, our common stock was considered a "grey market" security. Trades in grey market stocks are reported by broker-dealers to their Self Regulatory Organization (SRO) and the SRO distributes the trade data to market data vendors and financial websites so investors can track price and volume information. Because grey market securities are not traded or quoted on an exchange or interdealer quotation system, investors' bids and offers are not collected in a single location and market transparency is diminished.

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

 Part IV

Item 15.    Exhibits, Financial Statement Schedules.

Exhibit No.	Document
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION
Date: April 10, 2012	By:	/s/ JOSEPH W. EVANS Joseph W. Evans Chief Executive Officer

QuickLinks

EXPLANATORY NOTE
Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Stock Performance Graph Total Return (%)
Part IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES