Form 10-Q
period 2012-03-31
STATE BANK FINANCIAL CORP
filed 2012-05-10
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54056

STATE BANK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	27-1744232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3399 Peachtree Road, NE, Suite 1900, Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the registrant’s common stock, as of May 10, 2012 was 31,721,236.

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
•                   economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and
•                   other risk factors discussed from time to time in the periodic reports we file with the SEC.

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, for a description of some of the important factors that may affect actual outcomes.

PART I
Item 1.  Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and amounts due from depository institutions	$11,287	$13,747
Interest-bearing deposits in other financial institutions	199,031	206,785
Cash and cash equivalents	210,318	220,532
Investment securities available-for-sale	322,832	349,929
Federal Home Loan Bank stock	8,802	8,802
Loans receivable:
Noncovered under FDIC loss share agreements	754,635	701,029
Covered under FDIC loss share agreements, net	792,158	812,154
Allowance for loan losses (noncovered loans)	(11,681)	(10,207)
Allowance for loan losses (covered loans)	(56,087)	(59,277)
Net loans	1,479,025	1,443,699
Mortgage loans held for sale	3,719	6,229
Other real estate owned:
Noncovered under FDIC loss share agreements	957	1,210
Covered under FDIC loss share agreements	63,572	84,496
Premises and equipment, net	36,971	36,760
Goodwill	6,562	6,562
Core deposit intangible, net	1,636	1,882
FDIC receivable for loss share agreements, net	460,593	529,440
Other assets	81,661	86,793
Total assets	$2,676,648	$2,776,334
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$312,967	$297,188
Interest-bearing deposits	1,875,908	2,001,277
Total deposits	2,188,875	2,298,465
Securities sold under agreements to repurchase	1,421	4,749
Notes payable	2,535	2,539
Other liabilities	75,314	73,293
Total liabilities	2,268,145	2,379,046
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, zero shares issued and outstanding in 2012 and 2011, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,721,236 shares issued and outstanding in 2012 and 2011, respectively	317	317
Additional paid-in capital	293,240	293,074
Retained earnings	111,712	106,574
Accumulated other comprehensive income (loss), net of tax	3,234	(2,677)
Total shareholders' equity	408,503	397,288
Total liabilities and shareholders' equity	$2,676,648	$2,776,334
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended
	March 31
	2012	2011
Interest income:
Noncovered loans, including fees	$11,834	$6,739
Accretion income on covered loans	23,490	25,482
Investment securities:
Taxable	2,799	2,278
Tax-exempt	104	102
Deposits with other financial institutions	102	197
Total interest income	38,329	34,798
Interest expense:
Deposits	2,796	7,033
Notes payable	55	72
Federal funds purchased and repurchase agreements	1	13
Total interest expense	2,852	7,118
Net interest income	35,477	27,680
Provision for loan losses (noncovered loans)	1,535	961
Provision for loan losses (covered loans)	(1,283)	—
Net interest income after provision for loan losses	35,225	26,719
Noninterest income:
Accretion (amortization) of FDIC receivable for loss sharing agreements	(7,001)	4,973
Service charges on deposits	1,212	1,413
Mortgage banking income	302	157
Gain (loss) on sale of investment securities	93	(3)
ATM income	585	488
Other	1,031	1,036
Total noninterest income	(3,778)	8,064
Noninterest expense:
Salaries and employee benefits	12,963	11,677
Occupancy and equipment	2,457	1,892
Legal and professional fees	1,517	1,843
Marketing	264	760
Federal insurance premiums and other regulatory fees	418	649
Net cost of operations of real estate owned	2,078	1,930
Data processing	1,864	951
Core deposit intangible amortization	246	224
Other	1,406	1,513
Total noninterest expense	23,213	21,439
Income before income taxes	8,234	13,344
Income tax expense	3,096	5,113
Net income	$5,138	$8,231
Basic net income per share	$.16	$.26
Diluted net income per share	$.16	$.25
Weighted Average Shares Outstanding:
Basic	31,611,603	31,610,904
Diluted	32,794,798	32,622,623

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31
	2012	2011
Net income	$5,138	$8,231
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities available-for-sale arising during the period, net of income tax expense of $3,597 and income tax benefit of $54, respectively	5,969	(90)
Reclassification adjustment for (gains) losses on liquidation of equity securities included in investment securities available-for-sale, net of income tax expense of $35 and income tax benefit of $1, respectively	(58)	2
Total other comprehensive income (loss)	5,911	(88)
Comprehensive income	$11,049	$8,143

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Stock
Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343
Repurchase of stock warrants	(16,000)	—	—	(33)	—	—	(33)
Change in accumulated other comprehensive income	—	—	—	—	—	(88)	(88)
Net income	—	—	—	—	8,231		8,231
Balance, March 31, 2011	2,699,561	31,610,904	$316	$292,909	$71,799	$2,429	$367,453

Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288
Stock based compensation	—	—	—	166	—	—	166
Change in accumulated other comprehensive income	—	—	—	—	—	5,911	5,911
Net income	—	—	—	—	5,138	—	5,138
Balance, March 31, 2012	2,686,827	31,721,236	$317	$293,240	$111,712	$3,234	$408,503

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31
	2012	2011
Cash Flows from Operating Activities
Net income	$5,138	$8,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion on premises and equipment and investments	362	794
Amortization of intangible assets	246	224
Provision for loan losses	252	961
Amortization of premiums and discounts on acquisitions, net	(16,489)	(30,455)
Loss on sale of other real estate owned	941	1,048
Writedowns of other real estate owned	19,140	18,536
Increase in FDIC receivable for covered losses	(9,889)	(5,539)
Funds collected from FDIC receivable	66,643	47,332
Proceeds from sales of mortgage loans held for sale	18,072	8,932
Originations of mortgage loans held for sale	(15,647)	(6,249)
Loss on mortgage loans held for sale	85	—
Loss (gain) on available for sale securities	(93)	3
Net change in cash surrender value of insurance	(344)	(357)
Stock based compensation expense	166	—
Loss share true-up liability	9	—
Changes in other assets, net	2,293	(3,003)
Changes in other liabilities, net	2,008	3,995
Net cash provided by operating activities	72,893	44,453
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(14,097)	(26,883)
Proceeds from sales, calls, maturities and paydowns of investment securities available for sale	50,740	46,288
Loans to customers, net of repayments	(20,224)	(15,762)
Redemptions of Federal Home Loan Bank stock	—	451
Purchases of premises and equipment	(932)	(648)
Proceeds from sales of other real estate owned	14,324	20,097
Net cash provided by investing activities	29,811	23,543

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED) (DOLLARS IN THOUSANDS)

	Three Months Ended
	March 31
	2012	2011
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	15,779	5,274
Net (decrease) in interest-bearing customer deposits	(125,369)	(157,335)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(3,328)	125
Repurchase of stock warrants	—	(33)
Cash (used in) financing activities	(112,918)	(151,969)
Net (decrease) in cash and cash equivalents	(10,214)	(83,973)
Cash and cash equivalents, beginning	220,532	386,489
Cash and cash equivalents, ending	$210,318	$302,516
Cash Received During the Period for:
Interest income on loans	$12,769	$6,579
Cash Paid During the Period for:
Interest expense	$3,180	$6,709
Income taxes	—	—
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities, net of tax	$5,911	$(88)
Transfers of loans to other real estate owned	13,228	14,774

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Basis of Presentation

State Bank Financial Corporation (the “Company”) is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, State Bank and Trust Company (the “Bank”).  The Bank operates a full service banking business and offers a broad range of commercial and retail banking products to its customers, which range from metro Atlanta to middle Georgia.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts have been reclassified to conform to current period presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2:  Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). The amendments in ASU 2011-04 primarily represent clarification to existing guidance over the fair value measurement and disclosure requirements. ASU 2011-04 does not change the concepts of the valuation premise and high and best use, stating that they are only relevant for nonfinancial assets. The guidance also changes the application of premiums and discounts and includes new disclosures. The amendments in this guidance are effective for the Company for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company's results of operations or financial position. The additional required disclosures are included in Note 15.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). The amendments in ASU 2011-05 require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The amendments in this guidance are effective for the Company as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment had no impact on the consolidated financial statements as the prior presentation of comprehensive income was in compliance with this amendment.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3: Investment Securities

Investment securities as of March 31, 2012 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$51,949	$1,229	$—	$53,178
States and political subdivisions	12,389	320	18	12,691
Residential mortgage-backed securities-nonagency	140,365	3,602	4,072	139,895
Residential mortgage-backed securities-agency	31,813	1,409	—	33,222
Collateralized mortgage obligations	80,961	2,512	5	83,468
Corporate securities	378	—	—	378
Total investment securities available-for-sale	$317,855	$9,072	$4,095	$322,832

Investment securities as of December 31, 2011 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$76,976	$1,294	$—	$78,270
States and political subdivisions	10,740	356	—	11,096
Residential mortgage-backed securities-nonagency	145,768	126	9,951	135,943
Residential mortgage-backed securities-agency	30,031	1,423	—	31,454
Collateralized mortgage obligations	90,159	2,635	—	92,794
Corporate securities	372	—	—	372
Total investment securities available-for-sale	$354,046	$5,834	$9,951	$349,929

The amortized cost and estimated fair value of available-for-sale securities at March 31, 2012 by contractual maturity are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.  Therefore, these securities are not presented by contractual maturity in the following maturity summary (in thousands):

	Amortized Cost	Fair Value

Due within one year	$40,467	$40,490
Due from one year to five years	12,761	13,395
Due from five years to ten years	1,898	2,174
Due after ten years	9,590	10,188
Residential mortgage-backed securities (nonagency and agency) and collateralized mortgage obligations	253,139	256,585
	$317,855	$322,832

The Company’s investment in FHLB stock was $8.8 million at March 31, 2012 and December 31, 2011, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Gains and losses on the sales and calls of investment securities available-for-sale consist of the following (in thousands):

	Three Months Ended
	March 31
	2012	2011
Gross gains on securities available-for-sale	$93	$—
Gross losses on securities available-for-sale	—	(3)
Net realized gains (losses) on sales of securities available-for-sale	$93	$(3)

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes.

The following table provides information regarding securities with unrealized losses as of March 31, 2012 and December 31, 2011 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2012
Investment securities available-for-sale:
States and political subdivisions	$4,642	$18	$—	$—	$4,642	$18
Residential mortgage-backed-nonagency	26,930	997	33,294	3,075	60,224	4,072
Collateralized mortgage obligations	7,179	5	—	—	7,179	5

Total	$38,751	$1,020	$33,294	$3,075	$72,045	$4,095

December 31, 2011
Investment securities available-for-sale:
Residential mortgage-backed-nonagency	$109,027	$9,082	$8,936	$869	$117,963	$9,951
Total	$109,027	$9,082	$8,936	$869	$117,963	$9,951

Investment securities with aggregate fair values of $33.3 million and $8.9 million had continuous unrealized losses of $3.1 million and $869,000 for more than twelve months as of March 31, 2012 and December 31, 2011, respectively.  The unrealized losses arose from changes in interest rates and market conditions.

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

The Company's nonagency portfolio is tested quarterly for OTTI by the use of cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

by using various assumptions, the most significant of which include current default rates, prepayment rates, and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated on a regular basis to ensure the most current credit and other assumptions are utilized in the analysis. If, based on our analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of March 31, 2012, there was no intent to sell any of the securities available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

Investment securities with an aggregate carrying amount of $89.8 million and $156.1 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and FHLB advances.

Note 4: Loans Receivable

Loans not covered by loss share agreements are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Construction, land & land development	$197,840	$162,382
Other commercial real estate	321,905	307,814
Total commercial real estate	519,745	470,196
Commercial & industrial	36,235	35,817
Owner-occupied real estate	143,469	139,128
Total commercial & industrial	179,704	174,945
Residential real estate	33,971	33,738
Consumer & other	21,215	22,150
Total noncovered loans	754,635	701,029
Allowance for loan losses	(11,681)	(10,207)
Total noncovered loans, net	$742,954	$690,822

The table above includes net deferred loan fees that totaled approximately $1.8 million and $1.9 million at March 31, 2012 and December 31, 2011, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans covered by loss share agreements, net of related discounts, are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Construction, land & land development	$190,489	$190,110
Other commercial real estate	229,964	233,575
Total commercial real estate	420,453	423,685
Commercial & industrial	34,507	38,174
Owner-occupied real estate	137,302	143,523
Total commercial & industrial	171,809	181,697
Residential real estate	183,174	189,109
Consumer & other	16,722	17,663
Total covered loans	792,158	812,154
Allowance for loan losses	(56,087)	(59,277)
Total covered loans, net	$736,071	$752,877

The following table documents changes in the carrying value of covered loans (in thousands):

	March 31, 2012	March 31, 2011
Balance, beginning of period	$752,877	$934,967
Accretion of fair value discounts	23,490	25,482
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(43,486)	(69,259)
Change in the allowance for loan losses on covered loans	3,190	—
Balance, end of period	$736,071	$891,190

Loans covered under loss share agreements with the FDIC (referred to as covered loans) are reported in loans at their recorded investment excluding the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements. Subsequent decreases in the amount of cash expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value. Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows changes in the value of the accretable discount for the three months ended March 31, 2012 and 2011 as follows (in thousands):

	Three Months Ended
	March 31
	2012	2011
Balance, beginning of period	$230,697	$123,778
Accretion	(23,490)	(25,482)
Transfers to accretable discount (exit events), net	(11,994)	45,520
Balance, end of period	$195,213	$143,816

Note 5: Allowance for Loan Losses (ALL)

The following table presents the Company’s loan loss experience on noncovered and covered loans for the periods indicated (in thousands):

	Three Months Ended March 31
	2012			2011
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of year	$10,207	$59,277	$69,484	$5,351	$—	$5,351
Loans charged-off	(65)	(3,369)	(3,434)	(98)	—	(98)
Recoveries of loans previously charged off	4	6,554	6,558	—	—	—
Net (charge-offs) recoveries	(61)	3,185	3,124	(98)	—	(98)
Provision for loan losses	1,535	(6,375)	(4,840)	961	—	961
Benefit attributable to FDIC loss share agreements	—	5,092	5,092	—	—	—
Total provision for loan losses charged to operations	1,535	(1,283)	252	961	—	961
Provision for loan losses recorded through the FDIC loss share receivable	—	(5,092)	(5,092)	—	—	—
Balance, end of year	$11,681	$56,087	$67,768	$6,214	$—	$6,214

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Nonspecific	Total
Three Months Ended
March 31, 2012
Allowance for loan losses:
Beginning balance	$6,470	$2,848	$561	$328	$—	$10,207
Charge-offs	(47)	—	(8)	(10)	—	(65)
Recoveries	—	—	—	4	—	4
Provision	800	718	33	(23)	7	1,535
Ending balance	$7,223	$3,566	$586	$299	$7	$11,681
Ending allowance attributable to loans:
Individually evaluated for impairment	$915	$346	$157	$45	$—	$1,463
Collectively evaluated for impairment	6,308	3,220	429	254	7	10,218
Total ending allowance balance	$7,223	$3,566	$586	$299	$7	$11,681

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Nonspecific	Total
Three Months Ended
March 31, 2011
Allowance for loan losses:
Beginning balance	$3,258	$1,385	$246	$223	$239	$5,351
Charge-offs	(7)	—	—	(91)	—	(98)
Recoveries	—	—	—	—	—	—
Provision	530	239	33	103	56	961
Ending balance	$3,781	$1,624	$279	$235	$295	$6,214
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$722	$5	$—	$—	$727
Collectively evaluated for impairment	3,781	902	274	235	295	5,487
Total ending allowance balance	$3,781	$1,624	$279	$235	$295	$6,214

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the recorded investment in noncovered loans as of March 31, 2012, December 31, 2011 and March 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and segregated on the basis of the Company's impairment methodology (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
March 31, 2012
Loans individually evaluated for impairment	$2,743	$694	$369	$90	$3,896
Loans collectively evaluated for impairment	517,002	179,010	33,602	21,125	750,739
Ending balance	$519,745	$179,704	$33,971	$21,215	$754,635
December 31, 2011
Loans individually evaluated for impairment	$1,441	$720	$—	$—	$2,161
Loans collectively evaluated for impairment	468,755	174,225	33,738	22,150	698,868
Ending balance	$470,196	$174,945	$33,738	$22,150	$701,029
March 31, 2011
Loans individually evaluated for impairment	$1,178	$3,579	$148	$—	$4,905
Loans collectively evaluated for impairment	336,448	33,498	23,150	14,997	408,093
Ending balance	$337,626	$37,077	$23,298	$14,997	$412,998

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Nonspecific	Total
Three Months Ended
March 31, 2012
Allowance for loan losses:
Beginning balance	$37,332	$7,573	$14,372	$—	$—	$59,277
Charge-offs	(3,362)	—	(7)	—	—	(3,369)
Recoveries	6,356	31	167	—	—	6,554
Provision for loan losses before benefit attributable to FDIC loss share agreements	(3,647)	(2,400)	(568)	240	—	(6,375)
Benefit attributable to FDIC loss share agreements	2,913	1,917	454	(192)	—	5,092
Total provision for loan losses charged to operations	(734)	(483)	(114)	48	—	(1,283)
Provision for loan losses recorded through the FDIC loss share receivable	(2,913)	(1,917)	(454)	192	—	(5,092)
Ending balance	$36,679	$5,204	$13,964	$240	$—	$56,087
Ending allowance attributable to loans:
Individually evaluated for impairment	30,577	2,925	3,939	202	—	37,643
Collectively evaluated for impairment	6,102	2,279	10,025	38	—	18,444
Total ending allowance balance	$36,679	$5,204	$13,964	$240	$—	$56,087

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table details the recorded investment in covered loans as of March 31, 2012 and December 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and segregated on the basis of the Company's impairment methodology (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Nonspecific	Total
March 31, 2012
Loans individually evaluated for impairment	$177,874	$22,769	$17,942	$10,481	$—	$229,066
Loans collectively evaluated for impairment	242,579	149,040	165,232	6,241	—	563,092
Ending balance	$420,453	$171,809	$183,174	$16,722	$—	$792,158
December 31, 2011
Loans individually evaluated for impairment	$197,634	$38,285	$18,508	$12,288	$—	$266,715
Loans collectively evaluated for impairment	226,051	143,412	170,601	5,375	—	545,439
Ending balance	$423,685	$181,697	$189,109	$17,663	$—	$812,154

The allowance for loan losses on loans covered by loss share agreements is not presented for the three months ended March 31, 2011 because the Company had no recorded allowance for loan losses on covered loans as of March 31, 2011.

As of March 31, 2012, the Company identified covered loans where the expected performance of such loans had deteriorated from management's performance expectations established in conjunction with the determination of the acquisition date fair values. As of March 31, 2012, the Company identified $113.3 million of impaired covered loans that were individually evaluated for impairment with an allocated allowance of $37.6 million and $296.1 million of impaired covered loans that were evaluated as part of their respective pools with an allocated allowance of $18.4 million. As of December 31, 2011, the Company identified $111.6 million of impaired covered loans that were individually evaluated for impairment with an allocated allowance of $35.5 million and $322.9 million of impaired covered loans that were evaluated as part of their respective pools with an allocated allowance of $23.8 million.

Approved credit losses will be reimbursed for covered loans under the appropriate FDIC loss share agreements at either 80 or 95 percent. The Company uses a symmetrical accounting approach in recording the loan carrying values and the FDIC receivable on covered loans. An increase in the loan value and a reduction in the FDIC receivable are accounted for as a yield adjustment over the remaining life of each asset. A reduction in the loan value, through a provision for loan losses, and an increase in the FDIC receivable, through an adjustment to income, are taken immediately.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired loans not covered by loss share agreements, segregated by class of loans, as of March 31, 2012 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$—	$—
Other commercial real estate	881	605	—	614	—
Total commercial real estate	881	605	—	614	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—
Residential real estate	—	—	—	—	1
Consumer & other	—	—	—	—	—
Subtotal	881	605	—	614	1
With related allowance recorded:
Construction, land & land development	$483	$483	$242	$520	$—
Other commercial real estate	1,816	1,655	673	1,659	12
Total commercial real estate	2,299	2,138	915	2,179	12
Commercial & industrial	87	87	43	87	—
Owner-occupied real estate	612	607	303	607	3
Total commercial & industrial	699	694	346	694	3
Residential real estate	369	369	157	373	—
Consumer & other	90	90	45	95	—
Subtotal	3,457	3,291	1,463	3,341	15
Total impaired loans	$4,338	$3,896	$1,463	$3,955	$16

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$1,330	$1,054	$—	$1,058	$1
Other commercial real estate	387	387	—	84	1
Total commercial real estate	1,717	1,441	—	1,142	2
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	846	586	—	2,143	8
Total commercial & industrial	846	586	—	2,143	8
Residential real estate	—	—	—	79	2
Consumer & other	—	—	—	—	—
Subtotal	2,563	2,027	—	3,364	12
With related allowance recorded:
Construction, land & land development	—	—	—	—	—
Other commercial real estate	—	—	—	—	—
Total commercial real estate	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	433	134	46	317	—
Total commercial & industrial	433	134	—	317	—
Residential real estate	—	—	—	—	—
Consumer & other	—	—	—	—	—
Subtotal	433	134	—	317	—
Total impaired loans	$2,996	$2,161	$46	$3,681	$12

For the three months ended March 31, 2012 and 2011, the average recorded investment in impaired loans was $4.0 million and $4.6 million, respectively. Interest foregone on impaired loans totaled $47,000 and $84,000 for the three months ended March 31, 2012 and 2011, respectively.  Interest income recognized on impaired loans for the quarter ended March 31, 2012 was $16,000. Interest income recognized on impaired loans for the quarter ended March 31, 2011 was insignificant.

The following table presents the recorded investment in noncovered nonaccrual loans by loan class as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Construction, land & land development	$483	$1,054
Other commercial real estate	1,655	387
Total commercial real estate	2,138	1,441
Commercial & industrial	87	—
Owner-occupied real estate	1,212	720
Total commercial & industrial	1,299	720
Residential real estate	290	—
Consumer & other	90	—
Total	$3,817	$2,161

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents an analysis of past due loans not covered by loss share agreements, segregated by class of loans, as of March 31, 2012 (in thousands):

	30 - 89 Days Past Due	90 days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$13	$417	$430	$197,410	$197,840	$—
Other commercial real estate	718	1,051	1,769	320,136	321,905	—
Total commercial real estate	731	1,468	2,199	517,546	519,745	—
Commercial & industrial	72	85	157	36,078	36,235	—
Owner-occupied real estate	160	157	317	143,152	143,469	—
Total commercial & industrial	232	242	474	179,230	179,704	—
Residential real estate	185	256	441	33,530	33,971	—
Consumer & other	606	98	704	20,511	21,215	—
Total	$1,754	$2,064	$3,818	$750,817	$754,635	$—

The following table presents an analysis of past due loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2011 (in thousands):

	30 - 89 Days Past Due	90 days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$—	$481	$481	$161,901	$162,382	$—
Other commercial real estate	311	594	905	306,909	307,814	—
Total commercial real estate	311	1,075	1,386	468,810	470,196	—
Commercial & industrial	157	12	169	35,648	35,817	—
Owner-occupied real estate	671	—	671	138,457	139,128	—
Total commercial & industrial	828	12	840	174,105	174,945	—
Residential real estate	68	229	297	33,441	33,738	—
Consumer & other	267	103	370	21,780	22,150	—
Total	$1,474	$1,419	$2,893	$698,136	$701,029	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents an analysis of past due loans covered by loss share agreements, segregated by class of loans, as of March 31, 2012 (in thousands):

	30 - 89 Days Past Due	90 days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$4,399	$133,800	$138,199	$52,290	$190,489
Other commercial real estate	5,345	63,646	68,991	160,973	229,964
Total commercial real estate	9,744	197,446	207,190	213,265	420,453
Commercial & industrial	964	7,458	8,422	26,085	34,507
Owner-occupied real estate	5,985	31,339	37,324	99,978	137,302
Total commercial & industrial	6,949	38,797	45,746	126,063	171,809
Residential real estate	8,705	35,989	44,694	138,480	183,174
Consumer & other	73	792	865	15,857	16,722
Total	$25,471	$273,024	$298,495	$493,665	$792,158

The following table presents an analysis of past due loans covered by loss share agreements, segregated by class of loans, as of December 31, 2011 (in thousands):

	30 - 89 Days Past Due	90 days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$13,910	$115,870	$129,780	$60,330	$190,110
Other commercial real estate	5,538	63,927	69,465	164,110	233,575
Total commercial real estate	19,448	179,797	199,245	224,440	423,685
Commercial & industrial	1,254	7,291	8,545	29,629	38,174
Owner-occupied real estate	10,834	24,806	35,640	107,883	143,523
Total commercial & industrial	12,088	32,097	44,185	137,512	181,697
Residential real estate	8,675	31,914	40,589	148,520	189,109
Consumer & other	342	2,645	2,987	14,676	17,663
Total	$40,553	$246,453	$287,006	$525,148	$812,154

At March 31, 2012 and December 31, 2011, a significant portion of the Company's covered loans were past due, including many that were 90 days or greater past due. However, such delinquencies were included in the Company's performance expectations in determining the fair values of covered loans at the acquisition dates. Accordingly, all covered loans continue to accrete interest income.

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

Pass (Grades 1-4)—Pass graded loans represent average to above average business risk and demonstrate an ability to adequately service both short-term and long-term obligations.

Watch (Grade 5)—Watch graded loans are indicative of borrowers that have not met performance expectations, or

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that are acceptable business credits but with considerable risk. The increased risk may be due to a smaller less diverse asset base, very little liquidity or limited debt capacity, but still greater than one to one.

OAEM (Grade 6)—Loans graded other assets especially mentioned (OAEM) are marginally acceptable with some potential weakness. If left uncorrected, these weaknesses could jeopardize repayment at some future date. Although loss is possible, it is not probable. Collateral coverage, guarantor strength and/or equity are still sufficient to protect the Bank from loss. Loans in this category may be affected by current unfavorable economic conditions or have declining trends. The account officer may not be able to properly supervise the credit due to an inadequate loan or credit agreement, or may not have control of the collateral or its condition. The borrower may have experienced a loss in the most recent financial reporting period, have limited net worth and marginal debt service coverage. These credits clearly warrant a higher degree of attention and servicing by the account officer.

Substandard (Grade 7)—Loans graded substandard have well-defined weaknesses and represent significant problem accounts. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual credits classified substandard. Loss potential could exist if the deficiencies causing the substandard rating are not corrected. These loans should be handled with extreme care to protect the position of the Bank. Legal action may not yet be appropriate, but the officer should prepare primary and contingency plans to either secure an upgrade for the credit, or exit the credit from the Bank. Such loans are typically inadequately protected by net worth, paying capacity (debt service coverage < 1:1), collateral adequacy, liquidity or character or ability of the borrower or its management.

Doubtful (Grade 8)—Loans that carry a doubtful credit rating represent more severe weaknesses than those inherent in the substandard classification, and where collection or liquidation in full is improbable. While immediate charge-off may not be appropriate, legal and aggressive collection action should be undertaken to attempt to recover the bank's funds or minimize eventual loss to the Bank. A doubtful classification is a temporary rating when the exact amount of the loss cannot be determined or when potential loss exposure of 50% or more exists in a substandard credit. A doubtful credit carries a specific allocation for the amount estimated as loss. The portion of a credit that can be clearly identified as loss should be charged off.

The following table presents the risk grades of the loan portfolio not covered by loss share agreements, segregated by class of loans, as of March 31, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$134,248	$293,614	$29,443	$122,354	$27,679	$20,674	$628,012
Watch	54,936	26,529	3,296	17,542	5,142	235	107,680
OAEM	7,281	—	2,787	2,168	59	18	12,313
Substandard	1,375	1,762	709	1,405	1,091	286	6,628
Doubtful	—	—	—	—	—	2	2
Total	$197,840	$321,905	$36,235	$143,469	$33,971	$21,215	$754,635

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the risk grades of the loan portfolio not covered by loss sharing agreements, segregated by class of loans, as of December 31, 2011 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$116,192	$279,258	$28,895	$115,405	$27,527	$21,253	$588,530
Watch	38,737	26,584	3,420	20,070	4,770	554	94,135
OAEM	6,157	23	2,915	2,217	63	21	11,396
Substandard	1,296	1,949	587	1,436	1,340	304	6,912
Doubtful	—	—	—	—	38	18	56
Total	$162,382	$307,814	$35,817	$139,128	$33,738	$22,150	$701,029

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of March 31, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$23,029	$57,710	$15,662	$62,267	$84,549	$5,288	$248,505
Watch	4,478	38,498	2,796	11,168	11,926	154	69,020
OAEM	11,814	17,753	3,311	5,108	12,875	89	50,950
Substandard	151,168	115,211	9,046	57,426	68,907	10,900	412,658
Doubtful	—	792	3,692	1,333	4,917	291	11,025
Total	$190,489	$229,964	$34,507	$137,302	$183,174	$16,722	$792,158
The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, segregated by class of loans, as of December 31, 2011 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$27,214	$68,553	$14,006	$74,242	$90,179	$3,604	$277,798
Watch	9,418	40,316	3,643	14,667	16,796	341	85,181
OAEM	6,560	14,430	3,787	8,169	15,148	147	48,241
Substandard	146,097	110,276	12,374	46,445	63,162	13,164	391,518
Doubtful	821	—	4,364	—	3,824	407	9,416
Total	$190,110	$233,575	$38,174	$143,523	$189,109	$17,663	$812,154

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6: Other Real Estate Owned

The following is a summary of transactions in noncovered and covered other real estate owned for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31
Noncovered other real estate owned	2012	2011
Balance, beginning of period	$1,210	$75
Other real estate acquired through foreclosure of loans receivable	—	—
Other real estate sold	(164)	—
Write down of other real estate	(89)	—
Balance, end of period	$957	$75

	Three Months Ended
	March 31
Covered other real estate owned	2012	2011
Balance, beginning of period	$84,496	$155,981
Other real estate acquired through foreclosure of loans receivable	13,228	14,774
Other real estate sold	(15,101)	(21,145)
Write down of other real estate	(19,051)	(18,536)
Balance, end of period	$63,572	$131,074

Note 7: Troubled Debt Restructuring

The Bank has directly charged off $161,000 on loans modified in troubled debt restructurings as of March 31, 2012. The modification of the terms of one loan restructured in 2011 included a reduction in the stated interest rate of the loan for a term of twelve months, after which the loan will mature. The loan matures August 2012. The modification of the terms of another loan restructured in 2012 included a reduction in the stated interest rate of the loan and an extension of the maturity date for 80 months. The loan matures September 2018. The recorded investment in the loans did not change post modification of the restructurings. The Bank has not committed to lend additional funds to the customers with the outstanding loans that are classified as troubled debt restructurings. Both modified loans are currently paying under the restructured terms.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8: FDIC Receivable for Loss Share Agreements

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31
	2012	2011
Fair value of FDIC receivable for loss share agreements at beginning of period	$529,440	$494,428
Reductions resulting from:
Wires received	(66,643)	(47,332)
Additions resulting from:
Charge-offs, write-downs and other losses	3,627	5,689
Accretion (amortization)	(7,001)	4,973
External expenses qualifying under loss share agreements	1,170	(150)
Balance, end of period	$460,593	$457,608

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using estimated cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. At March 31, 2012, the Company estimated that $88.2 million was currently due from the FDIC.

Note 9: Derivative Instruments and Hedging Activities

The Bank has entered into interest rate swap contracts in connection with its hedging of specific loans made to customers. As of March 31, 2012, the Bank has entered into interest rate swaps totaling $57.9 million using receive-variable swaps to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. As structured, the pay-fixed, receive-variable swaps are evaluated as fair value hedges and are considered highly effective. As highly effective fair value designated hedges, the underlying hedged instruments are recorded on the balance sheet at fair value with the periodic changes of the fair value reported in the consolidated statements of income.

For the three months ended March 31, 2012, the interest rate swaps designated as fair value hedges resulted in a reduction in interest income of $122,000, on the related loans receivable. The fair value of the swaps at March 31, 2012 was recorded on the consolidated statements of financial condition as a liability in the amount of $905,000. There were no outstanding interest rate swaps at March 31, 2011.

Net losses, after tax, on the fair value swaps were $584,000 at March 31, 2012. The fixed rate loans being hedged with interest rate swaps are structured to include a prepayment make-whole clause. The prepayment make-whole fee represents a reasonable estimate of the economic loss (if any) from the early prepayment, in part or in whole, of the loan.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10: Other Assets

The more significant components of other assets outstanding at March 31, 2012 and December 31, 2011 were as follows (in thousands):

Other Assets	March 31, 2012	December 31, 2011
Accrued interest receivable	$4,736	$6,015
Accrued income tax receivable	29,128	29,397
Cash surrender value of life insurance	37,739	37,395
Prepaid FDIC insurance assessments	5,225	5,550
Other prepaid expenses	2,520	1,960
Miscellaneous receivables and other assets	2,313	6,476
Total other assets	$81,661	$86,793

Note 11: Other Liabilities and Accrued Expenses

The more significant components of other liabilities and accrued expenses outstanding at March 31, 2012 and December 31, 2011 were as follows (in thousands):

Other Liabilities and Accrued Expenses	March 31, 2012	December 31, 2011
Accrued interest payable	$1,929	$2,257
Accrued incentive compensation	1,433	5,926
Net deferred tax liability	63,627	60,800
Derivatives	905	1,021
FDIC clawback liability	950	941
Accrued audit fees	450	908
Miscellaneous payables and accrued expenses	6,020	1,440
Total accrued expenses and other liabilities	$75,314	$73,293

Note 12: Share-Based Compensation

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of stock for issuance in accordance with the Plan terms. All stock option and restricted stock activity occurred during the third quarter 2011. Descriptions of these plans, including the terms of awards and the number of shares authorized for issuance, were included in Note 18 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. No share-based compensation awards were granted during the first quarter of 2012. There were 2,000 restricted stock shares that were earned and issued in the first quarter of 2012. There was no activity related to stock options.

The Company recognized compensation expense relating to options of $17,000 for the three months ended March 31, 2012 in the Company's consolidated statement of income. Unearned share-based compensation associated with these options totaled $155,000 at March 31, 2012. All stock options were granted during the third quarter of 2011. The Company recognized compensation expense relating to restricted stock awards of $149,000 for the three months ended March 31, 2012 in the Company's consolidated statement of income. Unearned share-based compensation associated with these awards totaled $1.2 million at March 31, 2012. All restricted stock awards were issued during the third quarter of 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13: Regulatory Matters

The Company’s and the Bank’s regulatory ratios as of March 31, 2012 and December 31, 2011 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	$413,392	34.22%	$96,636	8.00%	$120,795	10.00%
State Bank and Trust Company	$397,337	32.90%	$96,630	8.00%	$120,788	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$397,643	32.92%	$48,318	4.00%	$72,477	6.00%
State Bank and Trust Company	$381,589	31.59%	$48,315	4.00%	$72,473	6.00%
Tier I Capital to Average Assets
Consolidated	$397,643	15.06%	$105,607	4.00%	$—	N/A
State Bank and Trust Company	$381,589	14.45%	$105,606	4.00%	$132,008	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	$407,343	35.15%	$92,708	8.00%	$115,884	10.00%
State Bank and Trust Company	$391,317	33.78%	$92,665	8.00%	$115,832	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$392,179	33.84%	$46,354	4.00%	$69,531	6.00%
State Bank and Trust Company	$376,159	32.47%	$46,333	4.00%	$69,499	6.00%
Tier I Capital to Average Assets
Consolidated	$392,179	13.76%	$114,000	4.00%	$—	N/A
State Bank and Trust Company	$376,159	13.23%	$113,771	4.00%	$142,213	5.00%

The Company and the Bank have executed a Capital Maintenance Agreement with the FDIC. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At March 31, 2012 and December 31, 2011, the Bank was in compliance with the Capital Maintenance Agreement.

In addition, under the Georgia Department of Banking and Finance's letter dated July 24, 2009, issuing its approval of the Interagency Notice of Change in Control filing with respect to the Bank, for a period of three years after consummation of the change in control transaction, the Bank must also obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company. In addition, during the first three years of the Company's operations, the Company may not pay dividends without the prior written approval of the Georgia Department of Banking and Finance. No dividends were paid from the Bank to the Company during the first quarter of 2012.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14: Commitments and Contingent Liabilities

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company's commitments is as follows (in thousands):

	March 31, 2012	December 31, 2011
Commitments to extend credit:
Fixed	$15,088	$32,460
Variable	159,891	139,976
Financial standby letters of credit:
Fixed	375	381
Variable	3,117	3,669
Total	$178,471	$176,486

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 1.88% to 18.00% and maturities ranging from six months to 20 years.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Note 15: Fair Value

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

Fair Value Hierarchy

Level 1

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the three months ended March 31, 2012 and the year ended December 31, 2011, there were no transfers between levels.

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At March 31, 2012, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, corporate bonds and municipal securities. The fair value for U.S. Treasury securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Derivative Instruments and Hedging Activities

The Company uses interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

utilizing Level 3 inputs.

The Company evaluates the credit risk of its counterparties as well as that of the Company. The Company has considered factors such as the likelihood of default by the Company and its counterparties, its net exposures, and remaining contractual life, among other things, in determining if any fair value adjustments related to credit risk are required. Counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of collateral securing the position. The Company reviews its counterparty exposure on a regular basis, and, when necessary, appropriate business actions are taken to adjust the exposure. The Company also utilizes this approach to estimate its own credit risk on derivative liability positions. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position.

Financial Assets and Financial Liabilities Measured on a Recurring Basis:

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$788	$52,390	$—	$53,178
States and political subdivisions	—	12,691	—	12,691
Residential mortgage-backed securities—nonagency	—	139,895	—	139,895
Residential mortgage-backed securities—agency	—	33,222	—	33,222
Collateralized-mortgage obligations	—	83,468	—	83,468
Corporate securities	—	378	—	378
Total recurring assets at fair value	$788	$322,044	$—	$322,832

Liabilities:
Derivative instruments—swap liability	$—	$905	$—	$905
Total recurring liabilities at fair value	$—	$905	$—	$905

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$794	$77,476	$—	$78,270
States and political subdivisions	—	11,096	—	11,096
Residential mortgage-backed securities—nonagency	—	135,943	—	135,943
Residential mortgage-backed securities—agency	—	31,454	—	31,454
Collateralized-mortgage obligations	—	92,794	—	92,794
Corporate securities	—	372	—	372
Total recurring assets at fair value	$794	$349,135	$—	$349,929

Liabilities:
Derivative instruments—swap liability	$—	$1,021	$—	$1,021
Total recurring liabilities at fair value	$—	$1,021	$—	$1,021

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets on a nonrecurring basis:

Impaired Noncovered Loans

Noncovered loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The fair values of impaired noncovered loans are measured on a nonrecurring basis and are based on the underlying collateral value of the each loan if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs that are based on observable market data such as an appraisal. Updated appraisals are obtained on at least an annual basis. Level 3 inputs are based on the Company's customized discounting criteria when management determines the fair value of the collateral is further impaired. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan losses to the loans. Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table below.

Impaired Covered Loans

The fair values of impaired covered loans are measured on a nonrecurring basis. As of March 31, 2012, the Company identified acquired loans covered by FDIC loss share agreements where the expected performance of such loans had deteriorated from management's performance expectations established in conjunction with the determination of the acquisition date fair values. The fair values of impaired covered loans are determined by discounted cash flow estimations, or unobservable assumptions, as such, they are recorded within nonrecurring Level 3 hierarchy. The Company determines its fair value of impaired covered loans by discounting the expected cash flows for covered loans individually evaluated for impairment and covered loans collectively evaluated for impairment in pools. For collateral dependent loans, the cash flow may be based on the estimated fair value of the underlying collateral.

Potential credit losses on acquired loans are calculated based on the Company's specific review of covered loans individually evaluated for impairment and on the probability of default and loss given default estimates for covered loans collectively evaluated for impairment. The potential credit losses reduce the expected principal cash flows in

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

computing fair value.

The discounted cash flow analysis takes into consideration the contractual terms of the loan, including the period to maturity and use of observable market discount rates for similar instruments with adjustments for implied volatility. The adjustments that impact the fair value include probability of default, loss given default, prepayment rates and cash flow timing assumptions. There are several assumptions for each product type that determine the timing of cash flows for principal, interest, or collateral value.

Financial Assets Measured on a Nonrecurring Basis:

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Impaired loans, net of specific reserve:
Not covered by loss share agreements	$—	$—	$2,433	$2,433
Covered by loss share agreements	—	—	353,454	353,454
Total impaired loans	$—	$—	$355,887	$355,887
December 31, 2011
Impaired loans, net of specific reserve:	—
Not covered by loss share agreements	$—	$—	$1,296	$1,296
Covered by loss share agreements	—	—	375,231	375,231
Total impaired loans	$—	$—	$376,527	$376,527

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $3.8 million with a valuation allowance of $1.5 million at March 31, 2012. The Bank also has one loan that is classified as a troubled debt restructuring with a principal balance of $79,000 at March 31, 2012. The troubled debt restructuring included above is not considered collateral dependent. The fair value of the troubled debt restructuring was measured by discounting expected future cash flows at the effective interest rate, or the original contractual loan rate, resulting in a valuation allowance of $12,000.

At March 31, 2012, the Company identified $113.3 million of impaired covered loans that were individually evaluated for impairment with an allocated allowance of $37.6 million and $296.1 million of impaired covered loans that were evaluated as part of their respective pools with an allocated allowance of $18.4 million. At December 31, 2011, the Company identified $111.6 million of impaired covered loans that were individually evaluated for impairment with an allocated allowance of $35.5 million and $322.9 million of impaired covered loans that were evaluated as part of their respective pools with an allocated allowance of $23.8 million.

The following methods and assumptions are used by the Company in estimating the fair value of its nonfinancial assets on a nonrecurring basis:

Other Real Estate Owned

The fair value of other real estate owned is determined when the asset is transferred to foreclosed assets. Fair value is based on appraised values of the collateral. When the value is based on observable market prices such as an appraisal, the asset is recorded in Level 2 hierarchy. When an appraised value is not available or management determines the fair value of the collateral is further impaired, the asset is recorded as a nonrecurring Level 3 hierarchy. Management requires a new appraisal at the time of foreclosure or repossession of the underlying

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

collateral. Updated appraisals are obtained on at least an annual basis on all other real estate owned.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair value measurements of nonfinancial assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2012
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,040	$1,040
Covered by loss share agreements	—	—	69,100	69,100
Total other real estate owned	$—	$—	$70,140	$70,140
December 31, 2011
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,315	$1,315
Covered by loss share agreements	—	—	90,171	90,171
Total other real estate owned	$—	$—	$91,486	$91,486

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to affect such sales is subject to market conditions and other factors beyond our control; future declines in the value of the real estate would result in a charge to earnings.

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statement of financial condition.

(in thousands)	March 31, 2012	December 31, 2011
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$1,040	$1,315
Estimated selling costs	(83)	(105)
Other real estate owned	$957	$1,210

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$69,100	$90,171
Estimated selling costs	(5,528)	(5,675)
Other real estate owned	$63,572	$84,496

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2012.

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,366	Third party appraisal	Management discount for property type and recent market volatility	0% - 20% discount
Noncovered impaired loans - noncollateral dependent	$67	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 7.90% 2) 78 months
Covered impaired loans - individually evaluated for impairment	$75,717	Discounted cash flow analysis and/or third party appraisal	1) Probability of default 2) Loss given default 3) Discount rates 4) Management discount for property type and recent market volatility	1) 10%-70% 2) 45% - 70% 3) 6.8% average discount rate 4) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$277,737	Discount cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) 10%-70% 2) 45%-70% 3) 6.8% average discount rate
Noncovered other real estate owned	$1,040	Third party appraisal	Management discount for property type and recent market volatility	30% - 40% discount
Covered other real estate owned	$69,100	Third party appraisal	Management discount for property type and recent market volatility	30% - 40% discount

The following table includes the estimated fair value of the Company's financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at March 31, 2012 and December 31, 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2012		December 31, 2011
(in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$210,318	$210,318	$220,532	$220,532
Investment securities available-for-sale	See previous table	322,832	322,832	349,929	349,929
Federal Home Loan Bank stock	Level 1	8,802	8,802	8,802	8,802
Mortgage loans held for sale	Level 2	3,719	3,719	6,229	6,229
Net loans	Level 3	1,479,025	1,491,763	1,443,699	1,457,424
FDIC receivable for loss share agreements, net	Level 3	460,593	437,070	529,440	522,877
Accrued interest receivable	Level 2	4,736	4,736	6,015	6,015
Liabilities:
Deposits	Level 2	$2,188,875	$2,190,303	$2,298,465	$2,301,139
Securities sold under agreements to repurchase	Level 1	1,421	1,421	4,749	4,749
Notes payable	Level 2	2,535	2,535	2,539	2,539
Derivative instruments	Level 2	905	905	1,021	1,021
Accrued interest payable	Level 2	1,929	1,929	2,257	2,257

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Cash Surrender Value of Life Insurance

The carrying amount of the bank-owned life insurance approximates fair value.

FDIC Receivable for Loss Share Agreements

The FDIC receivable is recorded at fair value at the acquisition date. The FDIC receivable is recognized at the same time as the covered loans, and measured on the same basis, subject to collectability or contractual limitations, and the FDIC receivable is impacted by changes in estimated cash flows associated with these loans.

Accrued Interest Receivable

The carrying amounts of accrued interest approximate fair value.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing deposits, and savings and money market deposits, is equal to the amount payable on demand. The fair value of time deposits is estimated by discounting the expected life. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Securities Sold Under Agreements to Repurchase and Notes Payable

The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities. The notes payable are variable rate subordinated debt for which the performance is based on the underlying notes receivable and adjust accordingly.

Commitments and Contingencies

The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on current fees charged to enter into such agreements.

Note 16: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Three Months Ended
	March 31
	2012	2011
Net Income	$5,138	$8,231
Denominator:
Weighted average common shares outstanding	31,612	31,611
Weighted average dilutive grants	1,183	1,012
Weighted average common shares outstanding including dilutive grants	32,795	32,623

Net Income per share:
Basic	$.16	$.26
Diluted	$.16	$.25

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion describes our results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 and also analyzes our financial condition as of March 31, 2012 as compared to December 31, 2011.  This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2011 Annual Report on Form 10-K.

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

On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock.  In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. Since that date and through the date of this report, the Bank has acquired approximately $3.9 billion in total assets and assumed approximately $3.6 billion in deposits from the FDIC, as receiver, in twelve different failed bank transactions, including:

•the six bank subsidiaries of Security Bank Corporation, Macon, Georgia on July 24, 2009;
•The Buckhead Community Bank, Atlanta, Georgia on December 4, 2009;
•First Security National Bank, Norcross, Georgia on December 4, 2009;
•NorthWest Bank & Trust, Acworth, Georgia on July 30, 2010;
•United Americas Bank, Atlanta, Georgia on December 17, 2010;
•Piedmont Community Bank, Gray, Georgia on October 14, 2011; and
•Community Capital Bank, Jonesboro, Georgia on October 21, 2011.

Concurrently with each of our acquisitions, we entered into loss share agreements with the FDIC that cover certain of the acquired assets, including 100% of the acquired loans (except consumer loans with respect to the NorthWest Bank & Trust, United Americas Bank, Piedmont Community Bank and Community Capital Bank acquisitions) and other real estate owned.  Where applicable, we refer to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “noncovered loans.”

As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 23 full service branches throughout middle Georgia and metropolitan Atlanta.  We offer a variety of community banking services to individuals and businesses within our middle Georgia and metropolitan Atlanta markets.  Our product lines include loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products.  We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.  As of March 31, 2012, our total assets were approximately $2.7 billion, our total loans receivable were approximately $1.5 billion, our total deposits were approximately $2.2 billion and our total shareholders’ equity was approximately $408.5 million.

Financial Summary

The following table provides unaudited selected financial data for the periods presented.  You should read this data in conjunction with the consolidated financial statements and the notes to them and the information contained in this Item 2.

	2012	2011
(dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Selected Results of Operations:
Interest income	$38,329	$45,048	$50,074	$37,081	$34,798
Interest expense	2,852	3,595	4,603	6,457	7,118
Net interest income	35,477	41,453	45,471	30,624	27,680
Provision for loan losses	252	19,636	3,875	2,044	961
Noninterest income	(3,778)	18,783	6,689	7,835	8,064
Noninterest expense	23,213	27,227	21,789	23,094	21,439
Income before income taxes	8,234	13,373	26,496	13,321	13,344
Income taxes	3,096	4,284	9,392	4,739	5,113
Net income	$5,138	$9,089	$17,104	$8,582	$8,231

Selected Average Balances:
Total assets	$2,660,418	$2,857,643	$2,711,296	$2,720,112	$2,729,885
Investment securities	343,860	376,655	365,249	383,944	413,940
Loans	1,529,416	1,527,972	1,370,488	1,325,342	1,295,742
Interest-earning assets	2,032,225	2,166,480	2,124,750	2,050,252	1,992,347
Total deposits	2,203,564	2,404,501	2,298,343	2,306,532	2,317,500
Interest-bearing liabilities	1,908,961	2,109,292	2,044,172	2,070,772	2,092,646
Shareholders’ equity	407,101	396,496	379,177	371,139	364,524

Per Common Share Data:
Basic earnings	$.16	$.29	$.54	$.27	$.26
Diluted earnings	.16	.28	.53	.26	.25
Tangible book value	$12.62	$12.26	$12.00	$11.57	$11.34
Weighted average shares outstanding:
Basic	31,612	31,612	31,612	31,611	31,611
Diluted	32,795	32,586	32,413	32,718	32,623

Performance Ratios:
Return on average assets	.78%	1.26%	2.50%	1.27%	1.22%
Return on average equity	5.08%	9.09%	17.90%	9.27%	9.16%
Net interest margin(1)(2)	7.03%	7.70%	8.50%	6.00%	5.65%
Efficiency ratio(3)	73.10%	45.15%	41.73%	59.96%	59.89%

Capital Ratios:
Average equity to average assets	15.30%	13.87%	13.99%	13.64%	13.35%
Leverage ratio	15.06%	13.76%	14.16%	13.49%	13.16%
Tier 1 risk-based capital ratio	32.92%	33.84%	33.78%	34.80%	39.24%
Total risk-based capital ratio	34.22%	35.15%	35.03%	35.46%	39.93%

(1)	Net interest income divided by average interest-earning assets.

(2)	Calculated on a fully tax-equivalent basis.

(3)	Noninterest expenses divided by net interest income and noninterest income.

Critical Accounting Policies

There have been no changes to the Company's critical accounting policies subsequent to year end 2011. The reader should refer to the notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Balance Sheet Review

General

At March 31, 2012, we had total assets of $2.7 billion, consisting principally of $1.5 billion in net loans, $322.8 million in investment securities, $460.6 million in FDIC receivable, $64.5 million in other real estate owned and $210.3 million in cash and cash equivalents. Our liabilities at March 31, 2012 totaled $2.3 billion, consisting principally of $2.2 billion in deposits. At March 31, 2012, our shareholders' equity was $408.5 million.

At December 31, 2011, we had total assets of $2.8 billion, consisting principally of $1.4 billion in net loans, $349.9 million in investment securities, $529.4 million in FDIC receivable, $85.7 million in other real estate owned and $220.5 million in cash and cash equivalents. Our liabilities at December 31, 2011 totaled $2.4 billion, consisting principally of $2.3 billion in deposits. At December 31, 2011, our shareholders' equity was $397.3 million.

Investments

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral for certain deposits. At March 31, 2012, $322.8 million in our available-for-sale investment securities portfolio represented approximately 12.1% of our total assets compared, to $349.9 million, or 12.6% of total assets, at December 31, 2011. Investment securities were down $27.1 million, or 7.7%, compared to December 31, 2011. The decreased investment in securities reflects management's current projections for both loan demand and the level of liquidity in the Bank's traditional customer funding base.

At March 31, 2012, $53.2 million, or 16.5%, of our available-for-sale securities were invested in U.S. government agencies, compared to $78.3 million, or 22.4%, as of December 31, 2011. At March 31, 2012, $116.7 million, or 36.1%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $124.2 million, or 35.5%, as of December 31, 2011. At March 31, 2012, $139.9 million, or 43.3% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $135.9 million, or 38.8%, as of December 31, 2011. Continuing in 2012, we reinvested the proceeds of maturing fixed rate mortgage-backed securities and U.S. government agencies into floating rate nonagency mortgage-backed securities. Such nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. This has allowed us to shorten the effective duration of the portfolio which helps position our balance sheet for a rising rate environment and achieve a better mix of earning assets. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

Following is a summary of our available-for-sale investment portfolio for the periods presented.

	March 31, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$51,949	$53,178	$76,976	$78,270
States and political subdivisions	12,389	12,691	10,740	11,096
Residential mortgage-backed securities — nonagency	140,365	139,895	145,768	135,943
Residential mortgage-backed securities — agency	31,813	33,222	30,031	31,454
Collateralized mortgage obligations	80,961	83,468	90,159	92,794
Corporate securities	378	378	372	372
Total	$317,855	$322,832	$354,046	$349,929

The following table shows contractual maturities and yields on our investments at March 31, 2012. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government Securities		States and Political Subdivisions		Mortgage-backed Securities		Other Investments
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$40,021.36%		$469	6.74%	$—	—%	$—	—%
After one year through five years	8,058	3.19%	4,959	0.94%	—	—%	$378	17.03%
After five years through 10 years	1,843	4.17%	331	5.27%	598	2.29%	—	—%
After 10 years	3,256	4.02%	6,932	6.63%	255,987	3.32%	—	—%
Total	$53,178	1.09%	$12,691	4.32%	$256,585	3.32%	$378	17.03%

Loans

Loans receivable constitutes our largest interest-earning asset. Total net loans outstanding at March 31, 2012 and December 31, 2011 were approximately $1.5 billion and $1.4 billion, respectively, after subtracting the accretable discount, nonaccretable discount, allowance for loan losses and net unamortized loan origination fees.

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

As seen below, during the three months ended March 31, 2012, our noncovered loans increased by $53.6 million, or 7.6%, and our covered loans decreased by $20.0 million, or 2.5%, from December 31, 2011. We have planned for and expect these trends to continue. The covered loans will decrease as they are collected or charged-off or the underlying collateral is foreclosed on and sold. Our covered loans may increase in the future if we acquire more banks. Our noncovered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans will likely decrease faster than noncovered loans increase, thereby resulting in a net decrease in loans receivable.

The following table summarizes the composition of our loan portfolio for the periods presented.

	March 31, 2012				December 31, 2011
(dollars in thousands)	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$197,840	$190,489	$388,329	25.1%	$162,382	$190,110	$352,492	23.3%
Other commercial real estate	321,905	229,964	551,869	35.7%	307,814	233,575	541,389	35.8%
Total commercial real estate	519,745	420,453	940,198	60.8%	470,196	423,685	893,881	59.1%
Commercial & industrial	36,235	34,507	70,742	4.6%	35,817	38,174	73,991	4.9%
Owner-occupied real estate	143,469	137,302	280,771	18.1%	139,128	143,523	282,651	18.7%
Total commercial & industrial	179,704	171,809	351,513	22.7%	174,945	181,697	356,642	23.6%
Residential real estate	33,971	183,174	217,145	14.0%	33,738	189,109	222,847	14.7%
Consumer & other	21,215	16,722	37,937	2.5%	22,150	17,663	39,813	2.6%
Total gross loans receivable, net of deferred fees	754,635	792,158	1,546,793	100.0%	701,029	812,154	1,513,183	100.0%
Less - allowance for loan losses	(11,681)	(56,087)	(67,768)		(10,207)	(59,277)	(69,484)
Total loans, net	$742,954	$736,071	$1,479,025		$690,822	$752,877	$1,443,699

FDIC Receivable for Loss Share Agreements and Clawback Liability

As of March 31, 2012, approximately 51.2% of our outstanding principal balance of loans and 98.5% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $460.6 million as of March 31, 2012 and $529.4 million as of December 31, 2011. Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable for loss share agreements. Conversely, if realized losses are less than acquisition date estimates, the FDIC receivable for loss share agreements will be reduced. The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts and the disposition of nonperforming assets. Improved asset quality on covered assets results in a decrease in the estimated cash flows expected to be received and results in an impairment of the FDIC receivable. The impairment is not recorded in the current period, it is recognized prospectively over the remaining life of the loss share agreement or the covered asset, whichever is shorter, resulting in an adjustment to the yield.

We recorded the FDIC receivable at its estimated fair value at the date of each acquisition. The initial fair value was established by discounting the expected cash flows with a market discount rate for like maturity and risk instruments. For the three months ended March 31, 2012, we recognized $7.0 million of amortization of the FDIC receivable compared to $5.0 million of accretion income recognized for the three months ended March 31, 2011. The amortization recognized during the three months ended March 31, 2012 resulted from improved credit quality in the covered loan portfolio. We expect to continue to experience amortization of the FDIC receivable in future quarters, but such amounts are expected to decline over time unless asset quality trends further improve. We have received $620.1 million from the FDIC for reimbursement of losses and expenses that have occurred from the dates of each acquisition through March 31, 2012.

Within 45 days of the end of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we may be required to reimburse the FDIC in the event that losses on covered assets do not reach original expected losses, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. As of March 31, 2012 we have recorded a $950,000 liability to the FDIC related to the NorthWest Bank and Trust acquisition, which is included in other liabilities in our consolidated statements of financial condition.

Allowance for Loan Losses (ALL)

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

At March 31, 2012, our total ALL for noncovered and covered loans was $67.8 million, a decrease of $1.7 million compared to December 31, 2011. The ALL at March 31, 2012 reflected net recoveries of $3.1 million on noncovered and covered loans and total provisions for loan losses of $252,000 for the three months ended March 31, 2012, net of $5.1 million recorded through the FDIC loss-share receivable.

Our noncovered ALL increased $1.5 million to $11.7 million at March 31, 2012, compared to $10.2 million at December 31, 2011. The provision for loan losses charged to expense was $1.5 million for the three months ended March 31, 2012 compared to $1.0 million for the same period in 2011. The increase in our noncovered ALL during 2012 is due to management's further evaluation and refinement of loans specifically reviewed for losses. The noncovered ALL to total noncovered loans held for investment was 1.55% at March 31, 2012, compared to 1.46% at December 31, 2011.

Our covered ALL decreased $3.2 million to $56.1 million at March 31, 2012, compared to $59.3 million at December 31, 2011. During 2011, we established the covered ALL due to evidence of additional credit deterioration subsequent to initial fair valuation. During the first quarter of 2012, the review of performance of the loan pools as well as specifically reviewed loans resulted in a decrease in the overall loss expectation by $6.4 million, which resulted in a negative net provision for loan losses of $1.3 million for the three months ended March 31, 2012. The negative provision for loan losses recognized for the three months ended March 31, 2012 reflects more recoveries than charge-offs and stabilization of cash flows. Conversely, at March 31, 2011, the expected future cash flows on the pools of loans acquired with evidence of credit quality deterioration was greater than the carrying value of such pools, and therefore we did not record an allowance for loan losses on the covered portfolio as of March 31, 2011.

The overall covered loan portfolio continues to perform in excess of our initial projections at the applicable acquisition dates. However, the performance is not uniform across all asset classes and individual loans. Despite the positive credit trends in covered loans, there remains the potential for future volatility within the provision for loan losses on covered loans.

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

The following table summarizes the activity in our allowance for loan losses related to our noncovered and covered loans for the periods presented.

	Three Months Ended March 31
	2012			2011
(dollars in thousands)	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total
Balance, at the beginning of period	$10,207	$59,277	$69,484	$5,351	$—	$5,351
Charge-offs:
Construction, land & land development	47	3,069	3,116	7	—	7
Other commercial real estate	—	293	293	—	—	—
Total commercial real estate	47	3,362	3,409	7	—	7
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—	—
Residential real estate	8	7	15	—	—	—
Consumer & other	10	—	10	91	—	91
Total charge-offs	$65	$3,369	$3,434	$98	$—	$98
Recoveries on loans previously charged-off:
Construction, land & land development	—	5,701	5,701	—	—	—
Other commercial real estate	—	655	655	—	—	—
Total commercial real estate	—	6,356	6,356	—	—	—
Commercial & industrial	—	6	6	—	—	—
Owner-occupied real estate	—	25	25	—	—	—
Total commercial & industrial	—	31	31	—	—	—
Residential real estate	—	167	167	—	—	—
Consumer & other	4	—	4	—	—	—
Total recoveries	$4	$6,554	$6,558	$—	$—	$—
Net charge-offs	61	(3,185)	(3,124)	98	—	98
Provision for loan losses	1,535	(6,375)	(4,840)	961	—	961
Benefit attributable to FDIC loss share agreements	—	5,092	5,092	—	—	—
Total provision for loan losses charged to operations	1,535	(1,283)	252	961	—	961
Provision for loan losses recorded through the FDIC loss share receivable	—	(5,092)	(5,092)	—	—	—
Balance, at end of period	$11,681	$56,087	$67,768	$6,214	$—	$6,214
Allowance for loan losses to loans receivable	1.55%	7.08%	4.38%	1.50%	—%	.48%
Ratio of net charge-offs to average loans outstanding	.03%	(1.58)%	(2.41)%	.10%	—%	.03%

Allocation of Allowance for Loan Losses

The following tables present the allocation of the allowance for loan losses and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Loans to total Loans	Amount	% of Loans to total Loans
Noncovered loans:
Construction, land & land development	$3,555	12.8%	$2,422	10.8%
Other commercial real estate	3,668	20.8%	4,048	20.3%
Total commercial real estate	7,223	33.6%	6,470	31.1%
Commercial & industrial	625	2.3%	591	2.4%
Owner-occupied real estate	2,941	9.3%	2,257	9.2%
Total commercial & industrial	3,566	11.6%	2,848	11.6%
Residential real estate	586	2.2%	561	2.2%
Consumer & other	299	1.4%	328	1.4%
Nonspecific	7	—	—	—
Total allowance for noncovered loans	$11,681	48.8%	$10,207	46.3%
Covered loans:
Construction, land & land development	$24,661	12.3%	$25,300	12.6%
Other commercial real estate	12,018	14.9%	12,032	15.4%
Total commercial real estate	36,679	27.2%	37,332	28.0%
Commercial & industrial	3,178	2.2%	3,371	2.5%
Owner-occupied real estate	2,026	8.9%	4,202	9.5%
Total commercial & industrial	5,204	11.1%	7,573	12.0%
Residential real estate	13,964	11.8%	14,372	12.5%
Consumer & other	240	1.1%	—	1.2%
Nonspecific	—	—	—	—
Total allowance for covered loans	$56,087	51.2%	$59,277	53.7%
Total allowance for loan losses	$67,768	100%	$69,484	100.0%

Nonperforming Assets

Nonperforming assets consist of noncovered nonaccrual loans, troubled debt restructurings and noncovered and covered other real estate owned, which is real estate acquired through foreclosure. However, loans and troubled debt restructurings acquired with evidence of deteriorated credit quality are not considered nonperforming assets. Substantially all of our covered loans were acquired with evidence of deteriorated credit quality and are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition to being covered by loss share agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these assets. As a result, the levels of our nonperforming assets may not be fully comparable to those of our peers or to industry benchmarks.

As of March 31, 2012, all loans acquired with evidence of deteriorated credit quality and accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were covered by loss share agreements with the FDIC. These loans are recorded at a fair value based on cash flow projections that considered the deteriorated credit quality and expected losses. These loans are accounted for either on a pool or individual review basis, and any nonpayment of contractual principal or interest is considered in our periodic re-estimation of expected future cash flows. To the extent that our cash flow projections decrease, we record an immediate impairment expense through the provision for loan losses. We recognize increases in expected future cash flows through an increased yield over the remaining life of the portfolio. As a result of this accounting treatment, pools may be considered performing, even though some or all of the individual loans may be contractually past due. At March 31, 2012, all loans accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, continue to accrete income, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows is being recognized on all acquired loans.

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

Noncovered nonperforming loans remain on nonaccrual status until the factors that previously indicated doubtful collectability on a timely basis no longer exist. Specifically, we look at the following factors before returning a nonperforming loan to performing status: documented evidence of debt service capacity; adequate collateral; and a minimum of six months of receiving payments as agreed.

Loan modifications on noncovered loans constitute a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. For loans that are considered troubled debt restructurings, we either compute the present value of expected future cash flows discounted at the original loan's effective interest rate or, as a practical expedient, we may measure impairment based on the observable market price of the loan or the fair value of the collateral when the troubled debt restructuring is deemed collateral dependent. We record the difference between the carrying value and fair value of the loan as a valuation allowance.

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At March 31, 2012, the Company did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the periods presented.

	At March 31, 2012			At December 31, 2011
(dollars in thousands)	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total
Nonaccrual loans	$3,561	$—	$3,561	$1,905	$—	$1,905
Troubled debt restructurings not included above	335	—	335	256	—	256
Total nonperforming loans	3,896	—	3,896	2,161	—	2,161
Other real estate owned	957	63,572	64,529	1,210	84,496	85,706
Total nonperforming assets	$4,853	$63,572	$68,425	$3,371	$84,496	$87,867
Nonperforming loans to total loans	.52%	—%	.25%	.31%	—%	.14%
Nonperforming assets to total loans and other real estate owned	.64%	7.43%	4.25%	.48%	9.42%	5.50%

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $68.4 million, or 4.3% of total loans plus other real estate owned, at March 31, 2012, compared to $87.9 million, or 5.5% of total loans plus other real estate owned, at December 31, 2011. Of the $68.4 million in nonperforming assets at March 31, 2012, $63.6 million related to assets that are covered by loss share agreements with the FDIC. Of the $87.9 million in nonperforming assets at December 31, 2011, $84.5 million related to assets that are covered by loss share agreements with the FDIC. Total nonperforming covered assets accounted for 92.9% and 96.2% of total nonperforming assets at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, the Company had no accruing noncovered loans greater than 90 days past due. At March 31, 2012 and December 31, 2011, a significant portion of the Company's covered loans were past due, including many that were 90 days or greater past due. However, such delinquencies were included in the Company's performance expectations in determining the fair values of covered loans at the acquisition dates. Accordingly, all covered loans continue to accrete interest income.

Potential problem loans, excluding covered loans which are not included in nonperforming loans, amounted to $11.8 million, or 1.6%, of total noncovered loans outstanding at March 31, 2012, compared to $11.3 million, or 1.6%, of total noncovered loans outstanding at December 31, 2011. Potential problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.
Deposits
Total deposits at March 31, 2012 decreased approximately 4.8%, or $109.6 million, from December 31, 2011. During the three months ended March 31, 2012, the Bank continued to enhance its deposit product offerings for both commercial and personal customers. The level of deposits was also supported by relatively strong liquidity in the Bank's deposit base, limited alternative investment opportunities in the low rate environment and the availability of unlimited deposit insurance coverage on certain deposit products. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross sell other services.

The overall mix of deposits improved during the three months ended March 31, 2012, with noninterest-bearing deposits increasing $15.8 million to approximately $313 million and representing 14.3% of total deposits, compared to 12.9% at December 31, 2011. The increase in noninterest-bearing deposits resulted primarily from new business checking accounts.

Interest-bearing demand deposits decreased $42.3 million during the three months ended March 31, 2012, primarily resulting from the seasonality of some of our municipal deposits, while interest-bearing deposits in savings and money market accounts decreased $37.4 million, primarily resulting from our strategic decision to lower cost of funds. Time deposits, which are comprised mostly of certificates of deposits ("CDs"), decreased $45.7 million during the three months ended March 31, 2012. The short duration of our CD portfolio provides an opportunity to aggressively reprice deposits. Due to the Bank's strategy of lowering cost of funds and strengthening its deposit mix, the Bank did not renew all maturing deposits. Customers with maturing CD's during the three months ended March 31, 2012 were offered lowered rates at renewal and generally did not renew or shifted their deposits to other products.

The following table shows the composition of deposits at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$312,967	14.3%	$297,188	12.9%
Interest-bearing demand deposits	316,738	14.5%	359,020	15.6%
Savings and money market accounts	1,103,151	50.4%	1,140,552	49.6%
Time deposits less than $100,000	251,375	11.5%	275,413	12.0%
Time deposits $100,000 or greater	204,644	9.3%	226,292	9.9%
Total deposits	$2,188,875	100.0%	$2,298,465	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the quarter ended March 31, 2012 and the year ended December 31, 2011.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$300,704	—%	$259,910	—%
Interest-bearing demand deposits	310,662.13%		264,703.22%
Savings and money market accounts	1,115,877.50%		1,266,858.86%
Time deposits less than $100,000	262,116	1.12%	299,992	1.75%
Time deposits $100,000 or greater	214,205	1.08%	240,404	1.98%
Total deposits	$2,203,564.52%		$2,331,867.92%

The maturity distribution of our time deposits of $100,000 or greater at March 31, 2012 was as follows:

(in thousands)
Three months or less	$57,389
Over three through six months	43,193
Over six though twelve months	48,551
Over twelve months	55,511
Total	$204,644

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the three months ended March 31, 2012 and for the year ended December 31, 2011, and the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts outstanding for each period and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. In 2010, the Bank sold a junior participation interest in three loans. The participation agreements have various provisions regarding collateral position, pricing and other matters. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles the Bank to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with guidance provided in ASC Topic 860, Accounting for Transfers of Financial

Assets, because they do not qualify as participating interests. The Bank recorded the transaction as a secured borrowing. At March 31, 2012, the balance of the secured borrowing was $2.5 million, a decrease of approximately $4,000 from December 31, 2011. The loans are recorded at their gross balances outstanding on the balance sheet.

	Ending Balance	Period End Rate	Maximum Month-End Balance	Average for the Period
(dollars in thousands)				Balance	Rate
At or for the three months ended March 31, 2012:
Securities sold under agreements to repurchase	$1,421.10%		$5,575	$3,564.11%
Notes payable	2,535	8.79%	2,537	2,537	8.72%
At or for the year ended December 31, 2011:
Securities sold under agreements to repurchase	$4,749.10%		$7,463	$3,515.20%
Notes payable	2,539	8.49%	2,563	2,548	9.58%

Results of Operations

General

We reported net income of $5.1 million for the three months ended March 31, 2012, compared to $8.2 million for the three months ended March 31, 2011.  Diluted earnings per share were $.16 for the three months ended March 31, 2012, compared to $.25 for the three months ended March 31, 2011.  Accretion on covered loans under our loss share agreements with the FDIC has materially contributed to our earnings for 2011 and the first three months of 2012.

We expect that over the near term, as we manage the disposition of our covered loans and other real estate assets acquired from the FDIC, a significant portion of our earnings will result from accretion income on our covered loan portfolio.  During this period, as we dispose of our covered loans, we also plan to grow our balance sheet by replacing our covered loans with new performing loans and related interest income. At March 31, 2012, our noncovered loans totaled $754.6 million, or 48.8% of our total loan portfolio, compared to $413.0 million, or 31.7% of our total loan portfolio at March 31, 2011.

Net Interest Income

Our primary source of earnings is net interest income, which is the excess of the interest income recognized on interest earning assets (such as loans and investment securities), as well as any accretion income on covered loans, over the interest expense incurred on interest bearing liabilities such as deposits and borrowings.  Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned and paid on them as influenced by the Federal Reserve monetary policy.  Following our acquisitions, the accretion income on covered loans under our loss share agreements with the FDIC has materially contributed to our net interest income, and we expect that to continue for the immediate future.

Our net interest income on a taxable equivalent basis was $35.5 million for the three months ended March 31, 2012. Our net interest margin, which is net interest income on a taxable equivalent basis divided by average interest-earning assets, was 7.03% for the same period.  Our net interest income on a taxable equivalent basis was $27.7 million for the three months ended March 31, 2011. Our net interest margin was 5.65% for the same period. Asset yields have increased 51 basis points, which is mainly driven by a change in the investment portfolio mix. As a result of investing in nonagency bonds, we have been able to achieve higher yields on the portfolio, while keeping the duration short. Noninterest-bearing deposits have continued to increase during the quarter and now comprise more than 14% of total deposits. This increase in noninterest-bearing transactional account balances, as well as continued aggressive repricing of the higher cost interest-bearing deposits, has resulted in a 72 basis point decrease in the cost of funds compared to March 31, 2011.

Our interest income was $38.3 million for the three months ended March 31, 2012, which included interest and fees earned on noncovered loans of $11.8 million and accretion income on covered loans of $23.5 million. Our interest income was $34.8 million for the three months ended March 31, 2011, which included interest and fees earned on noncovered loans of $6.7 million and accretion income on covered loans of $25.5 million.  Interest and fees earned on noncovered loans increased by $5.1 million, which is mainly attributable to organic loan growth.

Accretion income on covered loans has generated volatility in net interest income. Accretion income decreased $2.0 million, which is principally due to the lengthening of the accretion period that matches our current cash flow estimations. This volatility trend in interest income related to the covered loans will likely continue for the immediate future. Accretion income will fluctuate based on our re-estimation of expected cash flows, the management of our acquired portfolio, the timing of loan repayments or liquidation of collateral, and the potential acquisition of new loan portfolios.

Interest expense was $2.9 million for the three months ended March 31, 2012, compared to $7.1 million for the three months ended March 31, 2011, and was comprised almost entirely of interest paid on deposit accounts of $2.8 million for the 2012 period and $7.0 million for the 2011 period.  The average balance of interest-bearing deposit accounts was $1.9 billion for the three months ended March 31, 2012, compared to $2.1 billion for the three months ended March 31, 2011.

Average Balances, Net Interest Income, Yields, and Rates

The following table shows our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated.  We derive these yields by dividing income or expense by the average balance of the corresponding assets or liabilities, respectively.  We have derived average balances from the daily balances throughout the periods indicated.

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest-bearing deposits in other financial institutions	$158,949	$102.26%		$282,665	$197.28%
Taxable investment securities	333,661	2,799	3.37%	403,649	2,278	2.29%
Nontaxable investment securities, tax-equivalent basis (2)	10,199	160	6.31%	10,291	157	6.19%
Noncovered loans receivable (3)	722,908	11,834	6.58%	405,635	6,739	6.74%
Covered loans receivable	806,508	23,490	11.71%	890,107	25,482	11.61%
Total earning assets	2,032,225	38,385	7.60%	1,992,347	34,853	7.09%
Total nonearning assets	628,193			737,538
Total assets	$2,660,418			$2,729,885

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$310,662	$98.13%		$244,476	$185.31%
Savings & money market deposits	1,115,877	1,390.50%		1,267,305	3,679	1.18%
Time deposits less than $100,000	262,116	731	1.12%	325,471	1,780	2.22%
Time deposits $100,000 or greater	214,205	577	1.08%	249,261	1,389	2.26%
Notes Payable	2,537	55	8.72%	2,557	72	11.42%
Securities sold under agreements to repurchase and federal funds purchased	3,564	1.11%		3,576	13	1.47%
Total interest-bearing liabilities	1,908,961	2,852.60%		2,092,646	7,118	1.38%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	300,704			230,987
Other liabilities	43,652			41,728
Shareholders’ equity	407,101			364,524
Total liabilities and shareholders’ equity	$2,660,418			$2,729,885
Net interest income		$35,533			$27,735
Net interest spread			7.00%			5.71%
Net interest margin			7.03%			5.65%
(1)   Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above amounts to $56,000 for 2012 and $55,000 for 2011.
(3)   Includes nonaccruing loans on noncovered loans receivable.  There are no nonaccrual covered loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended
	March 31, 2012
	vs. March 31, 2011
	Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net Change
Interest income:
Noncovered loans	$6,948	$(1,853)	$5,095
Covered loans	(3,380)	1,388	(1,992)
Taxable investment securities	(2,653)	3,174	521
Nontaxable investment securities	(7)	10	3
Interest-bearing deposits in other financial institutions	(85)	(10)	(95)
Total interest income	823	2,709	3,532

Interest expense:
Total deposits	(290)	(3,947)	(4,237)
Notes payable	(1)	(16)	(17)
Securities sold under repurchase agreements and federal funds purchased	—	(12)	(12)
Total interest expense	(291)	(3,975)	(4,266)
Net interest income	$1,114	$6,684	$7,798

Provision for Loan Losses

We have established an allowance for loan losses on both noncovered and covered loans through a provision for loan losses charged as an expense on our statement of income.

We review our noncovered loan portfolio, consisting of loans that are not covered by loss share agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Balance Sheet Review — Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

There was no allowance for loan losses at the date of acquisition on the covered loans in our loan portfolio that we acquired under the loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We periodically evaluate the recorded investment on our covered loans and compare our actual losses to estimated losses to determine whether additional provision expense is necessary. This re-estimation of cash flows expected to be collected are updated based on updates to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our actual losses exceed the estimated losses, we will record a provision expense adjustment charged as an expense on our statement of income. In that event, due to the FDIC loss share agreements, we would usually expense between 5% and 20% of the estimated loss, depending upon the applicable acquisition and loss share agreement to which the loss is related. Conversely, if expected cash flows improve from original estimates, an adjustment to yield is to be recognized over the life of the loans. Our covered loan provision expense for the three months ended March 31, 2012 was a negative $1.3 million as a result of re-estimated cash flows that resulted in recoveries of previous provisions on certain covered loans both individually and collectively evaluated for impairment. No additional provision for loan losses on covered loans was required for the three months ended March 31, 2011.

For the three months ended March 31, 2012, our provision for loan losses on noncovered loans was $1.5 million compared to $961,000 recorded for the three months ended March 31, 2011. The change in the noncovered loan loss provision recorded during the 2012 period compared to the 2011 period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the noncovered loan portfolio and is mostly attributed to an increase resulting from noncovered loan growth.  The allowance for loan losses was approximately $11.7 million for the 2012 period and $6.2 million for the 2011 period.  Our allowance for loan losses on noncovered loans as a percentage of gross noncovered loans was 1.55% at March 31, 2012, compared to 1.50% at March 31, 2011.  The increase in the allowance for loan losses as a percentage of gross noncovered loans is predominantly due to the refinement of the standard allowance calculation during 2011 to more adequately reflect our lower than peer historical losses and management's assumptions on qualitative risk factors.

Noninterest Income

Noninterest income totaled a negative $3.8 million for the three months ended March 31, 2012, compared to $8.1 million for the 2011 period.  The amortization of the FDIC receivable of $7.0 million comprised the most significant change to noninterest income for the three months ended March 31, 2012. Comparatively, accretion income was $5.0 million, or 61.7% of our noninterest income for the 2011 period. The amortization recognized during the three months ended March 31, 2012 resulted from improved credit quality in the covered loan portfolio. We expect to continue to experience amortization of the FDIC receivable in future quarters, but such amounts are expected to decline over time unless asset quality trends further improve.  Service charges on deposits of $1.2 million comprised 32.1% of our noninterest income for the three months ended March 31, 2012, compared to $1.4 million, or 17.5% of our noninterest income, for the 2011 period.  These service charges are primarily from fees related to insufficient funds checks and the Bank’s bounce protection product.

Noninterest Expense

Noninterest expense totaled $23.2 million for the three months ended March 31, 2012.  Salaries and employee benefits were our most significant expense totaling $13.0 million, or 55.8% of noninterest expense, for the three months ended March 31, 2012.  Noninterest expense totaled $21.4 million for the three months ended March 31, 2011.  Salaries and employee benefits were our most significant expense totaling $11.7 million, or 54.5% of noninterest expense, for the 2011 period.  We currently have higher than normal expenses for a typical commercial bank of like size as a result of expenses associated with (a) the operation of our Special Assets Division, which services the problem assets acquired under the loss share agreements with the FDIC, (b) our Regulatory Relations Department, which manages our compliance with the FDIC loss share agreements, and (c) legal and professional fees related to our acquisitions and remediation of failed bank assets.

Occupancy and equipment expenses were $2.5 million, or 10.6% of noninterest expense, for the three months ended March 31, 2012, compared to $1.9 million, or 8.8% of noninterest expense for the 2011 period.  The primary driver surrounding the increase in occupancy and equipment expense is a result of a newly executed lease agreement for office space in metro Atlanta covering 56,000 square feet over 11 years.

Legal and professional expenses were $1.5 million, or 6.5% of noninterest expense, for the three months ended March 31, 2012, comprised of $66,000 in legal fees, $693,000 in accounting and audit fees and $758,000 of consulting and other professional fees.  Legal and professional expenses were $1.8 million, or 8.6% of noninterest expense, for the three months ended March 31, 2011, comprised of $277,000 in legal fees, $368,000 in accounting and audit fees and $1.2 million of consulting and other professional fees.  Our resolution efforts with respect to our covered assets and our acquisition activity resulting in increased legal and professional expenses has leveled out during 2012.  In addition, the Company engaged a consulting company during 2011, which continues to significantly affect accounting and audit fees in 2012, to implement a sophisticated cash flow projection model as a tool in calculating fair values and future cash flows on the covered loans acquired in the FDIC-assisted acquisitions. Also surrounding accounting and auditing fees is due diligence work surrounding recent FDIC-assisted acquisitions and ongoing review of the cash flow projection model.

Federal deposit insurance premiums and fees were $418,000, or 1.8% of noninterest expense for the three months ended March 31, 2012, compared to $649,000, or 3.0% of noninterest expense, for the 2011 period.  The decrease in deposit insurance premiums is a result of a change in the calculation of the FDIC assessment resulting from a continued decline in total assets.

Net costs of operations of other real estate owned were $2.1 million, or 9.0% of noninterest expense, for the three months ended March 31, 2012, and primarily related to other real estate owned covered by loss share agreements with the FDIC.  These costs include losses on sales of other real estate of $941,000 and expenses related to the management and collection of other real estate of $1.2 million.  Net costs of operations of other real estate owned were $1.9 million, or 9.0% of noninterest expense, for the 2011 period.  These costs include losses on sales of other real estate of $1.0 million and expenses related to the management and collection of other real estate of $882,000.  The decrease in other real estate owned expense is directly related to a reduction in covered other real estate owned volumes from one period to the next. As management continues to work through and dispose of these covered assets, the expense should continue to decline at a steady rate, absent additional acquisitions. Under the loss share agreements, we record a portion of these losses and expenses in our statements of income (generally 20%) and we record the remaining balance in an FDIC receivable. Noninterest expense related to our noncovered other real estate owned continued to be a very small portion of our net costs of operations of other real estate owned.

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time maximizing shareholder returns. At March 31, 2012, we exceeded all minimum regulatory capital requirements as shown in the table below. At March 31, 2012, our shareholders' equity was $408.5 million, or 15.3% of total assets, compared to $397.3 million, or 14.3% of total assets, at December 31, 2011. The primary factors affecting changes in shareholder's equity were our net income and increases in accumulated other comprehensive income during the first three months of 2012.

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

The decrease in Tier I risk-based capital and total risk-based capital from December 31, 2011 to March 31, 2012, reflected increases in Tier I, total regulatory capital, and total risk-weighted assets used in the ratio calculations. The increase in the Tier I capital was mainly a result of net income retained in the first quarter of 2012. Total regulatory capital increase was a result of the increase in the allowance for loan losses on both covered and noncovered loans during 2011 and 2012. The increase in risk-weighted assets from December 31, 2011 is due in large part to the increase in our noncovered loan portfolio and the higher risk-weights applied to these loans compared to the covered loan portfolio, which continues to decline and carries lower risk-weights.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	Bank	Company	Bank	Company
	March 31, 2012	March 31, 2012	December 31, 2011	December 31, 2011
Leverage ratio	14.45%	15.06%	13.23%	13.76%
Tier 1 risk-based capital ratio	31.59%	32.92%	32.47%	33.84%
Total risk-based capital ratio	32.90%	34.22%	33.78%	35.15%

For all periods, the Bank was considered "well capitalized" and we intend to maintain a capital level for the Bank that exceeds the FDIC requirements to be classified as a "well capitalized" bank. In addition, as a condition to the FDIC's approval of the Notice of Change in Control filing of Mr. Evans, Mr. Speight and Mr. Childers, each an executive officer, in connection with the July 2009 recapitalization and acquisition, the Bank was required to execute a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At March 31, 2012 and December 31, 2011, the Bank was in compliance with the Capital Maintenance Agreement.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2012, unfunded commitments to extend credit were $178.5 million. A significant portion of the unfunded commitments related to commercial real estate and land development and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At March 31, 2012, there were commitments totaling approximately $3.5 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

We have entered into interest rate swap contracts with notional amounts totaling $57.9 million as of March 31, 2012, for the purpose of converting fixed rate loans to variable rates. The fair value of the swaps amounted to $905 thousand as of March 31, 2012 and was recorded as a liability, compared to the fair value of $1.0 million recorded as a liability as of December 31, 2011. Note 9 to the consolidated financial statements located in Item I of this Quarterly Report on Form 10-Q provides additional information on these contracts.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of March 31, 2012.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$19,584	$1,085	$3,559	$3,341	$11,599

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

The asset portion of the balance sheet provides liquidity primarily through scheduled payments, maturities and repayments of loans and investment securities. Cash and short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks are also sources of funding. As we dispose of our covered loans and assets, the collection of the FDIC receivable provides an additional source of funding.

At March 31, 2012, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $210.3 million, or 7.9% of total assets. Our available-for-sale securities at March 31, 2012 amounted to $322.8 million, or 12.1% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. We maintain eight federal funds lines of credit with correspondent banks totaling $170.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2012, we had no advances from the FHLB and a remaining credit availability of $52.6 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $44.7 million secured by certain loans in our loan portfolio.

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

At March 31, 2012, approximately 80.6% of our noncovered and covered loans will reprice or mature within one year. Approximately 94.4% of our interest-bearing liabilities reprice or mature within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a substantial portion of our loans reprice within the next three months a large majority of our deposits will also reprice within the same three-month period. Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe that minimizes the changes in net interest income.

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

This earnings simulation model projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate-sensitive assets and rate-sensitive liabilities will reprice, (3) the expected growth in various interest-earning assets and interest-bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) cash flow and accretion expectations from loans acquired in FDIC transactions, and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our change in net interest income assuming interest rates go up 100 basis points, up 200 basis points, down 100 basis points and down 200 basis points. For purposes of this model, we have assumed that the change in interest rates phase in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest-bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2012. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in basis points)	% Change in Projected Baseline Net Interest Income
+200	(4.20)
+100	(2.22)
-100	1.71
-200	Not meaningful

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, as of March 31, 2012, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v)  Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.(1)

(1)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date: May 10, 2012	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (v)  Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.(1)

(1)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.