Form 10-Q/A
period 2012-05-23
STATE BANK FINANCIAL CORP
filed 2012-05-23
CIK 1497275

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, as of May 10, 2012 was 31,721,236.

EXPLANATORY NOTE

This Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was filed with the Securities and Exchange Commission on May 10, 2012 (the "Original Filing"). This Form 10-Q/A is a technical amendment to add certain required language regarding internal control over financial reporting to Exhibits 31.1 and 31.2 of the Original Filing.

This Form 10-Q/A includes only the corrected exhibits and does not reflect events occurring after the filing of the Original Filing. The Original Filing is unchanged except with respect to the changes to Exhibits 31.1 and 31.2 included in this Form 10-Q/A.

Part II - OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits are filed as part of this Form 10-Q/A:

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date: May 23, 2012	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2012	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

3