Form 10-Q
period 2012-06-30
STATE BANK FINANCIAL CORP
filed 2012-08-09
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54056

STATE BANK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	27-1744232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3399 Peachtree Road, NE, Suite 1900 Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)
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

The number of shares outstanding of the registrant’s common stock, as of August 9, 2012 was 31,718,736.

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

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of some of the important factors that may affect actual outcomes.

PART I
Item 1.  Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and amounts due from depository institutions	$6,921	$13,747
Interest-bearing deposits in other financial institutions	279,060	206,785
Cash and cash equivalents	285,981	220,532
Investment securities available-for-sale	280,662	349,929
Federal Home Loan Bank stock	4,651	8,802
Loans receivable:
Noncovered under FDIC loss share agreements	881,120	701,029
Covered under FDIC loss share agreements, net	687,451	812,154
Allowance for loan losses (noncovered loans)	(13,317)	(10,207)
Allowance for loan losses (covered loans)	(67,346)	(59,277)
Net loans	1,487,908	1,443,699
Mortgage loans held for sale	1,907	6,229
Other real estate owned:
Noncovered under FDIC loss share agreements	976	1,210
Covered under FDIC loss share agreements	60,334	84,496
Premises and equipment, net	38,298	36,760
Goodwill	6,562	6,562
Core deposit intangible, net	1,360	1,882
FDIC receivable for loss share agreements, net	419,786	529,440
Other assets	81,804	86,793
Total assets	$2,670,229	$2,776,334
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$343,214	$297,188
Interest-bearing deposits	1,821,922	2,001,277
Total deposits	2,165,136	2,298,465
Securities sold under agreements to repurchase	2,845	4,749
Notes payable	2,531	2,539
Other liabilities	79,663	73,293
Total liabilities	2,250,175	2,379,046
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2012 and 2011, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,721,236 shares issued and outstanding in 2012 and 2011, respectively	317	317
Additional paid-in capital	293,363	293,074
Retained earnings	122,743	106,574
Accumulated other comprehensive income (loss), net of tax	3,631	(2,677)
Total shareholders' equity	420,054	397,288
Total liabilities and shareholders' equity	$2,670,229	$2,776,334
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Interest income:
Noncovered loans, including fees	$13,722	$9,174	$25,556	$15,913
Accretion income on covered loans	32,191	25,139	55,681	50,621
Investment securities:
Taxable	2,763	2,482	5,562	4,760
Tax-exempt	109	103	213	205
Deposits with other financial institutions	155	183	257	380
Total interest income	48,940	37,081	87,269	71,879
Interest expense:
Deposits	2,513	6,394	5,309	13,427
Notes payable	52	62	107	134
Federal funds purchased and repurchase agreements	1	1	2	14
Total interest expense	2,566	6,457	5,418	13,575
Net interest income	46,374	30,624	81,851	58,304
Provision for loan losses (noncovered loans)	2,125	1,593	3,660	2,554
Provision for loan losses (covered loans)	2,902	451	1,619	451
Net interest income after provision for loan losses	41,347	28,580	76,572	55,299
Noninterest income:
Accretion (amortization) of FDIC receivable for loss share agreements	(3,997)	3,722	(10,998)	8,695
Service charges on deposits	1,199	1,435	2,411	2,848
Mortgage banking income	311	228	613	385
Gain (loss) on sale of investment securities	—	—	93	(3)
Gain on FHLB stock redemptions	434	1,132	434	1,132
ATM income	610	541	1,195	1,029
Other	200	777	1,231	1,813
Total noninterest income	(1,243)	7,835	(5,021)	15,899
Noninterest expense:
Salaries and employee benefits	13,628	11,895	26,591	23,572
Occupancy and equipment	2,419	1,997	4,876	3,889
Legal and professional fees	2,173	1,574	3,690	3,417
Marketing	366	936	630	1,696
Federal insurance premiums and other regulatory fees	355	1,210	773	1,859
Net cost of operations of other real estate owned	458	2,485	2,536	4,415
Data processing	1,336	1,165	3,200	2,116
Core deposit intangible amortization	276	247	522	471
Other	1,415	1,585	2,821	3,098
Total noninterest expense	22,426	23,094	45,639	44,533
Income before income taxes	17,678	13,321	25,912	26,665
Income tax expense	6,647	4,739	9,743	9,852
Net income	$11,031	$8,582	$16,169	$16,813
Basic net income per share	$.35	$.27	$.51	$.53
Diluted net income per share	$.34	$.26	$.50	$.51
Weighted Average Shares Outstanding:
Basic	31,613,581	31,611,358	31,612,587	31,611,132
Diluted	32,776,553	32,717,755	32,785,670	32,719,894

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net income	$11,031	$8,582	$16,169	$16,813
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities available-for-sale arising during the period, net of income tax expense of $239 and income tax benefit of $850 for the three months ended June 30, 2012 and 2011, respectively; and $3,836 and $904 for the six months ended June 30, 2012 and 2011, respectively	397	(1,422)	6,366	(1,512)
Reclassification adjustment for (gains) losses on liquidation of equity securities included in investment securities available-for-sale, net of income tax expense of $35 and income tax benefit of $1 for the six months ended June 30, 2012 and 2011, respectively	—	—	(58)	2
Total other comprehensive income (loss)	397	(1,422)	6,308	(1,510)
Comprehensive income	$11,428	$7,160	$22,477	$15,303

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Stock
Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343
Common shares issued	—	677	—	—	—	—	—
Repurchase of stock warrants	(21,000)	—	—	(40)	—	—	(40)
Change in accumulated other comprehensive income	—	—	—	—	—	(1,510)	(1,510)
Net income	—	—	—	—	16,813	—	16,813
Balance, June 30, 2011	2,694,561	31,611,581	$316	$292,902	$80,381	$1,007	$374,606

Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288
Stock-based compensation	—	—	—	308	—	—	308
Repurchase of stock warrants	(8,333)	—	—	(19)	—	—	(19)
Change in accumulated other comprehensive income	—	—	—	—	—	6,308	6,308
Net income	—	—	—	—	16,169	—	16,169
Balance, June 30, 2012	2,678,494	31,721,236	$317	$293,363	$122,743	$3,631	$420,054

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30
	2012	2011
Cash Flows from Operating Activities
Net income	$16,169	$16,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion on premises and equipment and investments	699	1,403
Amortization of intangible assets	522	471
Provision for loan losses	5,279	3,005
Amortization of premiums and discounts on acquisitions, net	(44,683)	(59,316)
Loss on sale of other real estate owned	754	2,575
Writedowns of other real estate owned	27,342	39,212
Increase in FDIC receivable for covered losses	(36,880)	(46,146)
Funds collected from FDIC receivable	123,926	80,908
Proceeds from sales of mortgage loans held for sale	31,935	17,316
Originations of mortgage loans held for sale	(27,671)	(16,290)
Loss (gain) on available-for-sale securities	(93)	3
(Gains) on FHLB stock redemptions	(434)	(1,132)
Net change in cash surrender value of insurance	(693)	(719)
Stock-based compensation expense	308	—
Loss share true-up liability	19	7
Changes in other assets, net	2,344	(5,352)
Changes in other liabilities, net	6,344	(17,203)
Net cash provided by operating activities	105,187	15,555
Cash flows from Investing Activities
Purchases of investment securities available-for-sale	(20,308)	(45,510)
Proceeds from sales, calls, maturities and paydowns of investment securities available-for-sale	100,189	98,766
Loans to customers, net of repayments	(23,778)	(61,650)
Redemptions of Federal Home Loan Bank stock	4,585	5,121
Purchases of premises and equipment	(3,055)	(4,715)
Proceeds from sales of other real estate owned	37,881	38,839
Net cash provided by investing activities	95,514	30,851

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED) (DOLLARS IN THOUSANDS)

	Six Months Ended
	June 30
	2012	2011
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	46,026	31,544
Net (decrease) in interest-bearing customer deposits	(179,355)	(94,040)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(1,904)	2,131
Repurchase of stock warrants	(19)	(40)
Cash (used in) financing activities	(135,252)	(60,405)
Net increase (decrease) in cash and cash equivalents	65,449	(13,999)
Cash and cash equivalents, beginning	220,532	386,489
Cash and cash equivalents, ending	$285,981	$372,490
Cash Received During the Period for:
Interest income on loans	$27,828	$16,581
Cash Paid During the Period for:
Interest expense	$6,375	$13,931
Income taxes	1,000	24,781
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities, net of tax	$6,308	$(1,510)
Transfers of loans to other real estate owned	41,581	28,130

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1: Basis of Presentation

State Bank Financial Corporation (the “Company”) is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, State Bank and Trust Company (the “Bank”).  The Bank operates a full service banking business and offers a broad range of commercial and retail banking products to its customers, primarily located in metropolitan Atlanta to middle Georgia.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3: Investment Securities

Investment securities as of June 30, 2012 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$20,930	$1,348	$—	$22,278
States and political subdivisions	12,018	388	11	12,395
Residential mortgage-backed securities-nonagency	139,785	3,765	3,669	139,881
Residential mortgage-backed securities-agency	31,491	1,431	—	32,922
Collateralized mortgage obligations	70,468	2,334	—	72,802
Corporate securities	384	—	—	384
Total investment securities available-for-sale	$275,076	$9,266	$3,680	$280,662

Investment securities as of December 31, 2011 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$76,976	$1,294	$—	$78,270
States and political subdivisions	10,740	356	—	11,096
Residential mortgage-backed securities-nonagency	145,768	126	9,951	135,943
Residential mortgage-backed securities-agency	30,031	1,423	—	31,454
Collateralized mortgage obligations	90,159	2,635	—	92,794
Corporate securities	372	—	—	372
Total investment securities available-for-sale	$354,046	$5,834	$9,951	$349,929

The amortized cost and estimated fair value of available-for-sale securities at June 30, 2012 by contractual maturity are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.  Therefore, these securities are not presented by contractual maturity in the following maturity summary (in thousands):

	Amortized Cost	Fair Value

Due within one year	$10,240	$10,252
Due from one year to five years	12,622	13,295
Due from five years to ten years	1,894	2,191
Due after ten years	8,576	9,319
Residential mortgage-backed securities (nonagency and agency) and collateralized mortgage obligations	241,744	245,605
	$275,076	$280,662

The Company’s investment in FHLB stock was $4.7 million at June 30, 2012 and $8.8 million at December 31, 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Gains and losses on the sales and calls of investment securities available-for-sale consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Gross gains on securities available-for-sale	$—	$—	$93	$—
Gross losses on securities available-for-sale	—	(3)	—	(3)
Net realized gains (losses) on sales of securities available-for-sale	$—	$(3)	$93	$(3)

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

The following table provides information regarding securities with unrealized losses as of June 30, 2012 and December 31, 2011 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2012
Investment securities available-for-sale:
States and political subdivisions	$3,973	$11	$—	$—	$3,973	$11
Residential mortgage-backed-nonagency	8,945	300	52,488	3,369	61,433	3,669
Total	$12,918	$311	$52,488	$3,369	$65,406	$3,680

December 31, 2011
Investment securities available-for-sale:
Residential mortgage-backed-nonagency	$109,027	$9,082	$8,936	$869	$117,963	$9,951
Total	$109,027	$9,082	$8,936	$869	$117,963	$9,951

Investment securities with aggregate fair values of $52.5 million and $8.9 million had continuous unrealized losses of $3.4 million and $869,000 for more than twelve months as of June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, the Company held 35 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. The Company does not intend to sell these securities nor is it more-likely-than-not that the Company would be required to sell these securities before their anticipated recovery or maturity.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's nonagency portfolio is tested quarterly for OTTI by the use of cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated on a regular basis to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on our analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of June 30, 2012, there was no intent to sell any of the securities available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

Investment securities with an aggregate fair value of $83.5 million and $156.1 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements, net counter-party exposure and certain borrowing arrangements.

Note 4: Loans Receivable

Loans not covered by loss share agreements are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Construction, land & land development	$253,980	$162,382
Other commercial real estate	356,476	307,814
Total commercial real estate	610,456	470,196
Commercial & industrial	35,186	35,817
Owner-occupied real estate	154,533	139,128
Total commercial & industrial	189,719	174,945
Residential real estate	41,449	33,738
Consumer & other	39,496	22,150
Total noncovered loans	881,120	701,029
Allowance for loan losses	(13,317)	(10,207)
Total noncovered loans, net	$867,803	$690,822

The table above includes net deferred loan fees that totaled approximately $2.0 million and $1.9 million at June 30, 2012 and December 31, 2011, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans covered by loss share agreements, net of related discounts, are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Construction, land & land development	$136,200	$190,110
Other commercial real estate	208,975	233,575
Total commercial real estate	345,175	423,685
Commercial & industrial	29,298	38,174
Owner-occupied real estate	118,848	143,523
Total commercial & industrial	148,146	181,697
Residential real estate	180,167	189,109
Consumer & other	13,963	17,663
Total covered loans	687,451	812,154
Allowance for loan losses	(67,346)	(59,277)
Total covered loans, net	$620,105	$752,877

The following table documents changes in the carrying value of covered loans (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Balance, beginning of period	$743,838	$891,190	$812,154	$934,967
Accretion of fair value discounts	32,191	25,139	55,681	50,621
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(99,837)	(101,968)	(188,453)	(171,227)
Change in the allowance for loan losses on covered loans	11,259	—	8,069	—
Balance, end of period	$687,451	$814,361	$687,451	$814,361

Loans covered under loss share agreements with the FDIC (often referred to in this report as covered loans) are reported at their recorded investment excluding the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at acquisition date. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements. Subsequent decreases in the amount of cash expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value. Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows changes in the value of the accretable discount for the three and six months ended June 30, 2012 and 2011 as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30			June 30
	2012	2011		2012	2011
Balance, beginning of period	$195,213	$143,816		$230,697	$123,778
Accretion	(32,191)	(25,139)	—	(55,681)	(50,621)
Transfers to accretable discount (exit events), net	49,343	109,432	—	37,349	154,952
Balance, end of period	$212,365	$228,109		$212,365	$228,109

Note 5: Allowance for Loan Losses (ALL)

The following tables present the Company’s loan loss experience on noncovered and covered loans for the periods indicated (in thousands):

	Three Months Ended June 30
	2012			2011
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$11,681	$56,087	$67,768	$6,214	$—	$6,214
Loans charged-off	(493)	(3,660)	(4,153)	(979)	(2,253)	(3,232)
Recoveries of loans previously charged off	4	407	411	86	—	86
Net (charge-offs) recoveries	(489)	(3,253)	(3,742)	(893)	(2,253)	(3,146)
Provision for loan losses	2,125	14,512	16,637	1,593	2,253	3,846
Benefit attributable to FDIC loss share agreements	—	(11,610)	(11,610)	—	(1,802)	(1,802)
Total provision for loan losses charged to operations	2,125	2,902	5,027	1,593	451	2,044
Provision for loan losses recorded through the FDIC loss share receivable	—	11,610	11,610	—	1,802	1,802
Balance, end of period	$13,317	$67,346	$80,663	$6,914	$—	$6,914

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30
	2012			2011
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$10,207	$59,277	$69,484	$5,351	$—	$5,351
Loans charged-off	(555)	(7,029)	(7,584)	(1,077)	(2,253)	(3,330)
Recoveries of loans previously charged off	5	6,961	6,966	86	—	86
Net (charge-offs) recoveries	(550)	(68)	(618)	(991)	(2,253)	(3,244)
Provision for loan losses	3,660	8,137	11,797	2,554	2,253	4,807
Benefit attributable to FDIC loss share agreements	—	(6,518)	(6,518)	—	(1,802)	(1,802)
Total provision for loan losses charged to operations	3,660	1,619	5,279	2,554	451	3,005
Provision for loan losses recorded through the FDIC loss share receivable	—	6,518	6,518	—	1,802	1,802
Balance, end of period	$13,317	$67,346	$80,663	$6,914	$—	$6,914

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Nonspecific	Total
Three Months Ended
June 30, 2012
Allowance for loan losses:
Beginning balance	$7,223	$3,566	$586	$299	$7	$11,681
Charge-offs	(406)	(21)	(66)	—	—	(493)
Recoveries	1	2	—	1	—	4
Provision	1,616	203	284	29	(7)	2,125
Ending balance	$8,434	$3,750	$804	$329	$—	$13,317

Six Months Ended
June 30, 2012
Allowance for loan losses:
Beginning balance	$6,470	$2,848	$561	$328	$—	$10,207
Charge-offs	(453)	(22)	(74)	(6)	—	(555)
Recoveries	1	2	—	2	—	5
Provision	2,416	922	317	5	—	3,660
Ending balance	$8,434	$3,750	$804	$329	$—	$13,317
Ending allowance attributable to loans:
Individually evaluated for impairment	$1,355	$120	$308	$34	$—	$1,817
Collectively evaluated for impairment	7,079	3,630	496	295	—	11,500
Total ending allowance balance	$8,434	$3,750	$804	$329	$—	$13,317

Loans:
Loans individually evaluated for impairment	$3,297	$239	$671	$68	$—	$4,275
Loans collectively evaluated for impairment	607,159	189,480	40,778	39,428	—	876,845
Total loans	$610,456	$189,719	$41,449	$39,496	$—	$881,120

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Nonspecific	Total
December 31, 2011
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$46	$—	$—	$—	$46
Collectively evaluated for impairment	6,470	2,802	561	328	—	10,161
Total ending allowance balance	$6,470	$2,848	$561	$328	$—	$10,207

Loans:
Loans individually evaluated for impairment	$1,441	$720	$—	$—	$—	$2,161
Loans collectively evaluated for impairment	468,755	174,225	33,738	22,150	—	698,868
Total loans	$470,196	$174,945	$33,738	$22,150	$—	$701,029

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Nonspecific	Total
Three Months Ended
June 30, 2011
Allowance for loan losses:
Beginning balance	$3,781	$1,624	$279	$235	$295	$6,214
Charge-offs	(47)	(924)	—	(8)	—	(979)
Recoveries	3	2	—	81	—	86
Provision	1,117	564	26	(49)	(65)	1,593
Ending balance	$4,854	$1,266	$305	$259	$230	$6,914

Six Months Ended
June 30, 2011
Allowance for loan losses:
Beginning balance	$3,258	$1,385	$246	$223	$239	$5,351
Charge-offs	(54)	(924)	—	(99)	—	(1,077)
Recoveries	3	2	—	81	—	86
Provision	1,647	803	59	54	(9)	2,554
Ending balance	$4,854	$1,266	$305	$259	$230	$6,914
Ending allowance attributable to loans:
Individually evaluated for impairment	$60	$180	$68	$87	$—	$395
Collectively evaluated for impairment	4,794	1,086	237	172	230	6,519
Total ending allowance balance	$4,854	$1,266	$305	$259	$230	$6,914

Loans:
Loans individually evaluated for impairment	$1,013	$2,055	$235	$175	$—	$3,478
Loans collectively evaluated for impairment	385,986	108,311	26,275	22,104	—	542,676
Total loans	$386,999	$110,366	$26,510	$22,279	$—	$546,154

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2012
Allowance for loan losses:
Beginning balance	$36,679	$5,204	$13,964	$240	$56,087
Charge-offs	(3,295)	(309)	(43)	(13)	(3,660)
Recoveries	145	262	—	—	407
Provision for loan losses before benefit attributable to FDIC loss share agreements	12,568	639	1,934	(629)	14,512
Benefit attributable to FDIC loss share agreements	(10,055)	(511)	(1,547)	503	(11,610)
Total provision for loan losses charged to operations	2,513	128	387	(126)	2,902
Provision for loan losses recorded through the FDIC loss share receivable	10,055	511	1,547	(503)	11,610
Ending balance	$46,097	$5,796	$15,855	$(402)	$67,346

Six Months Ended
June 30, 2012
Allowance for loan losses:
Beginning balance	$37,332	$7,573	$14,372	$—	$59,277
Charge-offs	(6,657)	(309)	(50)	(13)	(7,029)
Recoveries	6,501	293	167	—	6,961
Provision for loan losses before benefit attributable to FDIC loss share agreements	8,921	(1,761)	1,366	(389)	8,137
Benefit attributable to FDIC loss share agreements	(7,142)	1,406	(1,093)	311	(6,518)
Total provision for loan losses charged to operations	1,779	(355)	273	(78)	1,619
Provision for loan losses recorded through the FDIC loss share receivable	7,142	(1,406)	1,093	(311)	6,518
Ending balance	$46,097	$5,796	$15,855	$(402)	$67,346
Ending allowance attributable to loans:
Individually evaluated for impairment	$32,910	$4,497	$4,302	$—	$41,709
Collectively evaluated for impairment	13,187	1,299	11,553	(402)	25,637
Total ending allowance balance	$46,097	$5,796	$15,855	$(402)	$67,346

Loans:
Loans individually evaluated for impairment	$172,412	$36,637	$19,755	$10,491	$239,295
Loans collectively evaluated for impairment	172,763	111,509	160,412	3,472	448,156
Total loans	$345,175	$148,146	$180,167	$13,963	$687,451

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
December 31, 2011
Ending allowance attributable to loans:
Individually evaluated for impairment	$27,458	$4,037	$4,020	$—	$35,515
Collectively evaluated for impairment	9,874	3,536	10,352	—	23,762
Total ending allowance balance	$37,332	$7,573	$14,372	$—	$59,277

Loans:
Loans individually evaluated for impairment	$204,780	$31,725	$17,922	$12,288	$266,715
Loans collectively evaluated for impairment	218,905	149,972	171,187	5,375	545,439
Total loans	$423,685	$181,697	$189,109	$17,663	$812,154

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2011
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—
Charge-offs	(2,253)	—	—	—	(2,253)
Recoveries	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	2,253	—	—	—	2,253
Benefit attributable to FDIC loss share agreements	(1,802)	—	—	—	(1,802)
Total provision for loan losses charged to operations	451	—	—	—	451
Provision for loan losses recorded through the FDIC loss share receivable	1,802	—	—	—	1,802
Ending balance	$—	$—	$—	$—	$—

Six Months Ended
June 30, 2011
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—
Charge-offs	(2,253)	—	—	—	(2,253)
Recoveries	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	2,253	—	—	—	2,253
Benefit attributable to FDIC loss share agreements	(1,802)	—	—	—	(1,802)
Total provision for loan losses charged to operations	451	—	—	—	451
Provision for loan losses recorded through the FDIC loss share receivable	1,802	—	—	—	1,802
Ending balance	$—	$—	$—	$—	$—
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	—	—	—	—	—
Total ending allowance balance	$—	$—	$—	$—	$—

Loans:
Loans individually evaluated for impairment	$194,453	$17,626	$14,859	$4,520	$231,458
Loans collectively evaluated for impairment	241,524	158,254	174,836	8,289	582,903
Total loans	$435,977	$175,880	$189,695	$12,809	$814,361

A significant portion of the Company's covered loans were past due, including many that were 90 days or more past due. However, such delinquencies were included in the Company's performance expectations in determining the fair value of covered loans at acquisition and at subsequent valuation dates. There have been covered loans that have deteriorated from management's initial performance expectations as reflected in the allocation of acquisition costs across individual assets and pools of assets. Such loans and pools are considered impaired by management. However, all covered loans cash flows continue to be estimable and probable of collection and thus accretion income continues to be recognized on these covered assets. As such, the referenced covered loans are not considered nonperforming assets.

At June 30, 2012, the Company evaluated specifically reviewed covered loans totaling $239.3 million and $448.2 million of loans evaluated as part of their respective pools, which resulted in allowance attributable to these loans of $41.7 million and $25.6 million, respectively. Of the $239.3 million of specifically reviewed covered loans, we identified $33.1

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million that had deteriorated from management's initial performance expectations resulting in $17.4 million of the total allowance. Likewise, of the $448.2 million of loans evaluated as part of their respective pools, $241.9 million were identified as having deteriorated from management's initial performance expectations resulting in $5.6 million of the total allowance.

As of December 31, 2011, the Company evaluated specifically reviewed covered loans totaling $266.7 million and $545.4 million of loans evaluated as part of their respective pools, which resulted in allowance attributable to these loans of $35.5 million and $23.8 million, respectively. Of the $266.7 million of specifically reviewed covered loans, we identified $72.3 million that had deteriorated from management's initial performance expectations resulting in $17.5 million of the total allowance. Likewise, of the $545.4 million of loans evaluated as part of their respective pools, $275.0 million were identified as having deteriorated from management's initial performance expectations resulting in $3.6 million of the total allowance.

Approved credit losses will be reimbursed for covered loans under the appropriate FDIC loss share agreements at either 80 or 95 percent, in accordance with the applicable corresponding loss share agreement. The Company uses a symmetrical accounting approach in recording the loan carrying values and the FDIC receivable on covered loans. An increase in the loan value and a reduction in the FDIC receivable are accounted for as a yield adjustment over the remaining life of each asset. A reduction in the loan value, through a provision for loan losses, and an increase in the FDIC receivable, through an adjustment to income, are taken immediately.

Impaired loans not covered by loss share agreements, segregated by class of loans, as of June 30, 2012 are as follows (in thousands):

				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$863	$586	$—	$596	$—	$605	$10
Other commercial real estate	—	—	—	—	—	—	—
Total commercial real estate	863	586	—	596	—	605	10
Commercial & industrial	—	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—
Subtotal	863	586	—	596	—	605	10
With related allowance recorded:
Construction, land & land development	1,306	794	397	743	4	627	4
Other commercial real estate	1,909	1,917	958	1,561	2	1,609	7
Total commercial real estate	3,215	2,711	1,355	2,304	6	2,236	11
Commercial & industrial	151	151	76	153	1	95	2
Owner-occupied real estate	620	88	44	599	—	603	—
Total commercial & industrial	771	239	120	752	1	698	2
Residential real estate	752	671	308	690	6	512	7
Consumer & other	70	68	34	74	—	79	—
Subtotal	4,808	3,689	1,817	3,820	13	3,525	20
Total impaired loans	$5,671	$4,275	$1,817	$4,416	$13	$4,130	$30

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$1,330	$1,054	$—	$1,058	$1
Other commercial real estate	387	387	—	84	1
Total commercial real estate	1,717	1,441	—	1,142	2
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	846	586	—	2,143	8
Total commercial & industrial	846	586	—	2,143	8
Residential real estate	—	—	—	79	2
Consumer & other	—	—	—	—	—
Subtotal	2,563	2,027	—	3,364	12
With related allowance recorded:
Construction, land & land development	—	—	—	—	—
Other commercial real estate	—	—	—	—	—
Total commercial real estate	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	433	134	46	317	—
Total commercial & industrial	433	134	46	317	—
Residential real estate	—	—	—	—	—
Consumer & other	—	—	—	—	—
Subtotal	433	134	46	317	—
Total impaired loans	$2,996	$2,161	$46	$3,681	$12

The following table presents the recorded investment in noncovered nonaccrual loans by loan class as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Construction, land & land development	$1,381	$1,054
Other commercial real estate	1,917	387
Total commercial real estate	3,298	1,441
Commercial & industrial	151	—
Owner-occupied real estate	88	720
Total commercial & industrial	239	720
Residential real estate	592	—
Consumer & other	68	—
Total	$4,197	$2,161

The following table presents an analysis of past due loans not covered by loss share agreements, by class of loans, as of June 30, 2012 (in thousands):

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$9	$873	$882	$253,098	$253,980	$—
Other commercial real estate	176	1,468	1,644	354,832	356,476	—
Total commercial real estate	185	2,341	2,526	607,930	610,456	—
Commercial & industrial	163	95	258	34,928	35,186	—
Owner-occupied real estate	511	592	1,103	153,430	154,533	—
Total commercial & industrial	674	687	1,361	188,358	189,719	—
Residential real estate	883	528	1,411	40,038	41,449	—
Consumer & other	225	24	249	39,247	39,496	—
Total	$1,967	$3,580	$5,547	$875,573	$881,120	$—

The following table presents an analysis of past due loans not covered by loss share agreements, by class of loans, as of December 31, 2011 (in thousands):

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents an analysis of past due loans covered by loss share agreements, by class of loans, as of June 30, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$2,070	$78,627	$80,697	$55,503	$136,200
Other commercial real estate	3,172	60,672	63,844	145,131	208,975
Total commercial real estate	5,242	139,299	144,541	200,634	345,175
Commercial & industrial	231	6,655	6,886	22,412	29,298
Owner-occupied real estate	3,949	25,901	29,850	88,998	118,848
Total commercial & industrial	4,180	32,556	36,736	111,410	148,146
Residential real estate	9,196	32,133	41,329	138,838	180,167
Consumer & other	55	1,333	1,388	12,575	13,963
Total	$18,673	$205,321	$223,994	$463,457	$687,451

The following table presents an analysis of past due loans covered by loss share agreements, by class of loans, as of December 31, 2011 (in thousands):

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

Asset Quality Grades:

The Company assigns loans into risk categories based on relevant information about the ability of borrowers to pay their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company utilizes risk-grading guidelines to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the eight risk grades is as follows:

Pass (Grades 1-4)—Pass graded loans represent average to above average business risk and demonstrate an ability to adequately service both short-term and long-term obligations.

Watch (Grade 5)—Watch graded loans are indicative of borrowers that have not met performance expectations, or that are acceptable business credits but with considerable risk. The increased risk may be due to a smaller less diverse asset base, very little liquidity or limited debt capacity, but still greater than one to one.

OAEM (Grade 6)—Loans graded other assets especially mentioned (OAEM) are marginally acceptable with some potential weakness. If left uncorrected, these weaknesses could jeopardize repayment at some future date. Although loss is possible, it is not probable. Collateral coverage, guarantor strength and/or equity are still sufficient to protect the Bank

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table presents the risk grades of the loan portfolio not covered by loss share agreements, by class of loans, as of June 30, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$181,402	$322,697	$30,712	$138,155	$32,535	$39,140	$744,641
Watch	66,609	29,883	2,446	11,711	7,485	154	118,288
OAEM	4,441	2,494	519	1,841	911	15	10,221
Substandard	1,528	1,402	1,509	2,826	498	174	7,937
Doubtful	—	—	—	—	20	13	33
Total	$253,980	$356,476	$35,186	$154,533	$41,449	$39,496	$881,120

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the risk grades of the loan portfolio not covered by loss sharing agreements, by class of loans, as of December 31, 2011 (in thousands):

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

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, by class of loans, as of June 30, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$20,562	$58,735	$10,017	$57,852	$79,668	$2,485	$229,319
Watch	1,802	38,058	2,766	9,847	16,245	352	69,070
OAEM	6,933	9,864	2,103	3,973	10,544	341	33,758
Substandard	106,102	97,575	10,494	46,209	66,337	10,217	336,934
Doubtful	801	4,743	3,918	967	7,373	568	18,370
Total	$136,200	$208,975	$29,298	$118,848	$180,167	$13,963	$687,451
The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, by class of loans, as of December 31, 2011 (in thousands):

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6: Other Real Estate Owned

The following is a summary of transactions in noncovered and covered other real estate owned (in thousands):

	Six Months Ended
	June 30
Noncovered other real estate owned	2012	2011
Balance, beginning of period	$1,210	$75
Other real estate acquired through foreclosure of loans receivable	21	738
Other real estate sold	(164)	—
Write down of other real estate	(91)	(75)
Balance, end of period	$976	$738

	Six Months Ended
	June 30
Covered other real estate owned	2012	2011
Balance, beginning of period	$84,496	$155,981
Other real estate acquired through foreclosure of loans receivable	41,560	27,392
Other real estate sold	(38,471)	(41,414)
Write down of other real estate	(27,251)	(39,137)
Balance, end of period	$60,334	$102,822

Note 7: Troubled Debt Restructuring

The Bank has directly charged off $161,000 on loans modified in troubled debt restructurings as of June 30, 2012. The modification of the terms of one loan restructured in 2011 included a reduction in the stated interest rate of the loan for a term of twelve months, after which the loan will mature. The loan matures in August 2012. The modification of the terms of two loans restructured in 2012 included a reduction in the stated interest rate of one loan and the extension of the maturity dates on both loans. One loan matures in September 2013 and the other loan matures in September 2018. The recorded investment in the loans did not change post modification. The Bank has not committed to lend additional funds to the customers with the outstanding loans that are classified as troubled debt restructurings. All modified loans are currently paying under the restructured terms.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8: FDIC Receivable for Loss Share Agreements

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30
	2012	2011
Fair value of FDIC receivable for loss share agreements at beginning of period	$529,440	$494,428
Reductions resulting from:
Wires received	(123,926)	(80,908)
Additions resulting from:
Charge-offs, writedowns and other losses	19,595	38,381
Accretion (amortization)	(10,998)	8,695
External expenses qualifying under loss share agreements	5,675	7,765
Balance, end of period	$419,786	$468,361

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using estimated cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. At June 30, 2012, the Company estimated that $93.6 million was due from the FDIC for claims that have been submitted.

Note 9: Derivative Instruments and Hedging Activities

The Bank has entered into interest rate swap contracts in connection with its hedging of specific loans made to customers. As of June 30, 2012 and December 31, 2011, the Bank entered into interest rate swaps totaling $76.4 million and $46.9 million, respectively, using pay-fixed, receive-variable swaps to mitigate the exposure to changes in the fair value attributable to the benchmark interest rate (fixed rate) and the hedged items (loans receivable) from the effective date of the hedged instruments. As structured, the pay-fixed, receive-variable swaps are evaluated as fair value hedges and are considered highly effective. As highly effective fair value designated hedges, the underlying hedged instruments are recorded on the balance sheet at fair value with the periodic changes of the fair value reported in the consolidated statements of income.

For the three months ended June 30, 2012, the interest rate swaps designated as fair value hedges resulted in a reduction in interest income of $284,000 and $162,000, respectively, on the related loans receivable. In addition, for the three and six months ended June 30, 2011, interest income was reduced by $19,000 related to the fair value hedges. The fair value of the swaps at June 30, 2012 and December 31, 2011 were recorded on the consolidated statements of financial condition as a liability in the amount of $2.3 million and $1.0 million, respectively.

Net realized losses, after tax, on the fair value swaps were $1.5 million and $9,000 at June 30, 2012 and 2011. The fixed rate loans being hedged with interest rate swaps are structured to include a prepayment make-whole clause. The prepayment make-whole fee represents a reasonable estimate of the economic loss (if any) from the early prepayment, in part or in whole, of the loan.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10: Other Assets

The more significant components of other assets outstanding at June 30, 2012 and December 31, 2011 were as follows (in thousands):

Other Assets	June 30, 2012	December 31, 2011
Accrued interest receivable	$3,990	$6,015
Accrued income tax receivable	29,128	29,397
Cash surrender value of life insurance	38,088	37,395
Prepaid FDIC insurance assessments	4,956	5,550
Other prepaid expenses	2,293	1,960
Miscellaneous receivables and other assets	3,349	6,476
Total other assets	$81,804	$86,793

Note 11: Other Liabilities and Accrued Expenses

The more significant components of other liabilities and accrued expenses outstanding at June 30, 2012 and December 31, 2011 were as follows (in thousands):

Other Liabilities and Accrued Expenses	June 30, 2012	December 31, 2011
Accrued interest payable	$1,300	$2,257
Accrued incentive compensation	2,865	5,926
Net deferred tax liability	69,274	60,800
Derivatives	2,270	1,021
FDIC clawback liability	960	941
Accrued audit fees	753	908
Miscellaneous payables and accrued expenses	2,241	1,440
Total accrued expenses and other liabilities	$79,663	$73,293

Note 12: Share-Based Compensation

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of stock for issuance in accordance with the Plan terms. All stock option and restricted stock issuances pursuant to the Plan occurred during the third quarter of 2011. Descriptions of these grants and the Plan, including the terms of awards and the number of shares authorized for issuance, were included in Note 18 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. No share-based compensation awards were granted during the first six months of 2012. There were 2,000 restricted stock shares earned and issued in the first quarter of 2012. There was no activity related to stock options during 2012.

The Company recognized compensation expense relating to options of $34,000 for the six months ended June 30, 2012 in the Company's consolidated statement of income. Unearned share-based compensation associated with these options totaled $137,000 at June 30, 2012. All stock options pursuant to the Plan were granted during the third quarter of 2011. The Company recognized compensation expense relating to restricted stock awards of $274,000 for the six months ended June 30, 2012 in the Company's consolidated statement of income. Unearned share-based compensation associated with these awards totaled $1.1 million at June 30, 2012. All restricted stock awards pursuant to the plan were issued during the third quarter of 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13: Regulatory Matters

The Company’s and the Bank’s regulatory ratios as of June 30, 2012 and December 31, 2011 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital to Risk-Weighted Assets
Consolidated	$426,024	32.77%	$104,018	8.00%	$130,022	10.00%
State Bank and Trust Company	$409,980	31.53%	$104,016	8.00%	$130,021	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$408,977	31.45%	$52,009	4.00%	$78,013	6.00%
State Bank and Trust Company	$392,933	30.22%	$52,008	4.00%	$78,012	6.00%
Tier I Capital to Average Assets
Consolidated	$408,977	15.24%	$107,339	4.00%	$—	N/A
State Bank and Trust Company	$392,933	14.64%	$107,358	4.00%	$134,198	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	$407,343	35.15%	$92,708	8.00%	$115,884	10.00%
State Bank and Trust Company	$391,317	33.78%	$92,665	8.00%	$115,832	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$392,179	33.84%	$46,354	4.00%	$69,531	6.00%
State Bank and Trust Company	$376,159	32.47%	$46,333	4.00%	$69,499	6.00%
Tier I Capital to Average Assets
Consolidated	$392,179	13.76%	$114,000	4.00%	$—	N/A
State Bank and Trust Company	$376,159	13.23%	$113,771	4.00%	$142,213	5.00%

The Company and the Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At June 30, 2012 and December 31, 2011, the Bank was in compliance with the Capital Maintenance Agreement.

In addition, pursuant to the Georgia Department of Banking and Finance's letter dated July 24, 2009, issuing its approval of the Interagency Notice of Change in Control filing with respect to the Bank, for a period of three years after consummation of the change in control transaction, the Bank must obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company. In addition, during the first three years of the Company's operations, the Company may not pay dividends without the prior written approval of the Georgia Department of Banking and Finance. No dividends were paid by the Bank or the Company during the first six months of 2012.

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

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed maturity dates or other termination clauses with required fee payments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The amount of collateral required, if deemed necessary upon extension of credit, is determined on a case by case basis by management through credit evaluation of the customer.

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company's commitments is as follows (in thousands):

	June 30, 2012	December 31, 2011
Commitments to extend credit:
Fixed	$4,784	$32,460
Variable	238,174	139,976
Financial standby letters of credit:
Fixed	391	381
Variable	2,964	3,669
Total	$246,313	$176,486

Commitments to make loans are generally made for periods of 90 days or less. The fixed rate loan commitments have interest rates ranging from 2.30% to 18.00% and maturities ranging from one months to 27 years.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the six months ended June 30, 2012 and the year ended December 31, 2011, there were no transfers between levels.

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At June 30, 2012, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, corporate bonds and municipal securities. The fair values for U.S. Treasury securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Derivative Instruments and Hedging Activities

The Company uses interest-rate swaps to provide long-term fixed rate funding to its customers. The majority of these derivatives are traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3 inputs.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis:

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$785	$21,493	$—	$22,278
States and political subdivisions	—	12,395	—	12,395
Residential mortgage-backed securities—nonagency	—	139,881	—	139,881
Residential mortgage-backed securities—agency	—	32,922	—	32,922
Collateralized-mortgage obligations	—	72,802	—	72,802
Corporate securities	—	384	—	384
Derivative instruments—swap asset	—	1,365	—	1,365
Total recurring assets at fair value	$785	$281,242	$—	$282,027

Liabilities:
Derivative instruments—swap liability	$—	$2,270	$—	$2,270
Total recurring liabilities at fair value	$—	$2,270	$—	$2,270

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$794	$77,476	$—	$78,270
States and political subdivisions	—	11,096	—	11,096
Residential mortgage-backed securities—nonagency	—	135,943	—	135,943
Residential mortgage-backed securities—agency	—	31,454	—	31,454
Collateralized-mortgage obligations	—	92,794	—	92,794
Corporate securities	—	372	—	372
Derivative instruments—swap asset	—	471	—	471
Total recurring assets at fair value	$794	$349,606	$—	$350,400

Liabilities:
Derivative instruments—swap liability	$—	$1,021	$—	$1,021
Total recurring liabilities at fair value	$—	$1,021	$—	$1,021

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets on a nonrecurring basis:

Impaired Noncovered Loans

Noncovered loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The fair values of impaired noncovered loans are measured on a nonrecurring basis and are based on the underlying collateral value of each loan if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs that are based on observable market data such as an appraisal. Updated appraisals are obtained on at least an annual basis. Level 3 inputs are based on the Company's customized discounting criteria when management determines the fair value of the collateral is further impaired. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan losses to the loans. Thus, the fair value reflects the loan balance less the specifically allocated reserve. Impaired loans for which no reserve has been specifically allocated are not included in the table below.

Impaired Covered Loans

The fair values of impaired covered loans are measured on a nonrecurring basis. As of June 30, 2012, the Company identified acquired loans covered by FDIC loss share agreements where the expected performance of such loans had deteriorated from management's performance expectations established in conjunction with the determination of the acquisition date fair values. The fair values of impaired covered loans are determined by discounted cash flow estimations, or unobservable assumptions, as such, they are recorded within nonrecurring Level 3 hierarchy. The Company determines its fair value of impaired covered loans by discounting the expected cash flows for covered loans individually evaluated for impairment and covered loans collectively evaluated for impairment in pools. For collateral dependent loans, the cash flow may be based on the estimated fair value of the underlying collateral.

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

Financial Assets Measured on a Nonrecurring Basis:

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Impaired loans, net of specific reserve:
Not covered by loss share agreements	$—	$—	$2,458	$2,458
Covered by loss share agreements	—	—	252,043	252,043
Total impaired loans	$—	$—	$254,501	$254,501
December 31, 2011
Impaired loans, net of specific reserve:	—
Not covered by loss share agreements	$—	$—	$1,296	$1,296
Covered by loss share agreements	—	—	326,304	326,304
Total impaired loans	$—	$—	$327,600	$327,600

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $4.2 million with a valuation allowance of $1.8 million at June 30, 2012. The Bank also has one loan that is classified as a troubled debt restructuring that is not collateral dependent with a principal balance of $78,000 at June 30, 2012. The fair value of this troubled debt restructuring was measured by discounting expected future cash flows at the effective interest rate, or the original contractual loan rate, resulting in a valuation allowance of $11,000.

At June 30, 2012, the Company evaluated specifically reviewed covered loans totaling $239.3 million and $448.2 million of loans evaluated as part of their respective pools, which resulted in allowance attributable to these loans of $41.7 million and $25.6 million, respectively. Of the $239.3 million of specifically reviewed covered loans, we identified $33.1 million that had deteriorated from management's initial performance expectations resulting in $17.4 million of the total allowance. Likewise, of the $448.2 million of loans evaluated as part of their respective pools, $241.9 million were identified as having deteriorated from management's initial performance expectations resulting in $5.6 million of the total allowance.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

hierarchy. Management requires a new appraisal at the time of foreclosure or repossession of the underlying collateral. Updated appraisals are obtained on at least an annual basis on all other real estate owned.

The following table presents the fair value measurements of nonfinancial assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2012
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,061	$1,061
Covered by loss share agreements	—	—	65,798	65,798
Total other real estate owned	$—	$—	$66,859	$66,859
December 31, 2011
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,315	$1,315
Covered by loss share agreements	—	—	90,171	90,171
Total other real estate owned	$—	$—	$91,486	$91,486

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

(in thousands)	June 30, 2012	December 31, 2011
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$1,061	$1,315
Estimated selling costs	(85)	(105)
Other real estate owned	$976	$1,210

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$65,798	$90,171
Estimated selling costs	(5,464)	(5,675)
Other real estate owned	$60,334	$84,496

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2012.

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,392	Third party appraisal	Management discount for property type and recent market volatility	0% - 20% discount
Noncovered impaired loans - noncollateral dependent	$66	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 7.90% 2) 75 months
Covered impaired loans - individually evaluated for impairment	$15,677	Discounted cash flow analysis and/or third party appraisal	1) Probability of default 2) Loss given default 3) Discount rates 4) Management discount for property type and recent market volatility	1) 10%-70% 2) 45% - 70% 3) 6.8% average discount rate 4) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$236,366	Discounted cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) 10%-70% 2) 45%-70% 3) 6.8% average discount rate
Noncovered other real estate owned	$1,061	Third party appraisal	Management discount for property type and recent market volatility	30% - 40% discount
Covered other real estate owned	$65,798	Third party appraisal	Management discount for property type and recent market volatility	30% - 40% discount

The following table includes the estimated fair value of the Company's financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at June 30, 2012 and December 31, 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2012		December 31, 2011
(in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$285,981	$285,981	$220,532	$220,532
Investment securities available-for-sale	See previous table	280,662	280,662	349,929	349,929
Federal Home Loan Bank stock	Level 1	4,651	4,651	8,802	8,802
Mortgage loans held for sale	Level 2	1,907	1,907	6,229	6,229
Net loans	Level 3	1,487,908	1,449,294	1,443,699	1,457,424
FDIC receivable for loss share agreements, net	Level 3	419,786	405,285	529,440	522,877
Accrued interest receivable	Level 2	3,990	3,990	6,015	6,015
Liabilities:
Deposits	Level 2	$2,165,136	$2,166,252	$2,298,465	$2,301,139
Securities sold under agreements to repurchase	Level 1	2,845	2,845	4,749	4,749
Notes payable	Level 2	2,531	2,531	2,539	2,539
Derivative instruments	Level 2	2,270	2,270	1,021	1,021
Accrued interest payable	Level 2	1,300	1,300	2,257	2,257

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

Noncovered Loans

Fair values are estimated for portfolios of noncovered loans with similar financial characteristics. Loans are segregated by type. The fair value of performing noncovered loans is calculated by discounting scheduled cash flows through the estimated maturities using estimated market discount rates that reflect observable market information incorporating the credit, liquidity, yield, and other risks inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

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

Securities Sold Under Agreements to Repurchase and Notes Payable

The fair value of securities sold under agreements to repurchase approximates the carrying amount because of

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the short maturity of these borrowings. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities. Notes payable are variable rate subordinated debt for which performance is based on the underlying notes receivable and adjust accordingly.

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

Note 16: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net Income	$11,031	$8,582	$16,169	$16,813
Denominator:
Weighted average common shares outstanding	31,614	31,611	31,613	31,611
Weighted average dilutive grants	1,163	1,106	1,173	1,109
Weighted average common shares outstanding including dilutive grants	32,777	32,718	32,786	32,720

Net Income per share:
Basic	$.35	$.27	$.51	$.53
Diluted	$.34	$.26	$.50	$.51

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion describes our results of operations for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 and also analyzes our financial condition as of June 30, 2012 as compared to December 31, 2011.  This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2011 Annual Report on Form 10-K.

Unless the context indicates otherwise, all references to the “Company,” “we,” “us” and “our” refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank and Trust Company, except that if the discussions relate to a period before July 23, 2009, these terms refer solely to State Bank and Trust Company.  All references to the “Bank” refer to State Bank and Trust Company.

Overview

On July 23, 2010, the Company became the bank holding company for the Bank under a plan of reorganization and share exchange that was approved by the boards of directors of the Company and the Bank and adopted by the shareholders of the Bank at its annual meeting held on March 11, 2010.  The Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia.  From October 2005 until July 23, 2009, the Bank operated as a small community bank with two branch offices located in Dooly County, Georgia with total assets of approximately $33.6 million, total loans receivable of approximately $22.5 million, total deposits of approximately $26.1 million and total shareholders’ equity of approximately $5.7 million, all at December 31, 2008.

On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock.  In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our management team, which took control of the Bank on July 24, 2009. Since that date and through the date of this report, the Bank has acquired approximately $3.9 billion in total assets and assumed approximately $3.6 billion in deposits from the FDIC, as receiver, in twelve different failed bank transactions, including:

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

As a result of our failed bank acquisitions, the Bank has been transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 22 full service branches throughout middle Georgia and metropolitan Atlanta.  We offer a variety of community banking services to individuals and businesses within our markets.  Our product lines include loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products.  We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

Financial Summary

The following table provides unaudited selected financial data for the periods presented.  This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

	2012		2011			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2012	2011

Selected Results of Operations:
Interest income	$48,940	$38,329	$45,048	$50,074	$37,081	$87,269	$71,879
Interest expense	2,566	2,852	3,595	4,603	6,457	5,418	13,575
Net interest income	46,374	35,477	41,453	45,471	30,624	81,851	58,304
Provision for loan losses	5,027	252	19,636	3,875	2,044	5,279	3,005
Noninterest income	(1,243)	(3,778)	18,783	6,689	7,835	(5,021)	15,899
Noninterest expense	22,426	23,213	27,227	21,789	23,094	45,639	44,533
Income before income taxes	17,678	8,234	13,373	26,496	13,321	25,912	26,665
Income taxes	6,647	3,096	4,284	9,392	4,739	9,743	9,852
Net income	$11,031	$5,138	$9,089	$17,104	$8,582	$16,169	$16,813

Selected Average Balances:
Total assets	$2,691,432	$2,660,418	$2,857,643	$2,711,296	$2,720,112	$2,691,049	$2,724,972
Investment securities	305,147	343,860	376,655	365,249	383,944	324,396	398,859
Loans	1,547,701	1,529,416	1,527,972	1,370,488	1,325,342	1,538,544	1,309,809
Interest-earning assets	2,111,027	2,032,225	2,166,480	2,124,750	2,050,252	2,071,778	2,020,645
Total deposits	2,190,365	2,203,564	2,404,501	2,298,343	2,306,532	2,181,953	2,311,987
Interest-bearing liabilities	1,865,185	1,908,961	2,109,292	2,044,172	2,070,772	1,886,952	2,081,719
Shareholders’ equity	420,321	407,101	396,496	379,177	371,139	407,101	367,850

Per Common Share Data:
Basic earnings	$.35	$.16	$.29	$.54	$.27	$.51	$.53
Diluted earnings	.34	.16	.28	.53	.26	.50	.51
Tangible book value	$12.99	$12.62	$12.26	$12.00	$11.57	$12.99	$11.57
Weighted average shares outstanding:
Basic	31,614	31,612	31,612	31,612	31,611	31,613	31,611
Diluted	32,777	32,795	32,586	32,413	32,718	32,786	32,720

	2012		2011			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2012	2011

Performance Ratios:
Return on average assets	1.65%	.78%	1.26%	2.50%	1.27%	1.21%	1.24%
Return on average equity	10.56%	5.08%	9.09%	17.90%	9.27%	7.86%	9.22%
Net interest margin(1)(2)	8.85%	7.03%	7.70%	8.50%	6.00%	7.96%	5.83%
Efficiency ratio(3)	49.63%	73.10%	45.15%	41.73%	59.96%	59.31%	60.36%

Capital Ratios:
Average equity to average assets	15.62%	15.30%	13.87%	13.99%	13.64%	15.37%	13.50%
Leverage ratio	15.24%	15.06%	13.76%	14.16%	13.49%	15.24%	13.49%
Tier 1 risk-based capital ratio	31.45%	32.92%	33.84%	33.78%	34.80%	31.45%	34.80%
Total risk-based capital ratio	32.77%	34.22%	35.15%	35.03%	35.46%	32.77%	35.46%

(1)	Net interest income divided by average interest-earning assets.

(2)	Calculated on a fully tax-equivalent basis.

(3)	Noninterest expenses divided by net interest income and noninterest income.

Critical Accounting Policies

There have been no changes to the Company's critical accounting policies subsequent to year end 2011. The reader should also refer to the notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Balance Sheet Review

General

At June 30, 2012, we had total assets of approximately $2.7 billion, consisting principally of $1.5 billion in net loans, $280.7 million in investment securities, $419.8 million in FDIC receivable, $61.3 million in other real estate owned and $286.0 million in cash and cash equivalents. Our liabilities at June 30, 2012 totaled $2.3 billion, consisting principally of $2.2 billion in deposits. At June 30, 2012, our shareholders' equity was $420.1 million.

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

Investments

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At June 30, 2012, we had $280.7 million in our available-for-sale investment securities portfolio representing approximately 10.5% of our total assets, compared to $349.9 million, or 12.6% of total assets, at December 31, 2011. Investment securities were down $69.3 million, or 19.8%, compared to December 31, 2011. The decreased investment in securities reflects management's current projections for both loan demand and the level of liquidity in the Bank's traditional customer funding base.

At June 30, 2012, $22.3 million, or 7.9%, of our available-for-sale securities were invested in U.S. government agencies, compared to $78.3 million, or 22.4%, as of December 31, 2011. At June 30, 2012, $105.7 million, or 37.7%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $124.2 million, or 35.5%, as of December 31, 2011. At June 30, 2012, $139.9 million, or 49.8% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $135.9 million, or 38.8%, as of December 31, 2011. Continuing in 2012, we reinvested the proceeds of maturing fixed rate mortgage-backed securities and U.S. government agencies into floating rate nonagency mortgage-backed securities. Such nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. This has allowed us to shorten the effective duration of the portfolio which helps position our balance sheet for a potential rising rate environment and to achieve a better mix of earning assets. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

Following is a summary of our available-for-sale investment portfolio for the periods presented.

	June 30, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$20,930	$22,278	$76,976	$78,270
States and political subdivisions	12,018	12,395	10,740	11,096
Residential mortgage-backed securities — nonagency	139,785	139,881	145,768	135,943
Residential mortgage-backed securities — agency	31,491	32,922	30,031	31,454
Collateralized mortgage obligations	70,468	72,802	90,159	92,794
Corporate securities	384	384	372	372
Total	$275,076	$280,662	$354,046	$349,929

The following table shows contractual maturities and yields on our investments at June 30, 2012. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government Securities		States and Political Subdivisions		Mortgage-backed Securities		Other Investments
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$10,011.40%		$241	6.96%	$—	—%	$—	—%
After one year through five years	8,087	3.19%	4,824	0.81%	—	—%	384	17.03%
After five years through 10 years	1,858	4.17%	333	5.27%	4,385	2.78%	—	—%
After 10 years	2,322	4.45%	6,997	6.64%	241,220	3.29%	—	—%
Total	$22,278	2.05%	$12,395	4.27%	$245,605	3.28%	$384	17.03%

Loans

Total net loans outstanding at June 30, 2012 and December 31, 2011 were approximately $1.5 billion and $1.4 billion, respectively, after subtracting the accretable discount, nonaccretable discount, allowance for loan losses and net unamortized loan origination fees.

Loans secured by real estate mortgages are the principal component of our loan portfolio. Most of our real estate loans are secured by residential or commercial property. We do not generally originate traditional long-term residential mortgages for our portfolio, but we do originate and hold traditional second mortgage residential real estate loans and home equity lines of credit. We obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future. This is a result of our current loan portfolio, consisting largely of loans acquired in FDIC-assisted transactions, which continues to transition from covered loans to a more traditional noncovered, organic portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risks inherent in concentrations in certain types of lending and collateral.

As seen below, during the six months ended June 30, 2012, our noncovered loans increased by $180.1 million, or 25.7%, and our covered loans decreased by $124.7 million, or 15.4%, from December 31, 2011. We have planned for and expect these trends to continue. The covered loans will decrease as they are collected or charged-off or the underlying collateral is foreclosed on and sold. Our covered loans may increase in the future if we acquire more banks. Our noncovered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a net decrease in loans receivable, although that has not been the case over recent quarters.

The following table summarizes the composition of our loan portfolio for the periods presented.

	June 30, 2012				December 31, 2011
(dollars in thousands)	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$253,980	$136,200	$390,180	24.9%	$162,382	$190,110	$352,492	23.3%
Other commercial real estate	356,476	208,975	565,451	36.0%	307,814	233,575	541,389	35.8%
Total commercial real estate	610,456	345,175	955,631	60.9%	470,196	423,685	893,881	59.1%
Commercial & industrial	35,186	29,298	64,484	4.2%	35,817	38,174	73,991	4.9%
Owner-occupied real estate	154,533	118,848	273,381	17.4%	139,128	143,523	282,651	18.7%
Total commercial & industrial	189,719	148,146	337,865	21.6%	174,945	181,697	356,642	23.6%
Residential real estate	41,449	180,167	221,616	14.1%	33,738	189,109	222,847	14.7%
Consumer & other	39,496	13,963	53,459	3.4%	22,150	17,663	39,813	2.6%
Total gross loans receivable, net of deferred fees	881,120	687,451	1,568,571	100.0%	701,029	812,154	1,513,183	100.0%
Less - allowance for loan losses	(13,317)	(67,346)	(80,663)		(10,207)	(59,277)	(69,484)
Total loans, net	$867,803	$620,105	$1,487,908		$690,822	$752,877	$1,443,699

FDIC Receivable for Loss Share Agreements and Clawback Liability

As of June 30, 2012, 43.8% of our outstanding principal balance of loans and 98.4% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $419.8 million as of June 30, 2012 and $529.4 million as of December 31, 2011. Realized losses in excess of acquisition date estimates will result in an increase in the FDIC receivable. Conversely, if realized losses are less than acquisition date estimates, the FDIC receivable will be reduced. The discount on the FDIC receivable is accreted into noninterest income using the level yield method over the estimated life of the receivable, including estimates of the timing of cash flow receipts and the disposition of nonperforming assets. Improved asset quality on covered assets results in a decrease in the estimated cash flows expected to be received and results in an impairment of the FDIC receivable. The total impairment is not recorded in the current period, but is recognized prospectively over the remaining life of the loss share agreement or the covered asset, whichever is shorter, resulting in an adjustment to the yield on the FDIC receivable.

We recorded the FDIC receivable at its estimated fair value at the date of each acquisition. The initial fair value was established by discounting the expected cash flows with a market discount rate for like maturity and risk instruments. For the three and six months ended June 30, 2012, we recognized $4.0 million and $11.0 million, respectively, of amortization of the FDIC receivable compared to $3.7 million and $8.7 million of accretion income recognized for the three and six months ended June 30, 2011, respectively. The amortization recognized during the three and six months ended June 30, 2012 resulted from improved credit quality in the covered loan portfolio. We expect to continue to experience amortization of the FDIC receivable in future quarters, but such amounts are expected to decline over time unless asset quality trends further improve. We have received $678.1 million from the FDIC for reimbursement of losses and expenses on covered assets that have occurred from the dates of each acquisition through June 30, 2012.

Within 45 days of the end of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we may be required to reimburse the FDIC in the event that losses on covered assets do not reach original expected losses, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. As of June 30, 2012 we have recorded a $960,000 liability to the FDIC related to the NorthWest Bank & Trust acquisition, which is included in other liabilities in our consolidated statements of financial condition.

Allowance for Loan Losses (ALL)

The ALL represents the amount that management believes is necessary to absorb probable losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. The ALL is critical to the portrayal and understanding of our financial condition, liquidity and results of operations. The determination and application of the ALL accounting policy involves judgments, estimates and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity and results of operations.

The ALL on our noncovered loan portfolio is determined based on factors such as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans and economic conditions that may affect the borrower's ability to pay. The ALL for noncovered loans consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers nonimpaired loans and is based on historical loss experience adjusted for current economic factors. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies or procedures. The qualitative analysis requires judgment by management and is subject to continuous validation.

The ALL on our covered loan portfolio is determined based on expected future cash flows. We record acquired loans at their acquisition date fair values, which are based on expected future cash flows and include an estimate for future loan losses. On the date of acquisition, management determines which covered loans are placed in homogeneous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALL is required.

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

At June 30, 2012, our total ALL for noncovered and covered loans was $80.7 million, a increase of $11.2 million compared to December 31, 2011. The ALL at June 30, 2012 reflected net charge-offs of $0.6 million on noncovered and covered loans and total provisions for loan losses of $5.3 million for the six months ended June 30, 2012, net of $6.5 million recorded through the FDIC loss-share receivable.

Our noncovered ALL increased $3.1 million to $13.3 million at June 30, 2012, compared to $10.2 million at December 31, 2011. The provision for loan losses charged to expense was $3.7 million for the six months ended June 30, 2012 compared to $2.6 million for the same period in 2011. The increase in our noncovered ALL during 2012 is due to loan growth and management's further evaluation and refinement of loans specifically reviewed for losses. The noncovered ALL to total noncovered loans held for investment was 1.51% at June 30, 2012, compared to 1.46% at December 31, 2011.

Our covered ALL increased $8.1 million to $67.3 million at June 30, 2012, compared to $59.3 million at December 31, 2011. During 2011, we established the covered ALL due to evidence of additional credit deterioration in our covered portfolio subsequent to initial fair valuation. During the six months ended June 30, 2012, the review of performance of the loan pools as well as specifically reviewed loans resulted in an increase in the overall loss expectation by $8.1 million, which resulted in a net provision for loan losses of $1.6 million for the six months ended June 30, 2012. The increase in the covered ALL was primarily due to a deterioration in the underlying credit support of a small number of individually reviewed loans.

The overall covered loan portfolio continues to perform in excess of our initial projections at the applicable acquisition dates. However, the performance is not uniform across all asset classes and individual loans. Despite the net positive credit trends in covered loans, there remains the potential for future volatility within the provision for loan losses on covered loans.

As the majority of our covered loans are considered purchased credit impaired loans, our provision for loan losses in future periods will be most significantly influenced in the short term by differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition dates. For noncovered loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

The following table summarizes the activity in our allowance for loan losses related to our noncovered and covered loans for the periods presented.

	Six Months Ended June 30
	2012			2011
(dollars in thousands)	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total
Balance, at the beginning of period	$10,207	$59,277	$69,484	$5,351	$—	$5,351
Charge-offs:
Construction, land & land development	280	6,478	6,758	23	1,974	1,997
Other commercial real estate	173	179	352	31	279	310
Total commercial real estate	453	6,657	7,110	54	2,253	2,307
Commercial & industrial	22	216	238	102	—	102
Owner-occupied real estate	—	93	93	822	—	822
Total commercial & industrial	22	309	331,000	924	—	924
Residential real estate	74	50	124	—	—	—
Consumer & other	6	13	19	99	—	99
Total charge-offs	$555	$7,029	$7,584	$1,077	$2,253	$3,330
Recoveries on loans previously charged-off:
Construction, land & land development	1	5,846	5,847	3	—	3
Other commercial real estate	—	655	655	—	—	—
Total commercial real estate	1	6,501	6,502	3	—	3
Commercial & industrial	2	9	11	—	—	—
Owner-occupied real estate	—	284	284	2	—	2
Total commercial & industrial	2	293	295	2	—	2
Residential real estate	—	167	167	—	—	—
Consumer & other	2	—	2	81	—	81
Total recoveries	$5	$6,961	$6,966	$86	$—	$86
Net charge-offs	550	68	618	991	2,253	3,244
Provision for loan losses	3,660	8,137	11,797	2,554	2,253	4,807
Benefit attributable to FDIC loss share agreements	—	(6,518)	(6,518)	—	(1,802)	(1,802)
Total provision for loan losses charged to operations	3,660	1,619	5,279	2,554	451	3,005
Provision for loan losses recorded through the FDIC loss share receivable	—	6,518	6,518	—	1,802	1,802
Balance, at end of period	$13,317	$67,346	$80,663	$6,914	$—	$6,914
Allowance for loan losses to loans receivable	1.51%	9.80%	5.14%	1.27%	—%	.51%
Ratio of net charge-offs to average loans outstanding	.15%	.02%	.08%	.44%	.53%	.50%

Allocation of Allowance for Loan Losses

The following tables present the allocation of the allowance for loan losses and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Loans to total Loans	Amount	% of Loans to total Loans
Noncovered loans:
Construction, land & land development	$3,927	16.2%	$2,422	10.7%
Other commercial real estate	4,507	22.7%	4,048	20.3%
Total commercial real estate	8,434	38.9%	6,470	31.0%
Commercial & industrial	940	2.2%	591	2.4%
Owner-occupied real estate	2,810	9.9%	2,257	9.2%
Total commercial & industrial	3,750	12.1%	2,848	11.6%
Residential real estate	804	2.6%	561	2.2%
Consumer & other	329	2.5%	328	1.5%
Nonspecific	—	—%	—	—%
Total allowance for noncovered loans	$13,317	56.1%	$10,207	46.3%
Covered loans:
Construction, land & land development	$29,555	8.7%	$25,300	12.6%
Other commercial real estate	16,542	13.3%	12,032	15.4%
Total commercial real estate	46,097	22.0%	37,332	28.0%
Commercial & industrial	4,068	1.9%	3,371	2.5%
Owner-occupied real estate	1,728	7.6%	4,202	9.5%
Total commercial & industrial	5,796	9.5%	7,573	12.0%
Residential real estate	15,855	11.5%	14,372	12.5%
Consumer & other	(402)	0.9%	—	1.2%
Nonspecific	—	—%	—	—%
Total allowance for covered loans	$67,346	43.9%	$59,277	53.7%
Total allowance for loan losses	$80,663	100.0%	$69,484	100.0%

Nonperforming Assets

Our nonperforming assets consist of noncovered nonaccrual loans, troubled debt restructurings and noncovered and covered other real estate owned, which is real estate acquired through foreclosure. Loans and troubled debt restructurings acquired with evidence of deteriorated credit quality are not considered nonperforming assets as long as their expected cash flows can be estimated. Substantially all of our covered loans were acquired with evidence of deteriorated credit quality and are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition to being covered by loss share agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our loss potential on these assets. As a result, the levels of our nonperforming assets may not be fully comparable to those of our peers or to industry benchmarks.

As of June 30, 2012, all loans acquired with evidence of deteriorated credit quality and accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were covered by loss share agreements with the FDIC. These loans are recorded at fair value based on cash flow projections that consider the deteriorated credit quality and expected losses. These loans are accounted for either on a pool or individual review basis, and any nonpayment of contractual principal or interest is considered in our periodic re-estimation of expected future cash flows. To the extent that our cash flow projections decrease, we record an immediate impairment expense through the provision for loan losses. We recognize increases in expected future cash flows through an increased yield over the remaining life of the portfolio. As a result of this accounting treatment, pools may be considered performing, even though some or all of the individual loans may be contractually past due. At June 30, 2012, all loans accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, continue to accrete income, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the present value of expected future cash flows is being recognized on all acquired loans.

Noncovered nonaccrual loans are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent. Substantially all of our noncovered nonaccrual loans are collateral dependent and, therefore, are valued at the fair values of collateral. The fair value of collateral is determined through a review of the appraised value and assessment of recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale. We record other real estate owned at the estimated market value, less disposal costs, at the date of acquisition.

We contract with a third-party appraisal management company to order, obtain and review for Uniform Standards of Professional Appraisal Practice ("USPAP") compliance, appraisals prepared by preapproved third-party appraisers. We conduct this process independently from our loan production staff. For noncovered loans, we will record either a specific allowance or a charge-off against the allowance for loan losses if our review of the current appraisal or the new appraisal indicates a loss. Subsequently, we will review our noncovered allowance and replenish it as required by our allowance for loan loss model. For covered loans, we re-estimate cash flows on a periodic basis.

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

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At June 30, 2012, the Company did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the periods presented.

	At June 30, 2012			At December 31, 2011
(dollars in thousands)	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total
Nonaccrual loans	$3,929	$—	$3,929	$1,905	$—	$1,905
Troubled debt restructurings not included above	346	—	346	256	—	256
Total nonperforming loans	4,275	—	4,275	2,161	—	2,161
Other real estate owned	976	60,334	61,310	1,210	84,496	85,706
Total nonperforming assets	$5,251	$60,334	$65,585	$3,371	$84,496	$87,867
Nonperforming loans to total loans	.49%	—%	.27%	.31%	—%	.14%
Nonperforming assets to total loans and other real estate owned	.63%	8.07%	4.02%	.48%	9.42%	5.50%

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $65.6 million, or 4.0% of total loans and other real estate owned, at June 30, 2012, compared to $87.9 million, or 5.5% of total loans and other real estate owned, at December 31, 2011. Of the $65.6 million in nonperforming assets at June 30, 2012, $60.3 million related to assets that are covered by loss share agreements with the FDIC. Of the $87.9 million in nonperforming assets at December 31, 2011, $84.5 million related to assets that are covered by loss share agreements with the FDIC. Total nonperforming covered assets accounted for 92.0% and 96.2% of total nonperforming assets at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, the Company had no accruing noncovered loans greater than 90 days past due. At June 30, 2012 and December 31, 2011, a significant portion of the Company's covered loans were past due, including many that were 90 days or greater past due.

Potential problem loans, excluding covered loans which are not included in nonperforming loans, amounted to $6.9 million, or .8%, of total noncovered loans outstanding at June 30, 2012, compared to $11.3 million, or 1.6%, of total noncovered loans outstanding at December 31, 2011. Potential problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.
Deposits
Total deposits at June 30, 2012 decreased approximately 5.8%, or $133.3 million, from December 31, 2011. During the six months ended June 30, 2012, the Bank continued to enhance its deposit product offerings for both commercial and individual customers. The level of deposits was also supported by relatively strong liquidity in the Bank's deposit base, limited alternative investment opportunities in the low rate environment and the availability of unlimited deposit insurance coverage on certain deposit products. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross sell other services.

The overall mix of deposits improved during the six months ended June 30, 2012, with noninterest-bearing deposits increasing $46.0 million to approximately $343.2 million and representing 15.9% of total deposits, compared to 12.9% at December 31, 2011. The increase in noninterest-bearing deposits resulted primarily from new business checking accounts.

Interest-bearing demand deposits decreased $27.5 million during the six months ended June 30, 2012, primarily resulting from the seasonality of some of our municipal deposits, while interest-bearing deposits in savings and money market accounts decreased $123.9 million, primarily resulting from our strategic decision to lower our cost of funds. Time deposits, which are comprised mostly of certificates of deposits ("CDs"), decreased $28.0 million during the six months ended June 30, 2012. The short duration of our CD portfolio provides an opportunity to aggressively reprice deposits. Due to the Bank's strategy of pricing to lower cost of funds and strengthen its deposit mix, the Bank did not renew all maturing deposits. Customers with maturing CD's during the six months ended

June 30, 2012 were offered lowered rates at renewal resulting in some customers choosing not to renew or shifting their deposits to other products.

The following table shows the composition of deposits at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$343,214	15.9%	$297,188	12.9%
Interest-bearing demand deposits	331,550	15.3%	359,020	15.6%
Savings and money market accounts	1,016,619	47.0%	1,140,552	49.6%
Time deposits less than $100,000	223,247	10.3%	275,413	12.0%
Time deposits $100,000 or greater	250,506	11.6%	226,292	9.9%
Total deposits	$2,165,136	100.0%	$2,298,465	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the quarter ended June 30, 2012 and the year ended December 31, 2011.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$330,717	—%	$259,910	—%
Interest-bearing demand deposits	316,929.12%		264,703.22%
Savings and money market accounts	1,083,827.50%		1,266,858.86%
Time deposits less than $100,000	249,566.96%		299,992	1.75%
Time deposits $100,000 or greater	230,927	1.05%	240,404	1.98%
Total deposits	$2,211,966.48%		$2,331,867.92%

The maturity distribution of our time deposits of $100,000 or greater at June 30, 2012 was as follows:

(in thousands)
Three months or less	$43,304
Over three through six months	24,107
Over six though twelve months	50,790
Over twelve months	132,305
Total	$250,506

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the six months ended June 30, 2012 and for the year ended December 31, 2011, and the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts outstanding for each period and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. In 2010, the Bank sold a junior participation interest in three loans. The participation agreements have various provisions regarding collateral position, pricing and other matters. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles the Bank to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with guidance provided in ASC Topic 860, Accounting for Transfers of Financial Assets, because they do not qualify as participating interests. The Bank recorded the transaction as a secured borrowing. At June 30, 2012, the balance of the secured borrowing was $2.5 million, a decrease of approximately $8,000 from December 31, 2011. The loans are recorded at their gross balances outstanding on the balance sheet.

	Ending Balance	Period End Rate	Maximum Month-End Balance	Average for the Period
(dollars in thousands)				Balance	Rate
At or for the six months ended June 30, 2012
Securities sold under agreements to repurchase	$2,845.10%		$5,575	$3,166.10%
Notes payable	2,531	9.07%	2,537	2,537	8.55%
At or for the year ended December 31, 2011
Securities sold under agreements to repurchase	$4,749.10%		$7,463	$3,515.20%
Notes payable	2,539	8.49%	2,563	2,548	9.58%

Results of Operations

General

We reported net income of $11.0 million for the three months ended June 30, 2012, compared to $8.6 million for the three months ended June 30, 2011.  Diluted earnings per share were $.34 for the three months ended June 30, 2012, compared to $.26 for the three months ended June 30, 2011. We reported net income of $16.2 million for the six months ended June 30, 2012, compared to $16.8 million for the six months ended June 30, 2011. Diluted earnings per share were $.50 for the six months ended June 30, 2012, compared to $.51 for the six months ended June 30, 2011.  Accretion on covered loans under our loss share agreements with the FDIC has materially contributed to our earnings for 2011 and the first six months of 2012.

We expect that over the near term, as we manage the disposition of our covered loans and other real estate assets acquired from the FDIC as receiver, a significant portion of our earnings will result from accretion income on our covered loan portfolio.  During this period, as we dispose of our covered loans, we also plan to grow our balance sheet by replacing our covered loans with new performing loans and related interest income. At June 30, 2012, our noncovered loans totaled $881.1 million, or 56.2% of our total loan portfolio, compared to $701.0 million, or 46.3% of our total loan portfolio at December 31, 2011.

Net Interest Income

Our primary source of earnings is net interest income, which is the excess of the interest income recognized on interest earning assets such as loans and investment securities, as well as any accretion income on covered loans, over the interest expense incurred on interest-bearing liabilities such as deposits and borrowings.  Net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned and paid on them as influenced by the Federal Reserve's monetary policy.  Following our acquisitions, the accretion income on covered loans under our loss share agreements with the FDIC has materially contributed to our net interest income, and we expect that to continue for the immediate future.

Three months ended June 30, 2012 and 2011. Our net interest income on a taxable equivalent basis was $46.4 million for the three months ended June 30, 2012, an increase of $15.8 million, or 51.3%, compared to the same period last year. Our net interest margin, which is net interest income on a taxable equivalent basis divided by average interest-earning assets, was 8.85% for the three months ended June 30, 2012 compared to 6.00% for the same period last year. Asset yields have increased 207 basis points, which is mainly driven by improved covered loan yields. Improvements in covered loan performance has resulted in transfers to accretable yield from nonaccretable discounts which has increased covered loan yield. Noninterest-bearing deposits have continued to increase during the quarter and now comprise 15.9% of total deposits. This increase in noninterest-bearing transactional account balances, as well as continued aggressive repricing of the higher cost interest-bearing deposits, has resulted in a 65 basis point decrease in our cost of funds compared to June 30, 2011.

Our interest income was $48.9 million for the three months ended June 30, 2012, which included interest and fees earned on noncovered loans of $13.7 million and accretion income on covered loans of $32.2 million. Our interest income was $37.1 million for the three months ended June 30, 2011, which included interest and fees earned on noncovered loans of $9.2 million and accretion income on covered loans of $25.1 million.  Interest and fees earned on noncovered loans increased by $4.5 million, which is mainly attributable to organic loan growth. Accretion income on covered loans has generated volatility in net interest income. Accretion income increased $7.1 million, which is principally due to covered loans being paid off earlier and with lower losses than expected based on previous cash flow assumptions. This volatility trend in interest income related to the covered loans will likely continue for the immediate future. Accretion income will fluctuate based on our re-estimation of expected cash flows, the management of our acquired portfolio, the timing of loan repayments or liquidation of collateral, and the potential acquisition of new loan portfolios.

Interest expense was $2.6 million for the three months ended June 30, 2012, compared to $6.5 million for the three months ended June 30, 2011, and was comprised almost entirely of interest paid on deposit accounts of $2.5 million for the 2012 period and $6.4 million for the 2011 period. Interest expense is down which is mainly associated with the Company's strategic decision to lower cost of funds. As such, interest rates on deposit accounts have continued to decline as the Company manages deposit mix and liquidity requirements.  The average balance of interest-bearing deposit accounts was $1.9 billion for the three months ended June 30, 2012, compared to $2.1 billion for the three months ended June 30, 2011.

Six months ended June 30, 2012 and 2011. Our net interest income on a taxable equivalent basis was $82.0 million for the six months ended June 30, 2012. Our net interest margin was 7.96% for the same period. Our net interest income on a taxable equivalent basis was $58.4 million for the six months ended June 30, 2011. Our net interest margin was 5.83% for the same period.

Our interest income was $87.3 million for the six months ended June 30, 2012, which included interest and fees earned on noncovered loans of $25.6 million and accretion income on covered loans of $55.7 million. Our interest income was $71.9 million for the six months ended June 30, 2011, which included interest and fees earned on loans of $15.9 million and accretion income on our covered loans of $50.6 million.

Interest expense was $5.4 million for the six months ended June 30, 2012, compared to $13.6 million for the six months ended June 30, 2011, and was comprised almost entirely of interest paid on deposit accounts of $5.3 million for the 2012 period and $13.4 million for the 2011 period. The average balance of interest-bearing deposit accounts was $1.9 billion, or 99.7% of total interest-bearing liabilities for the six months ended June 30, 2012, compared to $2.1 billion, or 99.7% of total interest-bearing liabilities for the six months ended June 30, 2011. Interest expense deposit accounts have continued to decline as the Company prices deposits to manage its deposit mix and liquidity requirements.

The following table presents the accretable discount allocation by acquired bank as of the dates indicated.

			First	Northwest
		Buckhead	Security	Bank	United	Community	Piedmont
	Security	Community	National	and	Americas	Capital	Community
	Banks	Bank	Bank	Trust	Bank	Bank	Bank	Total
Three Months Ended June 30, 2012
Balance, beginning of period	$69,119	$54,661	$9,107	$3,741	$19,159	$22,770	$16,656	$195,213
Accretion	(13,527)	(9,268)	(2,030)	(3,856)	(1,807)	(919)	(783)	(32,190)
Transfers to accretable discount (exit events), net	37,299	2,700	(4,069)	7,839	(2,638)	(1,427)	9,638	49,342
Balance, end of period	92,891	48,093	3,008	7,724	14,714	20,424	25,511	212,365

Six Months Ended June 30, 2012
Balance, beginning of period	97,164	49,866	6,822	9,532	24,860	24,241	18,212	230,697
Accretion	(24,962)	(13,943)	(2,586)	(5,886)	(3,574)	(2,390)	(2,339)	(55,680)
Transfers to accretable discount (exit events), net	20,689	12,170	(1,228)	4,078	(6,572)	(1,427)	9,638	37,348
Balance, end of period	$92,891	$48,093	$3,008	$7,724	$14,714	$20,424	$25,511	$212,365

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

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest-bearing deposits in other financial institutions	$258,179	$155.24%		$340,966	$183.22%
Taxable investment securities	292,678	2,763	3.80%	373,404	2,482	2.67%
Nontaxable investment securities, tax-equivalent basis (2)	12,469	168	5.42%	10,540	159	6.05%
Noncovered loans receivable (3)	840,428	13,722	6.57%	499,463	9,174	7.37%
Covered loans receivable	707,273	32,191	18.31%	825,879	25,139	12.21%
Total earning assets	2,111,027	48,999	9.34%	2,050,252	37,137	7.27%
Total nonearning assets	580,405			669,860
Total assets	$2,691,432			$2,720,112

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$323,126	$98.12%		$235,218	$150.26%
Savings & money market deposits	1,052,130	1,325.51%		1,301,519	3,322	1.02%
Time deposits less than $100,000	237,154	508.86%		294,247	1,621	2.21%
Time deposits $100,000 or greater	247,466	582.95%		234,893	1,301	2.22%
Notes Payable	2,533	52	8.26%	2,550	62	9.75%
Securities sold under agreements to repurchase and federal funds purchased	2,776	1.14%		2,345	1.17%
Total interest-bearing liabilities	1,865,185	2,566.55%		2,070,772	6,457	1.25%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	330,489			240,655
Other liabilities	75,437			37,546
Shareholders’ equity	420,321			371,139
Total liabilities and shareholders’ equity	$2,691,432			$2,720,112
Net interest income		$46,433			$30,680
Net interest spread			8.79%			6.02%
Net interest margin			8.85%			6.00%
(1)   Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above are $59,000 for 2012 and $56,000 for 2011.
(3)   Includes nonaccruing loans in noncovered loans receivable.  There are no nonaccrual covered loans.

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest-bearing deposits in other financial institutions	$208,838	$257.25%		$311,977	$380.25%
Taxable investment securities	313,056	5,562	3.57%	388,443	4,760	2.47%
Nontaxable investment securities, tax-equivalent basis (2)	11,340	328	5.82%	10,416	316	6.12%
Noncovered loans receivable (3)	897,131	25,556	5.73%	457,965	15,913	7.01%
Covered loans receivable	641,413	55,681	17.46%	851,844	50,621	11.98%
Total earning assets	2,071,778	87,384	8.48%	2,020,645	71,990	7.18%
Total nonearning assets	619,271			704,327
Total assets	$2,691,049			$2,724,972

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$316,929	$196.12%		$239,822	$335.28%
Savings & money market deposits	1,083,827	2,714.50%		1,284,506	7,001	1.10%
Time deposits less than $100,000	249,566	1,188.96%		309,727	3,401	2.21%
Time deposits $100,000 or greater	230,927	1,210	1.05%	242,084	2,690	2.24%
Notes Payable	2,537	108	8.56%	2,623	134	10.30%
Securities sold under agreements to repurchase and federal funds purchased	3,166	2.13%		2,957	14.95%
Total interest-bearing liabilities	1,886,952	5,418.58%		2,081,719	13,575	1.32%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	330,717			235,848
Other liabilities	59,633			39,555
Shareholders’ equity	413,747			367,850
Total liabilities and shareholders’ equity	$2,691,049			$2,724,972
Net interest income		$81,966			$58,415
Net interest spread			7.90%			5.86%
Net interest margin			7.96%			5.83%
(1)   Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above are $115,000 for 2012 and $111,000 for 2011.
(3)   Includes nonaccruing loans in noncovered loans receivable.  There are no nonaccrual covered loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	vs. June 30, 2011			vs. June 30, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Noncovered loans	$13,871	$(9,323)	$4,548	$22,392	$(12,749)	$9,643
Covered loans	(26,518)	33,570	7,052	(33,342)	38,402	5,060
Taxable investment securities	(3,042)	3,323	281	(2,670)	3,472	802
Nontaxable investment securities	98	(89)	9	49	(37)	12
Interest-bearing deposits in other financial institutions	(109)	81	(28)	(123)	—	(123)
Total interest income	(15,700)	27,562	11,862	(13,694)	29,088	15,394

Interest expense:
Total deposits	(303)	(3,578)	(3,881)	(594)	(7,525)	(8,119)
Notes payable	—	(10)	(10)	(4)	(22)	(26)
Securities sold under repurchase agreements and federal funds purchased	1	(1)	—	—	(12)	(12)
Total interest expense	(302)	(3,589)	(3,891)	(598)	(7,559)	(8,157)
Net interest income	$(15,398)	$31,151	$15,753	$(13,096)	$36,647	$23,551

Provision for Loan Losses

We have established an allowance for loan losses on both noncovered and covered loans through a provision for loan losses charged as an expense on our statement of income.

We review our noncovered loan portfolio, consisting of loans that are not covered by loss share agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion above under “Balance Sheet Review — Allowance for Loan Losses” for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

There was no allowance for loan losses at the dates of acquisition for the covered loans in our loan portfolio that we acquired under loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We periodically evaluate the recorded investment in our covered loans and compare our actual losses to estimated losses to determine whether additional allowance is necessary. This re-estimation of cash flows expected to be collected is updated based on changes to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our re-estimated losses exceed the last estimated losses, we record a provision adjustment charged as an expense on our statement of income. In that event, due to the FDIC loss share agreements, we would usually expense between 5% and 20% of the estimated loss, depending upon the applicable loss share agreement to which the loss is related. Conversely, if expected cash flows improve from the last estimates, an adjustment to yield is recognized over the shorter of the life of the loans or the expiration of the loss share agreement.

Three months ended June 30, 2012 and 2011. For the three months ended June 30, 2012, our provision for loan losses on noncovered loans was $2.1 million, compared to $1.6 million recorded for the three months ended June 30, 2011. The change in the noncovered loan loss provision recorded during the 2012 period compared to the 2011 period was the amount required such that the total allowance for loan losses reflected the appropriate amount, in management’s opinion, to sufficiently cover probable losses in the noncovered loan portfolio and is mostly attributed to an increase resulting from noncovered loan growth.  In addition, our provision for loan losses on covered loans was $2.9 million for the three months ended June 30, 2012, compared to $451,000 recorded for the three months ended June 30, 2011. The increase in provision expense from year to year is a result of re-estimated cash flows that are less than the last estimates for certain pools of loans and specifically reviewed loans. However, in the aggregate total cash flows were improved from last estimates resulting in a net increase in the accretable discount.

Six months ended June 30, 2012 and 2011. For the six months ended June 30, 2012, our provision for loan losses on noncovered loans was $3.7 million, compared to $2.6 million for the six months ended June 30, 2011. The change in the noncovered loan loss provision recorded during the 2012 period compared to the 2011 period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the noncovered loan portfolio and is mostly attributable to an increase in noncovered loan growth. In addition, our provision for loan losses on covered loans was $1.6 million for the six months ended June 30, 2012, compared to $451,000 recorded for the six months ended June 30, 2011.

Noninterest Income

Three months ended June 30, 2012 and 2011. Noninterest income totaled a negative $1.2 million for the three months ended June 30, 2012, compared to $7.8 million for the 2011 period.  The amortization of the FDIC receivable of $4.0 million comprised the most significant change to noninterest income for the three months ended June 30, 2012. Comparatively, accretion income on the FDIC receivable was $3.7 million for the 2011 period. The amortization recognized during the three months ended June 30, 2012 resulted from improved credit quality in the covered loan portfolio and the necessity to write off previously recorded FDIC receivables related to the improved covered loans. We expect to continue to experience amortization of the FDIC receivable in future quarters, but such amounts are expected to decline over time unless asset quality trends further improve.  Income from service charges on deposit accounts of $1.2 million for the three months ended June 30, 2012, declined from $1.4 million in the same period last year, a decrease of 15.3%. These service charges are primarily from fees related to insufficient funds on check and debit card transactions. The decline is largely attributable to new federal government regulations and changes in consumer behavior. Gains on Federal Home Loan Bank (FHLB) stock redemptions of $434,000 and $1.1 million for the three months ended June 30, 2012 and 2011, respectively resulted from discounts taken on acquired FHLB stock that was later redeemed at the full cost basis. ATM income of $610,000 for the three months ended June 30, 2012, increased $69,000, or 12.8%, compared to the same period last year. The increase in ATM income is a result of increased transaction activity which can be attributed, in part, to the most recent FDIC assisted transactions.

Six months ended June 30, 2012 and 2011. Noninterest income totaled a negative $5.0 million for the six months ended June 30, 2012, compared to $15.9 million for the 2011 period.  The amortization of the FDIC receivable of $11.0 million comprised the most significant change to noninterest income for the six months ended June 30, 2012. Comparatively, accretion income on the FDIC receivable was $8.7 million for the 2011 period. Consistent with the trend noted above for the three months period ended June 30, 2012, service charges for the six months period ended June 30, 2012 declined 12.5%, to $2.4 million. Gains on Federal Home Loan Bank (FHLB) stock redemptions of $434,000 and $1.1 million for the six months ended June 30, 2012 and 2011, respectively resulted from discounts taken on acquired FHLB stock that was later redeemed at the full cost basis. ATM income of $1.2 million for the six months ended June 30, 2012, increased $166,000, or 16.1%, compared to the same period last year.

Noninterest Expense

Three months ended June 30, 2012 and 2011. Noninterest expense totaled $22.4 million for the three months ended June 30, 2012.  Salaries and employee benefits were our most significant expense totaling $13.6 million, or 60.8% of noninterest expense, for the three months ended June 30, 2012.  Noninterest expense totaled $23.1 million for the three months ended June 30, 2011.  Salaries and employee benefits were our most significant expense totaling $11.9 million, or 51.5% of noninterest expense, for the 2011 period.  Salaries and employee benefits increased due to addition of key positions in risk and support areas being fulfilled, merit increases and increases in head count due to our most recent FDIC assisted acquisitions.

Occupancy and equipment expenses were $2.4 million, or 10.8% of noninterest expense, for the three months ended June 30, 2012, compared to $2.0 million, or 8.6% of noninterest expense for the 2011 period.  The primary driver surrounding the increase in occupancy and equipment expense is a result of a newly executed lease agreement for office space in metro Atlanta.

Legal and professional expenses were $2.2 million for the three months ended June 30, 2012, an increase of $599,000, or 38.1%, compared to the same period last year. The increase was primarily attributable to consulting costs and investments in customer relationship management technology.

Federal deposit insurance premiums and fees were $355,000, or 1.6% of noninterest expense for the three months ended June 30, 2012, compared to $1.2 million, or 5.2% of noninterest expense, for the 2011 period.  The decrease in deposit insurance premiums is a result of a change in the calculation of the FDIC assessment for all banks in late 2011.

Net costs of operations of other real estate owned were $458,000, or 2.0% of noninterest expense, for the three months ended June 30, 2012, and primarily related to other real estate owned covered by loss share agreements with the FDIC.  These costs include net gains on sales of other real estate of $187,000 and expenses related to the management and collection of other real estate of $645,000.  Net costs of operations of other real estate owned were $2.5 million, or 10.8% of noninterest expense, for the 2011 period.  These costs include losses on sales of other real estate of $1.5 million and expenses related to the management and collection of other real estate of $1.0 million.  The decrease in other real estate owned expense is directly related to a reduction in covered other real estate owned volumes from one period to the next. As management continues to work through and dispose of covered assets, the expense should continue to decline at a steady rate, absent additional acquisitions. Under the loss share agreements, we record a portion of these losses and expenses in our statements of income (generally 20%) and we record the remaining balance in the FDIC receivable. Noninterest expense related to our noncovered other real estate owned continued to be a very small portion of our net costs of operations of other real estate owned.

Six months ended June 30, 2012 and 2011. Noninterest expense totaled $45.6 million for the six months ended June 30, 2012.  Salaries and employee benefits were our most significant expense totaling $26.6 million, or 58.3% of noninterest expense, for the six months ended June 30, 2012.  Noninterest expense totaled $44.5 million for the six months ended June 30, 2011.  Salaries and employee benefits were our most significant expense totaling $23.6 million, or 52.9% of noninterest expense, for the 2011 period.

Occupancy and equipment expenses were $4.9 million, or 10.7% of noninterest expense, for the six months ended June 30, 2012, compared to $3.9 million, or 8.7% of noninterest expense for the 2011 period.  The primary driver surrounding the increase in occupancy and equipment expense is a result of new space in metro Atlanta.

Legal and professional expenses were $3.7 million for the six months ended June 30, 2012, an increase of $273,000, or 8.0%, compared to last year. Legal and professional fees, including accounting and auditing, declined $639,000 as 2011 contained higher spending levels associated with the resolution efforts of covered assets, acquisition activity, and the implementation of a sophisticated cash flow projection model as a tool in calculating fair values and future cash flows on covered loans. The reduction in legal and professional fees was offset by an increase in consulting costs and investments in customer relationship management technology.

Federal deposit insurance premiums and fees were $773,000, or 1.7% of noninterest expense for the six months ended June 30, 2012, compared to $1.9 million, or 4.2% of noninterest expense, for the 2011 period.  The decrease in deposit insurance premiums is a result of a change in the calculation of the FDIC assessment for all banks in late 2011.

Net costs of operations of other real estate owned were $2.5 million, or 5.6% of noninterest expense, for the six months ended June 30, 2012, and primarily related to other real estate owned covered by loss share agreements with the FDIC.  These costs include net losses on sales of other real estate of $753,0000 and expenses related to the management and collection of other real estate of $1.8 million.  Net costs of operations of other real estate owned were $4.4 million, or 9.9% of noninterest expense, for the 2011 period.  These costs include losses on sales of other real estate of $2.6 million and expenses related to the management and collection of other real estate of $1.8 million.  The decrease in other real estate owned expense is directly related to a reduction in covered other real estate owned volumes from one period to the next.

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At June 30, 2012, we exceeded all minimum regulatory capital requirements as shown in the table below. At June 30, 2012, our shareholders' equity was $420.1 million, or 15.7% of total assets, compared to $397.3 million, or 14.3% of total assets, at December 31, 2011. The primary factors affecting changes in shareholders' equity were our increased net income and increases in accumulated other comprehensive income during the first six months of 2012.

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

Although Tier 1 and Tier 2 capital increased during the six months ended June 30, 2012 from December 31, 2011, Tier 1 Risk-based Capital and Total Risk-based capital ratios decreased. The increase in Tier 1 capital was mainly a result of net income retained during the six months ended June 30, 2012.  The Tier 2 capital increase was a result of the increase in the allowance for loan losses on both covered and noncovered loans during 2012.  There was also an increase in risk-weighted assets from December 31, 2011 which offset the increases in capital. The increase in risk-weighted assets was due in large part to the increase in our noncovered loan portfolio at higher risk-weights compared to the covered loan portfolio, which continues to decline and carries a lower risk-weighting.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	Bank	Company	Bank	Company
	June 30, 2012	June 30, 2012	December 31, 2011	December 31, 2011
Leverage ratio	14.64%	15.24%	13.23%	13.76%
Tier 1 risk-based capital ratio	30.22%	31.45%	32.47%	33.84%
Total risk-based capital ratio	31.53%	32.77%	33.78%	35.15%

For all periods, the Bank was considered "well capitalized" and we intend to maintain a capital level for the Bank that exceeds the FDIC requirements to be classified as a "well capitalized" bank. In addition, as a condition to the FDIC's approval of the Notice of Change in Control filing of Mr. Evans, Mr. Speight and Mr. Childers, each an executive officer, in connection with the July 2009 recapitalization and acquisition, the Bank was required to execute a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At June 30, 2012 and December 31, 2011, the Bank was in compliance with the Capital Maintenance Agreement.

On June 18, 2012, the federal bank regulatory agencies jointly issued four financial institution letters clarifying one final rule and three proposed rules to establish an integrated regulatory capital framework implementing Basel III capital requirements required under the Dodd-Frank Act. All banks and domestic bank holding companies with assets of $500 million and greater will be required to comply with proposed minimum capital requirements and risk-weighting standardsThe requirements are to be phased-in between 2013 and 2019. Although the proposals are not final, based on our current capital position, we do not believe the overall impact will be significant, but costs will be incurred to be compliant.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2012, unfunded commitments to extend credit were $246.3 million. A significant portion of the unfunded commitments related to commercial real estate, land development, and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral required, if deemed necessary, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At June 30, 2012, there were commitments totaling approximately $3.4 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

We have entered into interest rate swap contracts with notional amounts totaling $76.4 million as of June 30, 2012, for the purpose of converting fixed rate loans to variable rates. The fair value of the swaps were $2,270,000 as of June 30, 2012 and was recorded as a liability, compared to the fair value of $1.0 million recorded as a liability as of December 31, 2011. Note 9 to the consolidated financial statements located in Item I of this Quarterly Report on Form 10-Q provides additional information on these contracts.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of June 30, 2012.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$19,314	$1,092	$3,711	$3,332	$11,179

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

At June 30, 2012, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $286.0 million, or 10.7% of total assets. Our available-for-sale securities at June 30, 2012 amounted to $280.7 million, or 10.5% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. We maintain eight federal funds lines of credit with correspondent banks totaling $170.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2012, we had no advances from the FHLB and a remaining credit availability of $52.6 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $44.7 million secured by certain loans in our loan portfolio.

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

At June 30, 2012, approximately 80.6% of our noncovered and covered loans will reprice or mature within one year. Approximately 94.4% of our interest-bearing liabilities reprice or mature within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a substantial portion of our loans reprice within the next three months, a large majority of our deposits will also reprice within the same three-month period. Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe that minimizes the changes in net interest income.

We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, our Financial Risk Committee reviews, on at least a quarterly basis, our interest rate risk position. The primary tool used to analyze our interest rate risk and interest rate sensitivity is an earnings simulation model.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2012. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

Shift in Interest Rates (in basis points)	% Change in Projected Baseline Net Interest Income
+200	(4.03)
+100	(1.93)
-100	1.51
-200	Not meaningful

In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact on net interest income or to maximize the positive impact on net interest income. These actions may include, but are not limited to, restructuring of interest-earning assets and interest-bearing liabilities, seeking alternative funding sources or investment opportunities and modifying the pricing or terms of loans and deposits.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of June 30, 2012, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2012 and 2011, (v)  Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.(1)

(1)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

August 9, 2012	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

August 9, 2012	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2012 and 2011, (v)  Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.(1)

(1)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.