Form 10-Q
period 2012-09-30
STATE BANK FINANCIAL CORP
filed 2012-11-09
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

The number of shares outstanding of the registrant’s common stock, as of November 9, 2012 was 31,908,071.

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

PART I
Item 1.  Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and amounts due from depository institutions	$7,516	$13,747
Interest-bearing deposits in other financial institutions	345,399	206,785
Cash and cash equivalents	352,915	220,532
Investment securities available-for-sale	311,323	349,929
Federal Home Loan Bank stock	3,440	8,802
Loans receivable:
Noncovered under FDIC loss share agreements	937,331	701,029
Covered under FDIC loss share agreements, net	553,006	812,154
Allowance for loan losses (noncovered loans)	(14,330)	(10,207)
Allowance for loan losses (covered loans)	(46,411)	(59,277)
Net loans	1,429,596	1,443,699
Mortgage loans held for sale	2,130	6,229
Other real estate owned:
Noncovered under FDIC loss share agreements	892	1,210
Covered under FDIC loss share agreements	57,595	84,496
Premises and equipment, net	38,282	36,760
Goodwill	6,562	6,562
Core deposit intangible, net	1,103	1,882
FDIC receivable for loss share agreements, net	355,741	529,440
Other assets	84,165	86,793
Total assets	$2,643,744	$2,776,334
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$367,762	$297,188
Interest-bearing deposits	1,756,536	2,001,277
Total deposits	2,124,298	2,298,465
Securities sold under agreements to repurchase	607	4,749
Notes payable	2,527	2,539
Other liabilities	88,114	73,293
Total liabilities	2,215,546	2,379,046
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2012 and 2011, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,896,738 and 31,721,236 shares issued and outstanding in 2012 and 2011, respectively	319	317
Additional paid-in capital	293,637	293,074
Retained earnings	125,149	106,574
Accumulated other comprehensive income (loss), net of tax	9,093	(2,677)
Total shareholders' equity	428,198	397,288
Total liabilities and shareholders' equity	$2,643,744	$2,776,334
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Interest income:
Noncovered loans, including fees	$14,679	$10,096	$40,235	$26,009
Accretion income on covered loans	18,893	36,938	74,574	87,559
Investment securities:
Taxable	2,571	2,687	8,133	7,447
Tax-exempt	106	111	319	317
Deposits with other financial institutions	185	242	442	621
Total interest income	36,434	50,074	123,703	121,953
Interest expense:
Deposits	2,180	4,546	7,489	17,973
Notes payable	54	56	161	190
Federal funds purchased and repurchase agreements	1	1	3	15
Total interest expense	2,235	4,603	7,653	18,178
Net interest income	34,199	45,471	116,050	103,775
Provision for loan losses (noncovered loans)	1,050	1,060	4,710	3,614
Provision for loan losses (covered loans)	5,441	2,815	7,060	3,266
Net interest income after provision for loan losses	27,708	41,596	104,280	96,895
Noninterest income:
(Amortization) accretion of FDIC receivable for loss share agreements	(6,488)	1,775	(17,486)	10,470
Service charges on deposits	1,298	1,383	3,709	4,231
Mortgage banking income	255	260	868	645
Gain (loss) on sale of investment securities	—	(31)	93	(34)
Gain on FHLB stock redemptions	101	574	535	1,706
ATM income	611	525	1,806	1,554
Other	969	2,203	2,200	4,016
Total noninterest income	(3,254)	6,689	(8,275)	22,588
Noninterest expense:
Salaries and employee benefits	12,811	12,293	39,402	35,865
Occupancy and equipment	2,469	2,008	7,345	5,897
Legal and professional fees	1,265	1,758	4,955	5,175
Marketing	573	844	1,203	2,540
Federal insurance premiums and other regulatory fees	378	(33)	1,151	1,826
Net cost of operations of other real estate owned	(484)	1,998	2,052	6,413
Data processing	1,196	1,285	4,396	3,401
Core deposit intangible amortization	256	236	778	707
Other	1,371	1,400	4,192	4,498
Total noninterest expense	19,835	21,789	65,474	66,322
Income before income taxes	4,619	26,496	30,531	53,161
Income tax expense	1,261	9,392	11,004	19,244
Net income	$3,358	$17,104	$19,527	$33,917
Basic net income per share	$.11	$.54	$.62	$1.07
Diluted net income per share	$.10	$.53	$.60	$1.04
Weighted Average Shares Outstanding:
Basic	31,654,046	31,611,581	31,626,511	31,611,283
Diluted	32,808,726	32,413,101	32,793,460	32,619,009

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$3,358	$17,104	$19,527	$33,917
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities available-for-sale arising during the period, net of income tax expense of $3,291 and income tax benefit of $1,586 for the three months ended September 30, 2012 and 2011, respectively; and $7,127 and $2,490 for the nine months ended September 30, 2012 and 2011, respectively	5,462	(2,656)	11,828	(4,168)
Reclassification adjustment for (gains) losses on liquidation of equity securities included in investment securities available-for-sale, net of income tax benefit of $11 for the three months ended September 30, 2011; and $35 and $12 for the nine months ended September 30, 2012 and 2011, respectively	—	20	(58)	22
Total other comprehensive income (loss)	5,462	(2,636)	11,770	(4,146)
Comprehensive income	$8,820	$14,468	$31,297	$29,771

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(DOLLARS IN THOUSANDS)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Stock
Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343
Common shares issued	—	677	—	—	—	—	—
Stock-based compensation	—	—	—	72	—	—	72
Repurchase of stock warrants	(28,734)	—	—	(55)	—	—	(55)
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(4,146)	(4,146)
Net income	—	—	—	—	33,917	—	33,917
Balance, September 30, 2011	2,686,827	31,611,581	$316	$292,959	$97,485	$(1,629)	$389,131

Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288
Common shares issued	—	14,002	1	133	—	—	134
Stock-based compensation	—	—	—	486	—	—	486
Repurchase of stock warrants	(26,544)	—	—	(55)	—	—	(55)
Restricted stock awards activity	—	161,500	1	(1)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	11,770	11,770
Dividends paid	—	—	—	—	(952)	—	(952)
Net income	—	—	—	—	19,527	—	19,527
Balance, September 30, 2012	2,660,283	31,896,738	$319	$293,637	$125,149	$9,093	$428,198

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30
	2012	2011
Cash Flows from Operating Activities
Net income	$19,527	$33,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion on premises and equipment and investments	1,011	1,794
Amortization of intangible assets	778	707
Provision for loan losses	11,770	6,880
Amortization of premiums and discounts on acquisitions, net	(57,088)	(98,029)
Loss on sale of other real estate owned	363	2,870
Writedowns of other real estate owned	26,115	45,847
Increase in FDIC receivable for covered losses	(32,073)	(54,803)
Funds collected from FDIC receivable	216,567	212,865
Proceeds from sales of mortgage loans held for sale	41,009	28,256
Originations of mortgage loans held for sale	(36,978)	(26,375)
(Gain) loss on available-for-sale securities	(93)	34
Gains on FHLB stock redemptions	(535)	(1,706)
Net change in cash surrender value of insurance	(1,047)	(1,075)
Stock-based compensation expense	486	72
Change in FDIC clawback liability	178	334
Changes in other assets, net	2,302	(24,096)
Changes in other liabilities, net	9,736	(7,839)
Net cash provided by operating activities	202,028	119,653
Cash flows from Investing Activities
Purchases of investment securities available-for-sale	(58,465)	(76,303)
Proceeds from sales, calls, maturities and paydowns of investment securities available-for-sale	116,502	124,617
Loans to customers, net of repayments	(12,148)	(83,677)
Redemptions of Federal Home Loan Bank stock	5,897	7,417
Net purchases of premises and equipment	(3,764)	(6,334)
Proceeds from sales of other real estate owned	61,515	65,692
Net cash provided by investing activities	109,537	31,412

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED) (DOLLARS IN THOUSANDS)

	Nine Months Ended
	September 30
	2012	2011
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	70,574	37,788
Net decrease in interest-bearing customer deposits	(244,741)	(216,731)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(4,142)	3,441
Exercise of stock warrants	134	—
Repurchase of stock warrants	(55)	(55)
Dividends paid to shareholders	(952)	—
Cash used in financing activities	(179,182)	(175,557)
Net increase (decrease) in cash and cash equivalents	132,383	(24,492)
Cash and cash equivalents, beginning	220,532	386,489
Cash and cash equivalents, ending	$352,915	$361,997
Cash Received During the Period for:
Interest income on loans	$42,067	$22,472
Cash Paid During the Period for:
Interest expense	$8,714	$20,321
Income taxes	$1,000	$8,595
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities, net of tax	$11,770	$(4,146)
Transfers of loans to other real estate owned	$60,774	$54,072

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations for the period ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts have been reclassified to conform to current period presentation.  The reclassifications had no effect on net income or shareholders’ equity as previously reported.
Note 2:  Recent Accounting and Regulatory Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The amendments in ASU 2012-02 allow entities the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired, similar in approach to the goodwill impairment test. The amendments in this guidance are effective for the Company as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. We do not anticipate ASU 2012-02 will have a material impact on the Company's results of operation, financial position or disclosures.

In October 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-06, Business Combinations (Topic 850): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution ("ASU 2012-06"). The amendments in ASU 2012-06 require entities that recognize an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification) to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this guidance are effective for the Company for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this amendment has no impact on the consolidated financial statements because the Company's accounting procedures for the indemnification asset is in compliance with this amendment.

Note 3:  Subsequent Events

On October 15, 2012, the Bank entered into an Asset Purchase Agreement with Altera Payroll, Inc., pursuant to which the Bank acquired substantially all of the assets, and assumed certain liabilities of Altera Payroll, Inc. This transaction is not material to the financial condition or results of operations of the Bank.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4: Investment Securities

Investment securities as of September 30, 2012 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$50,235	$1,412	$37	$51,610
States and political subdivisions	11,752	431	3	12,180
Residential mortgage-backed securities-nonagency	135,028	8,661	288	143,401
Residential mortgage-backed securities-agency	37,581	1,581	—	39,162
Collateralized mortgage obligations	62,346	2,232	—	64,578
Corporate securities	392	—	—	392
Total investment securities available-for-sale	$297,334	$14,317	$328	$311,323

Investment securities as of December 31, 2011 are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$76,976	$1,294	$—	$78,270
States and political subdivisions	10,740	356	—	11,096
Residential mortgage-backed securities-nonagency	145,768	126	9,951	135,943
Residential mortgage-backed securities-agency	30,031	1,423	—	31,454
Collateralized mortgage obligations	90,159	2,635	—	92,794
Corporate securities	372	—	—	372
Total investment securities available-for-sale	$354,046	$5,834	$9,951	$349,929

The amortized cost and estimated fair value of available-for-sale securities at September 30, 2012 by contractual maturity are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.  Therefore, these securities are not presented by contractual maturity in the following maturity summary (in thousands):

	Amortized Cost	Fair Value

Due within one year	$10,843	$10,851
Due from one year to five years	26,766	27,435
Due from five years to ten years	7,738	8,492
Due after ten years	17,032	17,404
Residential mortgage-backed securities (nonagency and agency) and collateralized mortgage obligations	234,955	247,141
	$297,334	$311,323

The Company’s investment in Federal Home Loan Bank stock was $3.4 million at September 30, 2012 and $8.8 million at December 31, 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Gains and losses on the sales and calls of investment securities available-for-sale consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Gross gains on securities available-for-sale	$—	$46	$93	$46
Gross losses on securities available-for-sale	—	(77)	—	(80)
Net realized gains (losses) on sales of securities available-for-sale	$—	$(31)	$93	$(34)

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

The following table provides information regarding securities with unrealized losses as of September 30, 2012 and December 31, 2011 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2012
Investment securities available-for-sale:
U.S. Government securities	$23,668	$37	$—	$—	$23,668	$37
States and political subdivisions	2,051	3	—	—	2,051	3
Residential mortgage-backed-nonagency	—	—	10,532	288	10,532	288
Total	$25,719	$40	$10,532	$288	$36,251	$328

December 31, 2011
Investment securities available-for-sale:
Residential mortgage-backed-nonagency	$109,027	$9,082	$8,936	$869	$117,963	$9,951
Total	$109,027	$9,082	$8,936	$869	$117,963	$9,951

Investment securities with aggregate fair values of $10.5 million and $8.9 million had continuous unrealized losses of $288,000 and $869,000 for more than twelve months as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, the Company held 11 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. The Company does not intend to sell these securities nor is it more likely than not that the Company would be required to sell these securities before their anticipated recovery or maturity.

The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The analysis differs depending upon the type of investment security being analyzed. The

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

The Company's nonagency portfolio is tested quarterly for OTTI by the use of cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. For the majority of the securities that the Company has reviewed for OTTI, credit information is available and modeled at the loan level underlying each security; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated on a regular basis to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on our analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of September 30, 2012, there was no intent to sell any of the securities available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

Investment securities with an aggregate fair value of $81.9 million and $156.1 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements, net counter-party exposure and certain borrowing arrangements.

Note 5: Loans Receivable

Loans not covered by loss share agreements (noncovered loans) are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Construction, land & land development	$249,739	$162,382
Other commercial real estate	411,574	307,814
Total commercial real estate	661,313	470,196
Commercial & industrial	33,817	35,817
Owner-occupied real estate	163,327	139,128
Total commercial & industrial	197,144	174,945
Residential real estate	41,514	33,738
Consumer & other	37,360	22,150
Total noncovered loans	937,331	701,029
Allowance for loan losses	(14,330)	(10,207)
Total noncovered loans, net	$923,001	$690,822

The table above includes net deferred loan fees that totaled approximately $2.1 million and $1.9 million at September 30, 2012 and December 31, 2011, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans covered under loss share agreements with the FDIC (covered loans), net of related discounts, are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Construction, land & land development	$98,546	$190,110
Other commercial real estate	165,148	233,575
Total commercial real estate	263,694	423,685
Commercial & industrial	21,281	38,174
Owner-occupied real estate	100,151	143,523
Total commercial & industrial	121,432	181,697
Residential real estate	156,368	189,109
Consumer & other	11,512	17,663
Total covered loans	553,006	812,154
Allowance for loan losses	(46,411)	(59,277)
Total covered loans, net	$506,595	$752,877

The following table documents changes in the carrying value of covered loans (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Balance, beginning of period	$620,105	$814,361	$752,877	$934,967
Accretion of fair value discounts	18,893	36,938	74,574	87,559
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(153,338)	(81,197)	(333,722)	(252,424)
Change in the allowance for loan losses on covered loans	20,935	(2,815)	12,866	(2,815)
Balance, end of period	$506,595	$767,287	$506,595	$767,287

Loans covered by loss share agreements are reported at their recorded investment excluding the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at acquisition date. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements. Subsequent decreases in the amount of cash expected to be collected result in a provision for loan losses, an increase in the allowance for loan losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value. Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans on a level yield basis.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows changes in the value of the accretable discount for the three and nine months ended September 30, 2012 and 2011 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Balance, beginning of period	$212,365	$228,109	$230,697	$123,778
Accretion	(18,893)	(36,938)	(74,574)	(87,559)
Transfers to accretable discount (exit events), net	(11,652)	18,627	25,697	173,579
Balance, end of period	$181,820	$209,798	$181,820	$209,798

Note 6: Allowance for Loan Losses (ALL)

The following tables present the Company’s loan loss experience on noncovered and covered loans for the periods indicated (in thousands):

	Three Months Ended September 30
	2012			2011
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$13,317	$67,346	$80,663	$6,914	$—	$6,914
Loans charged-off	(112)	(48,466)	(48,578)	(313)	—	(313)
Recoveries of loans previously charged off	75	328	403	9	—	9
Net (charge-offs) recoveries	(37)	(48,138)	(48,175)	(304)	—	(304)
Provision for loan losses	1,050	27,203	28,253	1,060	20,547	21,607
Benefit attributable to FDIC loss share agreements	—	(21,762)	(21,762)	—	(17,732)	(17,732)
Total provision for loan losses charged to operations	1,050	5,441	6,491	1,060	2,815	3,875
Provision for loan losses recorded through the FDIC loss share receivable	—	21,762	21,762	—	17,732	17,732
Balance, end of period	$14,330	$46,411	$60,741	$7,670	$20,547	$28,217

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30
	2012			2011
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$10,207	$59,277	$69,484	$5,351	$—	$5,351
Loans charged-off	(667)	(55,495)	(56,162)	(1,390)	(2,253)	(3,643)
Recoveries of loans previously charged off	80	7,289	7,369	95	—	95
Net (charge-offs) recoveries	(587)	(48,206)	(48,793)	(1,295)	(2,253)	(3,548)
Provision for loan losses	4,710	35,340	40,050	3,614	22,800	26,414
Benefit attributable to FDIC loss share agreements	—	(28,280)	(28,280)	—	(19,534)	(19,534)
Total provision for loan losses charged to operations	4,710	7,060	11,770	3,614	3,266	6,880
Provision for loan losses recorded through the FDIC loss share receivable	—	28,280	28,280	—	19,534	19,534
Balance, end of period	$14,330	$46,411	$60,741	$7,670	$20,547	$28,217

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
September 30, 2012
Allowance for loan losses:
Beginning balance	$8,434	$3,750	$804	$329	$13,317
Charge-offs	(57)	(53)	—	(2)	(112)
Recoveries	72	2	1	—	75
Provision	1,124	(567)	86	407	1,050
Ending balance	$9,573	$3,132	$891	$734	$14,330

Nine Months Ended
September 30, 2012
Allowance for loan losses:
Beginning balance	$6,470	$2,848	$561	$328	$10,207
Charge-offs	(510)	(75)	(73)	(9)	(667)
Recoveries	73	4	1	2	80
Provision	3,540	355	402	413	4,710
Ending balance	$9,573	$3,132	$891	$734	$14,330
Ending allowance attributable to loans:
Individually evaluated for impairment	$1,029	$148	$361	$16	$1,554
Collectively evaluated for impairment	8,544	2,984	530	718	12,776
Total ending allowance balance	$9,573	$3,132	$891	$734	$14,330

Loans:
Loans individually evaluated for impairment	$3,713	$297	$1,373	$31	$5,414
Loans collectively evaluated for impairment	657,600	196,847	40,141	37,329	931,917
Total loans	$661,313	$197,144	$41,514	$37,360	$937,331

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
December 31, 2011
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$46	$—	$—	$46
Collectively evaluated for impairment	6,470	2,802	561	328	10,161
Total ending allowance balance	$6,470	$2,848	$561	$328	$10,207

Loans:
Loans individually evaluated for impairment	$1,441	$720	$—	$—	$2,161
Loans collectively evaluated for impairment	468,755	174,225	33,738	22,150	698,868
Total loans	$470,196	$174,945	$33,738	$22,150	$701,029

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
September 30, 2011
Allowance for loan losses:
Beginning balance	$4,854	$1,266	$305	$489	$6,914
Charge-offs	(50)	(217)	(25)	(21)	(313)
Recoveries	—	7	—	2	9
Provision	626	135	135	164	1,060
Ending balance	$5,430	$1,191	$415	$634	$7,670

Nine Months Ended
September 30, 2011
Allowance for loan losses:
Beginning balance	$3,258	$1,385	$246	$462	$5,351
Charge-offs	(104)	(1,141)	(25)	(120)	(1,390)
Recoveries	3	9	—	83	95
Provision	2,273	938	194	209	3,614
Ending balance	$5,430	$1,191	$415	$634	$7,670
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$71	$—	$—	$71
Collectively evaluated for impairment	5,430	1,120	415	634	7,599
Total ending allowance balance	$5,430	$1,191	$415	$634	$7,670

Loans:
Loans individually evaluated for impairment	$642	$1,165	$540	$—	$2,347
Loans collectively evaluated for impairment	431,350	159,973	28,753	27,889	647,965
Total loans	$431,992	$161,138	$29,293	$27,889	$650,312

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
September 30, 2012
Allowance for loan losses:
Beginning balance	$46,097	$5,796	$15,855	$(402)	$67,346
Charge-offs	(40,836)	(3,452)	(3,987)	(191)	(48,466)
Recoveries	280	47	1	—	328
Provision for loan losses before benefit attributable to FDIC loss share agreements	23,079	655	4,128	(659)	27,203
Benefit attributable to FDIC loss share agreements	(18,463)	(524)	(3,302)	527	(21,762)
Total provision for loan losses charged to operations	4,616	131	826	(132)	5,441
Provision for loan losses recorded through the FDIC loss share receivable	18,463	524	3,302	(527)	21,762
Ending balance	$28,620	$3,046	$15,997	$(1,252)	$46,411

Nine Months Ended
September 30, 2012
Allowance for loan losses:
Beginning balance	$37,332	$7,573	$14,372	$—	$59,277
Charge-offs	(47,493)	(3,761)	(4,037)	(204)	(55,495)
Recoveries	6,781	340	168	—	7,289
Provision for loan losses before benefit attributable to FDIC loss share agreements	32,000	(1,106)	5,494	(1,048)	35,340
Benefit attributable to FDIC loss share agreements	(25,607)	885	(4,397)	839	(28,280)
Total provision for loan losses charged to operations	6,393	(221)	1,097	(209)	7,060
Provision for loan losses recorded through the FDIC loss share receivable	25,607	(885)	4,397	(839)	28,280
Ending balance	$28,620	$3,046	$15,997	$(1,252)	$46,411
Ending allowance attributable to loans:
Individually evaluated for impairment	$18,689	$5,128	$5,492	$362	$29,671
Collectively evaluated for impairment	9,931	(2,082)	10,505	(1,614)	16,740
Total ending allowance balance	$28,620	$3,046	$15,997	$(1,252)	$46,411

Loans:
Loans individually evaluated for impairment	$104,345	$33,879	$16,745	$10,596	$165,565
Loans collectively evaluated for impairment	159,349	87,553	139,623	916	387,441
Total loans	$263,694	$121,432	$156,368	$11,512	$553,006

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
December 31, 2011
Ending allowance attributable to loans:
Individually evaluated for impairment	$27,458	$4,037	$4,020	$—	$35,515
Collectively evaluated for impairment	9,874	3,536	10,352	—	23,762
Total ending allowance balance	$37,332	$7,573	$14,372	$—	$59,277

Loans:
Loans individually evaluated for impairment	$204,780	$31,725	$17,922	$12,288	$266,715
Loans collectively evaluated for impairment	218,905	149,972	171,187	5,375	545,439
Total loans	$423,685	$181,697	$189,109	$17,663	$812,154

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
September 30, 2011
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	13,254	1,761	5,293	239	20,547
Benefit attributable to FDIC loss share agreements	(11,571)	(1,477)	(4,481)	(203)	(17,732)
Total provision for loan losses charged to operations	1,683	284	812	36	2,815
Provision for loan losses recorded through the FDIC loss share receivable	11,571	1,477	4,481	203	17,732
Ending balance	$13,254	$1,761	$5,293	$239	$20,547

Nine Months Ended
September 30, 2011
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—
Charge-offs	(2,253)	—	—	—	(2,253)
Recoveries	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	15,507	1,761	5,293	239	22,800
Benefit attributable to FDIC loss share agreements	(13,373)	(1,477)	(4,481)	(203)	(19,534)
Total provision for loan losses charged to operations	2,134	284	812	36	3,266
Provision for loan losses recorded through the FDIC loss share receivable	13,373	1,477	4,481	203	19,534
Ending balance	$13,254	$1,761	$5,293	$239	$20,547
Ending allowance attributable to loans:
Individually evaluated for impairment	$5,053	$580	$661	$1	$6,295
Collectively evaluated for impairment	8,201	1,181	4,632	238	14,252
Total ending allowance balance	$13,254	$1,761	$5,293	$239	$20,547

Loans:
Loans individually evaluated for impairment	$189,996	$15,815	$17,301	$10,229	$233,341
Loans collectively evaluated for impairment	223,794	142,364	164,720	5,883	536,761
Total loans	$413,790	$158,179	$182,021	$16,112	$770,102

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impaired loans not covered by loss share agreements, segregated by class of loans, as of September 30, 2012 are as follows (in thousands):

				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate	844	568	—	580	—	592	—
Total commercial real estate	844	568	—	580	—	592	—
Commercial & industrial	—	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—	—
Consumer & other	—	—	—	—	—	—	—
Subtotal	844	568	—	580	—	592	—
With related allowance recorded:
Construction, land & land development	1,326	729	364	820	—	760	—
Other commercial real estate	2,625	2,416	665	2,878	4	2,294	10
Total commercial real estate	3,951	3,145	1,029	3,698	4	3,054	10
Commercial & industrial	211	211	105	223	1	176	1
Owner-occupied real estate	91	86	43	87	—	93	—
Total commercial & industrial	302	297	148	310	1	269	1
Residential real estate	1,447	1,373	361	1,569	1	1,048	4
Consumer & other	34	31	16	50	—	69	—
Subtotal	5,734	4,846	1,554	5,627	6	4,440	15
Total impaired loans	$6,578	$5,414	$1,554	$6,207	$6	$5,032	$15

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

A significant portion of the Bank's covered loans were past due at September 30, 2012 and December 31, 2011, including many that were 90 days or more past due. However, such delinquencies were included in the Bank's performance expectations in determining the fair value of covered loans at acquisition and at subsequent valuation dates. There have been covered loans that have deteriorated from management's initial performance expectations, as such, these loans and pools of loans are considered impaired by management. However, all covered loans cash flows continue to be estimable and probable of collection and thus accretion income continues to be recognized on these covered assets. As such, the referenced covered loans are not considered nonperforming assets.

At September 30, 2012, the Bank evaluated specifically reviewed covered loans totaling $165.6 million and evaluated $387.4 million of loans as part of their respective pools, which resulted in allowance attributable to these loans of $29.7 million and $16.7 million, respectively. Of the $165.6 million of specifically reviewed covered loans, we identified $40.1 million that had deteriorated from management's initial performance expectations resulting in $23.3 million of the total allowance. Of the $387.4 million of loans evaluated as part of their respective pools, $175.8 million were identified as having performed below management's initial performance expectations. Currently these pools maintain $853,000 in allowance reserves after $4.4 million of allowance was released as a result of improved performance in comparison to the second quarter 2012.

As of December 31, 2011, the Bank evaluated specifically reviewed covered loans totaling $266.7 million and evaluated $545.4 million of loans as part of their respective pools, which resulted in allowance attributable to these loans of $35.5 million and $23.8 million, respectively. Of the $266.7 million of specifically reviewed covered loans, we identified $72.3 million that had deteriorated from management's initial performance expectations resulting in $17.5 million of the total allowance. Likewise, of the $545.4 million of loans evaluated as part of their respective pools, $275.0

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million were identified as having deteriorated from management's initial performance expectations resulting in $3.6 million of the total allowance.

The following table presents the recorded investment in noncovered nonaccrual loans by loan class as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Construction, land & land development	$729	$1,054
Other commercial real estate	1,778	387
Total commercial real estate	2,507	1,441
Commercial & industrial	211	—
Owner-occupied real estate	86	720
Total commercial & industrial	297	720
Residential real estate	1,296	—
Consumer & other	31	—
Total	$4,131	$2,161

The following table presents an analysis of past due loans not covered by loss share agreements, by class of loans, as of September 30, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$7	$727	$734	$249,005	$249,739
Other commercial real estate	70	1,178	1,248	410,326	411,574
Total commercial real estate	77	1,905	1,982	659,331	661,313
Commercial & industrial	210	111	321	33,496	33,817
Owner-occupied real estate	54	85	139	163,188	163,327
Total commercial & industrial	264	196	460	196,684	197,144
Residential real estate	14	1,210	1,224	40,290	41,514
Consumer & other	192	18	210	37,150	37,360
Total	$547	$3,329	$3,876	$933,455	$937,331

As of September 30, 2012, all noncovered loans 90 days or greater past due were on nonaccrual.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents an analysis of past due loans not covered by loss share agreements, by class of loans, as of December 31, 2011 (in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$—	$481	$481	$161,901	$162,382
Other commercial real estate	311	594	905	306,909	307,814
Total commercial real estate	311	1,075	1,386	468,810	470,196
Commercial & industrial	157	12	169	35,648	35,817
Owner-occupied real estate	671	—	671	138,457	139,128
Total commercial & industrial	828	12	840	174,105	174,945
Residential real estate	68	229	297	33,441	33,738
Consumer & other	267	103	370	21,780	22,150
Total	$1,474	$1,419	$2,893	$698,136	$701,029

As of December 31, 2011, all noncovered loans 90 days or greater past due were not accruing interest.

The following table presents an analysis of past due loans covered by loss share agreements, by class of loans, as of September 30, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$3,008	$67,030	$70,038	$28,508	$98,546
Other commercial real estate	5,806	52,264	58,070	107,078	165,148
Total commercial real estate	8,814	119,294	128,108	135,586	263,694
Commercial & industrial	2,238	6,453	8,691	12,590	21,281
Owner-occupied real estate	5,108	27,405	32,513	67,638	100,151
Total commercial & industrial	7,346	33,858	41,204	80,228	121,432
Residential real estate	7,032	27,266	34,298	122,070	156,368
Consumer & other	105	435	540	10,972	11,512
Total	$23,297	$180,853	$204,150	$348,856	$553,006

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

Asset Quality Grades:

The Company assigns loans a risk grade based on relevant information about the ability of borrowers to pay their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company utilizes risk-grading guidelines to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of the eight risk grades is as follows:

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

OAEM (Grade 6)—Loans graded other assets especially mentioned (OAEM) are marginally acceptable with some potential weakness. If left uncorrected, these weaknesses could jeopardize repayment at some future date. Although loss is possible, it is not deemed probable. Collateral coverage, guarantor strength and/or equity are still sufficient to protect the Bank from loss. Loans in this category may be affected by current unfavorable economic conditions or have declining trends. The account officer may not be able to properly supervise the credit due to an inadequate loan or credit agreement, or may not have control of the collateral or its condition. The borrower may have experienced a loss in the most recent financial reporting period, have limited net worth and marginal debt service coverage. These credits warrant a higher degree of attention and servicing by the account officer.

Substandard (Grade 7)—Loans graded substandard have well-defined weaknesses and represent significant problem accounts. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual credits classified substandard. Loss potential could exist if the deficiencies causing the substandard rating are not corrected. These loans must be handled with extreme care to protect the position of the Bank. Legal action may not yet be appropriate, but primary and contingency plans are prepared to either secure an upgrade for the credit, or exit the credit from the Bank. Such loans are typically inadequately protected by net worth, paying capacity (debt service coverage less than 1:1), collateral adequacy, liquidity or character or ability of the borrower or its management.

Doubtful (Grade 8)—Loans that carry a doubtful credit rating represent more severe weaknesses than those inherent in the substandard classification, and where collection or liquidation in full is deemed improbable. While immediate charge-off may not be appropriate, legal and aggressive collection action is undertaken to attempt to recover the Bank's funds or minimize eventual loss to the Bank. A doubtful classification is a temporary rating when the exact amount of the

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

loss cannot be determined or when potential loss exposure of 50% or more exists in a substandard credit. A doubtful credit carries a specific allocation for the amount estimated as loss. The portion of a credit that can be clearly identified as loss is charged off.

The following table presents the risk grades of the loan portfolio not covered by loss share agreements, by class of loans, as of September 30, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$170,785	$386,178	$31,238	$146,809	$34,549	$36,966	$806,525
Watch	70,777	21,694	1,945	14,843	5,228	271	114,758
OAEM	7,449	1,203	61	1,129	—	—	9,842
Substandard	728	2,499	573	546	1,718	123	6,187
Doubtful	—	—	—	—	19		19
Total	$249,739	$411,574	$33,817	$163,327	$41,514	$37,360	$937,331

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

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, by class of loans, as of September 30, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$10,646	$33,775	$6,812	$40,064	$69,294	$980	$161,571
Watch	6,513	26,245	2,278	13,841	15,284	125	64,286
OAEM	7,722	20,011	1,913	4,982	8,518	41	43,187
Substandard	73,665	85,102	6,563	41,264	57,555	10,072	274,221
Doubtful	—	15	3,715	—	5,717	294	9,741
Total	$98,546	$165,148	$21,281	$100,151	$156,368	$11,512	$553,006

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7: Other Real Estate Owned

The following is a summary of transactions in other real estate owned not covered by loss share agreements (noncovered) and covered under loss share agreements with the FDIC (covered) (in thousands):

	Nine Months Ended
	September 30
Noncovered other real estate owned	2012	2011
Balance, beginning of period	$1,210	$75
Other real estate acquired through foreclosure of loans receivable	231	1,072
Other real estate sold	(450)	—
Write down of other real estate	(99)	(75)
Balance, end of period	$892	$1,072

	Nine Months Ended
	September 30
Covered other real estate owned	2012	2011
Balance, beginning of period	$84,496	$155,981
Other real estate acquired through foreclosure of loans receivable	60,543	53,000
Other real estate sold	(61,428)	(68,562)
Write down of other real estate	(26,016)	(45,772)
Balance, end of period	$57,595	$94,647

Note 8: Troubled Debt Restructuring

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted and there is a deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt.
The tables below detail the noncovered TDRs that occurred for the periods ended September 30, 2012 and 2011, as well as noncovered TDRs that subsequently defaulted during the previous twelve months (in thousands).

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2012			September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction, land & land development	1	$7	$7	—	$—	$—
Other commercial real estate	1	1,206	1,206	1	261	261
Total commercial real estate	2	1,213	1,213	1	261	261
Commercial & industrial	1	7	7	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	1	7	7	—	—	—
Residential real estate	1	77	77	—	—	—
Consumer & Other	—	—	—	—	—	—
Total Loans	4	$1,297	$1,297	1	$261	$261

	September 30, 2012		September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Construction, land & land development	—	$—	—	$—
Other commercial real estate	1	260	—	—
Total commercial real estate	1	260	—	—
Commercial & industrial	—	—	—	—
Owner-occupied real estate	—	—	—	—
Total commercial & industrial	—	—	—	—
Residential real estate	—	—	—	—
Consumer & Other	—	—	—	—
Total Loans	1	$260	—	$—

Modifications during the nine months ended September 30, 2012 and 2011, included reductions in the stated interest rate and timing of required periodic payments.  Because of the immateriality of the amount of loans modified and nature of the modifications, the modifications did not have a material impact on the Company's consolidated financial statements or on the determination of the amount of the ALL for the nine months ended September 30, 2012 and 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9: FDIC Receivable for Loss Share Agreements

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned for the nine months ended September 30, 2012 and 2011, (in thousands):

	Nine Months Ended
	September 30
	2012	2011
Fair value of FDIC receivable for loss share agreements at beginning of period	$529,440	$494,428
Reductions resulting from:
Wires received	(216,567)	(212,865)
Additions resulting from:
Charge-offs, writedowns and other losses	48,952	43,127
(Amortization) accretion	(17,486)	10,470
External expenses qualifying under loss share agreements	11,402	11,676
Balance, end of period	$355,741	$346,836

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using estimated cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. At September 30, 2012, the Company estimated that $50.3 million was due from the FDIC for claims that have been submitted.

Note 10: Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Bank is exposed to certain risks arising from both its business operations and economic conditions. The Bank principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Bank manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Bank enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Bank's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Bank's known or expected cash receipts and its known or expected cash payments principally related to the Bank's fixed rate lending activity. The Bank does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated in qualifying hedging relationships.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Values of Derivative Instruments

The table below presents the fair value of the Bank's derivative financial instruments as of September 30, 2012 and December 31, 2011(in thousands):

	Derivatives designated as hedging instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other assets	$—	Other assets	$—	Other liabilities	$2,793	Other liabilities	$1,021
Total derivatives designated as hedging instruments		$—		$—		$2,793		$1,021

Fair Value Hedges of Interest Rate Risk

The Bank is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in the benchmark interest rate, LIBOR. The Bank uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in that benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2012, the Bank had 34 interest rate swaps with an aggregate notional amount of $76.8 million that were designated as fair value hedges associated with the Bank's fixed rate loan program.

For derivatives so designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The Bank includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the periods ended September 30, 2012 and 2011, the Bank recognized net losses of $242,000 and $365,000, respectively, in noninterest expense related to hedge ineffectiveness. The Bank also recognized a net reduction in interest income of $493,000 and $80,725 for the periods ended September 30, 2012 and 2011, respectively, related to the Bank's fair value hedges, which include net settlements on the derivatives and any amortization adjustment of the basis in the hedged items. During the nine month period ended September 30, 2012, terminations of derivatives and related hedged items prior to original maturity dates resulted in the recognition of a net loss of $8,380 in noninterest expense related to the unamortized basis in the hedged items.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Bank's derivative financial instruments on the Statement of Income as of September 30, 2012 and 2011 (in thousands):

	Amount of gain/(loss) recognized in income on derivative		Amount of gain/(loss) recognized in income on hedged item		Amount of gain/(loss) recognized in income on derivative		Amount of gain/(loss) recognized in income on hedged item
	Three months ended September 30		Three months ended September 30		Nine months ended September 30		Nine months ended September 30
	2012	2011	2012	2011	2012	2011	2012	2011
Interest rate products
Interest income	$(540)	$616	$660	$290	$(1,787)	$(656)	$1,545	$291
Total	$(540)	$616	$660	$290	$(1,787)	$(656)	$1,545	$291

Credit-risk-related Contingent Features

The Bank manages its credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty.

The Bank's agreements with its derivative counterparties provide that if the Bank defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on its derivative obligations.

Such agreements also provide that if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle its obligations under the agreements.

As of September 30, 2012, the fair value of derivatives in a net liability position under these agreements, which include accrued interest but exclude any adjustment for nonperformance risk, was $2.8 million. The Bank has minimum collateral posting thresholds with its derivative counterparties and has posted collateral of $1.7 million against its obligations under these agreements. Although it did not, if the Bank had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at their termination value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11: Other Assets

The more significant components of other assets outstanding at September 30, 2012 and December 31, 2011 were as follows (in thousands):

Other Assets	September 30, 2012	December 31, 2011
Accrued interest receivable	$3,333	$6,015
Accrued income tax receivable	29,296	29,397
Cash surrender value of life insurance	38,442	37,395
Prepaid FDIC insurance assessments	4,669	5,550
Other prepaid expenses	3,333	1,960
Miscellaneous receivables and other assets	5,092	6,476
Total other assets	$84,165	$86,793

Note 12: Other Liabilities and Accrued Expenses

The more significant components of other liabilities and accrued expenses outstanding at September 30, 2012 and December 31, 2011 were as follows (in thousands):

Other Liabilities and Accrued Expenses	September 30, 2012	December 31, 2011
Accrued interest payable	$1,031	$2,257
Accrued incentive compensation	3,651	5,926
Net deferred tax liability	75,599	60,800
Derivatives	2,793	1,021
FDIC clawback liability	763	941
Accrued audit fees	671	908
Miscellaneous payables and accrued expenses	3,606	1,440
Total accrued expenses and other liabilities	$88,114	$73,293

Note 13: Share-Based Compensation

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of stock for issuance in accordance with the Plan terms. Descriptions of these grants and the Plan, including the terms of awards and the number of shares authorized for issuance, were included in Note 18 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company issued an additional 164,000 restricted stock awards to certain directors and officers during the third quarter ended September 30, 2012 under the Plan. There were 2,500 restricted stock shares forfeited during the third quarter ended September 30, 2012. There was no activity related to stock options during 2012.

The Company recognized compensation expense related to stock options of $52,000 and $4,000 for the nine months ended September 30, 2012 and 2011, respectively, in the Company's consolidated statement of income. Unearned share-based compensation associated with these options totaled $120,000 and $185,000 at September 30, 2012 and 2011, respectively. All stock options pursuant to the Plan were granted during the third quarter of 2011. The Company recognized compensation expense relating to restricted stock awards of $434,000 and $68,000 for the nine months ended September 30, 2012 and 2011, respectively, in the Company's consolidated statement of income. Unearned share-based compensation associated with these restricted stock awards totaled $3.6 million and $1.4 million at September 30, 2012 and 2011, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14: Regulatory Matters

The Company’s and the Bank’s regulatory ratios as of September 30, 2012 and December 31, 2011 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital to Risk-Weighted Assets
Consolidated	$429,553	31.23%	$110,021	8.00%	$137,526	10.00%
State Bank and Trust Company	$392,870	28.57%	$110,015	8.00%	$137,519	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$411,826	29.95%	$55,010	4.00%	$82,516	6.00%
State Bank and Trust Company	$375,143	27.28%	$55,007	4.00%	$82,511	6.00%
Tier I Capital to Average Assets
Consolidated	$411,826	15.44%	$106,677	4.00%	N/A	N/A
State Bank and Trust Company	$375,143	14.07%	$106,675	4.00%	$133,343	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	$407,343	35.15%	$92,708	8.00%	$115,884	10.00%
State Bank and Trust Company	$391,317	33.78%	$92,665	8.00%	$115,832	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$392,179	33.84%	$46,354	4.00%	$69,531	6.00%
State Bank and Trust Company	$376,159	32.47%	$46,333	4.00%	$69,499	6.00%
Tier I Capital to Average Assets
Consolidated	$392,179	13.76%	$114,000	4.00%	N/A	N/A
State Bank and Trust Company	$376,159	13.23%	$113,771	4.00%	$142,213	5.00%

The Company, the Bank, certain of the Bank's executive officers and the FDIC have entered into a Capital Maintenance Agreement. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At September 30, 2012 and December 31, 2011, the Bank was in compliance with the Capital Maintenance Agreement.

In addition, pursuant to the Georgia Department of Banking and Finance's letter dated July 24, 2009, issuing its approval of the Interagency Notice of Change in Control filing with respect to the Bank, for a period of three years after consummation of the change in control transaction, the Bank must obtain approval from the Georgia Department of Banking and Finance before paying any dividends, including dividend payments to the Company. In addition, during the first three years following the change in control transaction, the Company was prohibited from paying dividends without the prior written approval of the Georgia Department of Banking and Finance. Effective

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

July 24, 2012, these dividend restrictions expired. On September 14, 2012, the Company paid a cash dividend of $.03 per share to its shareholders.

Note 15: Commitments and Contingent Liabilities

In order to meet the financing needs of its customers, the Bank maintains financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and/or liquidity risk.

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

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, the Bank's credit policies govern the issuance of standby letters of credit.

The Company's exposure to credit loss is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank's commitments is as follows (in thousands):

	September 30, 2012	December 31, 2011
Commitments to extend credit:
Fixed	$7,658	$32,460
Variable	256,966	139,976
Financial and performance standby letters of credit:
Fixed	398	381
Variable	2,038	3,669
Total	$267,060	$176,486

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Note 16: Fair Value

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the nine months ended September 30, 2012 and the year ended December 31, 2011, there were no transfers between levels.

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At September 30, 2012, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, corporate bonds and municipal securities. The fair values for U.S. Treasury securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Derivative Instruments and Hedging Activities

The Company uses interest-rate swaps to provide longer-term fixed rate funding to its customers. The majority of these derivatives are traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis:

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$783	$50,827	$—	$51,610
States and political subdivisions	—	12,180	—	12,180
Residential mortgage-backed securities—nonagency	—	143,401	—	143,401
Residential mortgage-backed securities—agency	—	39,162	—	39,162
Collateralized-mortgage obligations	—	64,578	—	64,578
Corporate securities	—	392	—	392
Total recurring assets at fair value	$783	$310,540	$—	$311,323

Liabilities:
Derivative instruments—swap liability	$—	$2,793	$—	$2,793
Total recurring liabilities at fair value	$—	$2,793	$—	$2,793

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value

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

Impaired Covered Loans

The fair values of impaired covered loans are measured on a nonrecurring basis. As of September 30, 2012, the Company identified acquired loans covered by FDIC loss share agreements where the expected performance of such loans had deteriorated from management's performance expectations established in conjunction with the determination of the acquisition date fair values. The fair values of impaired covered loans are determined by discounted cash flow estimations, or unobservable assumptions; as such, they are recorded within nonrecurring Level 3 hierarchy. The Company determines its fair value of impaired covered loans by discounting the expected cash flows for covered loans individually evaluated for impairment and covered loans collectively evaluated for impairment in pools. For collateral dependent loans, the cash flow may be based on the estimated fair value of the underlying collateral.

Potential credit losses on acquired loans are calculated based on the Company's specific review of covered loans individually evaluated for impairment and on the probability of default and loss given default estimates for covered loans collectively evaluated for impairment. The potential credit losses reduce the expected principal cash flows in computing fair value.

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

Financial Assets Measured on a Nonrecurring Basis:

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Impaired loans, net of specific reserve:
Not covered by loss share agreements	$—	$—	$3,860	$3,860
Covered by loss share agreements	—	—	191,801	191,801
Total impaired loans	$—	$—	$195,661	$195,661
December 31, 2011
Impaired loans, net of specific reserve:	—
Not covered by loss share agreements	$—	$—	$1,296	$1,296
Covered by loss share agreements	—	—	326,304	326,304
Total impaired loans	$—	$—	$327,600	$327,600

At September 30, 2012, the Bank had a principal balance of noncovered impaired loans that are collateral dependent of $4.1 million with a valuation allowance of $1.5 million. The Bank also had two loans that are classified as troubled debt restructurings that are not collateral dependent that had aggregate principal balances totaling $1.3 million with valuation allowances of $71,000 at September 30, 2012.

At September 30, 2012, the Company evaluated specifically reviewed covered loans totaling $165.6 million and evaluated $387.4 million of loans as part of their respective pools, which resulted in allowance attributable to these loans of $29.7 million and $16.7 million, respectively. Of the $165.6 million of specifically reviewed covered loans, we identified $40.1 million that had deteriorated from management's initial performance expectations resulting in $23.3 million of the total allowance. Of the $387.4 million of loans evaluated as part of their respective pools, $175.8 million were identified as having performed below management's initial performance expectations. Currently these pools maintain $853,000 in allowance reserves after $4.4 million of allowance was released as a result of improved performance in comparison to the second quarter 2012.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair value measurements of nonfinancial assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$969	$969
Covered by loss share agreements	—	—	62,603	62,603
Total other real estate owned	$—	$—	$63,572	$63,572
December 31, 2011
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,315	$1,315
Covered by loss share agreements	—	—	90,171	90,171
Total other real estate owned	$—	$—	$91,486	$91,486

Other real estate owned is initially accounted for at fair value, less estimated costs to dispose of the property. Any excess of the recorded investment over fair value, less costs to dispose, is charged to the allowance for loan losses at the time of foreclosure. The ability of the Company to recover the carrying value of other real estate owned is based upon future sales of the real estate. The ability to effect such sales is subject to market conditions and other factors beyond our control; future declines in the value of the real estate would result in a charge to earnings.

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statement of financial condition.

(in thousands)	September 30, 2012	December 31, 2011
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$969	$1,315
Estimated selling costs	(77)	(105)
Other real estate owned	$892	$1,210

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$62,603	$90,171
Estimated selling costs	(5,008)	(5,675)
Other real estate owned	$57,595	$84,496

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2012.

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,648	Third party appraisal	Management discount for property type and recent market volatility	0% - 20% discount
Noncovered impaired loans - noncollateral dependent	$1,212	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 3.25%-7.90% 2) 75-144 months
Covered impaired loans - individually evaluated for impairment	$16,849	Discounted cash flow analysis and/or third party appraisal	1) Probability of default 2) Loss given default 3) Discount rates 4) Management discount for property type and recent market volatility	1) 10%-70% 2) 45% - 70% 3) 6.8% average discount rate 4) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$174,952	Discount cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) 10%-70% 2) 45%-70% 3) 6.8% average discount rate
Noncovered other real estate owned	$969	Third party appraisal	Management discount for property type and recent market volatility	30% - 40% discount
Covered other real estate owned	$62,603	Third party appraisal	Management discount for property type and recent market volatility	30% - 40% discount

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table includes the estimated fair value of the Company's financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at September 30, 2012 and December 31, 2011.

		September 30, 2012		December 31, 2011
(in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$352,915	$352,915	$220,532	$220,532
Investment securities available-for-sale	See previous table	311,323	311,323	349,929	349,929
Federal Home Loan Bank stock	Level 1	3,440	3,440	8,802	8,802
Mortgage loans held for sale	Level 2	2,130	2,130	6,229	6,229
Net loans	Level 3	1,429,596	1,440,429	1,443,699	1,457,424
FDIC receivable for loss share agreements, net	Level 3	355,741	349,775	529,440	522,877
Accrued interest receivable	Level 2	3,333	3,333	6,015	6,015
Liabilities:
Deposits	Level 2	$2,124,298	$2,125,566	$2,298,465	$2,301,139
Securities sold under agreements to repurchase	Level 1	607	607	4,749	4,749
Notes payable	Level 2	2,527	2,527	2,539	2,539
Derivative instruments	Level 2	2,793	2,793	1,021	1,021
Accrued interest payable	Level 2	1,031	1,031	2,257	2,257

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Federal Home Loan Bank Stock

FHLB stock is carried at its original cost basis, as cost approximates fair value and there is no ready market for such investments.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Note 17: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net Income	$3,358	$17,104	$19,527	$33,917
Denominator:
Weighted average common shares outstanding	31,654	31,612	31,627	31,611
Weighted average dilutive grants	1,155	801	1,166	1,008
Weighted average common shares outstanding including dilutive grants	32,809	32,413	32,793	32,619

Net Income per share:
Basic	$.11	$.54	$.62	$1.07
Diluted	$.10	$.53	$.60	$1.04

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion describes our results of operations for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 and also analyzes our financial condition as of September 30, 2012 as compared to December 31, 2011.  This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2011 Annual Report on Form 10-K.

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

	2012			2011		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2012	2011

Selected Results of Operations:
Interest income	$36,434	$48,940	$38,329	$45,048	$50,074	$123,703	$121,953
Interest expense	2,235	2,566	2,852	3,595	4,603	7,653	18,178
Net interest income	34,199	46,374	35,477	41,453	45,471	116,050	103,775
Provision for loan losses	6,491	5,027	252	19,636	3,875	11,770	6,880
Noninterest income	(3,254)	(1,243)	(3,778)	18,783	6,689	(8,275)	22,588
Noninterest expense	19,835	22,426	23,213	27,227	21,789	65,474	66,322
Income before income taxes	4,619	17,678	8,234	13,373	26,496	30,531	53,161
Income taxes	1,261	6,647	3,096	4,284	9,392	11,004	19,244
Net income	$3,358	$11,031	$5,138	$9,089	$17,104	$19,527	$33,917

Selected Average Balances:
Total assets	$2,705,134	$2,691,432	$2,660,418	$2,857,643	$2,711,296	$2,696,316	$2,720,363
Investment securities	292,695	305,147	343,860	376,655	365,249	313,713	387,533
Loans	1,526,869	1,547,701	1,529,416	1,527,972	1,370,488	1,534,610	1,335,344
Interest-earning assets	2,153,446	2,111,026	2,032,225	2,166,480	2,124,750	2,099,300	2,060,815
Total deposits	2,182,834	2,190,364	2,203,564	2,404,501	2,298,343	2,202,150	2,307,390
Interest-bearing liabilities	1,803,514	1,865,185	1,908,961	2,109,292	2,044,172	1,858,834	2,069,066
Shareholders’ equity	430,279	420,321	407,101	396,496	379,177	419,318	371,667

Per Common Share Data:
Basic earnings	$.11	$.35	$.16	$.29	$.54	$.62	$1.07
Diluted earnings	.10	.34	.16	.28	.53	.60	1.04
Tangible book value	$13.18	$12.99	$12.62	$12.26	$12.00	$13.18	$12.00
Weighted average shares outstanding:
Basic	31,654	31,614	31,612	31,612	31,612	31,627	31,611
Diluted	32,809	32,777	32,795	32,586	32,413	32,793	32,619

	2012			2011		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2012	2011

Performance Ratios:
Return on average assets	.50%	1.65%	.78%	1.26%	2.50%	.97%	1.67%
Return on average equity	3.14%	10.56%	5.08%	9.09%	17.90%	6.22%	12.20%
Net interest margin(1)(2)	6.33%	8.85%	7.03%	7.70%	8.50%	7.40%	6.74%
Efficiency ratio(3)	64.10%	49.63%	73.10%	45.15%	41.73%	60.75%	52.49%

Capital Ratios:
Average equity to average assets	15.91%	15.62%	15.30%	13.87%	13.99%	15.55%	13.66%
Leverage ratio	15.44%	15.24%	15.06%	13.76%	14.16%	15.44%	14.16%
Tier 1 risk-based capital ratio	29.95%	31.45%	32.92%	33.84%	33.78%	29.95%	33.62%
Total risk-based capital ratio	31.23%	32.77%	34.22%	35.15%	35.03%	31.23%	34.54%

(1)	Net interest income divided by average interest-earning assets.

(2)	Calculated on a fully tax-equivalent basis.

(3)	Noninterest expenses divided by net interest income and noninterest income.

Critical Accounting Policies

There have been no changes to the Company's critical accounting policies subsequent to year end 2011. The reader should also refer to the notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Balance Sheet Review

General

At September 30, 2012, we had total assets of approximately $2.6 billion, consisting principally of $1.4 billion in net loans, $311.3 million in investment securities, $355.7 million in FDIC receivable, $58.5 million in other real estate owned and $352.9 million in cash and cash equivalents. Our liabilities at September 30, 2012 totaled $2.2 billion, consisting principally of $2.1 billion in deposits. At September 30, 2012, our shareholders' equity was $428.2 million.

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

Investments

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At September 30, 2012, we had $311.3 million in our available-for-sale investment securities portfolio representing approximately 11.8% of our total assets, compared to $349.9 million, or 12.6% of total assets, at December 31, 2011. Investment securities were down $38.6 million, or 11.0%, compared to December 31, 2011. The decreased investment in securities reflects management's current loan growth projections, our inability to invest in liquid short-term securities with meaningful yields and our unwillingness to lengthen the duration of the portfolio during this extended low rate environment.

At September 30, 2012, $51.6 million, or 16.6%, of our available-for-sale securities were invested in U.S. government agencies, compared to $78.3 million, or 22.4%, as of December 31, 2011. At September 30, 2012, $103.7 million, or 33.3%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $124.2 million, or 35.5%, as of December 31, 2011. At September 30, 2012, $143.4 million, or 46.1% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $135.9 million, or 38.8%, as of December 31, 2011. Early in 2012, we reinvested the proceeds of maturing fixed rate mortgage-backed securities and U.S. government agencies into floating rate nonagency mortgage-backed securities. However, due to the limited supply and price appreciation of this asset class, we have been unable to increase our investment in nonagency mortgage-backed securities. Such nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. This has allowed us to shorten the effective duration of the portfolio which helps position our balance sheet for a potential rising rate environment and it achieves a better mix of earning assets. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. The underlying collateral of our nonagency portfolio consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends and our overall liquidity and interest rate risk management objectives. Accordingly, the size and composition of the investment portfolio could change meaningfully over time.

Following is a summary of our available-for-sale investment portfolio for the periods presented.

	September 30, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$50,235	$51,610	$76,976	$78,270
States and political subdivisions	11,752	12,180	10,740	11,096
Residential mortgage-backed securities — nonagency	135,028	143,401	145,768	135,943
Residential mortgage-backed securities — agency	37,581	39,162	30,031	31,454
Collateralized mortgage obligations	62,346	64,578	90,159	92,794
Corporate securities	392	392	372	372
Total	$297,334	$311,323	$354,046	$349,929

The following table shows contractual maturities and yields on our investments at September 30, 2012. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government Securities		States and Political Subdivisions		Mortgage-backed Securities		Other Investments
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$10,004.39%		$847	1.53%	$—	—%	$—	—%
After one year through five years	23,075	1.25%	3,968.66%		—	—%	392	17.03%
After five years through 10 years	7,493	2.52%	999	4.44%	13,270	1.87%	—	—%
After 10 years	11,038	1.56%	6,366	6.92%	233,871	3.33%	—	—%
Total	$51,610	1.32%	$12,180	4.22%	$247,141	3.25%	$392	17.03%

Loans

Total loans outstanding at September 30, 2012 and December 31, 2011 were approximately $1.4 billion as of each date, net of any allowance for loan losses, unamortized loan origination fees and applicable discounts.

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

As seen below, during the nine months ended September 30, 2012, our noncovered loans increased by $236.3 million, or 33.7%, and our covered loans decreased by $259.1 million, or 31.9%, from December 31, 2011. We have planned for and expect these trends to continue. The covered loans will decrease as they are collected or charged-off or the underlying collateral is foreclosed on and sold. Our covered loans may increase in the future if we acquire more banks from the FDIC with loss share agreements. Our noncovered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a net decrease in loans receivable.

The following table summarizes the composition of our loan portfolio for the periods presented.

	September 30, 2012				December 31, 2011
(dollars in thousands)	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$249,739	$98,546	$348,285	23.4%	$162,382	$190,110	$352,492	23.3%
Other commercial real estate	411,574	165,148	576,722	38.7%	307,814	233,575	541,389	35.8%
Total commercial real estate	661,313	263,694	925,007	62.1%	470,196	423,685	893,881	59.1%
Commercial & industrial	33,817	21,281	55,098	3.7%	35,817	38,174	73,991	4.9%
Owner-occupied real estate	163,327	100,151	263,478	17.7%	139,128	143,523	282,651	18.7%
Total commercial & industrial	197,144	121,432	318,576	21.4%	174,945	181,697	356,642	23.6%
Residential real estate	41,514	156,368	197,882	13.2%	33,738	189,109	222,847	14.7%
Consumer & other	37,360	11,512	48,872	3.3%	22,150	17,663	39,813	2.6%
Total gross loans receivable, net of deferred fees	937,331	553,006	1,490,337	100.0%	701,029	812,154	1,513,183	100.0%
Less - allowance for loan losses	(14,330)	(46,411)	(60,741)		(10,207)	(59,277)	(69,484)
Total loans, net	$923,001	$506,595	$1,429,596		$690,822	$752,877	$1,443,699

FDIC Receivable for Loss Share Agreements and Clawback Liability

As of September 30, 2012, 37.1% of our outstanding principal balance of loans and 98.5% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us for between 80% and 95% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $355.7 million as of September 30, 2012 and $529.4 million as of December 31, 2011. The decline in the amount of FDIC receivable is largely attributable to cash proceeds we received from the FDIC related to our realized losses on covered assets. The balance of the FDIC receivable is also reduced or increased as a result of changes in estimated cash flows to be received from the FDIC from transactions in the covered assets. When these transactions are recorded, we also record an offsetting amount in our consolidated statements of income.

Within 45 days of the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we may be required to reimburse the FDIC in the event that losses on covered assets do not reach original expected losses, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. As of September 30, 2012 we have recorded a $763,000 liability to the FDIC related to the NorthWest Bank & Trust acquisition, which is included in other liabilities in our consolidated statements of financial condition.

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

At September 30, 2012, our total ALL for noncovered and covered loans was $60.7 million, a decrease of $8.7 million compared to December 31, 2011. The ALL at September 30, 2012 reflected net charge-offs of $48.8 million on noncovered and covered loans and total provisions for loan losses of $11.8 million for the nine months ended September 30, 2012, net of $28.3 million recorded through the FDIC loss-share receivable.

Our noncovered ALL increased $4.1 million to $14.3 million at September 30, 2012, compared to $10.2 million at December 31, 2011. The provision for loan losses charged to expense was $4.7 million for the nine months ended September 30, 2012 compared to $3.6 million for the same period in 2011. The increase in our noncovered ALL during 2012 is due to loan growth and management's further evaluation and refinement of loans specifically reviewed for losses. The noncovered ALL to total noncovered loans held for investment was 1.53% at September 30, 2012, compared to 1.46% at December 31, 2011.

Our covered ALL decreased $12.9 million to $46.4 million at September 30, 2012, compared to $59.3 million at December 31, 2011. During 2011, we established the covered ALL due to evidence of additional credit deterioration in our covered portfolio subsequent to initial fair valuation. During the nine months ended September 30, 2012, the review of performance of the loan pools as well as specifically reviewed loans resulted in an increase in the overall loss expectation by $35.3 million, which resulted in a net provision for loan losses of $7.1 million for the nine months ended September 30, 2012. The increase in the covered ALL was primarily due to deterioration in the underlying credit support for certain loan pools as well as specifically reviewed loans.

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

The following table summarizes the activity in our allowance for loan losses related to our noncovered and covered loans for the periods presented.

	Nine Months Ended September 30
	2012			2011
(dollars in thousands)	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total
Balance, at the beginning of period	$10,207	$59,277	$69,484	$5,351	$—	$5,351
Charge-offs:
Construction, land & land development	287	40,389	40,676	68	1,974	2,042
Other commercial real estate	223	7,104	7,327	36	279	315
Total commercial real estate	510	47,493	48,003	104	2,253	2,357
Commercial & industrial	75	1,507	1,582	1,037	—	1,037
Owner-occupied real estate	—	2,254	2,254	104	—	104
Total commercial & industrial	75	3,761	3,836	1,141	—	1,141
Residential real estate	73	4,037	4,110	25	—	25
Consumer & other	9	204	213	120	—	120
Total charge-offs	$667	$55,495	$56,162	$1,390	$2,253	$3,643
Recoveries on loans previously charged-off:
Construction, land & land development	2	6,124	6,126	3	—	3
Other commercial real estate	71	657	728	—	—	—
Total commercial real estate	73	6,781	6,854	3	—	3
Commercial & industrial	4	11	15	7	—	7
Owner-occupied real estate	—	329	329	2	—	2
Total commercial & industrial	4	340	344	9	—	9
Residential real estate	1	168	169	—	—	—
Consumer & other	2	—	2	83	—	83
Total recoveries	$80	$7,289	$7,369	$95	$—	$95
Net charge-offs	587	48,206	48,793	1,295	2,253	3,548
Provision for loan losses	4,710	35,340	40,050	3,614	22,800	26,414
Benefit attributable to FDIC loss share agreements	—	(28,280)	(28,280)	—	(19,534)	(19,534)
Total provision for loan losses charged to operations	4,710	7,060	11,770	3,614	3,266	6,880
Provision for loan losses recorded through the FDIC loss share receivable	—	28,280	28,280	—	19,534	19,534
Balance, at end of period	$14,330	$46,411	$60,741	$7,670	$20,547	$28,217
Allowance for loan losses to loans receivable	1.53%	8.39%	4.08%	1.18%	2.67%	1.99%
Ratio of net charge-offs to average loans outstanding	.09%	9.11%	4.25%	.38%	.34%	.36%

Allocation of Allowance for Loan Losses

The following tables present the allocation of the allowance for loan losses and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Loans to total Loans	Amount	% of Loans to total Loans
Noncovered loans:
Construction, land & land development	$4,388	16.8%	$2,422	10.7%
Other commercial real estate	5,185	27.6%	4,048	20.3%
Total commercial real estate	9,573	44.4%	6,470	31.0%
Commercial & industrial	589	2.3%	591	2.4%
Owner-occupied real estate	2,543	11.0%	2,257	9.2%
Total commercial & industrial	3,132	13.3%	2,848	11.6%
Residential real estate	891	2.8%	561	2.2%
Consumer & other	734	2.5%	328	1.5%
Total allowance for noncovered loans	$14,330	63.0%	$10,207	46.3%
Covered loans:
Construction, land & land development	$14,623	6.6%	$25,300	12.6%
Other commercial real estate	13,997	11.1%	12,032	15.4%
Total commercial real estate	28,620	17.7%	37,332	28.0%
Commercial & industrial	5,818	1.4%	3,371	2.5%
Owner-occupied real estate	(2,772)	6.7%	4,202	9.5%
Total commercial & industrial	3,046	8.1%	7,573	12.0%
Residential real estate	15,997	10.5%	14,372	12.5%
Consumer & other	(1,252)	.7%	—	1.2%
Total allowance for covered loans	$46,411	37.0%	$59,277	53.7%
Total allowance for loan losses	$60,741	100.0%	$69,484	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, other real estate owned and foreclosed property. Management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

Substantially all of our covered loans were acquired with evidence of deteriorated credit quality and are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As a result, we do not consider loans acquired with evidence of deteriorated credit quality to be nonperforming assets as long as their expected cash flows can be estimated. Moreover, in addition to being covered by loss share agreements, these assets were marked to fair value at the time of acquisition, mitigating much of our potential loss on these assets.

At September 30, 2012, all loans accounted for under ASC Topic 310-30 continue to accrete income, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the present value of expected future cash flows is being recognized on all acquired loans. Therefore, management has included asset quality measures that excluded these loans in the table in this section.

Noncovered nonaccrual loans are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent. Substantially all of our noncovered nonaccrual loans are collateral dependent and, therefore, are valued at the fair values of collateral. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale. We record other real estate owned at the estimated market value, less disposal costs, at the date of acquisition.

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

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At September 30, 2012, we did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the periods presented.

	At September 30, 2012			At December 31, 2011
(dollars in thousands)	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total
Nonaccrual loans	$4,117	$—	$4,117	$1,905	$—	$1,905
Troubled debt restructurings not included above (1)	1,297	—	1,297	256	—	256
Total nonperforming loans	5,414	—	5,414	2,161	—	2,161
Other real estate owned	892	57,595	58,487	1,210	84,496	85,706
Total nonperforming assets	$6,306	$57,595	$63,901	$3,371	$84,496	$87,867
Nonperforming loans to total loans	.58%	—%	.36%	.31%	—%	.14%
Nonperforming assets to total loans and other real estate owned	.67%	9.43%	4.13%	.48%	9.42%	5.50%
(1) The above amount includes nonaccruing troubled debt restructurings of $14,000 and $256,000 as of September 30, 2012 and December 31, 2011, respectively.

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $63.9 million, or 4.1% of total loans and other real estate owned, at September 30, 2012, compared to $87.9 million, or 5.5% of total loans and other real estate owned, at December 31, 2011. Of the $63.9 million in nonperforming assets at September 30, 2012, $57.6 million related to assets that are covered by loss share agreements with the FDIC. Of the $87.9 million in nonperforming assets at December 31, 2011, $84.5 million related to assets that were covered by loss share agreements with the FDIC. Total nonperforming covered assets accounted for 90.1% and 96.2% of total nonperforming assets at September 30, 2012 and December 31, 2011, respectively.

At both September 30, 2012 and December 31, 2011, we had no accruing noncovered loans greater than 90 days past due. At September 30, 2012 and December 31, 2011, a significant portion of our covered loans were past due, including many that were 90 days or greater past due.

Potential problem loans, excluding covered loans which are not included in nonperforming loans, amounted to $6.9 million, or .7%, of total noncovered loans outstanding at September 30, 2012, compared to $11.3 million, or 1.6%, of total noncovered loans outstanding at December 31, 2011. Potential problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.
Deposits
Total deposits at September 30, 2012 decreased approximately 7.6%, or $174.2 million, from December 31, 2011. During the nine months ended September 30, 2012, we continued to enhance our deposit product offerings for both commercial and individual customers. The level of deposits was also supported by relatively strong liquidity in our deposit base, limited alternative investment opportunities in the low rate environment and the availability of unlimited deposit insurance coverage on certain deposit products. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

Our overall mix of deposits improved during the nine months ended September 30, 2012, with noninterest-bearing deposits increasing $70.6 million to approximately $367.8 million and representing 17.3% of total deposits, compared to 12.9% at December 31, 2011. The increase in noninterest-bearing deposits resulted primarily from new business checking accounts.

Interest-bearing demand deposits decreased $34.7 million during the nine months ended September 30, 2012, primarily resulting from the seasonality of some of our municipal deposits, while interest-bearing deposits in savings and money market accounts decreased $179.8 million, primarily resulting from our strategic decision to lower our cost of funds. Time deposits, which are comprised mostly of certificates of deposits ("CDs"), decreased $30.2 million during the nine months ended September 30, 2012. The short duration of our CD portfolio provides an opportunity to aggressively reprice deposits. Due to our strategy of decreasing our cost of funds and strengthening our deposit mix, we were not able to renew all maturing deposits. Customers with maturing CD's during the nine months ended September 30, 2012 were offered lower rates at renewal resulting in some customers choosing not to renew or shifting their deposits into other products.

The increase in demand deposits and the continued effort to reprice higher cost interest-bearing deposits, resulted in an average cost of funds of 41 basis points for the quarter compared to 92 basis points as of December 31, 2011.

The following table shows the composition of deposits at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$367,762	17.3%	$297,188	12.9%
Interest-bearing demand deposits	324,305	15.3%	359,020	15.6%
Savings and money market accounts	960,714	45.2%	1,140,552	49.6%
Time deposits less than $100,000	209,154	9.8%	275,413	12.0%
Time deposits $100,000 or greater	262,363	12.4%	226,292	9.9%
Total deposits	$2,124,298	100.0%	$2,298,465	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$348,774	—%	$259,910	—%
Interest-bearing demand deposits	318,411.12%		264,703.22%
Savings and money market accounts	1,054,883.49%		1,266,858.86%
Time deposits less than $100,000	237,934.87%		299,992	1.75%
Time deposits $100,000 or greater	242,148.98%		240,404	1.98%
Total deposits	$2,202,150.45%		$2,331,867.92%

The maturity distribution of our time deposits of $100,000 or greater at September 30, 2012 was as follows:

(in thousands)
Three months or less	$26,269
Over three through six months	25,034
Over six though twelve months	59,371
Over twelve months	151,689
Total	$262,363

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the nine months ended September 30, 2012 and for the year ended December 31, 2011, and the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts outstanding for each period and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. In 2010, we sold a junior participation interest in three loans. The participation agreements have various provisions regarding collateral position, pricing and other matters. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles us to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with guidance provided in ASC Topic 860, Accounting for Transfers of Financial Assets, because they do not qualify as participating interests. We recorded the transaction as a secured borrowing. At September 30, 2012, the balance of the secured borrowing was $2.5 million, a decrease of approximately $12,000 from December 31, 2011. The loans are recorded at their gross balances outstanding on the balance sheet.

	Ending Balance	Period End Rate	Maximum Month-End Balance	Average for the Period
(dollars in thousands)				Balance	Rate
At or for the nine months ended September 30, 2012
Securities sold under agreements to repurchase and federal funds purchased	$607.10%		$5,575	$2,925.09%
Notes payable	2,527	7.09%	2,537	2,533	8.54%
At or for the year ended December 31, 2011
Securities sold under agreements to repurchase and federal funds purchased	$4,749.10%		$7,463	$3,511.16%
Notes payable	2,539	8.49%	2,563	2,548	9.58%

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At September 30, 2012, we exceeded all minimum regulatory capital requirements as shown in the table below. At September 30, 2012, our shareholders' equity was $428.2 million, or 16.2% of total assets, compared to $397.3 million, or 14.3% of total assets, at December 31, 2011. The primary factors affecting changes in shareholders' equity were our net income and increases in accumulated other comprehensive income during the first nine months of 2012.

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

Although Tier 1 and Tier 2 capital increased during the nine months ended September 30, 2012 from December 31, 2011, Tier 1 Risk-based Capital and Total Risk-based capital ratios decreased. The increase in Tier 1 capital was mainly a result of net income retained during the nine months ended September 30, 2012.  The Tier 2 capital increase was a result of the increase in the allowance for loan losses on both covered and noncovered loans during 2012.  There was also an increase in risk-weighted assets from December 31, 2011 which offset the increases in capital. The increase in risk-weighted assets was due in large part to the increase in our noncovered loan portfolio at higher risk-weights compared to the covered loan portfolio, which continues to decline and carries a lower risk-weighting.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	Bank	Company	Bank	Company
	September 30, 2012	September 30, 2012	December 31, 2011	December 31, 2011
Leverage ratio	14.07%	15.44%	13.23%	13.76%
Tier 1 risk-based capital ratio	27.28%	29.95%	32.47%	33.84%
Total risk-based capital ratio	28.57%	31.23%	33.78%	35.15%

For all periods, the Bank was considered "well capitalized" and we intend to maintain a capital level for the Bank that exceeds the FDIC requirements to be classified as a "well capitalized" bank. In addition, as a condition to the FDIC's approval of the Notice of Change in Control filing of Mr. Evans, Mr. Speight and Mr. Childers, each an executive officer, in connection with the July 2009 recapitalization and acquisition, the Bank was required to execute a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At September 30, 2012 and December 31, 2011, the Bank was in compliance with the Capital Maintenance Agreement.

On June 18, 2012, the federal bank regulatory agencies jointly issued four financial institution letters clarifying one final rule and three proposed rules to establish an integrated regulatory capital framework implementing Basel III capital requirements required under the Dodd-Frank Act. Unless modified, all banks and domestic bank holding companies with assets of $500 million and greater will be required to comply with proposed minimum capital requirements and risk-weighting standards. The requirements are to be phased-in between 2013 and 2019. Although the proposals are not final, based on our current capital position, we do not believe the overall impact will be significant, but costs will be incurred to be compliant.

The Company recognizes the strong capital positions of both the Bank and the Company and regularly assesses options to most effectively deploy capital over both the near and long terms.  Our near term options include, but are not limited to, prudent loan growth, acquisitions that provide a larger customer base and/or complement and expand products and services delivered to our customers, and modest regular dividends.  Longer term options include stock repurchases, special dividends and/or increased regular dividends.

Results of Operations

General

We reported net income of $3.4 million for the three months ended September 30, 2012, compared to $17.1 million for the three months ended September 30, 2011.  Diluted earnings per share were $.10 for the three months ended September 30, 2012, compared to $.53 for the three months ended September 30, 2011. We reported net income of $19.5 million for the nine months ended September 30, 2012, compared to $33.9 million for the nine months ended September 30, 2011. Diluted earnings per share were $.60 for the nine months ended September 30, 2012, compared to $1.04 for the nine months ended September 30, 2011.  Accretion on covered loans under our loss share agreements with the FDIC has materially contributed to our earnings for 2011 and the first nine months of 2012.

We expect that over the near term, as we manage the disposition of our covered loans and other real estate assets acquired from the FDIC as receiver, a significant portion of our earnings will continue to result from accretion income on our covered loan portfolio.  During this period, as we dispose of our covered loans, we also have and plan to grow our balance sheet by replacing our covered loans with new performing loans and related interest income. At September 30, 2012, our noncovered loans totaled $937.3 million, or 62.9% of our total loan portfolio, compared to $701.0 million, or 46.3% of our total loan portfolio at December 31, 2011.

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

Three months ended September 30, 2012 and 2011. Our net interest income on a taxable equivalent basis was $34.3 million for the three months ended September 30, 2012, a decrease of $11.3 million, or 24.8%, compared to the same period last year. Our net interest margin, which is net interest income on a taxable equivalent basis divided by average interest-earning assets, was 6.33% for the three months ended September 30, 2012 compared to 8.50% for the same period last year. Asset yields have decreased which is driven principally by the mix of the loan portfolio shifting more towards noncovered loans that have significantly lower yields compared to covered loans that have much higher yields. Noninterest-bearing deposits have continued to increase during the quarter and now comprise 17.3% of total deposits. This increase in noninterest-bearing transactional account balances, as well as continued aggressive repricing of our higher cost interest-bearing deposits, has resulted in a 38 basis point decrease in our cost of funds compared to September 30, 2011.

Our interest income was $36.4 million for the three months ended September 30, 2012, which included interest and fees earned on noncovered loans of $14.7 million and accretion income on covered loans of $18.9 million. Our interest income was $50.1 million for the three months ended September 30, 2011, which included interest and fees earned on noncovered loans of $10.1 million and accretion income on covered loans of $36.9 million.  Interest and fees earned on noncovered loans increased by $4.6 million, which is mainly attributable to organic loan growth. Accretion income on covered loans has generated volatility in net interest income. Accretion income decreased $18.0 million, which is principally due to fewer covered loans being paid off earlier than expected and no gains recorded from loan pool closeouts in the quarter. This volatility in interest income related to our covered loans will likely continue for the immediate future. Accretion income will fluctuate based on our re-estimation of expected cash flows on acquired loans, the management of our acquired loan portfolio, the timing of loan repayments or liquidation of collateral, and the potential acquisition of new loan portfolios.

Interest expense was $2.2 million for the three months ended September 30, 2012, compared to $4.6 million for the three months ended September 30, 2011, and was comprised almost entirely of interest paid on deposit accounts of $2.2 million for the 2012 period and $4.5 million for the 2011 period. Interest expense is down which is mainly associated with our strategic decision to lower our cost of funds by repricing interest rates on our deposit accounts and managing our deposit mix and liquidity requirements.  The average balance of interest-bearing deposit accounts was $1.8 billion for the three months ended September 30, 2012, compared to $2.0 billion for the three months ended September 30, 2011.

Nine months ended September 30, 2012 and 2011. Our net interest income on a taxable equivalent basis was $116.2 million for the nine months ended September 30, 2012, an increase of $12.3 million, or 11.8%, compared to the same period in 2011. Our net interest margin was 7.40% for the nine months ended September 30, 2012, compared to 6.74% for the same period last year.

Our interest income was $123.7 million for the nine months ended September 30, 2012, which included interest and fees earned on noncovered loans of $40.2 million and accretion income on covered loans of $74.6 million. Our interest income was $122.0 million for the nine months ended September 30, 2011, which included interest and fees earned on noncovered loans of $26.0 million and accretion income on our covered loans of $87.6 million. Interest and fees earned on noncovered loans increased by $14.2 million, which is mainly attributable to organic loan growth. Accretion income on covered loans has generated volatility in net interest income. Accretion income decreased $13.0 million, which is principally due to a reduction in the covered loan portfolio. This volatility in interest income related to our covered loans will likely continue for the immediate future. Accretion income will fluctuate based on our re-estimation of expected cash flows on acquired loans, the management of our acquired loan portfolio, the timing of loan repayments or liquidation of collateral, and the potential acquisition of new loan portfolios.

Interest expense was $7.7 million for the nine months ended September 30, 2012, compared to $18.2 million for the nine months ended September 30, 2011, and was comprised almost entirely of interest paid on deposit accounts of $7.5 million for the 2012 period and $18.0 million for the 2011 period. Interest expense is down which is mainly associated with our strategic decision to lower our cost of funds by repricing interest rates on our deposit accounts and managing our deposit mix and liquidity requirements.  The average balance of interest-bearing deposit accounts was $1.9 billion, or 99.7% of total interest-bearing liabilities for the nine months ended September 30, 2012, compared to $2.1 billion, or 99.7% of total interest-bearing liabilities for the nine months ended September 30, 2011.

The following table presents the accretable discount allocation by acquired bank as of the dates indicated.

	Security Banks		First Security National Bank	Northwest Bank and Trust
		Buckhead Community Bank			United Americas Bank	Community Capital Bank	Piedmont Community Bank

								Total
Three Months Ended September 30, 2012
Balance, beginning of period	$92,891	$48,093	$3,008	$7,724	$14,714	$20,424	$25,511	$212,365
Accretion	(7,189)	(5,142)	(398)	(1,482)	(576)	(2,831)	(1,275)	(18,893)
Transfers to accretable discount (exit events), net	(9,098)	(2,152)	(581)	1,218	1,279	(2,713)	395	(11,652)
Balance, end of period	76,604	40,799	2,029	7,460	15,417	14,880	24,631	181,820

Nine Months Ended September 30, 2012
Balance, beginning of period	97,164	49,866	6,822	9,532	24,860	24,241	18,212	230,697
Accretion	(32,152)	(19,085)	(2,984)	(7,369)	(4,150)	(5,221)	(3,613)	(74,574)
Transfers to accretable discount (exit events), net	11,592	10,018	(1,809)	5,297	(5,293)	(4,140)	10,032	25,697
Balance, end of period	$76,604	$40,799	$2,029	$7,460	$15,417	$14,880	$24,631	$181,820

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2012			September 30, 2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest-bearing deposits in other financial institutions	$333,882	$185.22%		$389,013	$242.25%
Taxable investment securities	280,432	2,571	3.65%	353,426	2,687	3.02%
Nontaxable investment securities, tax-equivalent basis (2)	12,263	163	5.28%	11,823	171	5.74%
Noncovered loans receivable (3)	901,168	14,679	6.48%	601,610	10,096	6.66%
Covered loans receivable	625,701	18,893	12.01%	768,878	36,938	19.06%
Total earning assets	2,153,446	36,491	6.74%	2,124,750	50,134	9.36%
Total nonearning assets	551,688			586,546
Total assets	$2,705,134			$2,711,296

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$321,328	$99.12%		$268,364	$141.21%
Savings & money market deposits	997,939	1,153.46%		1,294,561	2,306.71%
Time deposits less than $100,000	215,048	364.67%		258,196	1,136	1.75%
Time deposits $100,000 or greater	264,222	564.85%		216,408	963	1.77%
Notes Payable	2,529	54	8.49%	2,545	56	8.73%
Securities sold under agreements to repurchase and federal funds purchased	2,448	1.10%		4,098	1.10%
Total interest-bearing liabilities	1,803,514	2,235.49%		2,044,172	4,603.89%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	384,297			260,814
Other liabilities	87,044			27,133
Shareholders’ equity	430,279			379,177
Total liabilities and shareholders’ equity	$2,705,134			$2,711,296
Net interest income		$34,256			$45,531
Net interest spread			6.25%			8.47%
Net interest margin			6.33%			8.50%
(1)   Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above are $57,000 and $60,000 for the three months ended September 30, 2012 and 2011, respectively.
(3)   The above amount includes nonaccrual loans of approximately $4.4 million and $4.1 million for the three months ended September 30, 2012 and 2011, respectively. There are no nonaccrual covered loans.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2011
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Interest-bearing deposits in other financial institutions	$250,977	$442.24%		$337,938	$621.25%
Taxable investment securities	302,062	8,133	3.60%	376,642	7,447	2.64%
Nontaxable investment securities, tax-equivalent basis (2)	11,651	491	5.63%	10,891	488	5.99%
Noncovered loans receivable (3)	827,500	40,235	6.49%	461,307	26,009	7.54%
Covered loans receivable	707,110	74,574	14.09%	874,037	87,559	13.39%
Total earning assets	2,099,300	123,875	7.88%	2,060,815	122,124	7.92%
Total nonearning assets	597,016			659,548
Total assets	$2,696,316			$2,720,363

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$318,411	$296.12%		$249,441	$476.26%
Savings & money market deposits	1,054,883	3,867.49%		1,287,895	9,307.97%
Time deposits less than $100,000	237,934	1,552.87%		292,367	4,537	2.07%
Time deposits $100,000 or greater	242,148	1,774.98%		233,425	3,653	2.09%
Notes Payable	2,533	162	8.54%	2,597	190	9.79%
Securities sold under agreements to repurchase and federal funds purchased	2,925	2.09%		3,341	15.62%
Total interest-bearing liabilities	1,858,834	7,653.55%		2,069,066	18,178	1.17%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	348,774			244,262
Other liabilities	69,390			35,368
Shareholders’ equity	419,318			371,667
Total liabilities and shareholders’ equity	$2,696,316			$2,720,363
Net interest income		$116,222			$103,946
Net interest spread			7.33%			6.75%
Net interest margin			7.40%			6.74%
(1)   Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above are $172,000 and $171,000 for the nine months ended September 30, 2012 and 2011, respectively.
(3)   The above amount includes nonaccrual loans of $4.0 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively. There are no nonaccrual covered loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	vs. September 30, 2011			vs. September 30, 2011
	Increase (Decrease) Due to (1)			Increase (Decrease) Due to (1)
(in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest income:
Noncovered loans	$7,222	$(2,639)	$4,583	$23,117	$(8,891)	$14,226
Covered loans	(5,063)	(12,982)	(18,045)	(18,887)	5,902	(12,985)
Taxable investment securities	(2)	(114)	(116)	(2,452)	3,138	686
Nontaxable investment securities	30	(38)	(8)	44	(41)	3
Interest-bearing deposits in other financial institutions	(31)	(26)	(57)	(152)	(27)	(179)
Total interest income	2,156	(15,799)	(13,643)	1,670	81	1,751

Interest expense:
Total deposits	(184)	(2,182)	(2,366)	(929)	(9,555)	(10,484)
Notes payable	—	(2)	(2)	(4)	(25)	(29)
Securities sold under repurchase agreements and federal funds purchased	—	—	—	—	(12)	(12)
Total interest expense	(184)	(2,184)	(2,368)	(933)	(9,592)	(10,525)
Net interest income	$2,340	$(13,615)	$(11,275)	$2,603	$9,673	$12,276
(1)   Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan Losses

We have established an allowance for loan losses on both noncovered and covered loans through a provision for loan losses charged as an expense on our statements of income.

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

There was no allowance for loan losses recorded at the dates of acquisition for the covered loans in our loan portfolio that we acquired under loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We periodically evaluate the recorded investment in our covered loans and compare our actual losses to estimated losses to determine whether additional allowance is necessary. This re-estimation of cash flows expected to be collected is updated based on changes to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our re-estimated losses exceed the last estimated losses, we record a provision adjustment charged as an expense on our statements of income. In that event, due to the FDIC loss share agreements, we would usually expense between 5% and 20% of the estimated loss, depending upon the applicable loss share agreement to which the loss is related. Conversely, if expected cash flows improve from the last estimate, a recovery is recognized up to the amount of the previous impairment.

Three months ended September 30, 2012 and 2011. Our provision for loan losses on noncovered loans was $1.1 million for both the three months ended September 30, 2012 and 2011. The loan loss provision recorded in both periods was the amount required such that the total allowance for loan losses reflected the appropriate amount, in management’s opinion, to sufficiently cover probable losses in the noncovered loan portfolio and is mostly attributed to an increase resulting from noncovered loan growth.  In addition, our provision for loan losses on covered loans was $5.4 million for the three months ended September 30, 2012, compared to $2.8 million recorded for the three months ended September 30, 2011. The increase in provision expense from year to year is a result of re-estimated cash flows that are less than the last estimates for certain pools of loans and specifically reviewed loans.

Nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, our provision for loan losses on noncovered loans was $4.7 million, compared to $3.6 million for the nine months ended September 30, 2011. The change in the noncovered loan loss provision recorded during the 2012 period compared to the 2011 period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the noncovered loan portfolio and is mostly attributable to an increase in noncovered loan growth. In addition, our provision for loan losses on covered loans was $7.1 million for the nine months ended September 30, 2012, compared to $3.3 million recorded for the nine months ended September 30, 2011. The increase in the covered provision expense from year to year was a result of overall deteriorated credit quality on specifically-reviewed loans, primarily related to land and land development loans, from that which was originally estimated.  This deterioration in credit quality resulted in a decline in cash flows since prior cash flow re-estimations.

Noninterest Income

Three months ended September 30, 2012 and 2011. Noninterest income totaled a negative $3.3 million for the third quarter of 2012, down $9.9 million from a positive $6.7 million in the third quarter of 2011.

The amortization of the FDIC receivable caused the most significant change to noninterest income for the three months ended September 30, 2012.  Amortization expense totaled $6.5 million for the three months ended September 30, 2012, compared to accretion income of $1.8 million for the same period in 2011.  The movement in the FDIC receivable from being increased through accretion to being decreased by amortization was largely driven by the make-up of the portfolio and the amount and timing of expected cash flows on loans and their related effects on the expected cash flows of the FDIC receivable.

Service charges on deposits totaled $1.3 million for the third quarter 2012, down $85,000 or 6.1% for the third quarter 2011. Service charges on deposits are derived primarily from fees related to insufficient funds on check and debit card transactions.

Gains on Federal Home Loan Bank (FHLB) stock redemptions of $.1 million and $.6 million for the three months ended September 30, 2012 and 2011, respectively, resulted from discounts taken on acquired FHLB stock that was later redeemed at the full cost basis.

Nine months ended September 30, 2012 and 2011. Noninterest income totaled a negative $8.3 million for the first nine months of 2012, down $30.9 million from a positive $22.6 million for the same period in 2011.

The amortization of the FDIC receivable caused the most significant change to noninterest income for the nine months ended September 30, 2012.  Amortization expense totaled $17.5 million for the nine months ended September 30, 2012, compared to accretion income of $10.5 million for the same period in 2011.  The movement in the FDIC receivable from being increased through accretion to being decreased by amortization was largely driven by the make-up of the portfolio and the amount and timing of expected cash flows on loans and their related effects on the expected cash flows of the FDIC receivable.

Service charges on deposits totaled $3.7 million for the nine months ended September 30, 2012, down $.5 million, or 12.3%, for the same period in 2011. The decline has primarily been in overdraft fees resulting from decreased utilization of our courtesy overdraft services and is largely attributable to federal government regulations, specifically the Dodd-Frank Act, that impact the nature and pricing of services offered by the Bank, in addition to changes in consumer behavior. We experienced a continued downward trend through the second quarter of 2012, but experienced an increase of $99,071 or 8.3% in the third quarter of 2012.  We expect to be able to maintain this level and grow fee income with new deposit product offerings.

Gains on Federal Home Loan Bank (FHLB) stock redemptions of $.5 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively resulted from discounts taken on acquired FHLB stock that was later redeemed at the full cost basis.

Noninterest Expense

Three months ended September 30, 2012 and 2011. Noninterest expense totaled $19.8 million for the third quarter of 2012, down $2.0 million, or 9.0%, from the third quarter of 2011.  Salaries and employee benefits were our most significant expense totaling $12.8 million, or 64.6% of noninterest expense, for the three months ended September 30, 2012.  Salaries and employee benefits increased $.5 million, or 4.2% as compared to the third quarter of 2011. Salaries and employee benefits increased due to addition of key positions in support areas being fulfilled, merit increases and increases in head count due to our FDIC assisted acquisitions in late 2011.

Occupancy and equipment expenses were $2.5 million, or 12.4% of noninterest expense, for the three months ended September 30, 2012, compared to $2.0 million, or 9.2% of noninterest expense for the 2011 period.  The primary driver surrounding the increase in occupancy and equipment expense is a result of a newly executed lease agreement for office space in metro Atlanta.

Legal and professional expenses were $1.3 million for the three months ended September 30, 2012, a decrease of $493,000, or 28.0%, compared to the same period last year. The decrease is due primarily to greater reliance on internal resources and focus on enhanced management of external resources.

Marketing expenses were $573,000 for the three months ended September 30, 2012, a decrease of $271,000, or 32.1%, compared to the same period last year. The decrease is attributable to the timing of marketing initiatives.

Federal deposit insurance premiums and fees were $378,000, or 1.9% of noninterest expense for the three months ended September 30, 2012, compared to a negative $33,000, for the 2011 period.  The increase in deposit insurance premiums and fees is a result of a change in the calculation of the FDIC assessment in 2011.

Net gains on operations of other real estate owned were negative $484,000, for the three months ended September 30, 2012, and primarily related to other real estate owned covered by loss share agreements with the FDIC.  These costs include net gains on sales of other real estate of $391,000 and a net recovery of foreclosed property expenses of $93,000. Net costs of operations of other real estate owned were $2.0 million for the three months ended September 30, 2011, consisting of losses on sales of other real estate of $295,000 and expenses related to the management and collection of other real estate of $1.7 million.  The decrease in other real estate owned expense as compared to the same period in 2011 is due to the reimbursement rate under our loss share agreements with the FDIC increasing from 80% to 95% for two acquired banks. Consistent with the provision for loan losses for covered loans, we usually expense between 5% and 20% of the expense, depending upon the applicable loss share agreements to which the expense is related, with the remaining balance recorded in the FDIC receivable. As management continues to work through and dispose of covered assets, the expense should continue to decline at a steady rate, absent additional acquisitions. Noninterest expense related to our noncovered other real estate owned continued to be a very small portion of our net costs of operations of other real estate owned.

Nine months ended September 30, 2012 and 2011. Noninterest expense totaled $65.5 million for the nine months ended September 30, 2012, a decrease of $.8 million, or 1.3%, from $66.3 million for the same period in 2011.  Salaries and employee benefits were our most significant expenses totaling $39.4 million, or 60.2% of noninterest expense, for the nine months ended September 30, 2012.  Salaries and employee benefits increased $3.5 million, or 9.9% as compared to the nine months ended September 30, 2011 due to the addition of key positions in support areas being fulfilled, merit increases and increases in head count due to our FDIC assisted acquisitions in late 2011.

Occupancy and equipment expenses were $7.3 million, or 11.2% of noninterest expense, for the nine months ended September 30, 2012, compared to $5.9 million, or 8.9% of noninterest expense for the 2011 period. The primary driver surrounding the increase in occupancy and equipment expense is a result of new space in metro Atlanta.

Legal and professional expenses were $5.0 million for the nine months ended September 30, 2012, a decrease of $220,000, or 4.3%, compared to last year. Legal and professional expenses remained relatively static when compared to the same period last year.

Marketing expenses were $1.2 million for the nine months ended September 30, 2012, a decrease of $1.3 million, or 52.6%, compared to the same period last year. The decrease is attributable to the timing of marketing initiatives.

Federal deposit insurance premiums and fees were $1.2 million, or 1.8% of noninterest expense for the nine months ended September 30, 2012, compared to $1.8 million, or 2.8% of noninterest expense, for the 2011 period.  The decrease in deposit insurance premiums is a result of a change in the calculation of the FDIC assessment for all banks in late 2011 to base assessments on assets rather than deposits. This change had the effect of decreasing assessments for smaller banks that are almost exclusively deposit funded.

Net costs of operations of other real estate owned were $2.1 million, or 3.1% of noninterest expense, for the nine months ended September 30, 2012, and primarily related to other real estate owned covered by loss share agreements with the FDIC.  These costs include net losses on sales of other real estate of $363,000 and expenses related to the management and collection of other real estate of $1.7 million.  Net costs of operations of other real estate owned were $6.4 million, or 9.7% of noninterest expense, for the 2011 period.  These costs include losses on sales of other real estate of $2.9 million and expenses related to the management and collection of other real estate of $3.5 million.  The decrease in other real estate owned expense is directly related to a reduction in covered other real estate owned volumes from one period to the next.

Income Taxes

We incurred income tax expense of $1.3 million and $9.4 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, income tax expense was $19.5 million, $8.2 million lower than for the same period of 2011. Our effective tax rate was a relatively constant 36.0% and 36.2%, respectively.

Off-Balance Sheet Arrangements

Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2012, unfunded commitments to extend credit were $267.1 million. A significant portion of the unfunded commitments related to commercial and residential real estate and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral required, if deemed necessary, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At September 30, 2012, there were commitments totaling approximately $2.4 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

We have entered into interest rate swap contracts with notional amounts totaling $76.8 million as of September 30, 2012, for the purpose of converting fixed rate loans to variable rates. The fair value of the swaps were $2.8 million as of September 30, 2012 and were recorded as a liability, compared to the fair value of $1.0 million recorded as a liability as of December 31, 2011. Note 10 to the consolidated financial statements located in Item I of this Quarterly Report on Form 10-Q provides additional information on these contracts.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Contractual Obligations

In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of September 30, 2012.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$19,045	$1,134	$3,827	$3,324	$10,760

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

At September 30, 2012, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $352.9 million, or 13.3% of total assets. Our available-for-sale securities at September 30, 2012 amounted to $311.3 million, or 11.8% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2012, core deposits were 141% of total loans, compared with 158% at December 31, 2011. We maintain seven federal funds lines of credit with correspondent banks totaling $160.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2012, we had no advances from the FHLB and a remaining credit availability of $52.3 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $28.9 million secured by certain loans in our loan portfolio.

As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited FDIC insurance coverage for noninterest-bearing demand transaction accounts was extended through December 31, 2012. This component of the Dodd-Frank Act served to extend unlimited insurance coverage which was initially established by the FDIC's Transaction Account Guarantee Program (TAGP) on October 13, 2008. Under current law, insurance coverage for noninterest-bearing demand deposits will decline to a level of $250,000 per depositor after December 31, 2012. We do not anticipate any material changes to liquidity if this coverage is extended or not.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2012. Based on the simulation run at September 30, 2012, annual net interest income would be expected to decrease approximately 1.1%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to decrease approximately 2.1%. If they decreased 100 basis points from current rates, net interest income is projected to increase 2.5%. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	September 30, 2012	December 31, 2011
+200	(2.10)	(3.45)
+100	(1.12)	(1.63)
-100	2.46	.63
-200	Not meaningful	Not meaningful

We continue to be moderately liability sensitive over the near term.  This is primarily due to the use of rate floors on our noncovered variable-rate loans and the extent to which these floors exceed the indexed rates in the current low rate environment. This will limit the benefit to our loan yields from any rise in market rates as the economy recovers until the change in the index rates become larger than the difference in the floor rate and note rate.  We continue to manage our deposit rates and funding mix to maintain a favorable net interest margin, but the ability to further reduce funding costs has become limited after a sustained period of low market rates.
At September 30, 2012, approximately 77.4% of our loans will reprice or mature within one year. Approximately 88.4% of our interest-bearing liabilities reprice or mature within one year. However, interest rate movements typically result in changes in interest rates on assets that are different in magnitude from the corresponding changes in rates paid on liabilities. While a substantial portion of our loans reprice within the next three months, a large majority of our deposits will also reprice within the same three-month period. The increased use of rate floors on our noncovered loans has partially muted the impact of the overall lower rate environment on loan yields. Approximately 88.1% of the outstanding balance of our noncovered variable rate loans are subject to a rate floor, of which 77.7% are current sitting at the floor rate.
Our investment securities portfolio also provides a balance to interest rate risk. At September 30, 2012, approximately 57.1% were variable rate securities and the entire portfolio had a duration of 1.5 years. Over the longer term, the size and composition of the investment portfolio will reflect balance sheet trends and our overall liquidity and interest rate risk management objectives.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of September 30, 2012, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on September 21, 2012)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2012 and 2011, (v)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.(1)

(1)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

November 9, 2012	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

November 9, 2012	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

10.1	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on September 21, 2012)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2012 and 2011, (v)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.(1)

(1)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.