Form 10-K
period 2012-12-31
STATE BANK FINANCIAL CORP
filed 2013-03-15
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 000-54056

STATE BANK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	27-1744232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3399 Peachtree Road, NE, Suite 1900 Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)
 404-475-6599
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $480.9 million.

The number of shares outstanding of the registrant’s common stock, as of March 15, 2013 was 31,908,665.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors, for a description of some of the important factors that may affect actual outcomes.

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

As a result of the private offering and our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 21 full service branches throughout middle Georgia and metropolitan Atlanta, Georgia. We offer a variety of community banking services to individuals and businesses within our markets. Our product lines include loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers.

As of December 31, 2012, our total assets were approximately $2.7 billion, our total loans receivable were approximately $1.5 billion, our total deposits were approximately $2.1 billion and our total shareholders' equity was approximately $430 million. The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326. The Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210.

        Unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank and Trust Company, except that if the discussions relate to a period before July 23, 2010 (the date the Company became the bank holding company of the Bank), these terms refer solely to State Bank and Trust Company. All references to the "Bank" refer to State Bank and Trust Company. In this annual report on Form 10-K, we refer to each of the twelve financial institutions we have acquired pursuant to FDIC-assisted transactions collectively as the "Acquired Banks"; and we refer to the indemnification assets and other receivables associated with the FDIC loss share agreements related to the Acquired Banks as the "FDIC receivable."

Strategic Plan

As a result of our twelve FDIC-assisted acquisitions since July 2009, and the fair value discounts associated with each acquisition, we anticipate that a significant portion of our revenue over the next year or two will continue to be derived from the realization of accretable discounts on the loans that we purchased. For example, for the year ended 2012 we recognized $69.8 million of income, or 46.8% of our total revenue for the year, from the realization of accretable discounts on acquired loans offset by amortization expense on the FDIC receivable. (See below "Lending Activities-General" for an explanation of "accretable discounts.") We also plan to continue to grow our loan portfolio through traditional community bank lending. For the year ended December 31, 2012, we had noncovered organic loan growth of $284.5 million, up 40.6%, from 2011.

Despite our organic loan growth, in the short term, we expect that the resolution of our nonperforming assets acquired under loss share agreements with the FDIC in connection with the acquisitions of the Acquired Banks will result in decreasing loan balances as we work to reduce and resolve these nonperforming assets and, when necessary, liquidate the real estate collateral associated with these loans. We will also seek other strategic opportunities, such as acquisitions of select loan portfolios, whole loans and loan participations from correspondent banks and specialty lenders, open bank acquisitions and participation in the resolution of failed institutions including loans acquired and marketed by the FDIC from failed banks. We will also consider the purchase of select lines of business that complement our existing operations, such as our acquisition of Altera Payroll, a payroll services company, in the fourth quarter of 2012.

To achieve our goals, we have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture. The members of our management team have close ties to, and are actively involved in, the communities in which we operate, which is critical to our relationship banking focus. In addition, we have completed the integration of the banks acquired in our FDIC-assisted acquisitions, and we believe our senior management team has implemented the necessary infrastructure to allow us to integrate effectively any future acquisitions, and successfully manage the covered assets under loss share agreements with the FDIC.

Our Market Area

Our primary market areas are middle Georgia (including Macon) and metropolitan Atlanta. In addition to our administrative offices and a limited service branch located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326, we operate 21 full service banking offices. We have branches in the following counties in Georgia: Bibb, Clayton, Cobb, Dooly, Houston, Fulton, Gwinnett and Jones.

The following table shows key demographic information about our market areas, (in thousands):

Market Area	Deposits in Market Area(1)	2012 Total Market Share(1)	2012 Rank in Market(1)	2011 Population(2)	2011-2016 Projected Population Growth(2)	2011 Median Household Income(2)	2011-2016 Projected Growth in Household Income(2)
Middle Georgia
Bibb	$2,532,454	27.01%	1	156,637	1.49%	$35,909	20.70%
Dooly	145,453	14.52	3	15,252	3.16	31,594	10.82
Houston	1,255,253	18.18	2	143,987	8.93	51,996	19.02
Jones	277,423	84.88	1	28,743.95		45,023	20.39
Metro Atlanta
Clayton	$1,461,096	4.14%	6	258,444	(0.61)%	$43,444	18.50%
Cobb	10,446,016.62		20	695,507	3.54	60,606	21.99
Fulton	64,382,697	1.21	8	949,082	8.14	54,714	21.65
Gwinnett	12,405,425.85		17	816,116	5.85	62,236	21.96

Source: SNL Financial, except where otherwise noted.
(1) Deposit data as of June 30, 2012 is for banks and thrifts only and does not include credit unions.
(2) Source: ESRI, as provided by SNL Financial. Demographic data is provided by ESRI based primarily on U.S. Census data. For non-census year data, ESRI uses samples and projections to estimate the demographic data.

Competition

The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions. Competition among financial institutions is based on interest rates offered on deposit accounts, structure, terms and interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of products and services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate in our market areas and elsewhere.

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

Loss Share Resolution

        Our twelve FDIC-assisted acquisitions significantly expanded our asset and liability base. Because of the loss protection provided by the FDIC, the risks associated with the loans and foreclosed real estate we acquired in our FDIC-assisted acquisitions are significantly different from the risks associated with our loans and foreclosed real estate that are not covered under the FDIC loss share agreements. We refer to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "noncovered loans." As of December 31, 2012, our covered loans totaled $474.7 million, or 32.5% of total loans, and our noncovered loans totaled $985.5 million, or 67.5% of total loans. Given the FDIC loss share protection for our covered loans, our business model since July 24, 2009, and for the immediate future, relies heavily on our loss share resolution business and on the income generated from the remediation and disposal of the assets we acquired from the FDIC.

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

We have also created a Special Assets Division comprised of bankers with extensive experience working with borrowers in distressed situations to manage the portion of the covered asset portfolio that consists of sub-performing loans, nonperforming loans and other real estate owned. The immediate objective of the Special Assets Division is to remediate the problem covered assets to a satisfactory level of performance or, when that cannot be achieved, liquidate the collateral securing a loan in a manner to minimize the loss to the Bank and the FDIC. The Special Assets Division Finance Department, working closely with the remainder of the Special Assets Division, manages and tracks all expenses and losses on covered assets and reports these expenses and losses to the FDIC for reimbursement on a quarterly basis, as applicable. The FDIC typically reimburses us for our reported losses and expenses within 45 to 60 days after submission acceptance.

We monitor compliance with the loss share agreements through the Regulatory Relations Department, a subpart of the Bank's Risk Management Division. Specially trained personnel within the Regulatory Relations Department are responsible for reviewing the management of our covered assets to ensure full compliance with the loss share agreements. The FDIC completed the Bank's most recent loss share compliance examination on September 28, 2012.

Lending Activities

General

We offer a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans, agriculture and consumer loans. Our customers are generally individuals, owner-managed businesses, farmers, professionals, real estate investors and smaller community banks within our market areas. At December 31, 2012, we had net total loans of $1.4 billion, representing 63.1% of our total earning assets.

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

At December 31, 2012, loans secured by first or second mortgages on real estate comprised approximately $782.0 million, or 53.6%, of our loan portfolio. Of these loans, 35.9% are covered by loss share agreements with the FDIC. These loans generally fall into one of three categories: other commercial real estate loans and residential real estate loans.

•
Other Commercial Real Estate Loans.  At December 31, 2012, other commercial real estate loans amounted to $596.7 million, or approximately 40.9% of our loan portfolio. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.

•
Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically originate these loans for third-party investors. At December 31, 2012, residential real estate loans amounted to $185.2 million, or 12.7% of our loan portfolio, of which home equity loans totaled $50.9 million, or 27.5% of the residential real estate loan portfolio.

Real Estate Construction and Development Loans

        At December 31, 2012, real estate construction and development loans amounted to $311.7 million, or approximately 21.3% of our loan portfolio. Of these loans, 26.1% are covered by loss share agreements with the FDIC. We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent leasing and/or sale of the property. Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	a downturn in the real estate market;

•	rising interest rates which may prevent sale of the property; and

•	failure to lease or sell completed projects in a timely manner.

We attempt to reduce the risks associated with construction and development loans by obtaining personal guarantees, as appropriate, and by keeping the loan-to-value ratio of the completed project within regulations as promulgated by both the FDIC and the Georgia Department of Banking and Finance.

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

We make commercial construction loans to borrowers for the purpose of financing the construction of a commercial development. These loans are further categorized depending on whether the borrower intends (a) to occupy the finished development (owner-occupied) or (b) to lease or sell the finished development (nonowner-occupied).

Commercial and Industrial and Owner-Occupied Real Estate Loans

•
Commercial and Industrial. At December 31, 2012, commercial and industrial loans amounted to $50.2 million, or 3.5% of our total loan portfolio. Of these loans, 29.6% are covered by loss share agreements with the FDIC. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas. While these loans may have real estate as partial collateral, many are secured by various other assets of the borrower including but not limited to accounts receivable, inventory, furniture, fixtures, and equipment. Our underwriting and management of the credit take into consideration the fluid nature of receivables and inventory collateral, where appropriate. Our repayment analysis includes a consideration of the cash conversion cycle, historical cash flow coverage, the predictability of future cash flows, together with the overall capitalization of the borrower.

•
Owner-Occupied Real Estate Loans.  At December 31, 2012, owner-occupied real estate loans amounted to $259.1 million, or approximately 17.7% of our loan portfolio. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business, as cash flow from the business is considered the primary source of repayment.

Consumer and Other Loans

        At December 31, 2012, consumer and other loans amounted to $57.2 million, or 3.9% of our loan portfolio. Of these loans, 19.1% are covered by loss share agreements with the FDIC. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, balance sheet composition, past credit history and the availability and value of collateral. Consumer loan interest rates are both fixed and variable. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be more difficult to assess, more likely to decrease in value, and is more difficult to control, than real estate.

Loan Approval

        Certain credit risks are inherent in making loans. These credit risks include repayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. We employ consistent analysis and underwriting to examine credit information and prepare underwriting documentation. We monitor and approve exceptions to policy as required, and we also track and address document exceptions.

        Our loan approval policy provides for a centralized lending group on commercial and consumer relationship debt less than $500,000 as well as modest officer lending limits on relationship debt greater than $500,000. Approval concurrence from experienced credit risk managers is required as the size of the transaction increases. Loans underwritten outside of Centralized Lending are required to be post reported through Loan Committee. Loan Committee is composed of the Executive Risk Officer, Executive Banking Officer, Chief Banking Officer, Chief Credit Officer, and applicable Regional Credit Officer or Correspondent Lending Director. We maintain a single borrower internal lending limit of $20.0 million, of which no more than $5.0 million may be unsecured. The board of directors has authorized the Bank with lending authority up to $40.0 million for any relationship of which no more than $10.0 million may be unsecured. Any time a single transaction exceeds $10.0 million or a relationship's total credit exposure exceeds $20.0 million, approval of our executive officers is required. As a bank policy, we do not make loans to any director, officer at the Senior Vice President level or above, or principal shareholder, or the related interests of each.

Credit Administration and Loan Review

All loans are rated at inception according to the Bank's credit grading system. The credit rating for consumer loans is determined by Centralized Consumer Underwriting. The credit rating for commercial loans is recommended by the relationship manager and ultimately determined by the officers or loan committee, as applicable, that authorized approval of the loan. It is the responsibility of the relationship manager to assess the accuracy of the credit ratings assigned to relationships with total credit exposure greater than $50,000 on a quarterly basis. The credit rating on loans less than $50,000 will remain unchanged unless the loan is part of a larger relationship. As such, the primary review mechanism for managing these loans is the past due report. In our quarterly noncovered allowance for loan loss analysis, loans that are less than $50,000 and are over 60 days past due are reclassified and are treated as substandard and are reserved for as a homogeneous pool, subject to the appropriate loss factor. A reassessment of a loan's credit rating may also be triggered by the noncompliance with financial or reporting covenants, review of financial information, or changes in the primary collateral securing the loan.

Our Credit Administration and Risk Departments assess portfolio trends, concentration risk, and other loan portfolio measurements to gauge the systemic risk that may be inherent in our lending practices and procedures. Our loan review activity is primarily coordinated by the Internal Loan Review Department. Our internal loan review function was expanded in 2012, with the addition of a Director of Loan Review and one loan review staff member. Our internal loan review is risk-based, concentrating on those areas with the highest perceived risk. We also engaged a third party loan review firm to supplement the work of our Internal Loan Review Department. The scope of our third party loan review was based on the areas of the highest perceived risk in both our noncovered and covered loan portfolios. For the year ended December 31, 2012, loans reviewed totaled $581.9 million, which represents 38.4% of total average loans during 2012. The objective of each review was to assess the accuracy of our internal risk ratings; adherence to applicable regulations and bank policies; documentation exceptions; and potential loan administration deficiencies. The third party loan review firm noted the Bank's underwriting and loan portfolio management was adequate. Loan administration was satisfactory with recommendations noted for certain areas of collateral and financial statement tracking. Management has implemented an action plan to address such recommendations.

Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the Bank's capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2012, our legal lending limits were approximately $41.8 million (15%) and $69.7 million (25%), respectively, and we maintained an internal lending limit of $10.0 million unsecured and $40.0 million secured. We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits. In the current economic environment, however, it has been difficult to sell participations to other financial institutions. As market conditions improve and banks are in need of loan growth, we expect to be able to sell participations in soundly underwritten loans.

Deposit Products

We offer a full range of deposit products and services that are typically available in most banks and savings institutions, including checking accounts, commercial operating accounts, savings and money market accounts and short-term to longer-term certificates of deposit. Transaction accounts and certificates of deposit are tailored to and offered at rates competitive to those offered in our primary market areas. In addition, we offer certain retirement account services. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our branch infrastructure and direct banking strategy will assist us in obtaining deposits from local customers in the future.

Treasury and Management Services

We offer business and commercial clients who need more complex treasury and cash management services a suite of tools that help them to better control and maximize cash flow. Collection and concentration services include ACH origination, remote deposit capture, retail and wholesale lockbox, wire services and overnight sweeps. We offer disbursement services that include Zero Balance Accounts, ACH origination, wire services, enhanced on-line billpay, payroll processing, person-to-person payments and bank-to-bank transfers. Enhanced fraud controls include PositivePay, ACH Debit block, and Trusteer Rapport malware protection. Our on-line cash management system can be controlled and managed from multiple locations, with around-the-clock access.

Payroll Services

On October 15, 2012, we acquired substantially all of the assets of Altera Payroll, Inc., a payroll services company, for $5.7 million. Altera Payroll will operate as a division of the Bank and will focus on the payroll needs of small and midsized businesses. We expect that the acquisition of Altera Payroll will diversify our revenue beyond our existing business lines.

Employees

As of December 31, 2012, we had 577 full-time employees and 28 part-time employees for a total of 605 employees.

Availability of Information

Our investor website can be accessed at www.statebt.com under "Investors." Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption "SEC Filings" promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Documents filed with the SEC are also available free of charge on the SEC's website at www.sec.gov.

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

The following discussion is not intended to be a complete list of all of the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption since the inception of the global financial crisis. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many financial institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans, especially real estate collateral. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers continue to be unable to repay their loans in accordance with their terms, and the collateral securing these loans has, in some cases, declined below the loan balances. In response to the challenges facing the financial services sector, the following regulatory and governmental actions have been enacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which, among other things, changed the oversight and supervision of financial institutions, introduced minimum capital requirements, created a new federal agency to regulate consumer financial products and services and implemented changes to corporate governance and compensation practices. The act is focused in large part on the financial services industry, particularly large bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that affect us, including:

•
Minimum Leverage and Risk-Based Capital Requirements.  Under the Dodd-Frank Act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions.

•
Deposit Insurance Modifications.  The Dodd-Frank Act modified the FDIC's assessment base upon which deposit insurance premiums are calculated. The new assessment base equals our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also makes permanent the increase in maximum federal deposit insurance limits from $100,000 to $250,000.

•
Creation of New Consumer Protection Bureau.  The Dodd-Frank Act created a new Bureau of Consumer Financial Protection within the Federal Reserve with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection has broad rule-making authority for a wide range of consumer protection laws that apply to all insured depository institutions. The Bureau of Consumer Financial Protection has examination and enforcement authority over all depository institutions with more than $10 billion in assets. Depository institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable bank regulators.

The Dodd-Frank Act also authorizes the Bureau of Consumer Financial Protection to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower's ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the Bureau of Consumer Financial Protection. On January 10, 2013, the Bureau of Consumer Financial Protection published final rules to, among other things, define “qualified mortgage” and specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan's monthly payments. For example, the rules extend the requirement that creditors verify and document a borrower's “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules will take effect on January 10, 2014. The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

•
Executive Compensation and Corporate Governance Requirements.  The Dodd-Frank Act requires us to include, at least once every three years, a separate nonbinding "say on pay" vote in our proxy statement by which shareholders may vote on the compensation of our named executive officers. In addition, the act also includes provisions that may impact our corporate governance. For instance, the act grants the SEC authority to issue rules that allow shareholders to nominate directors by using the company's proxy solicitation materials and requires the SEC to adopt rules:

•	prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and

•
requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material noncompliance with financial reporting requirements.

Many provisions of the Dodd-Frank Act require the adoption of additional rules to implement the changes. In addition, the Dodd-Frank Act mandates multiple studies that could result in additional legislative action. Governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Basel III

In December 2010, the Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

Source of Strength

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. If the Bank were to become "undercapitalized," we would be required to provide a guarantee of the Bank's plan to return to capital adequacy. (See "State Bank and Trust Company-Prompt Corrective Action" below.) Additionally, under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. In addition, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

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

Capital Requirements

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under "State Bank and Trust Company-Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "State Bank and Trust Company-Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Prompt Corrective Action

As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized-The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution:

•	has total capital ratio of 10% or greater; and

•	has a tier 1 capital ratio of 6% or greater; and

•	has a leverage capital ratio of 5% or greater; and

•	is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized-The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:

•	has a total capital ratio of 8% or greater; and

•	has a tier 1 capital ratio of 4% or greater; and

•
has a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized-The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:

•	has a total capital ratio of less than 8%; or

•	has a tier 1 capital ratio of less than 4%; or

•	has a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized-The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:

•	has a total capital ratio of less than 6%; or

•	has a tier 1 capital ratio of less than 3%; or

•	has a leverage capital ratio of less than 3%.

•
Critically Undercapitalized-The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

Under the terms of our Capital Maintenance Agreement with the FDIC, as stated previously the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013.

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

As of December 31, 2012, the Bank's regulatory capital surpassed the levels required to be considered "well capitalized" and met the requirements of the Capital Maintenance Agreement with the FDIC.

As noted above, in December 2010, the Basel Committee adopted the Basel III capital rules, which set new capital requirements for banking organizations. On June 7, 2012, the Federal Reserve requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the final rule did not go into effect on January 1, 2013. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed and is dependent upon the terms of the final regulations, which may differ from the proposed regulations.

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

Effective as of July 21, 2012, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates. The Dodd-Frank Act applies Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. Historically, an exception has existed that exempts covered transactions between depository institutions and their financial subsidiaries from the 10% of capital and surplus limitation set forth in Section 23A. However, the Dodd-Frank Act eliminates this exception for covered transactions entered into after July 21, 2012. Effective as of July 21, 2011, the Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products, and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

Finance Subsidiaries

Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2015, as described below. Bank regulators routinely examine institutions for compliance with these obligations and are required immediately to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

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

Under the USA PATRIOT Act, the Federal Bureau of Investigation (the "FBI") can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank identifies any such relationships or transactions, it must file a suspicious activity report and contact the FBI.

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

In addition, pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the bank is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Bank has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Payment of Dividends

The Company is a legal entity separate and distinct from its subsidiary, the Bank. While there are various legal and regulatory limitations under federal and state law on the extent to which our Bank can pay dividends or otherwise supply funds to the Company, the principal source of the Company's cash revenues is dividends from the Bank. The relevant federal and state regulatory agencies also have authority to prohibit a bank or bank holding company, which would include the Company and the Bank, from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

The Company paid cash dividends of $.03 per share to its shareholders on each of September 14, 2012 and December 18, 2012.

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

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Risks Related to Our Business

Ongoing negative pressure in the financial industry and the current economic environment poses significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations .

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Negative developments that began in the latter half of 2007 and that have continued since then in the global currency, debt, credit, and securitization markets have resulted in unprecedented volatility and disruption in the financial markets and a general economic downturn, both nationally and in our Georgia markets. As a result of this "credit crunch," commercial as well as consumer loan portfolio performances have deteriorated at many institutions, and the competition for deposits and quality loans has increased significantly. Global securities markets, and bank and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.

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

As of December 31, 2012, approximately 91.7% of our noncovered loan portfolio (those loans not covered by loss share agreements with the FDIC) was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each loan provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. As of December 31, 2012, approximately 69.8% of our noncovered loan portfolio consists of loans secured by commercial real estate, comprising $688.2 million of total loans.

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

If we are unable to replace the revenue we expect to derive from the continued realization of accretable discounts on our acquired loans and the FDIC receivable with new loans and other earning assets, our financial condition and earnings may be adversely affected.

As a result of the twelve FDIC-assisted acquisitions we have made and the negative purchase price associated with each acquisition, we anticipate that a significant portion of our income over the next year or two will be derived from the continued realization of accretable discounts on the loans that we purchased in our FDIC-assisted acquisitions and from the FDIC receivable. For the year ended December 31, 2012, we recognized $69.8 million of income, or 46.8% of our total revenue for the year, from the realization of accretable discounts on our acquired loans offset by amortization expense on the FDIC receivable. The accretable discount on the acquired loans will be recognized into interest income over the estimated life of the covered loan portfolio. During the period, if we are unable to replace our acquired loans and the related accretion with new performing loans and other earning assets due to a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

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

We may be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities.

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired institution. In addition, the markets in which we and our potential acquisition targets operate are highly competitive. We may lose existing customers, or the customers of an acquired institution, as a result of an acquisition. We also may lose key personnel from the acquired institution as a result of an acquisition. We may not discover all known and unknown factors when examining an institution for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences. Undiscovered factors as a result of an acquisition could bring civil, criminal and financial liabilities against us, our management and the management of the institutions we acquire. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all.

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

Our success largely depends on the continued service and skills of our existing management team, including Joseph W. Evans, our Chairman and Chief Executive Officer, J. Daniel Speight, Jr., our Vice Chairman and Chief Operating Officer, Kim M. Childers, our Vice Chairman and Executive Risk Officer, Stephen W. Doughty, our Vice Chairman and Corporate Development Officer, J. Thomas Wiley, Jr., our Vice Chairman and President and Thomas L. Callicutt, Jr., our Executive Vice President and Chief Financial Officer, as well as other key employees with long-term customer relationships. Our growth strategy is built primarily on our ability to retain employees with experience and business relationships within their respective segments. The loss of one or more of these key personnel could have an adverse effect on our business because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel.

Our management team's strategies for the enhancement of shareholder value may not succeed.

Our management team is taking actions to enhance shareholder value. These actions may not enhance shareholder value.

FDIC-assisted acquisition opportunities may not be available to us, and increased competition may make it more difficult for us to bid on failed bank transactions on terms we consider to be acceptable.

Our near-term business strategy includes consideration of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-sharing arrangements with the FDIC that limit the acquirer's downside risk on the purchased loan portfolio. Assets purchased from the FDIC are marked to their fair value, and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks could become more competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC and the Georgia Department of Banking and Finance. Our compliance with these regulations is costly and restricts our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits. Many of these regulations are intended to protect depositors, the public and the FDIC rather than our shareholders. The laws and regulations applicable to the banking industry continue to evolve rapidly to reflect the government's concerns about the economy and the banking system, and these changes may adversely affect our business and profitability. Changes to statutes, regulations or regulatory policies, and the interpretation and implementation of new and existing statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products.

We are also subject to the requirements of the Sarbanes-Oxley Act of 2002. Failure to have in place adequate controls, programs and procedures could cause us to have weakness in our internal control environment, putting us and our shareholders at risk of loss.

These and other potential changes in government regulation or policies could increase our costs of doing business and could adversely affect our operations and the manner in which we conduct our business.

Financial reform legislation enacted by the U.S. Congress, and further changes in regulation to which we are exposed, will result in additional new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Act has and will continue to significantly change bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act also created the Bureau of Consumer Financial Protection and gives it broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Additionally, the Bureau of Consumer Financial Protection has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.
Proposals for further regulation of the financial services industry are continually being introduced in the U.S. Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that additional legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business. In addition, it is expected that such regulatory changes will increase our operating and compliance cost. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.
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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the U.S. and around the world, known as Basel III. Basel III calls for increases in the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital for certain systemically important financial institutions, to be phased in over time until fully phased in by January 1, 2019. Any regulations adopted for systemically significant institutions may also be applied to or otherwise impact other financial institutions such as the Company or the Bank.
Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as us, and non-bank financial companies that are supervised by the Federal Reserve Board. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to issue new trust preferred securities that count toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to us and the Bank.
In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.
The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the issuance of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.
The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt ceiling for three months. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

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

Lack of seasoning of our noncovered loan portfolio may increase the risk of credit defaults in the future.

We have significantly grown our noncovered loan portfolio over the past several years. Due to this rapid growth, a large portion of our noncovered loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a significant majority of our noncovered loan portfolio is relatively new, the current level of delinquencies and defaults in our noncovered loan portfolio may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will be adversely affected.

Our success depends significantly on the quality of our assets, particularly loans. Like other financial institutions, we are exposed to the risk that our borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. As a result, we may experience significant loan losses that may have a material adverse effect on our operating results and financial condition.

We maintain an allowance for loan losses with respect to our loan portfolio, in an attempt to cover loan losses inherent in our loan portfolio. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectibility of our loan portfolio, including the diversification in our loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security. If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan losses would materially decrease our net income and adversely affect our financial condition generally.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a materially adverse effect on our operating results and financial condition.

We are exposed to higher credit risk by construction and development, commercial real estate, and commercial and industrial lending.

Construction and development, commercial real estate, and commercial and industrial lending usually involve higher credit risks than single-family residential lending. As of December 31, 2012, the following loan types accounted for the stated percentages of our total noncovered loan portfolio to the total loan portfolio: real estate construction and development-15.8%, commercial real estate-31.4%, and commercial and industrial-14.2%. As of December 31, 2012, the following loan types accounted for the stated percentages of our total covered loan portfolio to the total loan portfolio: real estate construction and development-5.5%, commercial real estate-9.5%, and commercial and industrial-7.0%. However, over time, we expect that the number of noncovered loans in these categories will increase. These types of loans typically involve larger loan balances to a single borrower or groups of related borrowers.

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

As of December 31, 2012, our outstanding commercial real estate loans were equal to 213.2% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

Our financial results continue to be significantly based on loss share accounting, which is subject to assumptions and judgments made by us, our accountants and the regulatory agencies to whom we report such information. Loss share accounting is a complex accounting methodology. Many of the decisions management makes regarding the application of this accounting methodology are subject to question or revision by our accountants and the various regulatory agencies to whom we report. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients' confidential, proprietary and other information, or otherwise disrupt our or our clients' or other third parties' business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches as is often the case with FDIC-assisted transactions, there may be higher than average levels of service disruptions that would cause inconveniences to our new or existing customers or potentially increase the effectiveness of competing financial institutions in attracting our customers. We anticipate challenges and opportunities because of the unique nature of each acquisition. Integration efforts will also likely divert our management's attention and resources. We may be unable to integrate acquired branches or their personnel successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the FDIC-assisted transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage effectively any growth resulting from FDIC-assisted transactions.

In addition, on January 3, 2013, the Inspector General of the FDIC issued a study on the impact of bank failures, including the FDIC's handling of loss-share arrangements. The results of this study includes seven recommendations intended to strengthen certain supervisory activities, including, among other things, the development of additional controls for monitoring an acquiring institution's commercial loan modification efforts under loss share agreements, that may affect how the FDIC administers and interprets our loss share agreements or may impact whether the FDIC places banks that meet our strategic objectives into receivership. Should this study or other legislative initiatives have such effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to reimburse us for a portion of our losses on a majority of the assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and other real estate owned covered by the agreements may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated.

In addition, under the loss share agreements, we must obtain the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits.  For example, a merger or consolidation of the Bank (or, under some of our loss share agreements, the Company, if the shareholders of the Company will own less than 66.66% of the consolidated entity), requires the consent of the FDIC.  When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable.  If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our loss sharing arrangements with the FDIC will not cover all of our losses on loans we acquired through the acquisition of the Acquired Banks and we will not be reimbursed for losses on covered loans and other real estate after our loss share agreements expire.

Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired in connection with our acquisitions of the Acquired Banks, we are not protected against all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss share agreements have limited terms (ten years for losses on single-family residential real estate loans, five years for losses on nonresidential real estate loans and eight years with respect to recoveries on nonresidential real estate loans).  Certain of our covered loans and other real estate are subject to loss share agreements that will expire in 2014.  The FDIC will not reimburse us for any charge-off or related losses for which we make claims  after the expiration of the claim period under the applicable loss share agreements, and any such charge-offs for which we are not reimbursed would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our business, results of operation, and financial condition could be materially and adversely affected.

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

As of March 15, 2013, we had 31,908,665 shares of common stock issued and outstanding, warrants outstanding to purchase another 2,640,283 shares of our common stock, and options to purchase 28,918 shares of our common stock. Our outstanding shares of common stock include 279,155 shares of restricted stock. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, the issuance will result in dilution to each shareholder by reducing the shareholder's percentage ownership of the total outstanding shares of our common stock.

We may issue shares of preferred stock that would adversely affect the rights of our common shareholders.

Our authorized capital stock includes 2,000,000 shares of preferred stock of which no preferred shares are issued or outstanding. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our articles of incorporation, our board of directors is empowered to determine:

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Our main office is located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326 and the Bank's main branch office is located at 4219 Forsyth Road, Macon, Georgia 31210. The Bank operates 20 additional branches located in Bibb, Clayton, Cobb, Dooly, Houston, Fulton, Gwinnett and Jones Counties, Georgia. We lease the Company's main office and own the Bank's main office location. In addition, we lease two of our branches and own the remaining locations.

Item 3.    Legal Proceedings.

In the ordinary course of operations, we may be party to various legal proceedings from time to time.  We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

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

The following table shows the high and low sales prices for shares of our common stock reported by the OTC Markets for the first quarter of 2011, and the high and low sales prices for our shares as quoted on The NASDAQ Capital Market for the second, third and fourth quarters of 2011 and all of 2012.

	High	Low
2012
Fourth Quarter	$16.99	$14.73
Third Quarter	$17.00	$14.01
Second Quarter	$18.16	$14.70
First Quarter	$18.07	$15.01

2011
Fourth Quarter	$15.76	$12.50
Third Quarter	$16.66	$12.50
Second Quarter	$18.40	$15.85
First Quarter	$18.00	$14.50

As of March 15, 2013, we had 31,908,665 shares of common stock issued and outstanding and approximately 246 shareholders of record.

The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing. The performance graph represents past performance and should not be considered an indication of future performance.

The performance graph compares the cumulative quarterly shareholder return over the past two years on the Company's common stock, assuming an investment of $100 on December 31, 2010 and the reinvestment of dividends thereafter, to that of the common stocks reported in the SNL U.S. Bank Index and the common stocks reported in the NASDAQ U.S. Index. The SNL U.S. Bank Index was made up of 325 U.S. bank stocks as of December 31, 2012 and the NASDAQ U.S. Index comprises all domestic shares traded on the NASDAQ Global Select, NASDAQ Global Market, and The NASDAQ Capital Market, excluding preferred stocks, rights and warrants. On December 28, 2010 our common stock became registered under Section 12 of the Securities Exchange Act of 1934. Our common stock was not listed on a national securities exchange until April 14, 2011. As a result, for the first quarter of 2011, the table shows the reported total return, based on an investment of $100, for our common stock based on information gathered from OTC markets. During this time, prior to our listing on NASDAQ April 14, 2011, our common stock was considered a "grey market" security, as noted above. Beginning April 14, 2011, the tables shows the reported total return, based on an investment of $100, of our common stock based on trades reported on the NASDAQ Capital Market.

Stock Performance Graph ($)
Dollars
130
120
110
100
90
80
70
60
12/31/10
03/31/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
STBZ
NASDAQ U.S. Index
SNL U.S. Bank

	Cumulative Total Return*
	2010	2011	2012
State Bank Financial Corporation	$100	$104	$110
NASDAQ U.S. Index	100	101	119
SNL U.S. Bank	100	77	105
* Assumes $100 invested on December 31, 2010 in STBZ's common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

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

        We paid cash dividends of $.03 per share to our shareholders on September 14, 2012 and December 18, 2012.

Item 6.  Selected Financial Data.

The following table provides summary historical consolidated financial information for the periods and as of dates indicated. This information should be read in conjunction with our audited consolidated financial statements, including the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The historical information at December 31, 2012 and 2011 is derived from our audited consolidated financial statements that appear in this report.

On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. As a result of the private offering and change in control transaction, we applied the push-down basis of accounting to our 2009 audited financial statements. Our 2009 financial statements presented two periods that reflect our historical basis of accounting for the period from January 1, 2009 through July 23, 2009 (the "predecessor period") and our new basis of push-down accounting for the period from July 24, 2009 through December 31, 2009 (the "successor period"). The historical information for December 31, 2010, the successor period, the predecessor period and for the fiscal year ended December 31, 2008 is derived from our audited financial statements that do not appear in this report. The historical results shown below and elsewhere in this report are not necessarily indicative of our future performance.

	Successor Period				Predecessor Period
(dollars in thousands, except per share data)	2012	2011	2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009	2008
Selected Results of Operations Data:
Total interest income on invested funds	$11,390	$11,406	$9,078	$2,845	$140	$246
Interest income on noncovered loans, including fees	55,228	38,495	14,006	971	974	1,671
Accretion income on covered loans	102,413	116,967	145,098	54,027	—	—
Interest expense	9,749	21,773	37,240	14,741	500	823
Net interest income	159,282	145,095	130,942	43,102	614	1,094
Provision for loan losses (noncovered loans)	5,035	6,482	3,955	2,689	261	312
Provision for loan losses (covered loans)	10,081	20,034	—	—	—	—
Noninterest (loss) income	(19,766)	38,922	31,517	10,293	119	177
Noninterest expense	89,236	90,967	85,645	22,345	719	1,481
Income (loss) before income taxes	35,164	66,534	72,859	28,361	(247)	(522)
Income taxes	12,422	23,528	27,313	10,339	—	—
Net income (loss)	$22,742	$43,006	$45,546	$18,022	$(247)	$(522)

Selected Average Balances:
Total assets	$2,668,377	$2,754,965	$2,626,566	$2,018,989	$35,052	$30,888
Investment securities	308,297	373,246	383,257	242,463	3,934	4,000
Loans Receivable:
Noncovered loans(6)	859,414	552,755	163,248	34,964	23,905	22,155
Covered Loans	656,211	822,805	989,278	841,167	—	—
Allowance for loan losses (noncovered loans)	(12,839)	(7,271)	(3,578)	(184)	(489)	(300)
Allowance for loan losses (covered loans)	(56,920)	(15,965)	—	—	—	—

	Successor Period				Predecessor Period
(dollars in thousands, except per share data)	2012	2011	2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009	2008
Selected Average Balances:
Interest-earning assets	2,105,372	2,067,566	1,829,468	1,415,917	32,844	28,587
Total deposits	2,165,606	2,331,867	2,262,260	1,581,830	27,199	23,545
Interest-bearing liabilities	1,829,321	2,079,171	2,072,398	1,556,271	26,253	22,083
Noninterest-bearing liabilities	415,642	297,868	220,683	171,874	3,016	2,829
Shareholders' equity	423,414	377,926	333,485	290,844	5,783	5,976

Selected Actual Balances:
Total assets	$2,662,965	$2,773,952	$2,828,579	$2,497,958	$35,473	$33,591
Investment securities	303,901	349,929	405,581	317,988	3,896	3,009
Loans Receivable:
Noncovered loans	985,502	701,029	342,849	47,389	25,950	22,700
Covered Loans	474,713	812,154	934,967	1,134,499	—	—
Allowance for loan losses (noncovered loans)	(14,660)	(10,207)	(5,351)	(2,524)	(706)	(445)
Allowance for loan losses (covered loans)	(55,478)	(59,277)	—	—	—	—
Interest-earning assets	2,202,452	2,076,126	2,062,178	1,651,361	33,691	31,107
Total deposits	2,148,436	2,298,465	2,421,926	2,153,791	28,232	26,061
Interest-bearing liabilities	1,768,264	2,008,565	2,205,189	1,980,651	26,819	25,209
Noninterest-bearing liabilities	464,485	368,099	264,047	206,543	3,300	2,735
Shareholders' equity	430,216	397,288	359,343	310,764	5,354	5,647

Per Common Share Data:
Basic earnings (loss)	$.72	$1.36	$1.44	$.59	$(.32)	$(.68)
Diluted earnings (loss)	.69	1.32	1.40	.58	(.32)	(.68)
Book value per share	13.48	12.52	11.37	9.85	6.98	7.36
Tangible book value	13.06	12.26	11.08	9.46	3.72	7.36
Cash dividends declared and paid	.06	—	—	—	—	—
Weighted average shares outstanding:
Basic	31,696	31,611	31,559	30,584	767	767
Diluted	32,890	32,623	32,469	31,014	767	767

Performance Ratios:
Return on average assets	.85%	1.56%	1.73%	2.02%	(1.26)%	(1.69)%
Return on average equity	5.37%	11.38%	13.66%	14.05%	(7.64)%	(8.73)%
Cost of funds	.45%	.93%	1.64%	1.96%	3.08%	3.35%
Net interest margin(1)(4)	7.58%	7.03%	7.16%	6.90%	3.34%	3.83%
Interest rate spread(2)(4)	7.51%	7.02%	7.39%	7.11%	2.66%	2.98%
Efficiency ratio(3)(4)	63.86%	49.37%	52.68%	41.84%	98.09%	116.52%

	Successor Period				Predecessor Period
(dollars in thousands, except per share data)	2012	2011	2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009	2008
Capital Ratios:
Average equity to average assets	15.87%	13.72%	12.70%	14.41%	16.50%	19.35%
Leverage ratio	15.49%	13.76%	12.77%	14.57%	18.08%	18.05%
Tier 1 risk-based capital ratio	29.25%	33.84%	43.56%	30.60%	20.54%	21.60%
Total risk-based capital ratio(5)	30.54%	35.15%	44.23%	30.85%	21.56%	22.67%

Asset Quality Ratios:
Net charge-offs to total average noncovered loans	.07%	.29%	.69%	.47%	—%	.83%
Nonperforming loans to total noncovered loans(7)	.49%	.31%	1.06%	1.17%	2.14%	.71%
Nonperforming assets to loans + ORE:
Noncovered	.60%	.48%	1.08%	1.42%	2.41%	1.03%
Covered	8.67%	9.42%	14.30%	11.10%	—%	—%
Allowance for loan losses to loans:
Noncovered	1.49%	1.46%	1.56%	5.33%	2.72%	1.96%
Covered	11.69%	7.30%	—%	—%	—%	—%
(1) Net interest income divided by average interest-earning assets.
(2) Yield on interest-earning assets less cost of interest-bearing liabilities.
(3) Noninterest expenses divided by net interest income plus noninterest income.
(4) Calculated on a fully tax-equivalent basis.
(5) The increase in our risk-based capital ratios from December 31, 2009 to December 30, 2010 resulted from the FDIC Financial Institutions Letter (FIL-7-2010) dated February 26, 2010, entitled "Regulatory Capital Standards Clarification of the Risk Weights for FDIC Claims and Guarantees," which clarifies that the FDIC receivable may be assigned a zero risk weight.
(6) Average nonaccrual loans of $3.7 million for 2012, $4.1 million for 2011, $2.1 million for 2010, $358,000 for 2009 and $82,573 for 2008 are included in the above balances.
(7) The ratio of nonperforming loans to total loans is disclosed for noncovered loans only because there are no covered loans designated as nonperforming.

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

Introduction

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

       On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. Since that date and through the date of this report, the Bank has acquired $3.9 billion in total assets and assumed $3.6 billion in deposits from the FDIC, as receiver, in twelve different failed bank transactions.

       As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 21 full service branches throughout middle Georgia and metropolitan Atlanta. As of December 31, 2012, our total assets were approximately $2.7 billion, our total loans receivable were approximately $1.4 billion, our total deposits were approximately $2.1 billion and our total shareholders' equity was approximately $430 million.

       Our 2009 financial statements present two periods that reflect our historical basis of accounting for the period from January 1, 2009 through July 23, 2009 (the "predecessor period") and our new basis of push-down accounting for the period from July 24, 2009 through December 31, 2009 (the "successor period").

Overview of 2012 Financial Results

Net income for the year ended December 31, 2012 was $22.7 million, or $.69 per diluted share, compared with net income of $43.0 million for 2011, or $1.32 per diluted share. The following sections provide an overview of the major factors impacting the Company's financial performance in 2012 as well as information on certain important recent events.

Total gross loans at the end of 2012 were down $53.0 million, or 3.5%, from December 31, 2011. Although we experienced organic loan growth of $284.5 million, or 40.6% in 2012, the resolution of our covered loans outpaced our organic growth which was driven by new loan originations. Covered loans decreased $337.4 million, or 41.5%, from December 31, 2011, as covered loans were paid down or charged off and submitted for loss share reimbursement.

Total deposits at December 31, 2012 decreased approximately 6.5%, or $150.0 million, from December 31, 2011. During 2012, we made a strategic decision to lower our cost of funds and strengthen our deposit mix. As a result, our noninterest-bearing deposits grew $90.3 million, or 30.4%, from year end 2011, and comprised 18.0% of total deposits at December 31, 2012. Lower-cost interest-bearing deposits were down $194.3 million, or 13.0% over the same period. Higher cost time deposits at December 31, 2012 were down $46.0 million, or 9.2% compared to year end 2011.

Our net interest income on a taxable equivalent (TE) basis was $159.5 million for 2012 an increase of $14.2 million, or 9.8%, from 2011. Average earning assets improved 1.8% between these periods, with our net interest margin (TE) increasing 55 basis points to 7.6%. Asset yields decreased 4 basis points in 2012 primarily resulting from a combination of the changes in noncovered and covered loan yields, investment securities portfolio mix changes and decreased cost of funds.

Our provision for loan losses was $15.1 million in 2012 compared to a provision of $26.5 million in the prior year. The provision includes a covered loan loss provision and a noncovered loan loss provision. Net charge-offs on noncovered loans for 2012 were $582,000, or .1% of average loans, compared to net charge-offs on noncovered loans of $1.6 million, or .3% of average loans, in 2011. The allowance for loan losses increased $654,000 to $70.1 million at December 31, 2012 compared to $69.5 million recorded at December 31, 2011. Substantially all of the $654,000 increase came from additions to the allowance for covered loans. The determination of allowances for noncovered and covered loans is discussed in Note 1 to the consolidated financial statements.

Noninterest income for 2012 decreased $58.7 million, or 150.8%, from 2011. The FDIC receivable shifted from accretion to amortization in the amount of $42.8 million, or 417.5% during these periods as a result of changes in the re-estimation of cash flows and expected losses that were less than originally projected. Also attributing to the decline in noninterest income year over year was a one time $14.9 million gain on acquisitions during 2011.

For 2012, noninterest expenses of $89.2 million were down $1.7 million, or 1.9% from the same period in the prior year. The decrease in operating expenses in 2012 was primarily due to a decrease in the net costs of operations of other real estate as OREO activity has continued to stabilize during 2012. For 2012, the net cost of operations of other real estate of $2.0 million were down $6.2 million compared to 2011. This decline was partially offset by a $4.3 million increase in salaries and employee benefits resulting from increased staffing in various areas of the Company.

During the third and fourth quarters of 2012, we announced and paid two regular quarterly cash dividends to common shareholders of record. The quarterly cash dividends were each $.03 per common share. Also in the fourth quarter of 2012, the Bank entered into an Asset Purchase Agreement with Altera Payroll, Inc., pursuant to which the Bank acquired substantially all of the assets, and assumed certain liabilities of Altera Payroll, Inc.

Critical Accounting Policies

In preparing financial statements, management is required to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. The accounting principles and methods we use conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to us relate primarily to the calculation of the allowance for loan losses, the accounting for acquired loans and the related FDIC receivable for loss share agreements on covered assets and income taxes. These significant estimates and assumptions are summarized in the following discussion and are further analyzed in the footnotes to the consolidated financial statements.

Allowance for Loan Losses (ALL)

We assess the adequacy of the ALL quarterly with respect to noncovered and covered loans, performing a separate analysis on each loan component.

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

The covered loan ALL analysis represents management's estimate of the potential additional impairment of the acquired loan portfolio over time. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. Higher actual cash flows than expected will result in a greater pay down of the covered loan, which decreases the recorded investment and therefore may cause an impairment reversal or higher effective yield. Lower actual cash flows than expected will result in a smaller pay down of the loan receivable and a higher recorded investment which may cause further impairment.

If our actual losses exceed the estimated losses, we will record a provision for loan losses on covered loans as an expense on our consolidated statement of income. We also record an amount that will be recovered by us, under the related FDIC loss share agreements, as a reduction of the provision for loan losses on our consolidated statement of income.

We review the assumptions used in the calculation of the updated expected cash flows, evaluate the impairment based on management's experience, and use of peer information as part of our reasonableness test for the covered loan ALL.

Accounting for Acquired Loans and Related FDIC Receivable

We account for our acquisitions under ASC Topic No. 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic No. 820, exclusive of the loss share agreements with the FDIC. These fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Over the life of the acquired loans, we will continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. We evaluate at each balance sheet date whether the estimated cash flows and corresponding present value of the loans determined using the effective interest rates has decreased and if so, we will recognize a provision for loan losses in the consolidated statement of income. For any increases in cash flows expected to be collected, we reverse any previous impairments and then, if appropriate, adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the loan or pool.

Because the FDIC will reimburse us for certain loans acquired should we experience a loss, an indemnification asset-the FDIC loss share receivable, is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loan, and measured on the same basis, subject to collectability or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects a discounting of future cash flows and other uncertainties.

The indemnification assets continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the indemnification assets, with the offset recorded through the consolidated statement of income. Improvements in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the indemnification assets, with such decreases being amortized into income over (1) the same period or (2) the life of the loss share agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the loss share agreements.

Upon the determination of an incurred loss, the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded until cash is received from the FDIC. The indemnification assets and claims receivable from the FDIC are both included in FDIC Receivable for Loss Share Agreements on the Consolidated Statements of Financial Condition.

For further discussion of the our acquisitions and loan accounting, see Notes 2 and 4 of the notes to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

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

Balance Sheet Review

General

At December 31, 2012, we had total assets of approximately $2.7 billion, consisting principally of $970.8 million in net noncovered loans, $419.2 million in net covered loans, $303.9 million in investment securities, $355.3 million in FDIC receivable, $46.2 million in other real estate owned and $445.4 million in cash and cash equivalents. Our liabilities at December 31, 2012 totaled $2.2 billion, consisting principally of $2.1 billion in deposits. At December 31, 2012, our shareholders' equity was $430.2 million.

At December 31, 2011, we had total assets of $2.8 billion, consisting principally of $1.4 billion in net loans, $349.9 million in investment securities, $528.5 million in FDIC receivable, $85.7 million in other real estate owned and $220.5 million in cash and cash equivalents. Our liabilities at December 31, 2011 totaled $2.4 billion, consisting principally of $2.3 billion in deposits. At December 31, 2011, our shareholders' equity was $397.3 million.

Investments

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At December 31, 2012, we had $303.9 million in our available-for-sale investment securities portfolio representing approximately 11.4% of our total assets, compared to $349.9 million, or 12.6% of total assets, at December 31, 2011. Investment securities were down $46.0 million, or 13.2%, compared to December 31, 2011. The decreased investment in securities was due to management's use of investment cash flows to reduce high cost deposits, management's current projections for loan demand, and the Bank's overall management of interest rate risk. Investment securities with carrying values of $126.6 million were pledged to secure public deposits or for other purposes at December 31, 2012.

        Our investment portfolio primarily consists of U.S. government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government agency securities, corporate bonds and municipal securities. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association "Fannie Mae" and Federal Home Loan Mortgage Corporation "Freddie Mac". These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association "Ginnie Mae", which is a federal agency, and are guaranteed by the U.S. government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs: prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time.

At December 31, 2012, $60.5 million, or 19.9%, of our available-for-sale securities were invested in U.S. government agencies, compared to $78.3 million, or 22.4%, as of December 31, 2011. At December 31, 2012, $91.0 million, or 29.9%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $124.2 million, or 35.5%, as of December 31, 2011. At December 31, 2012, $139.8 million, or 46.0% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $135.9 million, or 38.8%, as of December 31, 2011. Beginning in 2012, we reduced our reinvestment of maturing fixed rate mortgage-backed securities and U.S. government agencies into floating rate nonagency mortgage-backed securities. This asset class significantly increased in value in 2012 to prices the Bank no longer deemed advantageous, which moderated the degree of our reinvestment in this in class in 2012. Our nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. This allowed us to shorten the effective duration of the portfolio which helped position our balance sheet for a potential rising rate environment and to achieve a better mix of earning assets. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

Following is a summary of our available-for-sale investment portfolio for the periods presented (in thousands).

	Years Ended December 31
	2012		2011		2010
Available for Sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$59,101	$60,508	$76,976	$78,270	$163,002	$163,681
States and political subdivisions	11,726	12,132	10,740	11,096	9,490	9,555
Residential mortgage-backed securities — nonagency	131,183	139,761	145,768	135,943	61,504	61,025
Residential mortgage-backed securities — agency	36,349	37,522	30,031	31,454	40,892	41,673
Collateralized mortgage obligations	52,024	53,483	90,159	92,794	125,146	127,955
Corporate securities	398	495	372	372	1,525	1,692
Total	$290,781	$303,901	$354,046	$349,929	$401,559	$405,581

The following table shows contractual maturities and yields on our investments at December 31, 2012. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government Securities		States and Political Subdivisions		Mortgage-backed Securities		Other Investments
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$10,000.28%		$842	1.59%	$—	—%	$—	—%
After one year through five years	31,089	1.03%	3,956.93%		—	—%	495	17.03%
After five years through 10 years	9,579	2.23%	992	4.63%	17,523	1.64%	—	—%
After 10 years	9,840.71%		6,342	6.99%	213,243	3.27%	—	—%
Total	$60,508	1.04%	$12,132	4.37%	$230,766	3.15%	$495	17.03%

Loans

Total net loans outstanding at December 31, 2012 and December 31, 2011 were approximately $1.4 billion, respectively, after subtracting allowance for loan losses on covered and noncovered loans.

Loans secured by real estate mortgages are the principal component of our loan portfolio. Most of our real estate loans are secured by commercial or residential property. We do not generally originate traditional long-term residential mortgages for our portfolio, but we do originate and hold traditional second mortgage residential real estate loans and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, we obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan.

The current concentrations in our loan portfolio may not be indicative of concentrations in our loan portfolio in the future, as approximately 32.5% of our loan portfolio at December 31, 2012, consisted of loans acquired in our FDIC-assisted acquisitions. As our loan portfolio continues to transition from covered loans to a more traditional noncovered loan portfolio, we will attempt to maintain a relatively diversified loan portfolio to help reduce the risks inherent in concentrations in certain types of lending and collateral.

As seen below, during year ended 2012, our noncovered loans increased by $284.5 million, or 40.6%, and our covered loans decreased by $337.4 million, or 41.5%, from December 31, 2011. We have planned for and expect these trends to continue. Our covered loans will decrease as they are collected, charged-off or the underlying collateral is foreclosed on and sold. Our covered loans may increase in the future if we acquire more banks. Our noncovered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a net decrease in loans receivable as experienced in 2012.

The following tables summarizes the composition of our loan portfolio for the periods presented.

	Year Ended December 31
	2012				2011				2010
(dollars in thousands)	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$230,448	$81,288	$311,736	21.3%	$162,382	$190,110	$352,492	23.3%	$70,899	261,872	332,771	26.0%
Other commercial real estate	457,729	139,010	596,739	40.9%	307,814	233,575	541,389	35.8%	173,571	240,245	413,816	32.4%
Total commercial real estate	688,177	220,298	908,475	62.2%	470,196	423,685	893,881	59.1%	244,470	502,117	746,587	58.4%
Commercial & industrial	35,390	14,859	50,249	3.5%	35,817	38,174	73,991	4.9%	21,576	75,304	96,880	7.6%
Owner-occupied real estate	172,445	86,612	259,057	17.7%	139,128	143,523	282,651	18.7%	41,623	136,576	178,199	13.9%
Total commercial & industrial	207,835	101,471	309,306	21.2%	174,945	181,697	356,642	23.6%	63,199	211,880	275,079	21.5%
Residential real estate	43,179	142,032	185,211	12.7%	33,738	189,109	222,847	14.7%	22,051	203,809	225,860	17.7%
Consumer & other	46,311	10,912	57,223	3.9%	22,150	17,663	39,813	2.6%	13,129	17,161	30,290	2.4%
Total gross loans receivable, net of deferred fees	985,502	474,713	1,460,215	100.0%	701,029	812,154	1,513,183	100.0%	342,849	934,967	1,277,816	100.0%
Less - allowance for loan losses	(14,660)	(55,478)	(70,138)		(10,207)	(59,277)	(69,484)		(5,351)		(5,351)
Total loans, net	$970,842	$419,235	$1,390,077		$690,822	$752,877	$1,443,699		$337,498	$934,967	$1,272,465

	Year Ended December 31				Year Ended December 31
	2009				2008
(dollars in thousands)	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$8,019	$462,132	$470,151	39.8%	$3,810	$—	$3,810	16.9%
Other commercial real estate	13,312	198,151	211,463	17.9%	10,525	—	10,525	46.7%
Total commercial real estate	21,331	660,283	681,614	57.7%	14,335	—	14,335	63.6%
Commercial & industrial	5,552	107,737	113,289	9.6%	3,960	—	3,960	17.6%
Owner-occupied real estate	1,115	152,533	153,648	13.0%	—	—	—	—%
Total commercial & industrial	6,667	260,270	266,937	22.6%	3,960	—	3,960	17.6%
Residential real estate	8,219	188,292	196,511	16.6%	1,374	—	1,374	6.1%
Consumer & other	11,172	25,654	36,826	3.1%	2,870	—	2,870	12.7%
Total gross loans receivable, net of deferred fees	47,389	1,134,499	1,181,888	100.0%	22,539	—	22,539	100.0%
Less - allowance for loan losses	(2,524)	—	(2,524)		(445)	—	(445)
Total loans, net	$44,865	$1,134,499	$1,179,364		$22,094	$—	$22,094

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

The following summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2012 for our noncovered and covered loan portfolios:

(in thousands)	One year or less	After one but within five years	After five years	Total
Noncovered loans:
Commercial Real Estate	$137,322	$445,493	$105,362	$688,177
Commercial & Industrial	18,186	77,849	111,800	207,835
Residential Real Estate	14,725	22,240	6,214	43,179
Consumer & Other	1,832	41,245	3,234	46,311
Total gross loans	$172,065	$586,827	$226,610	$985,502

Gross loans maturing after one year with:
Fixed interest rates	$321,343
Floating or adjustable interest rates	492,094
Total loans	$813,437

Covered loans:
Commercial Real Estate	$149,664	$55,587	$15,047	$220,298
Commercial & Industrial	48,456	37,809	15,206	101,471
Residential Real Estate	45,322	57,466	39,244	142,032
Consumer & Other	10,077	675	160	10,912
Total gross loans	$253,519	$151,537	$69,657	$474,713

Gross loans maturing after one year with:
Fixed interest rates	$93,512
Floating or adjustable interest rates	127,682
Total loans	$221,194
FDIC Receivable for Loss Share Agreements and Clawback Liability

As of December 31, 2012, 32.5% of our outstanding principal balance of loans and 97.6% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us either 80% or 95% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. The FDIC receivable for loss share agreements was $355.3 million as of December 31, 2012 and $528.5 million as of December 31, 2011. Increases in expected losses in excess of acquisition date estimates will result in an increase in the FDIC receivable. The decline in the amount of FDIC receivable is largely attributable to cash proceeds we received from the FDIC related to our realized losses on covered assets; however, as cash flow estimates have improved for some loans and pools of loans, some of the reduction in 2012 has come from amortization of the related indemnification assets.

At the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we may be required to reimburse the FDIC in the event that losses on covered assets do not reach original expected losses, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. As of December 31, 2012 we have recorded a $1.5 million liability to the FDIC related to the NorthWest Bank & Trust, Community Capital Bank and Piedmont Community Bank acquisitions, which is included with the FDIC Receivable for Loss Share Agreements in our consolidated statements of financial condition.

We recorded the FDIC receivable at its estimated fair value at the date of each acquisition. The initial fair value was established by discounting the expected cash flows with a market discount rate for like maturity and risk instruments. The discount was to be accreted into noninterest income in connection with the expected timing of the related cash flows. To the extent that currently estimated cash flows on covered loans are more than originally estimated and therefore projected losses are less than originally expected, the related reimbursements from the FDIC contemplated in the indemnification assets are less, which produces amortization of those excess indemnification assets in noninterest income. For the year ended December 31, 2012 this resulted in amortization expense on the FDIC receivable of $32.6 million. We have received $773.4 million from the FDIC for reimbursement of losses and expenses that have occurred from the date of each acquisition through December 31, 2012.

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

At December 31, 2012, our total ALL for noncovered and covered loans was $70.1 million, an increase of $654,000 compared to December 31, 2011. The ALL at December 31, 2012 reflected net charge-offs of $55.0 million on noncovered and covered loans and total provisions for loan losses of $15.1 million for the year ended December 31, 2012, net of $40.6 million recorded through the FDIC loss-share receivable.

At December 31, 2012, our noncovered ALL increased $4.5 million to $14.7 million, compared to $10.2 million at December 31, 2011. The provision for loan losses charged to expense was $5.0 million for the year ended December 31, 2012, compared to $6.5 million for the same period in 2011. The increase in our noncovered ALL during 2012 is primarily due to loan growth. The noncovered ALL to total noncovered loans held for investment was 1.49% at December 31, 2012, compared to 1.46% at December 31, 2011.

During 2011, we established the covered ALL due to evidence of additional credit deterioration in our covered loan portfolio subsequent to initial fair valuation. At December 31, 2012, our covered ALL decreased $3.8 million to $55.5 million, compared to $59.3 million at December 31, 2011, with a net provision for loan losses of $10.1 million as of December 31, 2012, a $9.9 million reduction from the $20.0 million net provision as of December 31, 2011. The decrease in the covered ALL was primarily due to the continued decline in covered assets, which were reduced by $337.4 million to $474.7 million at December 31, 2012.

The overall covered loan portfolio continues to perform in excess of our initial projections at the applicable acquisition dates. However, the performance is not uniform across all asset classes and individual loans. Despite the net positive credit trends in covered loans, there remains the potential for future volatility within the provision for loan losses on covered loans.

As the majority of our covered loans are considered purchased credit impaired loans, our provision for loan losses in future periods will be most significantly influenced in the short term by differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition or reestimation dates and subsequently. For noncovered loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

The following table summarizes the activity in our allowance for loan losses related to our noncovered loans for the periods presented.

(dollars in thousands)	2012	2011	2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009	2008
Balance, at the beginning of period	$10,207	$5,351	$2,524	$—	$445	$316
Charge-offs:
Construction, land & land development	287	504	57	—	—	178
Other commercial real estate	223	107	—	—	—	—
Total commercial real estate	510	611	57	—	—	178
Commercial & industrial	75	104	76	459	—	—
Owner-occupied real estate	—	536	29	—	—	—
Total commercial & industrial	75	640	105	459	—	—
Residential real estate	75	74	298	—	—	—
Consumer & other	9	419	749	—	—	10
Total charge-offs	$669	$1,744	$1,209	$459	$—	$188
Recoveries on loans previously charged-off:
Construction, land & land development	3	—	—	—	—	—
Other commercial real estate	71	—	79	—	—	—
Total commercial real estate	74	—	79	—	—	—
Commercial & industrial	5	7	—	294	—	—
Owner-occupied real estate	—	14	—	—	—	—
Total commercial & industrial	5	21	—	294	—
Residential real estate	2	8	2	—	—	—
Consumer & other	6	89	—	—	—	5
Total recoveries	$87	$118	$81	$294	$—	$5
Net charge-offs	582	1,626	1,128	165	—	183
Provision for loan losses	5,035	6,482	3,955	2,689	261	312
Balance, at end of period	$14,660	$10,207	$5,351	$2,524	$706	$445
Allowance for loan losses to noncovered loans receivable	1.49%	1.46%	1.56%	5.33%	2.10%	1.97%
Ratio of net charge-offs to average noncovered loans outstanding	.07%	.29%	.69%	.47%	—%	.83%

The following table summarizes the activity related to our allowance for loan losses related to our covered loans for the years 2012 and 2011. There were no impairments related to our covered loans prior to 2011 and, therefore, there were no charge-offs, recoveries or provision for covered loan losses prior to 2011.

	Years Ended December 31
(dollars in thousands)	2012	2011
Balance, at the beginning of period	$59,277	$—
Charge-offs:
Construction, land & land development	40,101	10,479
Other commercial real estate	10,158	4,425
Total commercial real estate	50,259	14,904
Commercial & industrial	2,117	1,534
Owner-occupied real estate	5,038	1,535
Total commercial & industrial	7,155	3,069
Residential real estate	4,544	1,356
Consumer & other	18	—
Total charge-offs	$61,976	$19,329
Recoveries on loans previously charged-off:
Construction, land & land development	6,342	2
Other commercial real estate	657	1
Total commercial real estate	6,999	3
Commercial & industrial	15	22
Owner-occupied real estate	357	—
Total commercial & industrial	372	22
Residential real estate	169	—
Consumer & other	—	—
Total recoveries	$7,540	$25
Net charge-offs	54,436	19,304
Provision for loan losses before benefit attributable to FDIC loss share agreements	50,637	78,581
Benefit attributable to FDIC loss share agreements	(40,556)	(58,547)
Total provision for loan losses charged to operations	$10,081	$20,034
Provision for loan losses recorded through the FDIC loss share receivable	40,556	58,547
Balance, at end of period	$55,478	$59,277
Allowance for loan losses to covered loans receivable	11.69%	7.30%
Ratio of net charge-offs to average covered loans outstanding	8.30%	2.35%

Allocation of Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses for noncovered loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
Construction, land & land development	$3,479	15.8%	$2,422	10.7%	$2,252	5.5%	$1,022.7%		$75	16.9%
Other commercial real estate	6,016	31.3%	4,001	20.3%	1,006	13.6%	442	1.1%	114	46.7%
Total commercial real estate	9,495	47.1%	6,423	31.0%	3,258	19.1%	1,464	1.8%	189	63.6%
Commercial & industrial	617	2.4%	591	2.4%	588	1.7%	241.5%		78	17.6%
Owner-occupied real estate	2,486	11.8%	2,304	9.2%	797	3.3%	286.1%		76	—%
Total commercial & industrial	3,103	14.2%	2,895	11.6%	1,385	5.0%	527.6%		154	17.6%
Residential real estate	1,050	3.0%	561	2.2%	246	1.7%	412.7%		27	6.1%
Consumer & other	1,012	3.2%	328	1.5%	462	1.0%	121.9%		75	12.7%
Total allowance for noncovered loans	14,660	67.5%	10,207	46.3%	5,351	26.8%	2,524	4.0%	445	100.0%
Total allowance for covered loans	55,478	32.5%	59,277	53.7%	—	73.2%	—	96.0%	—	—%
Total allowance for loan losses	$70,138	100.0%	$69,484	100.0%	$5,351	100.0%	$2,524	100.0%	$445	100.0%

The following table presents the allocation of the allowance for loan losses on our covered loans and the percentage of the total amount of loans in each loan category listed for the years 2012 and 2011. There were no impairments related to our covered loans prior to 2011 and, therefore, there were no charge-offs, recoveries or provision for loan losses prior to 2011.

	2012		2011
(dollars in thousands)	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Construction, land & land development	$15,716	5.6%	$25,300	12.6%
Other commercial real estate	16,926	9.5%	12,032	15.4%
Total commercial real estate	32,642	15.1%	37,332	28.0%
Commercial & industrial	1,783	1.0%	3,371	2.5%
Owner-occupied real estate	(790)	5.9%	4,202	9.5%
Total commercial & industrial	993	6.9%	7,573	12.0%
Residential real estate	21,189	9.7%	14,372	12.5%
Consumer & other	654.8%		—	1.2%
Total allowance for covered loans	55,478	32.5%	59,277	53.7%
Total allowance for noncovered loans	14,660	67.5%	10,207	46.3%
Total allowance for loan losses	$70,138	100.0%	$69,484	100.0%

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

At December 31, 2012, all loans accounted for under ASC Topic 310-30 continue to be classified as performing loans, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. Management has included asset quality measures that excluded these loans in the table in this section.

Noncovered nonaccrual loans are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral if the loan is collateral dependent. The majority of our noncovered nonaccrual loans are collateral dependent and, therefore, are valued at the fair value of collateral. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale. We record other real estate owned at the estimated market value, less disposal costs, at the date of acquisition.

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

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At December 31, 2012, we did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the years presented.

	At December 31
(dollars in thousands)	2012	2011	2010	2009	2008
Noncovered Assets
Nonaccrual loans	$2,621	$1,905	$3,639	$555	$161
Troubled debt restructurings not included above	2,171	256	—	—	—
Total nonperforming loans	4,792	2,161	3,639	555	161
Other real estate owned	1,115	1,210	75	120	73
Total nonperforming noncovered assets	$5,907	$3,371	$3,714	$675	$234
Accruing Loans 90 days or more past due	—	—	—	—	27
Nonperforming loans to total noncovered loans	.49%	.31%	1.06%	1.17%	.71%
Nonperforming assets to total noncovered loans and other real estate owned	.60%	.48%	1.08%	1.42%	1.03%

Covered Assets
Nonaccrual loans	$—	$—	$—	$—	$—
Troubled debt restructurings not included above	—	—	—	—	—
Total nonperforming loans	—	—	—	—	—
Other real estate owned	45,062	84,496	155,981	141,690	—
Total nonperforming covered assets	$45,062	$84,496	$155,981	$141,690	$—
Nonperforming loans to total covered loans	—%	—%	—%	—%	—%
Nonperforming assets to total covered loans and other real estate owned	8.67%	9.42%	14.30%	11.10%	—%

Total Nonperforming Assets
Total nonperforming loans	$4,792	$2,161	$3,639	$555	$161
Total nonperforming assets	$50,969	$87,867	$159,695	$142,365	$234
Total nonperforming loans to total loans	.33%	.14%	.28%	.05%	.71%
Total nonperforming assets to total loans and other real estate owned	3.38%	5.50%	11.14%	10.76%	1.03%

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $51.0 million, or 3.4% of total loans and other real estate owned, at December 31, 2012, compared to $87.9 million, or 5.5% of total loans and other real estate owned, at December 31, 2011. Of the $51.0 million in nonperforming assets at December 31, 2012, $45.1 million related to assets that are covered by loss share agreements with the FDIC. Of the $87.9 million in nonperforming assets at December 31, 2011, $84.5 million related to assets that are covered by loss share agreements with the FDIC. Total nonperforming covered assets accounted for 88.4% and 96.2% of total nonperforming assets at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Company had no accruing noncovered loans greater than 90 days past due. At December 31, 2012 and 2011, a significant portion of the Company's covered loans were past due, including many that were 90 days or greater past due. However, as noted above, under ASC 310-30, our covered loans are classified as performing, even though they are contractually past due, as long as their expected cash flows can be estimated and are probable of collection.

Potential noncovered problem loans amounted to $7.2 million, or .7%, of total noncovered loans outstanding at December 31, 2012, compared to $11.3 million, or 1.6%, of total noncovered loans outstanding at December 31, 2011. Potential noncovered problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.

Deposits
Total deposits at December 31, 2012 decreased approximately 6.5%, or $150.0 million, from December 31, 2011. During 2012, we continued to enhance our deposit product offerings for both commercial and individual customers. The level of deposits was also supported by relatively strong liquidity in our deposit base, limited alternative investment opportunities in the low rate environment and the availability of unlimited deposit insurance coverage on certain deposit products though December 31, 2012. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The overall mix of deposits improved during 2012, with noninterest-bearing deposits increasing $90.3 million to approximately $387.5 million and representing 18.0% of total deposits, compared to 12.9% at December 31, 2011. The increase in noninterest-bearing deposits resulted primarily from new business checking accounts, many of which are related to commercial real estate lending customers.

Interest-bearing demand deposits decreased $3.4 million in 2012, primarily resulting from a decrease in tax receipts in some of our municipal deposit accounts, while interest-bearing deposits in savings and money market accounts decreased $190.9 million, primarily resulting from our ongoing strategy of lowering our cost of funds. Time deposits, which are comprised mostly of certificates of deposits ("CDs"), decreased $46.0 million in 2012. The short duration of our CD portfolio provides an opportunity to aggressively reprice deposits. Due to our strategy of decreasing our cost of funds, we were not able to renew all maturing deposits. Customers with maturing CD's in 2012 were offered lower rates at renewal resulting in some customers choosing not to renew or investing their deposits into other products. The increase in demand deposits and the continued effort to reprice higher cost interest-bearing deposits, resulted in an average cost of funds of 45 basis points for the year ended 2012 compared to 93 basis points as of December 31, 2011.

The following table shows the composition of deposits at December 31, 2012, 2011 and 2010.

	As of December 31
	2012		2011		2010
(dollars in thousands)	Amount	% of total	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$387,450	18.0%	$297,188	12.9%	$224,543	9.3%
Interest-bearing demand deposits	355,651	16.6%	359,020	15.6%	293,660	12.1%
Savings and money market accounts	949,631	44.2%	1,140,552	49.6%	1,276,798	52.7%
Time deposits less than $100,000	201,715	9.4%	275,413	12.0%	361,370	14.9%
Time deposits $100,000 or greater	253,989	11.8%	226,292	9.9%	265,555	11.0%
Total deposits	$2,148,436	100.0%	$2,298,465	100.0%	$2,421,926	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31
	2012		2011		2010
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$342,353	—%	$259,910	—%	$199,592	—%
Interest-bearing demand deposits	317,688.12%		264,703.22%		239,795.71%
Savings and money market accounts	1,029,521.48%		1,266,858.86%		1,064,404	1.86%
Time deposits less than $100,000	229,644.82%		299,992	1.75%	414,005	2.00%
Time deposits $100,000 or greater	246,400.94%		240,404	1.98%	344,464	2.17%
Total deposits	$2,165,606.44%		$2,331,867.92%		$2,262,260	1.64%

The maturity distribution of our time deposits of $100,000 or greater at December 31, 2012 was as follows:

(in thousands)
Three months or less	$26,457
Over three through six months	25,415
Over six though twelve months	48,551
Over twelve months	153,566
Total	$253,989

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the years ended December 31, 2012, 2011 and 2010 and the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts outstanding for each period and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. The Bank has participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles the Bank to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with guidance provided in ASC Topic 860, Accounting for Transfers of Financial Assets, because they do not qualify as participating interests. The Bank recorded the transactions as secured borrowings. At December 31, 2012, the balance of the secured borrowings were $2.5 million, a decrease of approximately $16,000 from December 31, 2011. The loans are recorded at their gross balances outstanding on the balance sheet.

	Ending Balance	Period End Rate	Maximum Month-End Balance	Average for the Period
(dollars in thousands)				Balance	Rate
At or for the year ended December 31, 2012:
Securities sold under agreements to repurchase	$4,755.10%		$7,748	$3,537.11%
Notes payable	2,523	7.91%	2,537	2,531	8.53%

At or for the year ended December 31, 2011:
Securities sold under agreements to repurchase	$4,749.10%		$7,463	$3,515.20%
Notes payable	2,539	8.49%	2,563	2,548	9.58%

At or for the year ended December 31, 2010:
Securities sold under agreements to repurchase	$5,246.24%		$11,438	$6,135.44%
Notes payable	2,560	8.71%	2,560	10	10.00%

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At December 31, 2012, we exceeded all minimum regulatory capital requirements as shown in the table below. At December 31, 2012, our shareholders' equity was $430.2 million, or 16.2% of total assets, compared to $397.3 million, or 14.3% of total assets, at December 31, 2011. The primary factors affecting changes in shareholder's equity were our net income and increases in accumulated other comprehensive income during 2012, net of dividends declared and paid.

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

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and average equity to average assets ratio (average equity divided by average total assets) for the periods presented:

	December 31
	2012	2011	2010
Return on average assets	0.85%	1.56%	1.73%
Return on average equity	5.37%	11.38%	13.66%
Average equity to average assets	15.87%	13.72%	12.70%

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

Although Tier 1 and Tier 2 capital increased from December 31, 2011, Tier 1 Risk-based Capital and Total Risk-based capital ratios decreased. The increase in Tier 1 capital was mainly a result of net income retained during the year. The Tier 2 capital increase was a result of the increase in the allowance for loan losses on both covered and noncovered loans during 2012. Risk-weighted assets increased from December 31, 2011 which offset the increases in capital. The increase in risk-weighted assets was attributable in large part to the increase in our noncovered loan portfolio at higher risk-weights compared to the decrease in our covered loan portfolio at lower risk-weights.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	December 31,
	2012		2011		2010
	Bank	Company	Bank	Company	Bank	Company
Leverage ratio	14.14%	15.49%	13.23%	13.76%	12.71%	12.77%
Tier 1 risk-based capital ratio	26.68%	29.25%	32.47%	33.84%	43.38%	43.56%
Total risk-based capital ratio	27.98%	30.54%	33.78%	35.15%	44.05%	44.23%

The Company, the Bank, and certain of the Bank's executive officers entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At December 31, 2012 the Bank was in compliance with the Capital Maintenance Agreement.

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from our subsidiary bank have been our primary source of funds available for the payment of dividends to shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. As of December 31, 2012, our subsidiary bank had no dividend capacity to pay dividends to us without prior regulatory approval. On September 14, 2012 and December 18, 2012, the Company paid a cash dividend of $.03 per common share to its shareholders.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2012, unfunded commitments to extend credit were $256.5 million. A significant portion of the unfunded commitments related to commercial and residential real estate and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At December 31, 2012, there were commitments totaling approximately $1.8 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      We have entered into interest rate swap contracts with notional amounts totaling $95.2 million as of December 31, 2012, for the purpose of converting fixed rate loans to variable rates. The fair value of the swaps were $2.6 million as of December 31, 2012 and were recorded as a liability, compared to the fair value of $1.0 million recorded as a liability as of December 31, 2011. Note 14 to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K provides additional information on these contracts.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of December 31, 2012.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$21,255	$1,454	$4,153	$3,799	$11,849

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

At December 31, 2012, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $445.4 million, or 16.7% of total assets. Our available-for-sale securities at December 31, 2012 amounted to $303.9 million, or 11.4% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2012, core deposits were 147.3% of net loans, compared with 155.6% at December 31, 2011. We maintain seven federal funds lines of credit with correspondent banks totaling $160.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2012, we had no advances from the FHLB and a remaining credit availability of $49.2 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $24.9 million secured by certain loans in our loan portfolio.

As a result of the Dodd-Frank Act, effective as of December 31, 2010, unlimited FDIC insurance coverage for noninterest-bearing demand transaction accounts was extended through December 31, 2012. This component of the Dodd-Frank Act served to extend unlimited insurance coverage which was initially established by the FDIC's Transaction Account Guarantee Program (TAGP) on October 13, 2008. Under the law, insurance coverage for noninterest-bearing demand deposits declined to a level of $250,000 per depositor after December 31, 2012. The Bank did not experience any significant liquidity event due to the expiration of TAGP nor does it anticipate any future liquidity event as a result of the expiration.

Asset-Liability Management

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

We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, our Financial Risk Committee reviews, on at least a quarterly basis, our interest rate risk position. The primary tool used to analyze our interest rate risk and interest rate sensitivity is an earnings simulation model. The Bank also monitors the present value of assets and liabilities under various interest rate scenarios, and, to a lesser extent, monitoring the difference, or gap, between rate sensitive assets and liabilities.

This earnings simulation model projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate-sensitive assets and rate-sensitive liabilities will reprice, (3) the expected growth in various interest-earning assets and interest-bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) cash flow and accretion expectations from loans acquired in FDIC transactions, and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our changes in net interest income assuming interest rates go up 100 basis points, up 200 basis points, down 100 basis points and down 200 basis points. For purposes of this model, we have assumed that the changes in interest rates phase in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest-bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2013. Based on the simulation run at December 31, 2012, annual net interest income would be expected to decrease approximately .74%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to decrease approximately 1.1%. If they decreased 100 basis points from current rates, net interest income is projected to increase 2.7%. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve

Shift in Interest Rates (in basis points)	% Change in Projected Baseline Net Interest Income
+200	(1.11)%
+100	(.74)
-100	2.67
-200	Not meaningful

In the event of a shift in interest rates, management may take certain actions intended to mitigate the negative impact on net interest income or to maximize the positive impact on net interest income. These actions may include, but are not limited to, restructuring of interest-earning assets and interest-bearing liabilities, seeking alternative funding sources or investment opportunities, modifying the pricing or terms of loans and deposits and using derivatives.

Results of Operations

Net Interest Income

       Net interest income is the difference between interest earned on interest-earning assets, as well as any accretion income on covered loans under our loss share agreements with the FDIC, and interest incurred on interest-bearing liabilities and is our primary source of earnings. Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources and movements in market interest rates.

Net interest income on a taxable equivalent basis (TE) was $159.5 million for 2012, an increase of $14.2 million, or 9.8% from 2011. The increase in net interest income resulted primarily from a $12.0 million decrease in interest expense on deposits which can be attributed to our improved deposit mix and continued repricing of higher cost time deposits. Similarly in 2011, net interest income (TE) increased $14.3 million, or 10.9% from 2010. The decrease was also attributable to lower interest expense on deposits in 2011 related to our aggressively managed deposit rates and deposit mix while considering liquidity requirements, which also resulted in an overall decrease in the cost of funds.

The decrease in interest expense on deposits resulted from a decline in the average rate paid on interest-bearing deposits to .52% in 2012 compared to 1.04% in 2011, in addition to a $248.7 million decrease in the average balances outstanding. The decrease in the average rate paid on deposits was a result of an overall decrease in market rates across all deposit products and a concerted effort to reduce cost of funding. The cost of funds decreased 48 basis points to .45% for 2012 compared to .93% for 2011. Also contributing to the overall lower rate paid was a shift in deposit mix away from higher cost time deposits to lower cost transaction deposits. Noninterest-bearing deposits increased to 18.0% of total deposits at December 31, 2012 compared to 12.9% at December 31, 2011. For the year ended December 31, 2011, interest expense decreased $15.7 million, or 42.2% from 2010. This decrease was largely affected by a decline in cost of funds by 71 basis points during 2011, which was mainly attributable to the shift in our funding mix along with aggressive repricing schedules.

The overall yield on average earning assets decreased 4 basis points to 8.04% in 2012, while the net interest margin (TE) increased 55 basis points to 7.58%. The overall change in the earning asset yield and net interest margin is a combination of the loan portfolio shifting from higher yielding covered loans to lower yielding noncovered loans as well as the lower cost of funding. Noncovered loan yields continue to trend downward in 2012, declining 53 basis points from the previous year, primarily as a result of competitive pressures and the prolonged low interest rate environment. Offsetting this decline was the continued volatility in our covered loan yields, resulting in a 139 basis point increase in 2012 compared to 2011. This volatility is a result of, but not limited to, increases in estimated cash flow, earlier than expected payoffs on covered loans and gains on closeouts of pools. The cost of funds decreased 48 basis points compared to 2011 primarily due to a decrease in market rates of interest across all deposit products and continued repricing of higher cost time deposits. Also attributing to the improvement in the net interest margin year over year was an increase in investment securities yields. The overall yield on investment securities has improved 5 basis points from 2011 to 2012. The increase is primarily attributable to a portfolio mix change which has resulted in lower yielding securities transitioning from the portfolio through payoffs and maturities while being replaced with higher yielding securities. Yields on earning assets decreased 112 basis points in 2011 compared to 2010. The decrease was primarily a result of a decrease in the yield on noncovered loans driven by a lower interest rate environment. The 13 basis point decline in net interest margin compared to 2010 resulted from a combination of factors including, among others, a reduced level of covered loans, decrease in noncovered loan and taxable investment securities yields, partially offset by a reduction in the average rates paid on deposits.

Average Balances, Net Interest Income, Yields and Rates

The following tables show our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated.  We derive these yields by dividing income or expense by the average balance of the corresponding assets or liabilities, respectively.  We have derived average balances from the daily balances throughout the periods indicated.

	Years Ended December 31
	2012			2011			2010
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$281,450	$695.25%		$318,760	$830.26%		$293,685	$768.26%
Taxable investment securities	296,514	10,271	3.46%	362,261	10,137	2.80%	377,877	8,090	2.14%
Nontaxable investment securities, tax-equivalent basis (1)	11,783	652	5.53%	10,985	675	6.14%	5,380	339	6.30%
Noncovered loans receivable (2)	859,414	55,228	6.43%	552,755	38,495	6.96%	163,248	14,006	8.58%
Covered loans receivable	656,211	102,413	15.61%	822,805	116,967	14.22%	989,278	145,098	14.67%
Total earning assets	2,105,372	169,259	8.04%	2,067,566	167,104	8.08%	1,829,468	168,301	9.20%
Total nonearning assets	563,005			687,399			797,098
Total assets	$2,668,377			$2,754,965			$2,626,566

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$317,688	$386.12%		$264,703	$572.22%		$239,795	$1,705.71%
Savings & money market deposits	1,029,521	4,956.48%		1,266,858	10,925.86%		1,064,404	19,759	1.86%
Time deposits less than $100,000	229,644	1,872.82%		299,992	5,235	1.75%	414,005	8,285	2.00%
Time deposits $100,000 or greater	246,400	2,315.94%		240,404	4,768	1.98%	344,464	7,463	2.17%
Advances from FHLB	—	—	—%	1,151	22	1.91%	3,567	—	—%
Notes Payable	2,531	216	8.53%	2,548	244	9.58%	10	1	10.00%
Securities sold under agreements to repurchase and federal funds purchased	3,537	4.11%		3,515	7.20%		6,153	27.44%
Total interest-bearing liabilities	1,829,321	9,749.53%		2,079,171	21,773	1.05%	2,072,398	37,240	1.80%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	342,353			259,910			199,592
Other liabilities	73,289			37,958			21,091
Shareholders’ equity	423,414			377,926			333,485
Total liabilities and shareholders’ equity	$2,668,377			$2,754,965			$2,626,566
Net interest income		$159,510			$145,331			$131,061
Net interest spread			7.51%			7.03%			7.40%
Net interest margin			7.58%			7.03%			7.16%
Cost of funds			.45%			.93%			1.64%
(1)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above are $228,000, $236,000, and $119,000 for 2012, 2011 and 2010, respectively.

(2)   Includes average nonaccruing noncovered loans of $3.7 million, $4.1 million and $2.1 million for 2012, 2011 and 2010, respectively.  There are no nonaccrual covered loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (in thousands):

	Years Ended December 31
	2012 Compared to 2011			2011 Compared to 2010
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease)(1)	Volume	Rate	Total Increase (Decrease)(1)
Interest income:
Noncovered loans	$21,043	$(4,310)	$16,733	$31,860	$(7,371)	$24,489
Covered loans	(24,284)	9,730	(14,554)	(24,315)	(3,816)	(28,131)
Taxable investment securities	(2,043)	2,177	134	(435)	2,554	2,119
Nontaxable investment securities	46	(69)	(23)	353	(17)	336
Interest-bearing deposits in other financial institutions	(96)	(39)	(135)	66	(4)	62
Total interest income	(5,334)	7,489	2,155	7,529	(8,654)	(1,125)

Interest expense:
Total deposits	(1,456)	(10,515)	(11,971)	97	(15,809)	(15,712)
Advances from FHLB	(22)	—	(22)	(15)	37	22
Notes payable	(1)	(27)	(28)	122	121	243
Securities sold under repurchase agreements and federal funds purchased	—	(3)	(3)	(8)	(12)	(20)
Total interest expense	(1,479)	(10,545)	(12,024)	196	(15,663)	(15,467)
Net interest income	$(3,855)	$18,034	$14,179	$7,333	$7,009	$14,342
(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan Losses

We have established an allowance for loan losses on both noncovered and covered loans through a provision for loan losses charged as an expense on our consolidated statements of income.

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

There was no allowance for loan losses at the dates of acquisition for the covered loans in our loan portfolio that we acquired under loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We periodically evaluate the recorded investment in our covered loans and compare our actual losses to estimated losses to determine whether additional allowance is necessary. This quarterly re-estimation of cash flows expected to be collected is updated based on changes to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our re-estimated losses exceed the last estimated losses, we record a provision on our statement of income. In that event, due to the FDIC loss share agreements, we would bear a net expense between 5% and 20% of the estimated loss, depending upon the applicable loss share agreement to which the loss is related. Conversely, if expected cash flows improve from the last estimates, any previous impairment is partially or fully reversed and an adjustment to yield is recognized over the remaining life of the loan or pool.

For the years ended December 31, 2012, 2011 and 2010, we recorded loan loss provisions of $5.0 million, $6.5 million and $4.0 million, respectively related to noncovered loans. The amount of noncovered loan loss provision recorded in each year was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management's opinion, to sufficiently cover probable losses in the noncovered loan portfolio. Net charge-offs on noncovered loans for 2012 were $582,000, or .1% of average loans, compared to net charge-offs on noncovered loans of $1.6 million, or .3%, and $1.1 million, or .7% for 2011 and 2010, respectively.

The provision for loan losses on covered loans was $10.1 million in 2012, compared to a provision of $20.0 million in 2011. No provision expense on covered loans was recorded for the year ended December 31, 2010. The amount of covered loan loss provision recorded in each year was the result of re-estimated cash flows. When re-estimated cash flows are less than original estimates, an immediate recognition through a provision for loan losses is recorded. Conversely, when expected cash flows improve from original estimates, any previous impairment is partially or fully reversed and an adjustment to yield is recognized over the remaining life of the loan or pool, which occurred for certain other covered loans and loan pools during both 2012 and 2011.

Noninterest (Loss) Income

 Noninterest loss for 2012 totaled $19.8 million, down $58.7 million from 2011. During 2012, the FDIC receivable shifted from accretion of the discount on the indemnification asset to amortization of the indemnification asset itself. Also contributing to the decline was a one time gain on acquisitions during 2011. The following table presents the components of noninterest income for the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

(Amortization) accretion of FDIC receivable for loss share agreements	$(32,569)	$10,257	$15,055
Service charges on deposits	5,117	5,601	6,543
Mortgage banking income	1,231	994	904
Gain (loss) on sale of investment securities	318	(54)	165
Gain on FHLB stock redemptions	1,215	2,478	—
Payroll fee income	622	—	—
Gain on acquisitions	—	14,890	3,759
ATM income	2,425	2,105	1,901
Other	1,875	2,651	3,190
Total noninterest (loss) income	$(19,766)	$38,922	$31,517

Net amortization of the FDIC receivable totaled $32.6 million for 2012, a variance of $42.8 million from the $10.3 million in net accretion in 2011. To the extent that currently estimated cash flows on covered loans are more than originally estimated and therefore projected losses are less than originally expected, the related reimbursements from the FDIC contemplated in the indemnification assets are less, which produces amortization of those excess indemnification assets in noninterest income. At the same time, lower projected losses cause loan accretion yields to increase over the remaining life of the applicable covered loans. For the year ended December 31, 2011 accretion income decreased $4.8 million, or 31.9% from 2010. Similar to current year 2012, the decrease in accretion income of the FDIC receivable is due to changes in assumptions during the quarterly re-estimation of cash flows.

Service charges on deposits for 2012 were down $484,000, or 8.6% from 2011. Overdraft fees have declined $379,000 as a result of decreased utilization of our courtesy overdraft services and is largely attributable to federal government regulations, specifically the Dodd-Frank Act, that impact the nature and pricing of services offered by the Bank, in addition to changes in consumer behavior. Income from service charges decreased $942,000, or 14.4% from 2010. The decrease was primarily related to insufficient funds checks and the Bank's bounce protection product, which was also affected by customer behavior and regulatory changes.

Payroll fee income of $622,000 for 2012 was the result of the acquisition of the assets and business of Altera Payroll, Inc. during third quarter of 2012.

Gains on Federal Home Loan Bank (FHLB) stock redemptions decreased $1.3 million, or 51.0%, compared to 2011. There were no gains on FHLB stock redemptions recorded for the year ended December 31, 2010. The gains are nonrecurring components of noninterest income as these gains result from original discounts recorded on acquired FHLB stock that has since been able to be redeemed at the full undiscounted cost basis of the acquired bank. As of December 31, 2012, there were no discounts remaining on acquired FHLB stock.

Noninterest Expense

Noninterest expense for 2012 totaled $89.2 million, down $1.7 million from 2011. The following table presents the components of noninterest expense for each of the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

Salaries and employee benefits	$54,536	$50,198	$42,333
Occupancy and equipment	9,845	8,692	8,549
Legal and professional fees	6,624	6,517	4,057
Marketing	2,171	3,475	3,230
Federal insurance premiums and other regulatory fees	1,824	2,019	4,733
Net cost of operations of real estate owned	1,960	8,153	13,986
Data processing	5,668	4,788	3,629
Amortization of intangibles	1,029	948	924
Other	5,579	6,177	4,204
Total noninterest expense	$89,236	$90,967	$85,645

Salaries and employee benefits is the single largest component of noninterest expense, which increased $4.3 million, or 8.6%, in 2012 compared to 2011. The year over year increase is a result of a strategic decision to increase staffing in the areas of Risk, Audit and Compliance. Salaries and employee benefits consists of salaries, stock based compensation expenses, other employee benefits and payroll taxes. For the year ended December 31, 2011 salaries and employee benefits expense increased $7.9 million, or 18.6% from 2010 due to the addition of key positions in support areas being filled, merit increases and increases in head count due to our FDIC assisted acquisitions in late 2011.

Occupancy and equipment expense was up $1.2 million, or 13.3%, in 2012. The primary component of the increase is related to a lease agreement for our administrative offices which was effective the second half of 2011 and full year 2012. Lease expense related to the lease agreement was approximately $1.2 million in 2012 and $596,000 in 2011. Occupancy and equipment expense remained relatively stable between 2011 and 2010, increasing $143,000, or 1.7% during 2011.

Marketing expense for 2012 was down $1.3 million, or 37.5%, from 2011. A major component of marketing expense is charitable contributions which declined $1.2 million from 2011 as significant donations made in 2011 were not repeated in 2012. For the year ended December, 31, 2011 marketing expense increased $245,000, or 7.6% from 2010. The stability in the change year over year was primarily impacted by the charitable contribution noted above which occurred in 2011 and 2010.

Federal deposit insurance premiums and fees for 2012 were down $195,000 from 2011 and for 2011 were down $2.7 million from 2010. The decrease in deposit insurance premiums year over year is a result of a change in the calculation of the FDIC assessment for all banks in late 2011 to base assessments on assets rather than deposits. This change had the effect of decreasing assessments for smaller banks that are almost exclusively deposit funded.

Net cost of operations of other real estate owned was down $6.2 million or 76.0%, from 2011. The decrease in other real estate owned expense is directly related to a reduction in volume from one period to the next of other real estate covered by loss share agreements with the FDIC. For the year ended December 31, 2012, these costs included gains on sales of other real estate of $672,000 and expenses related to the management and collection of other real estate of $2.6 million. For the year ended December 31, 2011, these costs included losses on sales of other real estate of $2.8 million and expenses related to the management and collection of other real estate of $5.4 million. For the year ended December 31, 2011, net cost of operations of other real estate were down $5.8 million, or 41.7% from 2010 which also resulted from a decline in the volume of other real estate covered by loss hare agreements with the FDIC. As management continues to work through and dispose of these covered assets, the expense should continue to decline at a steady rate, absent additional acquisitions.

Income Taxes

       Income tax expense is composed of both state and federal income tax expense. Income tax expense declined $11.1 million, or 47.2%, compared to 2011, as a result of a decrease in taxable income, as well as, steps taken by management to utilize various available tax credits to reduce state income taxes. For the year ended December 31, 2011, income tax expense decreased $3.8 million, or 13.9% from 2010 as a result of different tax strategies employed by us to reduce state income taxes. Note 23 to the consolidated financial statements provides additional information regarding income tax considerations.

Fourth Quarter Results

Net income for the fourth quarter of 2012 was $3.2 million, or $.10 per diluted common share, compared to $3.4 million, or $.10, and $9.1 million, or $.28, respectively in the third quarter of 2012 and fourth quarter of 2011. The following discussion highlights recent factors impacting our results of operations and financial position.

       Net interest income was $43.2 million for the fourth quarter ended December 31, 2012 compared to $34.2 million for the third quarter ended September 30, 2012. The increase in net interest income of $9.0 million was partially a result of increased accretion income of $8.9 million due to more early payoffs and a gain from a loan pool close out in the fourth quarter. Net interest expense decreased $139,000 from the third quarter and reflects our continued strategic decision to lower our cost of funds and manage deposit mix by repricing higher cost deposits.

       In the fourth quarter, we recognized $3.0 million in provision expense on our covered loans, a decrease of $2.4 million from the third quarter. The need for additional provision expense is primarily the result of deterioration in the expected cash flows in certain residential loan pools, as well as specifically reviewed loans.

       Noninterest income was a negative $11.5 million for the fourth quarter ended December 31, 2012 compared to a negative $3.3 million for the third quarter ended September 30, 2012. The decrease in noninterest income is due to an increase in the amortization of the FDIC receivable of $9.0 million during the fourth quarter related to the quarterly re-estimation of cash flows. Additionally, the decrease, which was offset by increases attributed to gains on FHLB stock redemptions and payroll fee income, a new component of noninterest income associated with the acquisition of Altera Payroll, Inc. in the fourth quarter of 2012.

Noninterest expense was $23.8 million for the quarter, an increase of $3.9 million from the third quarter. Salaries and employee benefits was the largest contributing factor of expense rising $2.3 million in the fourth quarter compared to the third quarter. This was due to an incentive accrual reversal in the third quarter of 2012 and a strategic decision to increase staffing in the areas of Risk, Audit and Compliance. Increases in legal and professional expenses, marketing, federal insurance premiums and other regulatory fees and expenses related to other real estate further contributed $1.5 million to noninterest expense.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's December 31, 2012 Annual Report on Form 10-K under the heading "Asset-Liability Management", which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Quarterly financial summary

	2012
	Quarterly Period Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Interest income	$45,327	$36,434	$48,940	$38,329
Interest expense	2,096	2,235	2,566	2,852
Net interest income	43,231	34,199	46,374	35,477
Provision for loan losses (noncovered loans)	325	1,050	2,125	1,535
Provision for loan losses (covered loans)	3,021	5,441	2,902	(1,283)
Noninterest income	(11,490)	(3,254)	(1,243)	(3,778)
Noninterest expense	23,762	19,835	22,426	23,213
Income before income taxes	4,633	4,619	17,678	8,234
Income taxes	1,418	1,261	6,647	3,096
Net income	$3,215	$3,358	$11,031	$5,138

Basic earnings per share	$.10	$.11	$.35	$.16
Diluted earnings per share	$.10	$.10	$.34	$.16
Cash dividends per share	$0.03	$0.03	$—	$—

Weighted Average Common Shares Outstanding:
Basic	31,904,381	31,654,046	31,613,581	31,611,603
Diluted	33,179,198	32,808,726	32,776,553	32,794,798

Market Data:
High Sales Price	$16.99	$17.00	$18.16	$18.07
Low Sales Price	$14.73	$14.01	$14.70	$15.01
Period-end Closing	$15.88	$16.49	$15.16	$17.51
Average Daily Trading Volume	65,997	77,118	114,161	140,364

	2011
	Quarterly Period Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Year Ended December 31, 2011
Interest income	$44,915	$50,074	$37,081	$34,798
Interest expense	3,595	4,603	6,457	7,118
Net interest income	41,320	45,471	30,624	27,680
Provision for loan losses (noncovered loans)	2,868	1,060	1,593	961
Provision for loan losses (covered loans)	16,768	2,815	451	—
Noninterest income	16,334	6,689	7,835	8,064
Noninterest expense	24,645	21,789	23,094	21,439
Income before income taxes	13,373	26,496	13,321	13,344
Income taxes	4,284	9,392	4,739	5,113
Net income	$9,089	$17,104	$8,582	$8,231

Basic earnings per share	$.29	$.54	$.27	$.26
Diluted earnings per share	$.28	$.53	$.26	$.25
Cash dividends per share	$—	$—	$—	$—

Weighted Average Common Shares Outstanding:
Basic	31,611,581	31,611,581	31,611,358	31,610,904
Diluted	32,589,069	32,413,101	32,717,755	32,622,623

Market Data:
High Sales Price	$15.76	$16.66	$18.40	$18.00
Low Sales Price	$12.40	$12.50	$15.85	$14.50
Period-end Closing	$15.11	$12.62	$16.37	$16.90
Average Daily Trading Volume	164,358	100,130	194,800	11,903

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company's independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management's assessment of the Company's internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the Company's internal control over financial reporting as of December 31, 2012, is included in this Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
STATE BANK FINANCIAL CORPORATION

We have audited the internal control over financial reporting of State Bank Financial Corporation and subsidiary (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, State Bank Financial Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of State Bank Financial Corporation and subsidiary as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors
State Bank Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of State Bank Financial Corporation and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bank Financial Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 15, 2013

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition

(Dollars in thousands)

	December 31
	2012	2011
Assets
Cash and amounts due from depository institutions	$11,902	$13,747
Interest-bearing deposits in other financial institutions	433,483	206,785
Cash and cash equivalents	445,385	220,532
Investment securities available-for-sale	303,901	349,929
Loans receivable:
Noncovered under FDIC loss share agreements	985,502	701,029
Covered under FDIC loss share agreements	474,713	812,154
Allowance for loan losses (noncovered loans)	(14,660)	(10,207)
Allowance for loan losses (covered loans)	(55,478)	(59,277)
Net loans	1,390,077	1,443,699
Mortgage loans held for sale	4,853	6,229
Other real estate owned:
Noncovered under FDIC loss share agreements	1,115	1,210
Covered under FDIC loss share agreements	45,062	84,496
Premises and equipment, net	35,364	36,760
Goodwill	10,381	6,562
Other intangibles, net	3,188	1,882
FDIC receivable for loss share agreements	355,325	528,499
Other assets	68,314	94,154
Total assets	$2,662,965	$2,773,952
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$387,450	$297,188
Interest-bearing deposits	1,760,986	2,001,277
Total deposits	2,148,436	2,298,465
Securities sold under agreements to repurchase	4,755	4,749
Notes payable	2,523	2,539
Other liabilities	77,035	70,911
Total liabilities	2,232,749	2,376,664
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2012 and 2011, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,908,665 and 31,721,236 shares issued and outstanding at December 31, 2012 and 2011, respectively	319	317
Additional paid-in capital	293,963	293,074
Retained earnings	127,406	106,574
Accumulated other comprehensive income (loss), net of tax	8,528	(2,677)
Total shareholders' equity	430,216	397,288
Total liabilities and shareholders' equity	$2,662,965	$2,773,952
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Years Ended December 31
	2012	2011	2010
Interest income:
Noncovered loans, including fees	$55,228	$38,495	$14,006
Accretion income on covered loans	102,413	116,967	145,098
Investment securities:
Taxable	10,271	10,137	8,090
Tax-exempt	424	439	220
Deposits with other financial institutions	695	830	768
Total interest income	169,031	166,868	168,182
Interest expense:
Deposits	9,529	21,500	37,212
Federal Home Loan Bank advances	—	22	—
Notes payable	216	244	—
Federal funds purchased and repurchase agreements	4	7	28
Total interest expense	9,749	21,773	37,240
Net interest income	159,282	145,095	130,942
Provision for loan losses (noncovered loans)	5,035	6,482	3,955
Provision for loan losses (covered loans)	10,081	20,034	—
Net interest income after provision for loan losses	144,166	118,579	126,987
Noninterest (loss) income:
(Amortization) accretion of FDIC receivable for loss share agreements	(32,569)	10,257	15,055
Service charges on deposits	5,117	5,601	6,543
Mortgage banking income	1,231	994	904
Gain (loss) on sale of investment securities	318	(54)	165
Gain on FHLB stock redemptions	1,215	2,478	—
Payroll fee income	622	—	—
Gain on acquisition	—	14,890	3,759
ATM income	2,425	2,105	1,901
Other	1,875	2,651	3,190
Total noninterest (loss) income	(19,766)	38,922	31,517
Noninterest expense:
Salaries and employee benefits	54,536	50,198	42,333
Occupancy and equipment	9,845	8,692	8,549
Legal and professional fees	6,624	6,517	4,057
Marketing	2,171	3,475	3,230
Federal insurance premiums and other regulatory fees	1,824	2,019	4,733
Net cost of operations of other real estate owned	1,960	8,153	13,986
Data processing	5,668	4,788	3,629
Amortization of intangibles	1,029	948	924
Other	5,579	6,177	4,204
Total noninterest expense	89,236	90,967	85,645
Income before income taxes	35,164	66,534	72,859
Income tax expense	12,422	23,528	27,313
Net income	$22,742	$43,006	$45,546
Basic net income per share	$.72	$1.36	$1.44
Diluted net income per share	$.69	$1.32	$1.40
Weighted Average Shares Outstanding:
Basic	31,696,358	31,611,303	31,558,602
Diluted	32,890,274	32,623,056	32,468,857
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended December 31
	2012	2011	2010
Net income	$22,742	$43,006	$45,546
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on investment securities available-for-sale arising during the period, net of income tax expense of $6,253, income tax benefit of $2,865, and income tax expense of $1,329 for the years ended December 31, 2012, 2011, and 2010, respectively	11,410	(5,229)	2,224
Reclassification adjustment for (gains) losses on liquidation of equity securities included in investment securities available-for-sale, net of income tax expense of $113, income tax benefit of $19, and income tax expense of $61 for the years ended December 31, 2012, 2011, and 2010, respectively	(205)	35	(104)
Total other comprehensive income (loss)	11,205	(5,194)	2,120
Comprehensive income	$33,947	$37,812	$47,666

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statement of Shareholders' Equity

(Dollars in Thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2009	2,660,634	31,540,977	$315	$292,030	$18,022	$397	$310,764
Common shares issued	59,927	69,927	1	922	—	—	923
Repurchase of stock warrants	(5,000)	—	—	(10)	—	—	(10)
Change in accumulated other comprehensive income	—	—	—	—	—	2,120	2,120
Net income	—	—	—	—	45,546	—	45,546
Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343
Exercise of stock warrants	(1,666)	677	—	—	—	—	—
Stock-based compensation	—	—	—	188	—	—	188
Repurchase of stock warrants	(27,068)	—	—	(55)	—	—	(55)
Restricted stock awards activity	—	109,655	1	(1)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	(5,194)	(5,194)
Net income	—	—	$—	$—	$43,006	$—	$43,006
Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288
Exercise of stock warrants	(19,999)	17,929	1	166	—	—	167
Stock-based compensation	—	—	—	779	—	—	779
Repurchase of stock warrants	(26,545)	—	—	(55)	—	—	(55)
Restricted stock awards activity	—	169,500	1	(1)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	11,205	11,205
Dividends paid	—	—	—	—	(1,910)	—	(1,910)
Net income	—	—	—	—	22,742	—	22,742
Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Dollars in thousands)

	Years Ended December 31
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$22,742	$43,006	$45,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	3,023	2,158	1,168
(Amortization) accretion on investments available for sale	(1,303)	94	3,546
Amortization of intangible assets	1,029	948	924
Provision for loan losses	15,116	26,516	3,955
Amortization of premiums and discounts on acquisitions, net	(69,844)	(127,224)	(160,153)
(Gain) loss on sale of other real estate owned	(348)	5,338	8,682
Writedowns of other real estate owned	19,978	62,286	85,030
Increase in FDIC receivable for covered losses	(41,019)	(63,363)	(60,668)
Funds collected from FDIC	222,180	212,865	290,815
Deferred income taxes	(8,886)	42,437	16,185
Proceeds from sales of mortgage loans held for sale	60,750	42,322	36,922
Originations of mortgage loans held for sale	(59,432)	(28,200)	(40,464)
(Gain) loss on available for sale securities	(318)	54	(165)
Loss on sale of premises and equipment	135	25	—
Gains on FHLB stock redemptions	(1,215)	(2,478)	—
Decrease (increase) in prepaid FDIC assessments	1,464	1,531	(4,102)
Net change in cash surrender value of insurance	(1,396)	(1,423)	(838)
Gain on acquisitions	—	(14,890)	(3,759)
Stock based compensation expense	779	188	—
Decrease (increase) in taxes receivable	21,786	(24,123)	9,485
Changes in other assets, net	(638)	1,649	12,601
Changes in other liabilities, net	8,417	(17,494)	(4,468)
Net cash provided by operating activities	193,000	162,222	240,242
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(77,894)	(98,378)	(242,446)
Proceeds from sales, calls, maturities and paydowns of investment securities available for sale	142,780	175,516	177,331
Loans to customers, net of repayments	32,851	(110,503)	(588)
Redemptions of Federal Home Loan Bank stock	5,897	10,508	1,353
Purchase of bank owned life insurance	—	—	(35,134)
Net cash acquired in FDIC-assisted transactions	—	92,095	93,966
Net disposals of premises and equipment	(1,671)	(7,035)	(30,781)
Proceeds from sales of other real estate owned	87,411	89,399	79,351
Purchase of assets of payroll company	(5,700)	—	—
Net cash provided by investing activities	183,674	151,602	43,052

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statement of Cash Flows (Continued) (Dollars in Thousands)

	Years Ended December 31
	2012	2011	2010
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	90,262	50,943	12,587
Net decrease in interest-bearing customer deposits	(240,291)	(505,600)	(50,087)
Repayment from other borrowed funds	—	(24,572)	(55,713)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	6	(497)	(4,671)
Repurchase of stock warrants	(55)	(55)	(10)
Issuance of common stock	167	—	923
Dividends paid to shareholders	(1,910)	—	—
Cash used in financing activities	(151,821)	(479,781)	(96,971)
Net increase (decrease) in cash and cash equivalents	224,853	(165,957)	186,323
Cash and cash equivalents, beginning	220,532	386,489	200,166
Cash and cash equivalents, ending	$445,385	$220,532	$386,489
Cash Received During the Period for:
Interest income on loans	$55,729	$40,622	$16,636
Cash Paid During the Period for:
Interest expense	$11,028	$24,097	$42,656
Income taxes	1,000	5,215	18,933
Supplemental Disclosure of Noncash Investing and Financing Activities
Goodwill and fair value acquisition adjustments	$—	$—	$2,655
Unrealized gains (losses) on securities, net of tax	11,205	(5,194)	2,120
Transfers of loans to other real estate owned	67,512	69,712	174,024
Acquisitions:
Assets acquired	$6,245	$372,424	$363,552
Liabilities assumed	545	362,805	361,199
Net assets	5,700	9,619	2,353

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Summary of Significant Accounting Policies and Nature of Business

The consolidated financial statements of State Bank Financial Corporation and Subsidiary (the "Company") include the financial statements of State Bank Financial Corporation and its wholly-owned subsidiary, State Bank and Trust Company (the "Bank"). All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the current year presentations. These reclassifications had no impact on prior years' net income, as previously reported.

State Bank and Trust Company was organized as a Georgia-state chartered bank, which opened October 4, 2005 in Pinehurst, Georgia. The Bank is primarily regulated by the FDIC and undergoes periodic examinations by this regulatory authority. On July 24, 2009, State Bank and Trust Company closed on investment agreements under which new investors infused $277 million of additional capital into the Bank, which resulted in a successor entity. This significant recapitalization resulted in a change of control and a new basis of accounting was applied. At the annual shareholders' meeting held March 11, 2010, approval was granted through proxy vote for the formation of a bank holding company. The required regulatory approval was obtained in July 2010 and the holding company reorganization was completed July 23, 2010.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

(a) Nature of Business

        State Bank Financial Corporation is a bank holding company whose primary business is presently conducted through 21 branch offices of State Bank and Trust Company, its wholly-owned banking subsidiary. Through the Bank, the Company operates a full service banking business and offers a broad range of commercial and retail banking products to its customers, which range from Metro Atlanta to middle Georgia, with a significant focus on the resolution of assets acquired from the FDIC. The Company is subject to regulations of certain federal and state agencies and is periodically examined by those regulatory agencies.

(b) Basis of Presentation

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the estimates used for fair value acquisition accounting and the FDIC receivable for loss share agreements, and the assessment for other than temporary impairment of investment securities. In connection with the determination of the allowance for loan losses and the value of real estate owned, management obtains independent appraisals for significant properties. In connection with the assessment for other than temporary impairment of investment securities, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

A substantial portion of the Company's loans are secured by real estate located in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in the real estate market conditions of this market area.

As defined by authoritative guidance, segment disclosures require reporting information about a company's operating segments using a “management approach.” Reportable segments are identified as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company has no reportable segments.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Cash and Cash Equivalents

        Cash and cash equivalents, as presented in the consolidated financial statements, includes cash on hand, cash items in process of collection and interest-bearing deposits with other financial institutions with maturities less than 90 days.

(d) Investments

        Investments available for sale are reported at fair value, as determined by independent quotations. Investment in stock of the Federal Home Loan Bank ("FHLB") is required of every federally insured financial institution which utilizes the FHLB's services. The investment in FHLB stock is included in other assets at its original cost basis, as cost approximates fair value as there is no readily determinable market value for such investments.

        Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the effective interest rate method over the remaining lives of the securities, taking into consideration assumed prepayment patterns.

        Realized gains and losses are derived using the specific identification method for determining the cost of securities sold and are recognized on the trade date.

Unrealized holding losses, other than those determined to be other than temporary, and unrealized holding gains are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity. A decline in the market value of any available for sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At December 31, 2012 and 2011, the Company did not have any securities with other than temporary impairment.

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

        Past due status is based on the contractual terms of the loan agreement. Generally, the accrual of interest income is discontinued and loans are placed on nonaccrual status when reasonable doubt exists as to the full, timely collection of interest or principal. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on nonaccrual loans when ultimately collected is recorded as a principal reduction. Nonaccrual loans are returned to accrual status when all principal and interest amounts contractually due are brought current. In addition, the future payments must be reasonably assured along with a period of at least six months of repayment performance by the borrower depending on the contractual payment terms. When it has been determined that a loan cannot be collected in whole or in part, then the uncollectible portion will be charged-off.

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings ("TDRs") and are included in impaired loans. All loans classified as substandard or doubtful, based on credit risk rating factors, are reviewed for impairment. Loans are reviewed for impairment based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral less disposal costs if the loan is collateral dependent. The Company's policy requires that large pools of smaller balance homogeneous loans, such as consumer, residential and installment loans, are collectively evaluated for impairment by the Company. Additionally, the Company's policy requires all impaired loans $500,000 and greater be evaluated on a loan by loan basis. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. All loans considered impaired are placed on nonaccrual status in accordance with policy. Cash receipts on impaired loans are recorded as income when received unless full recovery of principal is in doubt whereby cash received is recorded as principal reduction.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All impaired loans are reviewed, at minimum, on a quarterly basis. Reviews may be performed more frequently if material information is available before the next scheduled quarterly review. Existing valuations are reviewed to determine if additional discounts or new appraisals are required.

(f) Covered Loans

        Covered loans are recorded at fair value at the date of acquisition exclusive of expected cash flow reimbursements from the FDIC. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and, if appropriate, an accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable discount, which is excluded in the carrying amount of acquired loans. Expected prepayments are treated consistently for cash flows expected to be collected and projections of contractual cash flows such that the nonaccretable discount is not affected. Similarly, the difference between actual prepayments and expected prepayments do not affect the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior applicable loss provisions or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable discount.

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

The ALL for noncovered loans consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers nonimpaired loans and is based on historical loss experience adjusted for current environmental factors. The Company's noncovered loan portfolio has been originated over the past several years. The portfolio has been stringently underwritten and has experienced minimal losses. Due to the unseasoned nature of the portfolio, management has historically used the FDIC and UBPR peer group historical loss data in the allowance calculation. As of the fourth quarter 2011, the Company began using its own historical loss data in the allowance calculation. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies and procedures. The qualitative analysis requires judgment by management and is subject to continuous validation.

Management separately monitors the covered loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the acquisition date fair value. To the extent that the revised loss estimate exceeds the loss estimate established in the determination of the acquisition date fair values, such deterioration will result in additional provision for loan losses charged to expense.

The ALL is maintained at a level management believes is adequate to absorb probable incurred losses. The Company has recorded all known and inherent losses that are both probable and reasonable to estimate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to adjust the allowance based on their judgment about information available to them at the time of their examination.

The company assesses the adequacy of the ALL quarterly with respect to noncovered and covered loans.

The assessment begins with a standard evaluation and analysis of each loan. All loans are consistently graded and monitored for changes in credit risk and possible deterioration in the borrower's ability to repay the contractual amounts due under the loan agreement.

If a loan is impaired, under generally accepted accounting principles, the Company may measure the loss, or expected cash flow, either by:

(1)	the observable market price of the loan;

(2)	the present value of expected future cash flows discounted at the loan's effective interest rate; or

(3)	the fair value of the collateral if the loan is collateral dependent.

        Management evaluates the results of the ALL procedures performed, including the results of testing, and makes a conclusion regarding the appropriateness of the ALL in its entirety.

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

        Management establishes the specific amount by examining impaired loans. Because the majority of the Company's impaired loans are collateral dependent, nearly all of our specific allowances are calculated based on the fair value of the collateral less disposal costs.

        Management establishes the general amount by taking the remaining loan portfolio (excluding those impaired loans discussed above) with allocations based on historical losses. The calculation of the general amount is subjected to stress factors that are somewhat subjective. The stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of:

(1)	economic factors including changes in the local or national economy;

(2)	the depth of experience in lending staff;

(3)	any concentrations of credit (such as commercial real estate) in any particular industry group;

(4)	additional risks resulting from the level of speculative real estate loans in the portfolio; and

(5)	seasoning of the loan portfolio.

        After assessing the applicable factors, the remaining amount is evaluated based on management's experience and the level of the noncovered ALL is compared with historical trends and peer information as a reasonableness test.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        If actual losses exceed the estimated losses, provision for loan losses is recorded on covered loans as an expense on the consolidated statement of income. The Company also records an amount that will be recovered, under the related FDIC loss share agreements, as a reduction of the provision for loan losses on the consolidated statement of income.

      Management reviews the assumptions used in the calculation of the updated expected cash flows, evaluates the impairment based on management's experience, and uses a third party to obtain peer information as part of its reasonableness test for the covered loan ALL.

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

Other real estate acquired through foreclosure of covered loans under loss share agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent adjustments to the estimated recoverable value of covered other real estate result in a reduction of covered other real estate, and a charge to other expense, and an increase in the FDIC receivable for the estimated amount to be reimbursed, with a corresponding net offsetting amount recorded to other expense.

Acquired other real estate property is recorded at fair value at the date of acquisition. Subsequent declines to fair value are taken in current period earnings.

Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations. Costs associating with holding covered other real estate are charged to operations, net of any expected reimbursements from the FDIC relating to covered external expenses.

(j) Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 10 to 25 years for buildings and improvements and 3 to 15 years for furniture, fixtures, and equipment. Costs of improvements are capitalized and depreciated, while operating expenses are charged to current earnings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k) Goodwill and other Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangibles deemed to have an indefinite life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary. Also, in connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base, and other identifiable intangible assets. Core deposit intangibles and other identifiable intangible assets are amortized over their estimated useful lives ranging up to 5 years.

(l) Receivable from FDIC for Loss Sharing Agreements

The receivable from the FDIC for loss share agreements is measured separately from the related indemnified assets and it is not contractually embedded in the assets and is not transferable should the assets be sold. Fair value at acquisition was estimated using projected cash flows related to loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss sharing agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC. Any applicable true-up payments owed to the FDIC for transactions that include claw-back provisions are discounted to reflect the estimated timing of the payment and such amount is reflected in other liabilities. The FDIC receivable is reviewed and updated prospectively as loss estimates related to indemnified assets change and as reimbursements are received or are expected to be received from the FDIC.

(m) Derivative Instruments and Hedging Activities

The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments may include interest rate swaps and interest rate caps and floors. All derivative financial instruments are recognized on the consolidated balance sheets as other assets or other liabilities, as applicable, at estimated fair value. The Company enters into master netting agreements with counterparties and/or requires collateral to cover exposures. In most cases, counterparties post at a zero threshold regardless of rating.

Interest rate swaps are agreements to exchange interest payments based upon notional amounts. Interest rate swaps subject the Company to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform. Option contracts involve rights to buy or sell financial instruments on a specified date or over a period at a specified price. These rights do not have to be exercised. Some option contracts such as interest rate caps, involve the exchange of cash based on changes in specified indices. Interest rate caps are contracts to hedge interest rate increases based on a notional amount. Interest rate caps subject the Company to market risk associated with changes in interest rates, as well as the credit risk that the counterparty will fail to perform.

Derivative financial instruments are designated, based on the exposure being hedged, as either fair value or cash flow hedges.

Fair value hedge relationships mitigate exposure to the change in fair value of an asset, liability or firm commitment. Under the fair value hedging model, gains or losses attributable to the change in fair value of the derivative instrument, as well as the gains and losses attributable to the change in fair value of the hedged item, are recognized in other noninterest income in the period in which the change in fair value occurs. Hedge ineffectiveness is recognized as other noninterest income to the extent the changes in fair value of the derivative do not offset the changes in fair value of the hedged item. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to other assets or other liabilities, as applicable. Cash flow hedge relationships mitigate exposure to the variability of future cash flows or other forecasted transactions. For cash flow hedge relationships, the effective portion of the gain or loss related to the derivative instrument is recognized as a component of accumulated other comprehensive income (loss). The ineffective portion of the gain or loss related to the derivative instrument, if any, is recognized in earnings as other noninterest income during the period of change. Amounts recorded in accumulated other comprehensive income (loss) are recognized in earnings in the period or periods during which the hedged item impacts earnings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company formally documents all hedging relationships between hedging instruments and the hedged items, as well as its risk management objective and strategy for entering into various hedge transactions. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and typically include (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, and (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item. The Company performs retrospective and prospective effectiveness testing using quantitative methods and does not assume perfect effectiveness through the matching of critical terms. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly for ongoing effectiveness.

(n) Income Taxes

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

(o) Comprehensive Income

Comprehensive income for the Company consists of net income for the period and unrealized holding gains and losses on investments classified as available for sale, net of income taxes and reclassification adjustments.

(p) Acquisitions

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

The Bank entered into an Asset Purchase Agreement with Altera Payroll, Inc., pursuant to which the Bank acquired substantially all of the assets, and assumed certain liabilities of Altera Payroll, Inc. on October 15, 2012. The acquired assets and assumed liabilities were measured at estimated fair value on the date of acquisition. Management made estimates and exercised judgment in accounting for the acquisition of the Altera Payroll, Inc.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(q) Basic and Diluted Net Income Per Share

Basic net income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Diluted net income per share is computed by dividing net income by the total of the weighted average number of shares outstanding plus the dilutive effect of the outstanding options, warrants and restricted stock awards.

(r) Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The amendments in ASU 2012-02 allow entities the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired, similar in approach to the goodwill impairment test. The amendments in this guidance are effective for the Company as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. ASU 2012-02 is not anticipated to have a material impact on the Company's results of operation, financial position or disclosures.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 850): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution ("ASU 2012-06"). The amendments in ASU 2012-06 require entities that recognize an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification) to subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments in this guidance are effective for the Company for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this amendment has no impact on the consolidated financial statements because the Company's accounting procedures for the indemnification asset is in compliance with this amendment.

In February 2013, the FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to: Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income—but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense. The new requirements will take effect for public companies in interim and annual reporting periods beginning after December 15, 2012 (the first quarter of 2013 for public, calendar-year companies). This guidance impacts only the disclosures in financial statements and will not impact the Company’s financial condition or results of operations.

Note 2:  Acquisitions

2012 Acquisition

Altera Payroll Inc.

On October 15, 2012, the Bank entered into an Asset Purchase Agreement with Altera Payroll, Inc., pursuant to which the Bank acquired substantially all of the assets, and assumed certain liabilities of Altera Payroll, Inc. The aggregate purchase price was $5.7 million in cash. Assets acquired totaled $6.2 million, including $3.8 million of goodwill and $2.4 million of other intangibles.

2011 Acquisitions

Federally Assisted Acquisition of Community Capital Bank

        On October 21, 2011, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Community Capital Bank ("CCB") from the FDIC, as receiver. CCB operated full service commercial banking branches primarily within southern metro Atlanta, Georgia area. The FDIC took CCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank's bid to purchase CCB included the purchase of substantially all of CCB's assets at a discount of $32.5 million in exchange for assuming substantially all of CCB's deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets. The term for loss sharing on single family real estate loans is ten years, while the term for loss sharing on non-single family loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $48.4 million at the time of acquisition.

The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the first to occur of the end of year ten or upon the disposition or termination of the loss share agreements. On December 15, 2021, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate, or $9.4 million, less (ii) the sum of (a) 20 percent of the net loss amount, (b) 25 percent of the asset discount bid and (c) 3.5 percent of total shared-loss assets. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. As of December 31, 2012, the Bank recorded a claw-back liability of $846,000 related to a projected true-up payment associated with the CCB loss share agreements.

   The acquisition of CCB was accounted for under the acquisition method of accounting. A summary of net assets acquired and

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the resulting acquisition date gain is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values. As of December 31, 2011, noninterest income includes a bargain purchase gain of $9.1 million, resulting in an after tax gain of $5.9 million from the acquisition. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

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

(d)
Adjustment reflects the estimated fair value of payments the Bank expected to receive from the FDIC under loss sharing agreements. The receivable was recorded at the present value of the estimated future cash flows using an average discount rate of 1.69 percent.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federally Assisted Acquisition of Piedmont Community Bank

On October 14, 2011, the Bank acquired substantially all of the assets and assumed substantially all of the deposits and certain other liabilities of Piedmont Community Bank ("PCB") from the FDIC, as receiver. PCB operated full service commercial banking branches in Bibb and Jones County, Georgia. The FDIC took PCB under receivership upon its closure by the Georgia Department of Banking and Finance. The Bank's bid to purchase PCB included the purchase of substantially all of PCB's assets at a discount of $36.5 million in exchange for assuming substantially all of PCB's deposits and certain other liabilities. No cash, deposit premium or other consideration was paid by the Bank. The Bank and the FDIC entered into a purchase and assumption agreement in connection with the acquisition which included loss sharing agreements regarding future losses incurred on acquired loans and other real estate acquired through foreclosure existing at the acquisition date, collectively referred to as the covered assets. Under the terms of the loss sharing agreements, the FDIC will reimburse the Bank for 80 percent of net losses incurred on the covered assets. The term for loss sharing on single family real estate loans is ten years, while the term for loss sharing on non-single family loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $66.9 million at the time of acquisition.

The purchase and assumption agreement entered into between the Bank and the FDIC also includes a true-up payment at the first of the end of year ten or upon the disposition or termination of the loss share agreements. December 15, 2021, the true-up measurement date, the Bank is required to make a true-up payment to the FDIC equal to 50 percent of the excess, if any, of (i) 20 percent of the intrinsic loss estimate, or $11.6 million, less (ii) the sum of (a) 20 percent of the net loss amount, (b) 25 percent of the asset discount bid and (c) 3.5 percent of total shared-loss assets. The cumulative servicing amount is one percent of the average covered assets for each year during the terms of the loss sharing agreements. As of December 31, 2012, the Bank recorded a claw-back liability of $107,000 related to a projected true-up payment associated with the PCB loss share agreements.

The acquisition of PCB was accounted for under the acquisition method of accounting. A summary of net assets acquired and the resulting acquisition date gain is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets and assumed liabilities were recorded at their acquisition date fair values. Noninterest income for 2011 includes a bargain purchase gain of $5.8 million, resulting in an after tax gain of $3.8 million from the acquisition. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	As Recorded by PCB		Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$7,211		$31,125	(a)	$38,336
Investment Securities	29,701		—		29,701
FHLB and other bank stock	1,204		—		1,204
Loans, net of unearned income	110,791		(60,542)	(b)	50,249
Other real estate owned	49,605		(34,816)	(c)	14,789
FDIC receivable for loss sharing agreements	—		66,946	(d)	66,946
Core deposit intangible	—		136	(e)	136
Other Assets	1,084		(765)	(f)	319
Total assets acquired	$199,596		$2,084		$201,680
Liabilities
Deposits:
Noninterest-bearing	12,490		—		12,490
Interest-bearing	163,441		—		163,441
Total deposits	175,931		—		175,931
FHLB advances	17,825		1,578	(h)	19,403
Deferred tax liability	—		2,064	(i)	2,064
Other liabilities	515		—		515
Total liabilities assumed	194,271		3,642		197,913
Excess of assets acquired over liabilities assumed	$5,325	(g)
Aggregate fair value adjustments			$(1,558)
Gain on acquisition					$3,767
Explanation of fair value adjustments

(a)	Adjustment reflects the initial wire received from the FDIC on the acquisition date net of equity adjustments if applicable.

(b)
Adjustment reflects fair value adjustments based on the Bank's evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(c)	Adjustment reflects the estimated other real estate losses based on the Bank's evaluation of the acquired other real estate owned portfolio.

(d)	Adjustment reflects the estimated fair value of payments the Bank expected to receive from the FDIC under loss sharing agreements. The receivable was recorded at the present value of the estimated future cash flows using an average discount rate of 1.38 percent.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Investment Securities

The amortized cost and fair value of securities classified as available for sale are as follows (in thousands):

	December 31, 2012				December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$59,101	$1,423	$16	$60,508	$76,976	$1,294	$—	$78,270
States and political subdivisions	11,726	406	—	12,132	10,740	356	—	11,096
Residential mortgage-backed securities-nonagency	131,183	8,875	297	139,761	145,768	126	9,951	135,943
Residential mortgage-backed securities-agency	36,349	1,202	29	37,522	30,031	1,423	—	31,454
Collateralized mortgage obligations	52,024	1,459	—	53,483	90,159	2,635	—	92,794
Corporate securities	398	97	—	495	372	—	—	372
Total investment securities available-for-sale	$290,781	$13,462	$342	$303,901	$354,046	$5,834	$9,951	$349,929

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2012 by contractual maturities are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.  Therefore, these securities are not presented by contractual maturities in the following maturity summary (in thousands):

	Amortized Cost	Fair Value

Due within one year	$10,839	$10,842
Due from one year to five years	34,774	35,540
Due from five years to ten years	9,837	10,571
Due after ten years	15,775	16,182
Residential mortgage-backed securities (nonagency and agency) and collateralized mortgage obligations	219,556	230,766
	$290,781	$303,901

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2012
Investment securities available-for-sale:
U.S. Government securities	$10,278	$16	$—	$—	$10,278	$16
Residential mortgage-backed-nonagency	—	—	10,342	297	10,342	297
Residential mortgage-backed-agency	5,119	29	—	—	5,119	29
Total	$15,397	$45	$10,342	$297	$25,739	$342

December 31, 2011
Investment securities available-for-sale:
Residential mortgage-backed-nonagency	$109,027	$9,082	$8,936	$869	$117,963	$9,951
Total	$109,027	$9,082	$8,936	$869	$117,963	$9,951

Residential mortgage-backed-nonagency securities with aggregate fair values of $10.3 million and $8.9 million had continuous unrealized losses of $297,000 and $869,000 for more than twelve months as of December 31, 2012 and December 31, 2011, respectively.  At December 31, 2012, the Company held eight investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The analysis differs depending upon the type of investment security being analyzed. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. The Company's nonagency portfolio is tested quarterly for OTTI by the use of cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of December 31, 2012, there was no intent to sell any of the securities available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

Sales and other redemptions of securities available for sale are summarized in the following table (in thousands):

	December 31
	2012	2011	2010
Proceeds from sales and other redemptions	$24,303	$57,851	$99,686

Gross gains on securities available-for-sale	$319	$62	$187
Gross losses on securities available-for-sale	(1)	(116)	(22)
Net realized gains (losses) on sales of securities available-for-sale	$318	$(54)	$165

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $126.6 million and $156.1 million at December 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements, net counter-party exposure and certain borrowing arrangements.

Note 4: Loans Receivable

Loans not covered by loss share agreements (noncovered loans) are summarized as follows (in thousands):

	December 31
	2012	2011
Construction, land & land development	$230,448	$162,382
Other commercial real estate	457,729	307,814
Total commercial real estate	688,177	470,196
Commercial & industrial	35,390	35,817
Owner-occupied real estate	172,445	139,128
Total commercial & industrial	207,835	174,945
Residential real estate	43,179	33,738
Consumer & other	46,311	22,150
Total noncovered loans	985,502	701,029
Allowance for loan losses	(14,660)	(10,207)
Total noncovered loans, net	$970,842	$690,822

The table above includes net deferred loan fees that totaled approximately $2.1 million and $1.9 million at December 31, 2012 and 2011, respectively.

Loans covered by loss share agreements, net of related discounts, are summarized as follows (in thousands):

	December 31
	2012	2011
Construction, land & land development	$81,288	$190,110
Other commercial real estate	139,010	233,575
Total commercial real estate	220,298	423,685
Commercial & industrial	14,859	38,174
Owner-occupied real estate	86,612	143,523
Total commercial & industrial	101,471	181,697
Residential real estate	142,032	189,109
Consumer & other	10,912	17,663
Total covered loans	474,713	812,154
Allowance for loan losses	(55,478)	(59,277)
Total covered loans, net	$419,235	$752,877

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of covered loans are presented in the following table (in thousands):

	December 31,
	2012	2011
Balance, beginning of period	$752,877	$934,967
Accretion of fair value discounts	102,413	116,967
Fair value of acquired loans	—	98,539
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(439,854)	(338,319)
Change in the allowance for loan losses on covered loans	3,799	(59,277)
Balance, end of period	$419,235	$752,877

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

Changes in the value of the accretable discount allocated by acquired bank are presented in the following tables as of the dates indicated (in thousands):

	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
December 31, 2012
Balance, beginning of year	$97,164	$49,866	$6,822	$9,532	$24,860	$18,212	$24,241	$230,697
Accretion	(47,564)	(23,492)	(3,140)	(8,257)	(7,461)	(5,589)	(6,910)	(102,413)
Transfers to accretable discount (exit events), net	27,375	7,060	(1,819)	6,670	(2,948)	10,816	(2,634)	44,520
Balance, end of year	$76,975	$33,434	$1,863	$7,945	$14,451	$23,439	$14,697	$172,804

	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
December 31, 2011
Balance, beginning of year	$60,039	$35,181	$2,484	$4,318	$21,756	$—	$—	$123,778
Additions from acquisitions	—	—	—	—	—	19,447	25,328	44,775
Accretion	(54,281)	(30,625)	(3,202)	(7,062)	(19,475)	(1,235)	(1,087)	(116,967)
Transfers to accretable discount (exit events), net	91,406	45,310	7,540	12,276	22,579	—	—	179,111
Balance, end of year	$97,164	$49,866	$6,822	$9,532	$24,860	$18,212	$24,241	$230,697

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the accretable discount results from cash flow re-estimations and related updates to acquisition date assumptions and methodologies. The change is a result of a detailed review and re-estimation of expected cash flows and loss assumptions based on the use of a detailed analytics system focusing on expected cash flows and enhanced historical loss data as the covered loan portfolios season.

        As of December 31, 2012 and 2011, in accordance with Company policy, there were no loans to executive officers, directors and/or their associates.
Note 5: Allowance for Loan Losses (ALL)

The following tables present the Company’s loan loss experience on noncovered loans for the periods indicated (in thousands):

	December 31
	2012	2011	2010
Balance, beginning of period	$10,207	$5,351	$2,524
Loans charged-off	(669)	(1,744)	(1,209)
Recoveries of loans previously charged off	87	118	81
Net (charge-offs) recoveries	(582)	(1,626)	(1,128)
Provision for loan losses	5,035	6,482	3,955
Balance, end of period	$14,660	$10,207	$5,351

The following tables present the Company’s loan loss experience on covered loans for the periods indicated (in thousands):

	December 31
	2012	2011
Balance, beginning of period (1)	$59,277	$—
Loans charged-off	(61,976)	(19,329)
Recoveries of loans previously charged off	7,540	25
Net (charge-offs) recoveries	(54,436)	(19,304)
Provision for loan losses	50,637	78,581
Benefit attributable to FDIC loss share agreements	(40,556)	(58,547)
Total provision for loan losses charged to operations	10,081	20,034
Provision for loan losses recorded through the FDIC loss share receivable	40,556	58,547
Balance, end of period	$55,478	$59,277
(1) There was no recorded covered ALL during 2010.

Description of segment and class risks

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant. At December 31, 2012, approximately 32.5% of our outstanding loan portfolio is covered under FDIC loss share agreements and does not represent the same risk of loss as the noncovered loan portfolio. The risks associated with covered loans are generally consistent with the risks identified for commercial and noncommercial loans and the classes of loans within those segments; however, additional risks are separately described below.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Commercial Real Estate

Commercial real estate loans consist of commercial construction and land development loans and other commercial real estate loans. Commercial construction and land development loans are highly dependent upon the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and lots that our customers are developing. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends upon the ultimate completion of the project and usually on the subsequent lease-up and/or sale of the property. Additionally, continuing deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers.

Other commercial real estate loans consist primarily of loans secured by multifamily housing and other nonfarm nonresidential properties such as retail, office and hotel/motel. These loans typically have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. The primary risk associated with loans secured with income-producing property is the inability of that property to produce adequate cash flow to service the debt. High unemployment, generally weak economic conditions and/or an oversupply in the market may result in our customer having to provide rental rate concessions to achieve adequate occupancy rates.

Commercial and Industrial Loans

Commercial and industrial loans include loans to individuals and businesses for commercial purposes in various lines of business, including the manufacturing industry, service industry and professional services industries. Repayment is primarily dependent on the ability of the borrower to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower's business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans may have real estate as partial collateral, they are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the non-real estate collateral may be difficult to assess and more likely to decrease than real estate, and the control of the collateral is more at risk.

Owner-occupied loans consist of loans secured by nonfarm nonresidential properties such as business and industrial properties, churches, convenient stores and restaurants. Like commercial and industrial loans, repayment is primarily dependent on the ability of the borrower to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. Changes in the borrower's business results, specifically declines in cash flows, could affect the ability for the loan to be serviced in accordance with the contractual terms.

Residential Real Estate

Residential real estate loans are to individuals and are typically secured by owner-occupied 1-4 family residential property. We generally originate and hold short-term first mortgages, traditional second mortgages and home equity lines of credit. We originate and sell longer-term mortgages in the secondary market. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral.

Consumer

The consumer loan portfolio includes loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate.

Covered loans

The risks associated with covered loans are generally consistent with the risks identified for commercial and noncommercial loans and the classes of loans within those segments. An additional substantive risk with respect to covered loans relates to the FDIC loss share agreements, specifically the ability to receive timely and full reimbursement from the FDIC for losses and related expenses that we believe are covered by the loss share agreements. Further, these loans were underwritten by other institutions with weaker lending standards. Therefore, there is a significant risk that the loans are not adequately supported by the paying capacity of the borrower or the values of underlying collateral at the time of origination. Management separately monitors the covered loan portfolio and periodically evaluates the recorded investment in these loans in comparison to actual losses. This evaluation is made to determine whether additional impairment exists.

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total

December 31, 2012
Allowance for loan losses:
Beginning balance	$6,423	$2,895	$561	$328	$10,207
Charge-offs	(510)	(75)	(75)	(9)	(669)
Recoveries	74	5	2	6	87
Provision	3,508	278	562	687	5,035
Ending balance	$9,495	$3,103	$1,050	$1,012	$14,660
Ending allowance attributable to loans:
Individually evaluated for impairment	$743	$217	$359	$17	$1,336
Collectively evaluated for impairment	8,752	2,886	691	995	13,324
Total ending allowance balance	$9,495	$3,103	$1,050	$1,012	$14,660

Loans:
Loans individually evaluated for impairment	$2,864	$493	$1,402	$33	$4,792
Loans collectively evaluated for impairment	685,313	207,342	41,777	46,278	980,710
Total loans	$688,177	$207,835	$43,179	$46,311	$985,502

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011
Allowance for loan losses:
Beginning balance	$3,258	$1,385	$246	$462	$5,351
Charge-offs	(611)	(640)	(74)	(419)	(1,744)
Recoveries	—	21	8	89	118
Provision	3,776	2,129	381	196	6,482
Ending balance	$6,423	$2,895	$561	$328	$10,207
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$46	$—	$—	$46
Collectively evaluated for impairment	6,423	2,849	561	328	10,161
Total ending allowance balance	$6,423	$2,895	$561	$328	$10,207

Loans:
Loans individually evaluated for impairment	$1,441	$720	$—	$—	$2,161
Loans collectively evaluated for impairment	468,755	174,225	33,738	22,150	698,868
Total loans	$470,196	$174,945	$33,738	$22,150	$701,029

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total

December 31, 2012
Allowance for loan losses:
Beginning balance	$37,332	$7,573	$14,372	$—	$59,277
Charge-offs	(50,259)	(7,155)	(4,544)	(18)	(61,976)
Recoveries	6,999	372	169	—	7,540
Provision for loan losses before benefit attributable to FDIC loss share agreements	38,570	203	11,192	672	50,637
Benefit attributable to FDIC loss share agreements	(30,901)	(163)	(8,953)	(539)	(40,556)
Total provision for loan losses charged to operations	7,669	40	2,239	133	10,081
Provision for loan losses recorded through the FDIC loss share receivable	30,901	163	8,953	539	40,556
Ending balance	$32,642	$993	$21,189	$654	$55,478
Ending allowance attributable to loans:
Individually evaluated for impairment	$17,251	$5,117	$4,476	$654	$27,498
Collectively evaluated for impairment	15,391	(4,124)	16,713	—	27,980
Total ending allowance balance	$32,642	$993	$21,189	$654	$55,478

Loans:
Loans individually evaluated for impairment	$102,844	$22,603	$13,760	$10,535	$149,742
Loans collectively evaluated for impairment	117,454	78,868	128,272	377	324,971
Total loans	$220,298	$101,471	$142,032	$10,912	$474,713

December 31, 2011
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—
Charge-offs	(14,904)	(3,069)	(1,356)	—	(19,329)
Recoveries	3	22	—	—	25
Provision for loan losses before benefit attributable to FDIC loss share agreements	52,233	10,620	15,728	—	78,581
Benefit attributable to FDIC loss share agreements	(38,918)	(7,912)	(11,717)	—	(58,547)
Total provision for loan losses charged to operations	13,315	2,708	4,011	—	20,034
Provision for loan losses recorded through the FDIC loss share receivable	38,918	7,912	11,717	—	58,547
Ending balance	$37,332	$7,573	$14,372	$—	$59,277
Ending allowance attributable to loans:
Individually evaluated for impairment	$27,458	$4,037	$4,020	$—	$35,515
Collectively evaluated for impairment	9,874	3,536	10,352	—	23,762
Total ending allowance balance	$37,332	$7,573	$14,372	$—	$59,277

Loans:
Loans individually evaluated for impairment	$197,634	$38,285	$18,508	$12,288	$266,715
Loans collectively evaluated for impairment	226,051	143,412	170,601	5,375	545,439
Total loans	$423,685	$181,697	$189,109	$17,663	$812,154

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A significant portion of the Company's covered loans were past due, including many that were 90 days or more past due. However, such delinquencies were included in the Company's performance expectations in determining the fair values of covered loans at acquisition and at subsequent valuation dates. There have been covered loans that have deteriorated from management's initial performance expectations as reflected in the allocation of acquisition costs across individual assets and pools of assets. Such loans and pools are considered impaired by management. However, all covered loan cash flows continue to be estimable and probable of collection and thus accretion income continues to be recognized on these covered assets. As such, the referenced covered loans are not considered nonperforming assets.

As of December 31, 2012, the Company evaluated specifically reviewed covered loans totaling $149.7 million. Of those specifically reviewed covered loans $39.3 million were identified as having deteriorated from management's initial performance expectations, which resulted in allowance attributable to these loans of $27.5 million. As of December 31, 2012, the Company evaluated $325.0 million of loans evaluated as part of their respective pools. Of those evaluated as part of their respective pools, $191.1 million were identified as having deteriorated from management's initial performance expectations, which resulted in allowance attributable to these loans of $28.0 million.

As of December 31, 2011, the Company evaluated specifically reviewed covered loans totaling $266.7 million. Of those specifically reviewed covered loans $72.3 million were identified as having deteriorated from management's initial performance expectations, which resulted in allowance attributable to these loans of $35.5 million. As of December 31, 2011, the Company evaluated $545.4 million of loans evaluated as part of their respective pools. Of those evaluated as part of their respective pools, $275.0 million were identified as having deteriorated from management's initial performance expectations, which resulted in allowance attributable to the loans of $23.8 million.

Approved credit losses are expected to be reimbursed for covered loans under the appropriate FDIC loss share agreements at either 80 or 95 percent, in accordance with the applicable corresponding loss share agreement. The Company uses a symmetrical accounting approach in recording the loan carrying values and the FDIC receivable on covered loans. An increase in the loan value and a reduction in the FDIC receivable are accounted for as a yield adjustment over the remaining life of each asset. A reduction in the loan value, through a provision for loan losses, and an increase in the FDIC receivable, through an adjustment to income, are taken immediately.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2012 are as follows (in thousands)

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized(2)

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$—	$—
Other commercial real estate	826	550	—	584	—
Total commercial real estate	826	550	—	584	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer & other	—	—	—	—	—
Subtotal	826	550	—	584	—
With related allowance recorded:
Construction, land & land development	756	331	166	350	—
Other commercial real estate	2,325	1,983	577	2,618	55
Total commercial real estate	3,081	2,314	743	2,968	55
Commercial & industrial	367	326	163	197	—
Owner-occupied real estate	167	167	54	112	1
Total commercial & industrial	534	493	217	309	1
Residential real estate	1,464	1,402	359	1,301	23
Consumer & other	33	33	17	43	1
Subtotal	5,112	4,242	1,336	4,621	80
Total impaired loans	$5,938	$4,792	$1,336	$5,205	$80
(1) The average recorded investment for troubled debt restructurings was $2.4 million as of December 31, 2012.
(2) The total interest income recognized on troubled debt restructurings was $74,000 as of December 31, 2012.

For the year ended December 31, 2012, the average investment in noncovered impaired loans was $5.2 million. Interest income recognized on impaired loans for the same period was $80,000.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized(1)

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$1,330	$1,054	$—	$1,058	$1
Other commercial real estate	387	387	—	84	1
Total commercial real estate	1,717	1,441	—	1,142	2
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	846	586	—	2,143	8
Total commercial & industrial	846	586	—	2,143	8
Residential real estate	—	—	—	79	2
Consumer & other	—	—	—	—	—
Subtotal	2,563	2,027	—	3,364	12
With related allowance recorded:
Construction, land & land development	—	—	—	—	—
Other commercial real estate	—	—	—	—	—
Total commercial real estate	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	433	134	46	317	—
Total commercial & industrial	433	134	46	317	—
Residential real estate	—	—	—	—	—
Consumer & other	—	—	—	—	—
Subtotal	433	134	46	317	—
Total impaired loans	$2,996	$2,161	$46	$3,681	$12
(1) The average recorded investment for troubled debt restructurings was $292,000 as of December 31, 2011.
(2) There was no interest income recognized on troubled debt restructurings as of December 31, 2011.

For the year ended December 31, 2011, the average investment in noncovered impaired loans was $3.7 million. Interest income recognized on impaired loans for the same period was $12,000.

The following table presents the recorded investment in noncovered nonaccrual loans by loan class for the periods indicated (in thousands):

	December 31
	2012	2011
Construction, land & land development	$331	$1,054
Other commercial real estate	1,350	387
Total commercial real estate	1,681	1,441
Commercial & industrial	326	—
Owner-occupied real estate	167	720
Total commercial & industrial	493	720
Residential real estate	1,326	—
Consumer & other	33	—
Total	$3,533	$2,161

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due loans not covered by loss share agreements, by class of loans, as of December 31, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$44	$324	$368	$230,080	$230,448	$—
Other commercial real estate	1,298	763	2,061	455,668	457,729	—
Total commercial real estate	1,342	1,087	2,429	685,748	688,177	—
Commercial & industrial	—	277	277	35,113	35,390	—
Owner-occupied real estate	100	167	267	172,178	172,445	—
Total commercial & industrial	100	444	544	207,291	207,835	—
Residential real estate	81	346	427	42,752	43,179	—
Consumer & other	243	14	257	46,054	46,311	—
Total	$1,766	$1,891	$3,657	$981,845	$985,502	$—

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due loans covered by loss share agreements, by class of loans, as of December 31, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$1,628	$58,104	$59,732	$21,556	$81,288
Other commercial real estate	7,297	49,505	56,802	82,208	139,010
Total commercial real estate	8,925	107,609	116,534	103,764	220,298
Commercial & industrial	905	4,414	5,319	9,540	14,859
Owner-occupied real estate	7,421	19,288	26,709	59,903	86,612
Total commercial & industrial	8,326	23,702	32,028	69,443	101,471
Residential real estate	10,173	25,319	35,492	106,540	142,032
Consumer & other	10,375	477	10,852	60	10,912
Total	$37,799	$157,107	$194,906	$279,807	$474,713

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

Asset Quality Grades:

The Company assigns loans into risk categories based on relevant information about the ability of borrowers to pay their debts, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company utilizes risk-grading guidelines to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 8. A description of the general characteristics of grades 5 and above is as follows:

Watch (Grade 5)—Loans graded Watch are pass credits that have not met performance expectations or that have higher inherent risk characteristics warranting continued supervision and attention.

OAEM (Grade 6)—A Loan graded OAEM (other assets especially mentioned) has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the Loan or in the Company's credit position at some future date. OAEM Loans are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification.

Substandard (Grade 7)—Loans classified as substandard are inadequately protected by the current sound worth and payment capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Doubtful (Grade 8)—Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table presents the risk grades of the loan portfolio not covered by loss share agreements, by class of loans, as of December 31, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$157,955	$425,893	$33,097	$154,729	$36,039	$45,901	$853,614
Watch	65,540	28,259	1,789	17,243	5,403	246	118,480
OAEM	6,579	300	30	237	73	26	7,245
Substandard	374	3,277	474	236	1,664	138	6,163
Doubtful	—	—	—	—	—	—	—
Total	$230,448	$457,729	$35,390	$172,445	$43,179	$46,311	$985,502

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

Classifications on covered loans are based upon the borrower's ability to pay the current unpaid principal balance without regard to loss share coverage or the net carrying value of the loan on the Bank's balance sheet. Because the values shown in this table are based on each loan's estimated cash flows, any expected losses should be covered by a combination of the specific reserves established in the allowance for losses on covered loans plus the discounts to the unpaid principal balances reflected in the recorded investment of each loan. Therefore, loan classifications are not as meaningful to the collectibility of covered loans as they are to noncovered loans as they are reflective of current fair value. The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, by class of loans, as of December 31, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$7,219	$20,243	$4,686	$31,824	$58,414	$380	$122,766
Watch	8,482	20,363	1,231	16,633	17,975	159	64,843
OAEM	718	23,121	789	10,063	5,708	8	40,407
Substandard	64,869	75,283	4,045	28,092	54,681	9,960	236,930
Doubtful	—	—	4,108	—	5,254	405	9,767
Total	$81,288	$139,010	$14,859	$86,612	$142,032	$10,912	$474,713

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 6: Other Real Estate Owned

The following is a summary of transactions in other real estate owned not covered by loss share agreements (noncovered) and covered under loss share agreements with the FDIC (covered) (in thousands):

	December 31
Noncovered other real estate owned	2012	2011
Balance, beginning of period	$1,210	$75
Other real estate acquired through foreclosure of loans receivable	738	1,381
Other real estate sold	(710)	(171)
Write down of other real estate	(123)	(75)
Balance, end of period	$1,115	$1,210

	December 31
Covered other real estate owned	2012	2011
Balance, beginning of period	$84,496	$155,981
Other real estate acquired through FDIC-assisted acquisitions	—	16,961
Other real estate acquired through foreclosure of loans receivable	66,774	68,331
Other real estate sold	(86,353)	(94,566)
Write down of other real estate	(19,855)	(62,211)
Balance, end of period	$45,062	$84,496

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: Troubled Debt Restructurings

The tables below detail the noncovered TDRs as of December 31, 2012 and 2011, as well as noncovered TDRs that subsequently defaulted during the previous twelve months (in thousands):

	December 31, 2012			December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction, land & land development	1	$7	$7	—	$—	$—
Other commercial real estate	1	1,182	1,182	1	256	256
Total commercial real estate	2	1,189	1,189	1	256	256
Commercial & industrial	1	5	5	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	1	5	5	—	—	—
Residential real estate	2	977	977	—	—	—
Consumer & Other	—	—	—	—	—	—
Total Loans	5	$2,171	$2,171	1	$256	$256

	For the Years Ended December 31
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Construction, land & land development	—	$—	—	$—
Other commercial real estate	1	260	—	—
Total commercial real estate	1	260	—	—
Commercial & industrial	—	—	—	—
Owner-occupied real estate	—	—	—	—
Total commercial & industrial	—	—	—	—
Residential real estate	—	—	—	—
Consumer & Other	—	—	—	—
Total Loans	1	$260	—	$—

Modifications during the years ended December 31, 2012 and 2011, included reductions in the stated interest rate and timing of required periodic payments.

The Company allocated $330,000 in 2012 to the allowance for loan losses for identified TDRs. No allowance was added for TDRs in 2011. The Company had no unfunded commitment obligation to lend to a customer that had undergone a troubled debt restructuring as of December 31, 2012 and 2011.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	December 31
	2012	2011
Land	$9,469	$10,188
Buildings and improvements	21,124	21,463
Furniture, fixtures, and equipment	10,771	8,404
Construction in progress	242	97
	41,606	40,152
Less accumulated depreciation	6,242	3,392
	$35,364	$36,760

Depreciation expense for premises and equipment for the years ended December 31, 2012, 2011, and 2010 was $3.0 million, $2.2 million, and $1.2 million, respectively.

Leases

The Company has various operating leases on banking locations with lease terms that range up to 11 years. These noncancelable operating leases are subject to renewal options and some leases provide for periodic rate adjustments according to the terms of the agreements.

Future minimum lease commitments under all noncancelable operating leases with terms of one year or more, excluding any renewal options, are as follows (in thousands):

2013	$1,454
2014	2,186
2015	1,967
2016	1,876
2017	1,923
Thereafter	11,849
Total (1)	$21,255

(1) The total future minimum lease commitments have not been reduced by minimum sublease rentals of $4.6 million due in the future from noncancelable subleases.

Rent expense for the years ended December 31, 2012, 2011, and 2010 was $2.6 million, $2.4 million and $2.2 million, respectively, and was included in occupancy expense in the Company's consolidated statements of income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Goodwill and Other Intangibles

Changes to the carrying amounts of goodwill and identifiable intangible assets are presented in the table below (in thousands):

	December 31
	2012	2011
Goodwill, balance beginning of year	$6,562	$6,562
Altera Payroll, Inc. acquisition	3,819	—
Goodwill, end of year	10,381	6,562
Core deposit and other intangibles, balance at beginning of year	3,962	3,764
Altera Payroll acquisition	2,335	—
Piedmont Community Bank acquisition	—	136
Community Capital Bank acquisition	—	62
Less: accumulated amortization	(3,109)	(2,080)
	3,188	1,882
Total intangibles, end of year	$13,569	$8,444

Amortization expense of $1.0 million, $948,000, and $924,000 was recorded on the core deposit intangible and other intangibles for the years ended December 31, 2012, 2011, and 2010, respectively.

Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value. The Company evaluates goodwill for impairment on at least an annual basis and more frequently if an event occurs or circumstances indicate there may be impairment. At December 31, 2012, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Amortization expense for core deposit and other intangibles for the next five years is expected to be as follows (in thousands):

2013	$1,202
2014	621
2015	537
2016	458
2017	370
Total	$3,188

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: FDIC Receivable for Loss Share Agreements

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned (in thousands):

	December 31
	2012	2011
Fair value of FDIC receivable for loss share agreements at beginning of period	$528,499	$493,831
Reductions resulting from:
Wires received	(222,180)	(212,865)
Additions resulting from:
Charge-offs, writedowns and other losses	61,333	103,640
(Amortization) accretion	(32,569)	10,257
Fair value of FDIC receivable at acquisition - PCB	—	66,946
Fair value of FDIC receivable at acquisition - CCB	—	48,420
External expenses qualifying under loss share agreements	20,242	18,270
Balance, end of period	$355,325	$528,499

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is recorded at fair value. The fair value was estimated using estimated cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. At December 31, 2012, the Company estimated that $59.1 million was due from the FDIC for claims that have been submitted.

Changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned allocated by acquired bank are presented in the following table as of the date indicated (in thousands):

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
	Security Bank							Total
December 31, 2012
Fair value of FDIC receivable for loss share agreements at beginning of period	$201,187	$121,771	$8,341	$10,310	$71,393	$67,011	$48,486	$528,499
Reductions resulting from:
Wires received	(84,620)	(58,764)	(5,083)	(3,282)	(13,563)	(35,178)	(21,690)	(222,180)
Additions resulting from:
Charge-offs, write-downs and other losses	24,010	30,473	897	7,034	(6,852)	328	5,443	61,333
(Amortization) accretion	(13,324)	(17,549)	518	(1,662)	1,453	(1,745)	(260)	(32,569)
External expenses qualifying under loss share agreements	9,080	6,682	722	(51)	1,799	857	1,153	20,242
Balance, end of year	$136,333	$82,613	$5,395	$12,349	$54,230	$31,273	$33,132	$355,325

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Deposits

Deposits are summarized as follows (in thousands):

	December 31
	2012	2011
Noninterest-bearing demand deposits	$387,450	$297,188
Interest-bearing demand deposits	355,651	359,020
Savings and money market accounts	949,631	1,140,552
Time deposits less than $100,000	201,715	275,413
Time deposits $100,000 or greater	253,989	226,292
Total deposits	$2,148,436	$2,298,465
At December 31, 2012 and 2011, $350,000 and $462,000, respectively, in overdrawn deposit accounts were reclassified as loans. No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2012 and 2011.

The scheduled maturities of time deposits at December 31, 2012 are as follows (in thousands):

2013	$253,484
2014	92,834
2015	40,877
2016	45,517
2017 and thereafter	22,992
$455,704

The Company had brokered deposits of $70.9 million and $12.0 million at December 31, 2012 and 2011. The scheduled maturities of brokered deposits at December 31, 2012 and their weighted average costs are as follows (in thousands):

	Balance	Average Cost
2013	$—	—%
2014	8,125.67%
2015	17,998.86%
2016	26,786	1.08%
2017 and thereafter	18,000	1.24%
	$70,909	1.02%

Note 12: Securities Sold Under Repurchase Agreements

At December 31, 2012 and 2011, retail repurchase agreements, defined as securities sold under repurchase agreements from our customers, totaled $4.8 million and $4.7 million, respectively. These retail repurchase agreements are secured short term borrowings from customers, which may be drawn on demand. The agreements bear interest rates determined by the Company. The weighted average rate of the outstanding agreements at December 31, 2012 and 2011 was .10% for both periods. The Company had pledged securities with an approximate market value of $7.7 million and $8.1 million as collateral at December 31, 2012 and 2011, respectively.

Note 13: Notes Payable

The Bank has several participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles the Bank to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with generally accepted accounting principles, because they do not qualify as participating interests. The Bank recorded the transactions as secured borrowings. At December 31, 2012, the balance of the secured borrowings was $2.5 million, a decrease of approximately $16,000 from December 31, 2011. The loans are recorded at their gross balances outstanding in noncovered loans on the consolidated balance sheet.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Bank is exposed to certain risks arising from both its business operations and economic conditions. The Bank principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Bank manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of certain balance sheet assets and liabilities and the use of derivative financial instruments. Specifically, the Bank enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Bank does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated in qualifying hedging relationships. The Bank's hedging strategies involving interest rate derivatives are classified as either Fair Value Hedges or Cash Flow Hedges, depending on the rate characteristic of the hedged item.

Fair Value Hedge: As a result of interest rate fluctuations, fixed-rate assets and liabilities will appreciate or depreciate in fair value. When effectively hedged, this appreciation or depreciation will generally be offset by fluctuations in the fair value of the derivative instruments that are linked to the hedged assets and liabilities. This strategy is referred to as a fair value hedge.

Cash Flow Hedge: Cash flows related to floating-rate assets and liabilities will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the floating rate asset or liability will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge.

The table below presents the fair value of the Bank's derivative financial instruments (in thousands):

	Derivatives designated as hedging instruments
	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other assets	$53	Other assets	$—	Other liabilities	$2,605	Other liabilities	$1,021
Total derivatives designated as hedging instruments		$53		$—		$2,605		$1,021

The Bank uses interest rate swaps to manage its exposure to changes in fair value of fixed rate assets attributable to changes in benchmark interest rate. Interest rate swaps designated as fair value hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2012, the Bank had 45 interest rate swaps with an aggregate notional amount of $95.2 million that were designated as fair value hedges associated with the Bank's fixed rate loan program.

For derivatives so designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. The Bank includes the gain or loss on fair value hedges in the same line item as the offsetting loss or gain on the related derivatives. During the periods ended December 31, 2012 and 2011, the Bank recognized net losses of $165,000 and $550,000, respectively, in noninterest expense related to hedge ineffectiveness. The Bank also recognized a net reduction in interest income of $698,000 and $189,000 for the periods ended December 31, 2012 and 2011, respectively, related to the Bank's fair value hedges, which include net settlements on the derivatives and any amortization adjustment of the basis in the hedged items. During 2012, terminations of derivatives and related hedged items for one interest rate swap agreement prior to original maturity dates resulted in the recognition of a net loss of $8,000 in noninterest income related to the unamortized basis in the hedged items.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Bank's derivative financial instruments on the Statements of Income (in thousands):

	Amount of gain/(loss) recognized in income on derivative			Amount of gain/(loss) recognized in income on hedged item
	December 31			December 31
	2012	2011	2010	2012	2011	2010
Interest rate products
Other income (expense)	$(1,546)	$(1,021)	$—	$1,381	$471	$—
Total	$(1,546)	$(1,021)	$—	$1,381	$471	$—

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

As of December 31, 2012, the fair value of derivatives in a net liability position under these agreements, which include accrued interest but exclude any adjustment for nonperformance risk, was $2.7 million. The Bank has minimum collateral posting thresholds with its derivative counterparties and has posted collateral of $2.0 million against its obligations under these agreements. Although it did not, if the Bank had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at their termination value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Other Assets

The more significant components of other assets outstanding were as follows (in thousands):

	December 31
Other Assets	2012	2011
Cash surrender value of life insurance	$38,791	$37,395
Accrued income tax receivable	7,611	29,397
Federal Home Loan Bank stock	4,120	8,802
Prepaid FDIC insurance assessments	4,086	5,550
Accrued interest receivable	5,292	6,015
Other prepaid expenses	2,823	1,960
Derivative instruments—swap asset	53	—
Miscellaneous receivables and other assets	5,538	5,035
Total other assets	$68,314	$94,154

Note 16: Other Liabilities and Accrued Expenses

The more significant components of other liabilities and accrued expenses outstanding were as follows (in thousands):

	December 31
Other Liabilities and Accrued Expenses	2012	2011
Net deferred tax liability	$60,809	$59,359
Accrued incentive compensation	5,854	5,926
Derivative instruments—swap liability	2,605	1,021
Accrued interest payable	978	2,257
Accrued audit fees	604	908
Miscellaneous payables and accrued expenses	6,185	1,440
Total accrued expenses and other liabilities	$77,035	$70,911

Note 17: Stock Warrants

The Company has outstanding warrants purchased by executive officers, directors and certain members of senior management. The holders of the warrants have the right to purchase one share of the Company's common stock at strike prices ranging from $5.00-$11.21. The warrants were fully exercisable as of the date of issue and there were no new warrants issued during 2012 or 2011.

One-third of the 59,927 purchased October 2010 are subject to repurchase agreements should the holders leave their employment or their roles as directors. The repurchase is at the Company's option at $2.32 per warrant, or $12.00 per share for exercised warrants. After October 14, 2013, the holders' warrants are not subject to repurchase. If the warrant holder has exercised the warrant for shares within the repurchase period, the common stock issued will be subject to the repurchase agreement until the agreement expires. If there is a change in control during the repurchase period, the repurchase option expires.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the activity related to stock warrants:

	December 31
	2012		2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding warrants at beginning of year	2,686,827	$9.85	2,715,561	$9.85
Issued	—	—	—	$—
Exercised	(19,999)	$10.10	(1,666)	$10.00
Repurchased	(26,545)	$10.30	(27,068)	$10.13
Outstanding warrants at end of year	2,640,283	$9.84	2,686,827	$9.85

Note 18: Share-Based Compensation

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of stock for issuance in accordance with the Plan terms. The Plan provides for the granting of Incentive Stock Options, Non-Qualified Stock Options, Performance Awards, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Bonus Stock and Stock Awards, or any combination of the foregoing, as the Compensation Committee determines is best suited to the circumstances of the particular individual. During 2012, the Company issued an additional 172,000 restricted stock awards to certain directors and officers under the Plan. There were 2,500 restricted stock shares forfeited during the third quarter of 2012. There was no activity related to stock options during 2012.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of share-based awards with the following weighted-average assumptions for the prior year as there have been no options granted during 2012:

December 31, 2011
Expected dividend yield	—%
Expected volatility	54.9%
Risk-free interest rate	1.4%
Expected term (in years)	6.50
Weighted-average grant-date fair value	$7.74

The assumptions above were based on multiple peer group factors such as historical stock option expense patterns and post-vesting employment termination behaviors, expected future exercise patterns and the expected volatility of the peer group population's stock price.

The Company recognized compensation expense related to stock options of $69,000 and $17,000 at December 31, 2012 and 2011, respectively, in the Company's consolidated statement of income. Unearned share-based compensation associated with these options totaled $103,000 and $173,000 at December 31, 2012 and 2011, respectively. The amount of compensation was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. All stock option grants occurred during the third quarter of 2011. As of December 31, 2012 no options were vested.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a summary of the activity related to stock options:

2012
	Number of Options	Weighted Average Exercise price	Weighted Average Remaining Contract life
Outstanding options at beginning of year	28,918	$14.37	9.67
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding options at end of year	28,918	$14.37	8.67
Exercisable at end of year	—	$—	—

Restricted Stock Awards

The Company issued restricted stock to certain officers under the Plan. The Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends, if applicable, and have the right to vote the shares. The fair value of the restricted stock shares awarded under the Plan is recorded as unearned share-based compensation. The unearned compensation related to these awards is amortized to compensation expense over the vesting period, generally three to five years. The total share-based compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. Compensation expense recognized in the Company's consolidated statements of income for restricted stock was $710,000 and $171,000 at December 31, 2012 and 2011, respectively. Unearned share-based compensation associated with these awards totaled $3.4 million and $1.3 million at December 31, 2012 and 2011, respectively.

The following table represents the activity related to restricted stock awards for the periods presented:

	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock at beginning of year	109,655	$13.87	—	$—
Granted	174,000	16.31	109,655	13.87
Forfeited	(2,500)	13.78	—	—
Earned	(2,000)	13.78	—	—
Outstanding restricted stock at end of year	279,155	$15.37	109,655	$13.87

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19: Employee Benefit Plan

The Company offers a defined contribution 401(k) Profit Sharing Plan (“the Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax or Roth salary deferrals to the Plan and the Company matches these employee contributions on a discretionary basis equal to a uniform percentage of the salary deferrals. During 2012, 2011 and 2010, the Company made an elective matching contribution of 100% of the first 5% of eligible participant's compensation. Participants begin to receive matching contributions after completing one year of service. Benefits begin vesting after one year of service and are fully vested after five years of service. Compensation expense related to the Plan totaled $1.4 million, $1.1 million and $721,000 in 2012, 2011 and 2010, respectively.

Note 20: Regulatory Matters

At December 31, 2012 and 2011, the Company had required reserve balances at the Federal Reserve Bank of $66.2 million and $55.2 million, respectively.

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

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total asets (leverage ratio). Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Company and the Bank.

At December 31, 2012 and 2011, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be well-capitalized, the Company and the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events that have occurred subsequent to year-end that would change the Company and the Bank's classification from well-capitalized. The Company's and the Bank's actual ratios for the periods indicated are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	$426,213	30.54%	$111,638	8.00%	$139,547	10.00%
Bank	$390,402	27.98%	$111,637	8.00%	$139,546	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$408,119	29.25%	$55,819	4.00%	$83,728	6.00%
Bank	$372,308	26.68%	$55,818	4.00%	$83,728	6.00%
Tier I Capital to Average Assets
Consolidated	$408,119	15.49%	$105,356	4.00%	$—	N/A
Bank	$372,308	14.14%	$105,349	4.00%	$131,686	5.00%

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital to Risk-Weighted Assets
Consolidated	$407,343	35.15%	$92,708	8.00%	$115,884	10.00%
Bank	$391,317	33.78%	$92,665	8.00%	$115,832	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$392,179	33.84%	$46,354	4.00%	$69,531	6.00%
Bank	$376,159	32.47%	$46,333	4.00%	$69,499	6.00%
Tier I Capital to Average Assets
Consolidated	$392,179	13.76%	$114,000	4.00%	$—	N/A
Bank	$376,159	13.23%	$113,771	4.00%	$142,213	5.00%

The Company and the Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At December 31, 2012 and 2011, the Bank was in compliance with the Capital Maintenance Agreement.

Note 21: Commitments and Contingent Liabilities

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

A summary of the Company's commitments is as follows (in thousands):

	December 31
	2012	2011
Commitments to extend credit:
Fixed	$8,188	$32,460
Variable	248,310	139,976
Financial standby letters of credit:
Fixed	437	381
Variable	1,399	3,669
Total	$258,334	$176,486

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fixed rate loan commitments have interest rates ranging from 2.30% to 18.00% and maturities ranging from 1 month to 5 years.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Note 22: Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Financial Accounting Standards Board's Accounting Standards Codification Topic 820 ("ASC 820") Fair Value Measurements and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

Level 3

Valuation inputs are unobservable inputs for the asset or liability, which are used to measure fair value to the extent that observable inputs are not available. The inputs reflect the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the years ended December 31, 2012 and 2011, there were no transfers between levels.

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At December 31, 2012, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, corporate bonds and municipal securities. The fair values for U.S. Treasury securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis:

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$778	$59,730	$—	$60,508
States and political subdivisions	—	12,132	—	12,132
Residential mortgage-backed securities—nonagency	—	139,761	—	139,761
Residential mortgage-backed securities—agency	—	37,522	—	37,522
Collateralized mortgage obligations	—	53,483	—	53,483
Corporate securities	—	495	—	495
Derivative instruments—swap asset	—	53	—	53
Total recurring assets at fair value	$778	$303,176	$—	$303,954

Liabilities:
Derivative instruments—swap liability	$—	$2,605	$—	$2,605
Total recurring liabilities at fair value	$—	$2,605	$—	$2,605

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$794	$77,476	$—	$78,270
States and political subdivisions	—	11,096	—	11,096
Residential mortgage-backed securities—nonagency	—	135,943	—	135,943
Residential mortgage-backed securities—agency	—	31,454	—	31,454
Collateralized mortgage obligations	—	92,794	—	92,794
Corporate securities	—	372	—	372
Derivative instruments—swap asset	—	—	—	—
Total recurring assets at fair value	$794	$349,135	$—	$349,929

Liabilities:
Derivative instruments—swap liability	$—	$1,021	$—	$1,021
Total recurring liabilities at fair value	$—	$1,021	$—	$1,021

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

Impaired Covered Loans

The fair values of impaired covered loans are measured on a nonrecurring basis. As of December 31, 2012, the Company identified acquired loans covered by FDIC loss share agreements where the expected performance of such loans had deteriorated from management's performance expectations established in conjunction with the determination of the acquisition date fair values. The fair values of impaired covered loans are determined by discounted cash flow estimations, or unobservable assumptions; as such, they are recorded within nonrecurring Level 3 hierarchy. The Company determines its fair value of impaired covered loans by discounting the expected cash flows for both covered loans that are individually evaluated for impairment and covered loans that are collectively evaluated for impairment in pools. For collateral dependent loans, the cash flow may be based on the estimated fair value of the underlying collateral.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions. There are several assumptions for each product type that determine the timing of cash flows for principal, interest, or collateral value.

Financial Assets Measured on a Nonrecurring Basis:

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis for the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Impaired loans, net of specific reserves:
Not covered by loss share agreements	$—	$—	$3,456	$3,456
Covered by loss share agreements	—	—	174,894	174,894
Total impaired loans	$—	$—	$178,350	$178,350
December 31, 2011
Impaired loans, net of specific reserves:	—
Not covered by loss share agreements	$—	$—	$1,296	$1,296
Covered by loss share agreements	—	—	288,094	288,094
Total impaired loans	$—	$—	$289,390	$289,390

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $3.5 million with a valuation allowance of $1.1 million at December 31, 2012. The Bank also had two loans that were classified as troubled debt restructurings that are not collateral dependent at December 31, 2012 with principal balances of $1.3 million. The fair values of the troubled debt restructurings were measured by discounting expected future cash flows at the effective interest rates, or the original contractual loan rates, resulting in valuation allowances totaling $189,000. Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $1.3 million with a valuation allowance of $46,000 at December 31, 2011.

As of December 31, 2012, the Company evaluated specifically reviewed covered loans totaling $149.7 million. Of those specifically reviewed covered loans $39.3 million were identified as having deteriorated from management's initial performance expectations, which resulted in allowance attributable to these loans of $27.5 million. As of December 31, 2012, the Company evaluated $325.0 million of loans evaluated as part of their respective pools. Of those evaluated as part of their respective pools, $191.1 million were identified as having deteriorated from management's initial performance expectations, which resulted in allowance attributable to these loans of $28.0 million.

As of December 31, 2011, the Company evaluated specifically reviewed covered loans totaling $266.7 million. Of those specifically reviewed covered loans $72.3 million were identified as having deteriorated from management's initial performance expectations, which resulted in allowance attributable to these loans of $35.5 million. As of December 31, 2011, the Company evaluated $545.4 million of loans evaluated as part of their respective pools. Of those evaluated as part of their respective pools, $275.0 million were identified as having deteriorated from management's initial performance expectations, which resulted in allowance attributable to the loans of $23.8 million.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the fair value measurements of nonfinancial assets measured at fair value on a nonrecurring basis for the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

(in thousands)	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,212	$1,212
Covered by loss share agreements	—	—	48,980	48,980
Total other real estate owned	$—	$—	$50,192	$50,192
December 31, 2011
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,315	$1,315
Covered by loss share agreements	—	—	90,171	90,171
Total other real estate owned	$—	$—	$91,486	$91,486

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

(in thousands)	December 31, 2012	December 31, 2011
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$1,212	$1,315
Estimated selling costs	(97)	(105)
Other real estate owned	$1,115	$1,210

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$48,980	$90,171
Estimated selling costs	(3,918)	(5,675)
Other real estate owned	$45,062	$84,496

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2012.

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,386	Third party appraisal	Management discount for property type and recent market volatility	15% - 50% discount
Noncovered impaired loans - noncollateral dependent	$1,070	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 3.25% - 7.90% 2) 69 - 141 months
Covered impaired loans - individually evaluated for impairment	$38,192	Discounted cash flow analysis and/or third party appraisal	1) Discount rates 2) Management discount for property type and recent market volatility	1) 47.8% average discount rate 2) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$178,632	Discount cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) 2.5% - 100% 2) 30% - 95% 3) 9.9% average discount rate
Noncovered other real estate owned	$1,212	Third party appraisal	Management discount for property type and recent market volatility	10% - 40% discount
Covered other real estate owned	$48,980	Third party appraisal	Management discount for property type and recent market volatility	10% - 40% discount

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the estimated fair value of the Company's financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2012 and 2011.

		December 31, 2012		December 31, 2011
(in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$445,385	$445,385	$220,532	$220,532
Investment securities available-for-sale	See previous table	303,901	303,901	349,929	349,929
Mortgage loans held for sale	Level 2	4,853	4,853	6,229	6,229
Net loans	Level 3	1,390,077	1,408,634	1,443,699	1,457,424
FDIC receivable for loss share agreements, net	Level 3	355,325	336,497	528,499	521,936
Derivative instruments—swap asset	Level 2	53	53	—	—
Accrued interest receivable	Level 2	5,292	5,292	6,015	6,015
Federal Home Loan Bank stock	Level 1	4,120	4,120	8,802	8,802
Liabilities:
Deposits	Level 2	$2,148,436	$2,149,187	$2,298,465	$2,301,139
Securities sold under agreements to repurchase	Level 2	4,755	4,755	4,749	4,749
Notes payable	Level 2	2,523	2,523	2,539	2,539
Derivative instruments	Level 2	2,605	2,605	1,021	1,021
Accrued interest payable	Level 2	978	978	2,257	2,257

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covered Loans

Covered loans are recorded at fair value at the date of acquisition exclusive of expected cash flow reimbursements from the FDIC. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and, if appropriate, an accretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases to the expected cash flows result in a reversal of the provision for loan losses to the extent of prior changes or a reclassification of the difference from the nonaccretable to accretable discount with a positive impact on the accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows.

FDIC Receivable for Loss Share Agreements

The FDIC receivable is recorded at fair value at the acquisition date. The FDIC receivable is recognized at the same time as the covered loans, and measured on the same basis, subject to collectability or contractual limitations, and the FDIC receivable is impacted by changes in estimated cash flows associated with these loans.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts are a reasonable estimate of fair values.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23: Income Taxes

The components of income tax expense were as follows (in thousands):

	Years Ended December 31
	2012	2011	2010
Current tax provision:
Federal	$20,726	$(17,638)	$10,806
State	582	(1,271)	322
	21,308	(18,909)	11,128
Deferred tax provision:
Federal	(8,877)	39,459	13,689
State	(9)	2,978	2,496
	(8,886)	42,437	16,185
Total income tax provision	$12,422	$23,528	$27,313

Income tax expense differed from amounts computed by applying the Federal statutory rate of 35% to income before income taxes due to the following factors (in thousands):

	Years Ended December 31
	2012	2011	2010
Statutory Federal income taxes	$12,307	$23,287	$25,501
Charitable contribution credit	—	—	(315)
State taxes, net of federal benefit	372	1,109	1,832
Tax-exempt interest	(143)	(101)	(60)
Increase in valuation allowance for deferred tax asset	—	—	—
Cash surrender value of life insurance	(489)	(498)	—
Other	375	(269)	355
Actual income taxes	$12,422	$23,528	$27,313

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax liability included in other liabilities in the accompanying consolidated statement of financial condition are as follows (in thousands):

	December 31
	2012	2011
Deferred tax assets
Estimated loss on acquired assets	$127,708	$203,940
Allowance for loan losses	27,284	27,012
Net operating losses and credit carryforward	1,755	5,203
Other real estate owned	2,012	2,286
Unrealized losses on securities available for sale	—	1,441
Start up expenses	88	100
Other	1,077	1,178
Total deferred tax assets	159,924	241,160
Deferred tax liabilities
FDIC loss share receivable	(143,124)	(175,358)
Loan basis and other real estate differences	(29,957)	(71,852)
Deferred gain on FDIC assisted transactions	(32,001)	(43,519)
Premises and equipment	(6,779)	(6,726)
Intangible asset basis difference	(3,630)	(2,450)
Unrealized gains on securities available for sale	(4,592)	—
Prepaid expenses	(632)	(567)
Other	(18)	(47)
	(220,733)	(300,519)
Net Deferred Tax Liability	$(60,809)	$(59,359)

At December 31, 2012 and 2011, the Company had Federal and State tax net operating loss carryforwards of approximately $600,000 and $6.5 million, respectively, available to offset future taxable income. These loss carryforwards can be deducted against taxable income during the carryforward period. These loss carryforwards expire at the beginning of 2027. Currently, tax years 2009 to present are open for examination by federal and state taxing authorities.

The Company adopted the accounting standard relating to accounting for uncertainty in income taxes during 2009. The Company has not taken any uncertain tax positions.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Years Ended December 31
	2012	2011	2010
Net Income	$22,742	$43,006	$45,546
Denominator:
Weighted average common shares outstanding	31,696	31,611	31,559
Weighted average dilutive grants	1,194	1,012	910
Weighted average common shares outstanding including dilutive grants	32,890	32,623	32,469

Net Income per share:
Basic	$.72	$1.36	$1.44
Diluted	$.69	$1.32	$1.40

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25: Condensed Financial Information of State Bank Financial Corporation (Parent Company Only)

Condensed Statements of Financial Condition
(Dollars in thousands)

	December 31
	2012	2011
Assets
Cash and due from banks	$35,049	$15,819
Investment in subsidiary	394,406	381,269
Other assets	761	521
Total assets	430,216	397,609
Liabilities
Other liabilities	—	321
Total liabilities	—	321
Shareholders' equity	430,216	397,288
Total liabilities and shareholders' equity	$430,216	$397,609

Condensed Statements of Income
(Dollars in thousands)

	Years Ended December 31
	2012	2011	2010
Interest income	$—	$—	$—
Interest expense	—	—	1
Net interest income	—	—	(1)
Dividends from subsidiary	21,503	15,000	718
Other operating expense	1,064	859	302
Income before income tax benefit and equity in undistributed net income of subsidiary	20,439	14,141	415
Income tax benefit	(371)	(304)	(113)
Income before equity in undistributed net income of subsidiary	20,810	14,445	528
Equity in undistributed net income of subsidiary	1,932	28,561	45,018
Net income	$22,742	$43,006	$45,546

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net income	$22,742	$43,006	$45,546
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Undistributed earnings of subsidiary	(1,932)	(28,561)	(45,018)
Stock compensation expense	779	188	—
Other, net	(561)	(86)	(114)
Net cash provided by operating activities	21,028	14,547	414
Cash flows from financing activities:
Exercise of stock warrants	167	—	—
Repurchase of stock warrants	(55)	(55)	(10)
Issuance of common stock subsequent to reorganization	—	—	923
Dividends paid	(1,910)	—	—
Net cash (used in) provided by financing activities	(1,798)	(55)	913
Net increase in cash and cash equivalents	19,230	14,492	1,327
Cash and cash equivalents, beginning	15,819	1,327	—
Cash and cash equivalents, ending	$35,049	$15,819	$1,327

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

      Management's Report on Internal Control Over Financial Reporting is set forth on page 70 of this Annual Report.

Changes in Internal Control over Financial Reporting

       There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Item 10 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information required by Item 11 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

Information required by Item 14 is hereby incorporated by reference from our proxy statement to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

A list of financial statements filed herewith is contained in Part II, Item 8, "Financial Statements and Supplementary Data," above of this Annual Report on Form 10-K and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements.

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

10.11	*
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

10.20
State Bank Financial Corporation's 2011 Omnibus Equity Compensation Plan as adopted by the board of directors on January 26, 2011 (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended June 30, 2011)

10.21	*
Restricted Stock Agreement dated September 1, 2011 by and among Joseph W. Evans and State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 8, 2011)

10.22	*
Form of Restricted Stock Agreement dated September 1, 2011 (Pursuant to Instruction 2 of Item 601, one form of Restricted Stock Agreement has been filed which has been executed by Kim M. Childers, Stephen W. Doughty and J. Daniel Speight) (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 8, 2011)

Exhibit No.		Document
10.23	*
Restricted Stock Agreement dated August 15, 2011 by and among Thomas L. Callicutt, Jr. and State Bank Financial Corporation (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended September 30, 2011)

10.24	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on September 21, 2012)

10.25	*	Summary of Director Compensation

21.1		Subsidiaries of State Bank Financial Corporation

23.1		Consent of Independent Registered Public Accounting Firm-Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained on the signature page hereof)

31.1		Rule 13a-14(a) Certification of the Chief Executive Officer

32.2		Rule 13a-14(a) Certification of the Chief Financial Officer

33.1		Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

*Management compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

March 15, 2013	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph W. Evans, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Balkcom, Jr.	Director	March 15, 2013
James R. Balkcom, Jr.

/s/ Kelly H. Barrett	Director	March 15, 2013
Kelly H. Barrett

/s/ Archie L. Bransford, Jr.	Director	March 15, 2013
Archie L. Bransford, Jr.

/s/ Thomas L. Callicutt, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013
Thomas L. Callicutt, Jr.

/s/ Kim M. Childers	Executive Risk Officer, Vice Chairman and Director	March 15, 2013
Kim M. Childers

/s/ Joseph W. Evans	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013
Joseph W. Evans

/s/ Virginia A. Hepner	Director	March 15, 2013
Virgina A. Hepner

/s/ John D. Houser	Director	March 15, 2013
John D. Houser

/s/ Major General Robert H. McMahon	Director	March 15, 2013
Major General Robert H. McMahon

/s/ J. Daniel Speight, Jr.	Chief Operating Officer, Vice Chairman and Director	March 15, 2013
J. Daniel Speight, Jr.

/s/ J. Thomas Wiley, Jr.	President, Vice Chairman and Director	March 15, 2013
J. Thomas Wiley, Jr.

Exhibit List

10.25	Summary of Director Compensation
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm-Dixon Hughes Goodman LLP
24.1	Power of Attorney (contained on the signature page hereof)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

(*)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.