Form 10-Q
period 2013-03-31
STATE BANK FINANCIAL CORP
filed 2013-05-10
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to_____

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

The number of shares outstanding of the registrant’s common stock, as of May 10, 2013 was 31,918,665

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

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of some of the important factors that may affect actual outcomes.

PART I

Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$8,556	$11,902
Interest-bearing deposits in other financial institutions	459,494	433,483
Cash and cash equivalents	468,050	445,385
Investment securities available-for-sale	351,515	303,901
Loans receivable:
Noncovered under FDIC loss share agreements	1,051,455	985,502
Covered under FDIC loss share agreements	396,831	474,713
Allowance for loan losses (noncovered loans)	(15,122)	(14,660)
Allowance for loan losses (covered loans)	(28,706)	(55,478)
Net loans	1,404,458	1,390,077
Mortgage loans held for sale	2,386	4,853
Other real estate owned:
Noncovered under FDIC loss share agreements	276	1,115
Covered under FDIC loss share agreements	47,401	45,062
Premises and equipment, net	35,379	35,364
Goodwill	10,381	10,381
Other intangibles, net	2,819	3,188
FDIC receivable for loss share agreements	258,848	355,325
Other assets	60,672	68,314
Total assets	$2,642,185	$2,662,965
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$409,717	$387,450
Interest-bearing deposits	1,738,473	1,760,986
Total deposits	2,148,190	2,148,436
Securities sold under agreements to repurchase	3,959	4,755
Notes payable	3,861	2,523
Other liabilities	59,239	77,035
Total liabilities	2,215,249	2,232,749
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2013 and 2012, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,918,665 and 31,908,665 shares issued and outstanding in 2013 and 2012, respectively	319	319
Additional paid-in capital	294,375	293,963
Retained earnings	125,293	127,406
Accumulated other comprehensive income, net of tax	6,949	8,528
Total shareholders' equity	426,936	430,216
Total liabilities and shareholders' equity	$2,642,185	$2,662,965
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Operations (Unaudited) (Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2013	2012
Interest income:
Noncovered loans, including fees	$14,319	$11,834
Accretion income on covered loans	20,636	23,490
Investment securities:
Taxable	2,167	2,760
Tax-exempt	84	104
Deposits with other financial institutions	251	102
Total interest income	37,457	38,290
Interest expense:
Deposits	1,916	2,796
Notes payable	79	55
Federal funds purchased and repurchase agreements	1	1
Total interest expense	1,996	2,852
Net interest income	35,461	35,438
Provision for loan losses (noncovered loans)	350	1,535
Provision for loan losses (covered loans)	(2,385)	(1,283)
Net interest income after provision for loan losses	37,496	35,186
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(16,779)	(7,010)
Service charges on deposits	1,215	1,212
Mortgage banking income	306	302
Gain on sale of investment securities	364	93
Payroll fee income	832	—
ATM income	605	585
Other	854	559
Total noninterest income	(12,603)	(4,259)
Noninterest expense:
Salaries and employee benefits	17,395	12,963
Occupancy and equipment	2,456	2,457
Legal and professional fees	1,601	1,517
Marketing	328	264
Federal insurance premiums and other regulatory fees	469	418
Net cost of operations of other real estate owned	1,288	1,558
Data processing	1,437	1,864
Amortization of intangibles	370	246
Other	1,320	1,406
Total noninterest expense	26,664	22,693
Income (loss) before income taxes	(1,771)	8,234
Income tax (benefit) expense	(615)	3,096
Net income (loss)	$(1,156)	$5,138
Basic net income (loss) per share	$(.04)	$.16
Diluted net income (loss) per share	$(.04)	$.16
Weighted Average Shares Outstanding:
Basic	31,908,776	31,611,603
Diluted	31,908,776	32,794,798
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31
	2013	2012
Net income (loss)	$(1,156)	$5,138
Other comprehensive income (loss), net of tax
Unrealized (losses) gains on investment securities available-for-sale and derivative financial instruments accounted for as cash flow hedges arising during the period, net of income tax benefit of $235 and income tax expense of $3,597, respectively	(1,352)	5,969
Reclassification adjustment for gains on liquidation of equity securities included in investment securities available-for-sale, net of income tax expense of $137 and $35, respectively	(227)	(58)
Total other comprehensive income (loss)	(1,579)	5,911
Comprehensive income (loss)	$(2,735)	$11,049

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(Dollars in Thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288
Stock-based compensation	—	—	—	166	—	—	166
Change in accumulated other comprehensive income	—	—	—	—	—	5,911	5,911
Net income	—	—	$—	$—	$5,138	$—	$5,138
Balance, March 31, 2012	2,686,827	31,721,236	$317	$293,240	$111,712	$3,234	$408,503

Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216
Exercise of stock warrants	(10,000)	10,000		100	—	—	100
Stock-based compensation	—	—	—	312	—	—	312
Change in accumulated other comprehensive income	—	—	—	—	—	(1,579)	(1,579)
Dividends paid	—	—	—	—	(957)	—	(957)
Net loss	—	—	—	—	(1,156)	—	(1,156)
Balance, March 31, 2013	2,630,283	31,918,665	$319	$294,375	$125,293	$6,949	$426,936

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(1,156)	$5,138
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on premises and equipment	738	721
Accretion on investments available for sale	(78)	(359)
Amortization of intangible assets	370	246
Provision for loan losses	(2,035)	252
Accretion of premiums and discounts on acquisitions, net	(3,857)	(16,480)
Loss on sale of other real estate owned	630	941
Writedowns of other real estate owned	6,910	19,140
Decrease (increase) in FDIC receivable for covered losses	41,085	(9,889)
Funds collected from FDIC	58,793	66,643
Deferred income taxes	(17,217)	2,827
Proceeds from sales of mortgage loans held for sale	16,641	18,072
Originations of mortgage loans held for sale	(14,196)	(15,647)
Gain on available for sale securities	(364)	(93)
Decrease in prepaid FDIC assessments	379	325
Net change in cash surrender value of insurance	(344)	(344)
Stock based compensation expense	312	166
Accrued income taxes	8,816	269
Changes in other assets, net	(857)	(1,399)
Changes in other liabilities, net	(200)	2,364
Net cash provided by operating activities	94,370	72,893
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(75,876)	(14,097)
Proceeds from sales, calls, maturities and paydowns of investment securities available for sale	27,753	50,740
Loans to customers, net of repayments	(39,596)	(20,224)
Net purchases of premises and equipment	(753)	(932)
Proceeds from sales of other real estate owned	18,666	14,324
Net cash (used in) provided by investing activities	(69,806)	29,811

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statement of Cash Flows (Continued) (Unaudited) (Dollars in Thousands)

	Three Months Ended
	March 31
	2013	2012
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	22,267	15,779
Net decrease in interest-bearing customer deposits	(22,513)	(125,369)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(796)	(3,328)
Issuance of stock	100	—
Dividends paid to shareholders	(957)	—
Net cash used in financing activities	(1,899)	(112,918)
Net increase (decrease) in cash and cash equivalents	22,665	(10,214)
Cash and cash equivalents, beginning	445,385	220,532
Cash and cash equivalents, ending	$468,050	$210,318
Cash Received During the Period for:
Interest income on loans	$15,233	$12,769
Cash Paid During the Period for:
Interest expense	$1,938	$3,180
Income taxes	$7,505	$—
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities and derivative financial instruments accounted for as cash flow hedges, net of tax	$(1,579)	$5,911
Transfers of loans to other real estate owned	$27,706	$13,228

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

State Bank Financial Corporation (the “Company”) is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, State Bank and Trust Company (the “Bank”). The Bank operates a full service banking business and offers a broad range of commercial and retail banking products to its customers, primarily located in metropolitan Atlanta and middle Georgia.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts have been reclassified to conform to current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2:  Recent Accounting and Regulatory Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. ASU 2013-02 requires entities to disclose in a single location, either on the face of financial statement that reports net income or in the notes, the effects of reclassification out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on available-for-sale securities reclassified into net income on sale, entities must disclose the effect on the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, such as actuarial gains or losses amortized into pension cost that may be capitalized into inventory or other assets, entities must provide a cross reference to other required U.S. GAAP disclosures. ASU 2013-02 was effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial condition or results of operation.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Investment Securities

The amortized cost and fair value of securities classified as available for sale are as follows (in thousands):

	March 31, 2013				December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$56,152	$1,399	$64	$57,487	$59,101	$1,423	$16	$60,508
States and political subdivisions	9,523	72	—	9,595	11,726	406	—	12,132
Residential mortgage-backed securities-nonagency	126,881	8,597	13	135,465	131,183	8,875	297	139,761
Residential mortgage-backed securities-agency	69,016	1,057	243	69,830	36,349	1,202	29	37,522
Collateralized mortgage obligations	77,366	1,331	61	78,636	52,024	1,459	—	53,483
Corporate securities	406	96	—	502	398	97	—	495
Total investment securities available-for-sale	$339,344	$12,552	$381	$351,515	$290,781	$13,462	$342	$303,901

The amortized cost and estimated fair value of available-for-sale debt securities at March 31, 2013 by contractual maturities are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.  Therefore, these securities are not presented by contractual maturities in the following maturity summary (in thousands):

	Amortized Cost	Fair Value

Due within one year	$835	$837
Due from one year to five years	34,753	35,471
Due from five years to ten years	17,134	17,791
Due after ten years	13,359	13,485
Residential mortgage-backed securities (nonagency and agency) and collateralized mortgage obligations	273,263	283,931
	$339,344	$351,515

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2013
Investment securities available-for-sale:
U.S. Government securities	$16,712	$64	$—	$—	$16,712	$64
Residential mortgage-backed-nonagency	—	—	986	13	986	13
Residential mortgage-backed-agency	16,337	243	—	—	16,337	243
Collateralized mortgage obligations	30,250	61	—	—	30,250	61
Total	$63,299	$368	$986,000	$13	$64,285	$381

December 31, 2012
Investment securities available-for-sale:
U.S. Government securities	$10,278	$16	$—	$—	$10,278	$16
Residential mortgage-backed-nonagency	—	—	10,342	297	10,342	297
Residential mortgage-backed-agency	5,119	29	—	—	5,119	29
Total	$15,397	$45	$10,342	$297	$25,739	$342

Residential mortgage-backed-nonagency securities with aggregate fair values of $986,000 and $10.3 million had continuous unrealized losses of $13,000 and $297,000 for more than twelve months as of March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, the Company held 15 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The analysis differs depending upon the type of investment security being analyzed. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. The Company's nonagency portfolio is tested quarterly for OTTI by the use of cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of March 31, 2013, there was no intent to sell any of the securities available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and other redemptions of securities available for sale are summarized in the following table (in thousands):

	Three Months Ended
	March 31
	2013	2012
Proceeds from sales and other redemptions	$3,422	$10,045

Gross gains on securities available-for-sale	$364	$93
Gross losses on securities available-for-sale	—	—
Net realized gains on sales of securities available-for-sale	$364	$93

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $94.9 million and $126.6 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements, net counterparty exposure and certain borrowing arrangements.

Note 4: Loans Receivable

Loans not covered by loss share agreements (noncovered loans) are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Construction, land & land development	$265,055	$230,448
Other commercial real estate	486,287	457,729
Total commercial real estate	751,342	688,177
Commercial & industrial	35,944	35,390
Owner-occupied real estate	176,426	172,445
Total commercial & industrial	212,370	207,835
Residential real estate	45,433	43,179
Consumer & other	42,310	46,311
Total noncovered loans	1,051,455	985,502
Allowance for loan losses	(15,122)	(14,660)
Total noncovered loans, net	$1,036,333	$970,842

The table above includes net deferred loan fees that totaled approximately $2.4 million and $2.1 million at March 31, 2013 and December 31, 2012, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans covered by loss share agreements, net of related discounts, are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Construction, land & land development	$58,802	$81,288
Other commercial real estate	115,194	139,010
Total commercial real estate	173,996	220,298
Commercial & industrial	10,811	14,859
Owner-occupied real estate	80,239	86,612
Total commercial & industrial	91,050	101,471
Residential real estate	131,254	142,032
Consumer & other	531	10,912
Total covered loans	396,831	474,713
Allowance for loan losses	(28,706)	(55,478)
Total covered loans, net	$368,125	$419,235

Changes in the carrying value of covered loans are presented in the following table (in thousands):

	Three Months Ended
	March 31
	2013	2012
Balance, beginning of period	$419,235	$752,877
Accretion of fair value discounts	20,636	23,490
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(98,518)	(43,486)
Change in the allowance for loan losses on covered loans	26,772	3,190
Balance, end of period	$368,125	$736,071

Loans covered under loss share agreements with the FDIC (often referred to in this report as covered loans) are reported at their recorded investment excluding the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at acquisition date. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements. Subsequent decreases in the amount of cash expected to be collected from the borrower result in a provision for loan losses, an increase in the allowance for loan losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value. Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and adjustments to the FDIC receivable, or prospective adjustment to the accretable discount if no provision for loan losses had been recorded. The accretable discount is accreted into income over the estimated lives of the loans on a level yield basis.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the value of the accretable discount allocated by acquired bank are presented in the following tables as of the dates indicated (in thousands):

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
March 31, 2013
Balance, beginning of period	$76,975	$33,434	$1,863	$7,945	$14,451	$23,439	$14,697	$172,804
Accretion	(9,270)	(4,083)	(301)	(701)	(1,235)	(1,785)	(3,261)	(20,636)
Transfers to accretable discount and exit events, net	36,192	15,260	554	2,449	153	1,072	(3,258)	52,422
Balance, end of period	$103,897	$44,611	$2,116	$9,693	$13,369	$22,726	$8,178	$204,590

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
March 31, 2012
Balance, beginning of period	$97,164	$49,866	$6,822	$9,532	$24,860	$18,212	$24,241	$230,697
Accretion	(11,435)	(4,675)	(556)	(2,030)	(1,767)	(1,556)	(1,471)	(23,490)
Transfers to accretable discount and exit events, net	(16,610)	9,470	2,841	(3,761)	(3,934)	—	—	(11,994)
Balance, end of period	$69,119	$54,661	$9,107	$3,741	$19,159	$16,656	$22,770	$195,213

The change in the accretable discount is a result of a detailed review and re-estimation of expected cash flows and loss assumptions on covered loans based on the use of a detailed analytics system focusing on expected cash flows and enhanced historical loss data as the covered loan portfolios season.

Note 5: Allowance for Loan Losses (ALL)

The following tables present the Company’s loan loss experience on noncovered and covered loans for the periods indicated (in thousands):

	Three Months Ended March 31
	2013			2012
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$14,660	$55,478	$70,138	$10,207	$59,277	$69,484
Loans charged-off	(12)	(11,216)	(11,228)	(65)	(3,369)	(3,434)
Recoveries of loans previously charged off	124	7,009	7,133	4	6,554	6,558
Net (charge-offs) recoveries	112	(4,207)	(4,095)	(61)	3,185	3,124
Provision for loan losses	350	(22,565)	(22,215)	1,535	(6,375)	(4,840)
Amount attributable to FDIC loss share agreements	—	20,180	20,180	—	5,092	5,092
Total provision for loan losses charged to operations	350	(2,385)	(2,035)	1,535	(1,283)	252
Provision for loan losses recorded through the FDIC loss share receivable	—	(20,180)	(20,180)	—	(5,092)	(5,092)
Balance, end of period	$15,122	$28,706	$43,828	$11,681	$56,087	$67,768

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
March 31, 2013
Allowance for loan losses:
Beginning balance	$9,495	$3,103	$1,050	$1,012	$14,660
Charge-offs	(1)	(10)	—	(1)	(12)
Recoveries	114	5	1	4	124
Provision	469	334	(79)	(374)	350
Ending balance	$10,077	$3,432	$972	$641	$15,122
Ending allowance attributable to loans:
Individually evaluated for impairment	$867	$337	$361	$25	$1,590
Collectively evaluated for impairment	9,210	3,095	611	616	13,532
Total ending allowance balance	$10,077	$3,432	$972	$641	$15,122

Loans:
Loans individually evaluated for impairment	$2,266	$673	$1,393	$51	$4,383
Loans collectively evaluated for impairment	749,076	211,697	44,040	42,259	1,047,072
Total loans	$751,342	$212,370	$45,433	$42,310	$1,051,455

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
March 31, 2012
Allowance for loan losses:
Beginning balance	$6,470	$2,848	$561	$328	$10,207
Charge-offs	(47)	—	(8)	(10)	(65)
Recoveries	—	—	—	4	4
Provision	800	718	33	(16)	1,535
Ending balance	$7,223	$3,566	$586	$306	$11,681
Ending allowance attributable to loans:
Individually evaluated for impairment	$915	$346	$157	$45	$1,463
Collectively evaluated for impairment	6,308	3,220	429	261	10,218
Total ending allowance balance	$7,223	$3,566	$586	$306	$11,681

Loans:
Loans individually evaluated for impairment	$2,743	$694	$369	$90	$3,896
Loans collectively evaluated for impairment	517,002	179,010	33,602	21,125	750,739
Total loans	$519,745	$179,704	$33,971	$21,215	$754,635

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Year Ended
December 31, 2012
Ending allowance attributable to loans:
Individually evaluated for impairment	$743	$217	$359	$17	$1,336
Collectively evaluated for impairment	8,752	2,886	691	995	13,324
Total ending allowance balance	$9,495	$3,103	$1,050	$1,012	$14,660

Loans:
Loans individually evaluated for impairment	$2,864	$493	$1,402	$33	$4,792
Loans collectively evaluated for impairment	685,313	207,342	41,777	46,278	980,710
Total loans	$688,177	$207,835	$43,179	$46,311	$985,502

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
March 31, 2013
Allowance for loan losses:
Beginning balance	$32,642	$993	$21,189	$654	$55,478
Charge-offs	(9,167)	(1,399)	(455)	(195)	(11,216)
Recoveries	3,231	2,291	1,487	—	7,009
Provision for loan losses before benefit attributable to FDIC loss share agreements	(13,096)	3,454	(12,932)	9	(22,565)
Amount attributable to FDIC loss share agreements	11,787	(3,237)	11,639	(9)	20,180
Total provision for loan losses charged to operations	(1,309)	217	(1,293)	—	(2,385)
Provision for loan losses recorded through the FDIC loss share receivable	(11,787)	3,237	(11,639)	9	(20,180)
Ending balance	$13,610	$5,339	$9,289	$468	$28,706
Ending allowance attributable to loans:
Individually evaluated for impairment	$13,182	$4,189	$4,114	$459	$21,944
Collectively evaluated for impairment	428	1,150	5,175	9	6.762
Total ending allowance balance	$13,610	$5,339	$9,289	$468	$28,706

Loans:
Loans individually evaluated for impairment	$84,091	$22,303	$15,634	$291	$122,319
Loans collectively evaluated for impairment	89,905	68,747	115,620	240	274,512
Total loans	$173,996	$91,050	$131,254	$531	$396,831

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
March 31, 2012
Allowance for loan losses:
Beginning balance	$37,332	$7,573	$14,372	$—	$59,277
Charge-offs	(3,362)	—	(7)	—	(3,369)
Recoveries	6,356	31	167	—	6,554
Provision for loan losses before benefit attributable to FDIC loss share agreements	(3,647)	(2,400)	(568)	240	(6,375)
Amount attributable to FDIC loss share agreements	2,913	1,917	454	(192)	5,092
Total provision for loan losses charged to operations	(734)	(483)	(114)	48	(1,283)
Provision for loan losses recorded through the FDIC loss share receivable	(2,913)	(1,917)	(454)	192	(5,092)
Ending balance	$36,679	$5,204	$13,964	$240	$56,087
Ending allowance attributable to loans:
Individually evaluated for impairment	$30,577	$2,925	$3,939	$202	$37,643
Collectively evaluated for impairment	6,102	2,279	10,025	38	18,444
Total ending allowance balance	$36,679	$5,204	$13,964	$240	$56,087

Loans:
Loans individually evaluated for impairment	$177,874	$22,769	$17,942	$10,481	$229,066
Loans collectively evaluated for impairment	242,579	149,040	165,232	6,241	563,092
Total loans	$420,453	$171,809	$183,174	$16,722	$792,158

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Year Ended
December 31, 2012
Ending allowance attributable to loans:
Individually evaluated for impairment	$17,251	$5,117	$4,476	$654	$27,498
Collectively evaluated for impairment	15,391	(4,124)	16,713	—	27,980
Total ending allowance balance	$32,642	$993	$21,189	$654	$55,478

Loans:
Loans individually evaluated for impairment	$102,844	$22,603	$13,760	$10,535	$149,742
Loans collectively evaluated for impairment	117,454	78,868	128,272	377	324,971
Total loans	$220,298	$101,471	$142,032	$10,912	$474,713

For each period indicated, a significant portion of the Company's covered loans were past due, including many that were 90 days or more past due. However, such delinquencies were included in the Company's performance expectations in determining the fair values of covered loans at each acquisition and at subsequent valuation dates. There have been covered loans that have deteriorated from management's initial performance expectations, as such, these individually reviewed covered loans and pools of covered loans are considered impaired by management. However, all covered loan cash flows and the timing of such cash flows continue to be estimable and probable of collection and thus accretion income continues to be recognized on these covered assets. As such, the referenced covered loans are not considered nonperforming assets.

As of March 31, 2013, we individually reviewed covered loans totaling $122.3 million, of which $110.0 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to these loans of $21.9 million. As of March 31, 2013, we also evaluated $274.5 million of covered loans as part of their respective pools, of which $44.0 million were identified as having deteriorated from management's initial performance expectations, resulting in an allowance attributable to these loans of $6.8 million.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, we individually reviewed covered loans totaling $149.7 million, of which $39.3 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to these loans of $27.5 million. As of December 31, 2012, we also evaluated $325.0 million of covered loans as part of their respective pools, of which $191.1 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to the loans of $28.0 million.

As of March 31, 2012, we individually reviewed covered loans totaling $229.1 million, of which $113.3 million were identified as having deteriorated from management's initial performance expectations resulting in allowance attributable to these loans of $37.6 million. As of March 31, 2012, we also evaluated $563.1 million of covered loans as part of their respective pools, of which $296.1 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to the loans of $18.4 million.

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

Impaired loans not covered by loss share agreements, segregated by class of loans, as of March 31, 2013 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized(2)

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$—	$—
Other commercial real estate	532	532	—	679	—
Total commercial real estate	532	532	—	679	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer & other	—	—	—	—	—
Subtotal	532	532	—	679	—
With related allowance recorded:
Construction, land & land development	904	322	161	327	—
Other commercial real estate	1,621	1,412	706	1,038	—
Total commercial real estate	2,525	1,734	867	1,365	—
Commercial & industrial	386	386	193	417	—
Owner-occupied real estate	293	287	144	350	—
Total commercial & industrial	679	673	337	767	—
Residential real estate	1,454	1,393	361	1,398	1
Consumer & other	53	51	25	54	—
Subtotal	4,711	3,851	1,590	3,584	1
Total impaired loans	$5,243	$4,383	$1,590	$4,263	$1
(1) The average recorded investment for troubled debt restructurings was $972,000 as of March 31, 2013.
(2) The total interest income recognized on troubled debt restructurings was $1,000 as of March 31, 2013.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans not covered by loss share agreements, segregated by class of loans, as of December 31, 2012 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized (1)

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$—	$—
Other commercial real estate	826	550	—	584	—
Total commercial real estate	826	550	—	584	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer & other	—	—	—	—	—
Subtotal	826	550	—	584	—
With related allowance recorded:
Construction, land & land development	756	331	166	350	—
Other commercial real estate	2,325	1,983	577	2,618	55
Total commercial real estate	3,081	2,314	743	2,968	55
Commercial & industrial	367	326	163	197	—
Owner-occupied real estate	167	167	54	112	1
Total commercial & industrial	534	493	217	309	1
Residential real estate	1,464	1,402	359	1,301	23
Consumer & other	33	33	17	43	1
Subtotal	5,112	4,242	1,336	4,621	80
Total impaired loans	$5,938	$4,792	$1,336	$5,205	$80
(1) The average recorded investment for troubled debt restructurings was $2.4 million as of December 31, 2012.
(2) The total interest income recognized on troubled debt restructurings was $74,000 as of December 31, 2012.

The following table presents the recorded investment in noncovered nonaccrual loans by loan class for the periods indicated (in thousands):

	March 31, 2013	December 31, 2012
Construction, land & land development	$322	$331
Other commercial real estate	1,944	1,350
Total commercial real estate	2,266	1,681
Commercial & industrial	386	326
Owner-occupied real estate	287	167
Total commercial & industrial	673	493
Residential real estate	1,318	1,326
Consumer & other	51	33
Total	$4,308	$3,533

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due loans not covered by loss share agreements, by class of loans, as of March 31, 2013 (in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$38	$188	$226	$264,829	$265,055	$—
Other commercial real estate	—	1,203	1,203	485,084	486,287	—
Total commercial real estate	38	1,391	1,429	749,913	751,342	—
Commercial & industrial	30	201	231	35,713	35,944	—
Owner-occupied real estate	—	286	286	176,140	176,426	—
Total commercial & industrial	30	487	517	211,853	212,370	—
Residential real estate	86	338	424	45,009	45,433	—
Consumer & other	166	33	199	42,111	42,310	—
Total	$320	$2,249	$2,569	$1,048,886	$1,051,455	$—

The following table presents an analysis of past due loans not covered by loss share agreements, by class of loans, as of December 31, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$44	$324	$368	$230,080	$230,448	$—
Other commercial real estate	1,298	763	2,061	455,668	457,729	—
Total commercial real estate	1,342	1,087	2,429	685,748	688,177	—
Commercial & industrial	—	277	277	35,113	35,390	—
Owner-occupied real estate	100	167	267	172,178	172,445	—
Total commercial & industrial	100	444	544	207,291	207,835	—
Residential real estate	81	346	427	42,752	43,179	—
Consumer & other	243	14	257	46,054	46,311	—
Total	$1,766	$1,891	$3,657	$981,845	$985,502	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due loans covered by loss share agreements, by class of loans, as of March 31, 2013 (in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$20	$39,918	$39,938	$18,864	$58,802
Other commercial real estate	1,659	28,772	30,431	84,763	115,194
Total commercial real estate	1,679	68,690	70,369	103,627	173,996
Commercial & industrial	247	2,208	2,455	8,356	10,811
Owner-occupied real estate	2,586	19,363	21,949	58,290	80,239
Total commercial & industrial	2,833	21,571	24,404	66,646	91,050
Residential real estate	5,655	22,591	28,246	103,008	131,254
Consumer & other	16	28	44	487	531
Total	$10,183	$112,880	$123,063	$273,768	$396,831

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

The following table presents the risk grades of the loan portfolio not covered by loss share agreements, by class of loans, as of March 31, 2013 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$190,273	$456,897	$32,946	$148,335	$37,848	$41,965	$908,264
Watch	69,545	26,962	1,992	25,065	5,610	174	129,348
OAEM	4,973	493	118	367	54	2	6,007
Substandard	264	1,935	888	2,659	1,921	169	7,836
Doubtful	—	—	—	—	—	—	—
Total	$265,055	$486,287	$35,944	$176,426	$45,433	$42,310	$1,051,455

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

Classifications on covered loans are based upon the borrower's ability to pay the current unpaid principal balance without regard to loss share coverage or the net carrying value of the loan on the Bank's balance sheet. Because the values shown in this table are based on each loan's estimated cash flows, any expected losses should be covered by a combination of the specific reserves established in the allowance for loan losses on covered loans plus the discounts to the unpaid principal balances reflected in the recorded investment of each loan. Therefore, loan classifications are not as meaningful to the collectibility of covered loans as they are to noncovered loans as they are reflective of current fair value.

The following table presents the risk grades of the loan portfolio covered by loss sharing agreements, by class of loans, as of March 31, 2013 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$5,995	$18,389	$3,888	$25,104	$53,972	$397	$107,745
Watch	4,131	16,231	927	15,899	18,296	116	55,600
OAEM	228	26,386	2,213	7,451	3,345	5	39,628
Substandard	47,447	53,817	3,435	31,445	55,419	2	191,565
Doubtful	1,001	371	348	340	222	11	2,293
Total	$58,802	$115,194	$10,811	$80,239	$131,254	$531	$396,831

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

The following table provides details on noncovered TDRs including the number of loan contracts restructured and the pre-and post-modification recorded investment as of March 31, 2013 and 2012 (in thousands):

	March 31, 2013			March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction, land & land development	1	$7	$7	—	$—	$—
Other commercial real estate	—	—	—	1	256	256
Total commercial real estate	1	7	7	1	256	256
Commercial & industrial	1	4	4	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	1	4	4	—	—	—
Residential real estate	2	959	959	1	79	79
Consumer & Other	—	—	—	—	—	—
Total Loans	4	$970	$970	2	$335	$335

During the three months ended March 31, 2013 and 2012, no loans were modified under the terms of a TDR. As of March 31, 2013 and 2012, there were no noncovered TDRs that subsequently defaulted during the previous twelve months.

The Company allocated $149,000 and $140,000 to the allowance for loan losses for identified TDRs as of March 31, 2013 and 2012, respectively. The Company had no unfunded commitment obligations to lend to customers that had undergone troubled debt restructurings as of March 31, 2013 and 2012.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Other Real Estate Owned

The following is a summary of transactions in other real estate owned not covered by loss share agreements (noncovered) and covered under loss share agreements with the FDIC (covered) for the periods presented (in thousands):

	Three Months Ended
	March 31
Noncovered other real estate owned	2013	2012
Balance, beginning of period	$1,115	$1,210
Other real estate acquired through foreclosure of loans receivable	—	—
Other real estate sold	(763)	(164)
Write down of other real estate	(76)	(89)
Balance, end of period	$276	$957

	Three Months Ended
	March 31
Covered other real estate owned	2013	2012
Balance, beginning of period	$45,062	$84,496
Other real estate acquired through foreclosure of loans receivable	27,706	13,228
Other real estate sold	(18,533)	(15,101)
Write down of other real estate	(6,834)	(19,051)
Balance, end of period	$47,401	$63,572

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: FDIC Receivable for Loss Share Agreements

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Fair value of FDIC receivable for loss share agreements at beginning of period	$355,325	$528,499
Amount attributable to FDIC for loss share agreements	(20,180)	(5,092)
Wires received	(58,794)	(66,643)
Net charge-offs, write-downs and other losses	(4,674)	8,719
Amortization	(16,779)	(7,010)
External expenses qualifying under loss share agreements	3,950	1,170
Balance, end of period	$258,848	$459,643

The FDIC receivable for loss share agreements is measured separately from the related covered assets. At March 31, 2013, the Company estimated that $20.6 million was due from the FDIC for loss share claims that have been submitted.

Changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned allocated by acquired bank are presented in the following table as of March 31, 2013 (in thousands):

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
	Security Bank							Total
Fair value of FDIC receivable for loss share agreements at beginning of period	$136,333	$82,613	$5,395	$12,349	$54,230	$31,273	$33,132	$355,325
Amount attributable for FDIC loss share agreements	(13,817)	(5,369)	(536)	(157)	(1,578)	(247)	1,524	(20,180)
Wires received	(22,346)	(11,165)	(1,349)	(2,038)	(6,315)	(9,245)	(6,336)	(58,794)
Net charge-offs, write-downs and other losses	1,992	(6,317)	(427)	(614)	(624)	516	800	(4,674)
Amortization	(14,235)	2,952	(250)	(776)	902	(2,280)	(3,092)	(16,779)
External expenses qualifying under loss share agreements	2,393	112	259	(16)	489	633	80	3,950
Balance, end of period	$90,320	$62,826	$3,092	$8,748	$47,104	$20,650	$26,108	$258,848

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned allocated by acquired bank are presented in the following table as of March 31, 2012 (in thousands):

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
	Security Bank							Total
Fair value of FDIC receivable for loss share agreements at beginning of period	$201,187	$121,771	$8,341	$10,310	$71,393	$67,011	$48,486	$528,499
Amount attributable to FDIC for loss share agreements	(163)	(4,245)	183	74	(941)	—	—	(5,092)
Wires received	(23,828)	(27,962)	(3,013)	(1,128)	(4,074)	(3,484)	(3,154)	(66,643)
Net charge-offs, write-downs and other losses	1,903	5,789	(132)	131	1,054	(27)	1	8,719
Amortization	(4,195)	(2,132)	123	(839)	142	(109)	—	(7,010)
External expenses qualifying under loss share agreements	249	363	(73)	195	452	(103)	87	1,170
Balance, end of period	$175,153	$93,584	$5,429	$8,743	$68,026	$63,288	$45,420	$459,643

Note 8: Derivative Instruments and Hedging Activities

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

The table below presents the fair value of the Bank's derivative financial instruments (in thousands):

	Derivatives designated as hedging instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other assets	$3,329	Other assets	$53	Other liabilities	$2,382	Other liabilities	$2,605
Total derivatives designated as hedging instruments		$3,329		$53		$2,382		$2,605

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effects of offsetting the Bank's derivative financial instruments (in thousands):

				Gross Amounts Not Offset in the Statement of Financial Condition

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts presented in the Statement of Financial Condition	Financial Instruments	Collateral Received/Posted (1)	Net Amount
Offsetting Derivative Assets
Derivatives	3,329	—	3,329	(1,708)	(1,621)	—
Total	3,329	—	3,329	(1,708)	(1,621)	—

Offsetting Derivative Liabilities
Derivatives	2,382	—	2,382	(1,708)	—	674
Total	2,382	—	2,382	(1,708)	—	674

				Gross Amounts Not Offset in the Statement of Financial Condition

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts presented in the Statement of Financial Condition	Financial Instruments	Collateral Received/Posted (1)	Net Amount
Offsetting Derivative Assets
Derivatives	53	—	53	(25)	—	28
Total	53	—	53	(25)	—	28

Offsetting Derivative Liabilities
Derivatives	2,605	—	2,605	(25)	(1,937)	643
Total	2,605	—	2,605	(25)	(1,937)	643
(1) The collateral received/posted amount has been limited in order to fully offset the net financial position. All positions are fully collateralized per the Bank's bilateral counterparty agreements.

The Bank uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as fair value hedges involve the receipt of variable amounts from a counterparty in exchange for the Bank making fixed payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2013, the Bank had 53 interest rate swaps with an aggregate notional amount of $116.6 million that were designated as fair value hedges associated with the Bank's fixed rate loan program.

At March 31, 2013, interest rate caps designated as cash flow hedges involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Bank's current cash flow hedges are for the purpose of capping the interest rate paid on variable rate deposits which protect the company in a rising rate environment. The caps were purchased during the first quarter of 2013, have a five year life and notional value of $200.0 million. The Bank had no active derivative contracts outstanding at December 31, 2012 that were designated as cash flow hedges of interest rate risk.

For derivatives so designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income and the premium paid to purchase the cap is amortized into interest expense over the life of the cap.

During the periods ended March 31, 2013 and 2012, the Bank recognized net losses of $92,000 and $38,000, respectively, in noninterest income related to hedge ineffectiveness. The Bank also recognized a net reduction in interest income of $272,000 and $123,000 for the periods ended March 31, 2013 and 2012, respectively, related to the Bank's fair value hedges, which include net settlements on the derivatives and any amortization adjustment of the basis in the hedged items. During the three

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months ended March 31, 2013, terminations of derivatives and related hedged items for one interest rate swap agreement prior to original maturity dates resulted in the recognition of a net gain of $20,000 in noninterest income related to the unamortized basis in the hedged items.

The table below presents the effect of the Bank's derivatives in fair value hedging relationships (in thousands):

	Amount of gain/(loss) recognized in income on derivative		Amount of gain/(loss) recognized in income on hedged item
	Three Months Ended March 31		Three Months Ended March 31
	2013	2012	2013	2012
Interest rate products
Other income (expense)	$368	$117	$(276)	$(155)
Total	$368	$117	$(276)	$(155)

The table below presents the effect of the Bank's derivatives in cash flow hedging relationships (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31		Three Months Ended March 31
	2013	2012	2013	2012
Interest rate products
Other expense	$(962)	$—	$—	$—
Total	$(962)	$—	$—	$—

Credit-risk-related Contingent Features

The Bank manages credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty.

The Bank's agreements with the derivative counterparties provide that if the Bank defaults on any indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Bank could also be declared in default on the derivative obligations.

Such agreements also provide that if the Bank fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Bank would be required to settle obligations under the agreements.

As of March 31, 2013, the fair value of derivatives in a net liability position under these agreements, which include accrued interest but exclude any adjustment for nonperformance risk, was $836,000. The Bank has minimum collateral posting thresholds with derivative counterparties and has received $1.9 million in collateral under these agreements as of March 31, 2013. Although the Bank did not breach any of these provisions at March 31, 2013, had a breach occurred, the Bank could have been required to settle obligations under the agreements at their termination value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Other Assets, Other Liabilities and Accrued Expenses

The more significant components of other assets outstanding were as follows (in thousands):

Other Assets	March 31, 2013	December 31, 2012
Cash surrender value of life insurance	$39,135	$38,791
Accrued interest receivable	4,270	5,292
Prepaid FDIC insurance assessments	3,707	4,086
Derivative financial instruments	3,329	53
Other prepaid expenses	3,298	2,823
Restricted equity securities	3,245	4,120
Accrued income tax receivable	86	7,611
Miscellaneous receivables and other assets	3,602	5,538
Total other assets	$60,672	$68,314

The more significant components of other liabilities and accrued expenses outstanding were as follows (in thousands):

Other Liabilities and Accrued Expenses	March 31, 2013	December 31, 2012
Net deferred tax liability	$43,260	$60,809
Accrued incentive compensation	3,001	5,854
Derivative financial instruments	2,382	2,605
Accrued income tax payable	2,037	746
Accrued interest payable	1,036	978
Accrued audit fees	658	604
Miscellaneous payables and accrued expenses	6,865	5,439
Total accrued expenses and other liabilities	$59,239	$77,035

Note 10: Share-Based Compensation

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of stock for issuance in accordance with the Plan terms. Descriptions of these grants and the Plan, including the terms of awards and the number of shares authorized for issuance, were included in Note 18 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There were no grants, exercises or forfeitures of restricted stock awards or stock options during the first quarter of 2013.

The Company recognized compensation expense related to stock options of $116,000 and $17,000 at March 31, 2013 and 2012, respectively, in the Company's consolidated statements of income. Unearned share-based compensation associated with these options totaled $97,000 and $155,000 at March 31, 2013 and 2012, respectively. The amount of compensation was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. All stock option grants occurred during the third quarter of 2011. The Company recognized compensation expense relating to restricted stock awards of $296,000 and $149,000 for the three months ended March 31, 2013 and 2012, respectively, in the Company's consolidated statements of income. Unearned share-based compensation associated with these awards totaled $3.1 million and $1.2 million at March 31, 2013 and 2012, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Regulatory Matters

The Company's and the Bank's regulatory ratios as of March 31, 2013 and December 31, 2012 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	$425,154	29.45%	$115,506	8.00%	$144,383	10.00%
Bank	$365,095	25.29%	$115,486	8.00%	$144,358	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$406,788	28.17%	$57,753	4.00%	$86,630	6.00%
Bank	$346,732	24.02%	$57,743	4.00%	$86,615	6.00%
Tier I Capital to Average Assets
Consolidated	$406,788	15.51%	$104,882	4.00%	$—	N/A
Bank	$346,732	13.23%	$104,870	4.00%	$131,087	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	$426,213	30.54%	$111,638	8.00%	$139,547	10.00%
Bank	$390,402	27.98%	$111,637	8.00%	$139,546	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$408,119	29.25%	$55,819	4.00%	$83,728	6.00%
Bank	$372,308	26.68%	$55,818	4.00%	$83,728	6.00%
Tier I Capital to Average Assets
Consolidated	$408,119	15.49%	$105,356	4.00%	$—	N/A
Bank	$372,308	14.14%	$105,349	4.00%	$131,686	5.00%

The Company and the Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At March 31, 2013 and December 31, 2012, the Bank was in compliance with the Capital Maintenance Agreement.

Note 12: Commitments and Contingent Liabilities

In order to meet the financing needs of its customers, we maintain financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and/or liquidity risk.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standby letters of credit are commitments guaranteeing performance of a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements. In order to minimize its exposure, the Bank's credit policies govern the issuance of standby letters of credit.

The Bank's exposure to credit loss is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the Bank's commitments is as follows (in thousands):

	March 31, 2013	December 31, 2012
Commitments to extend credit:
Fixed	$7,368	$8,188
Variable	219,731	248,310
Financial standby letters of credit:
Fixed	466	437
Variable	1,920	1,399
Total	$229,485	$258,334

The fixed rate loan commitments have interest rates ranging from 2.30% to 18.00% and maturities ranging from 1 month to 5 years.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Note 13: Fair Value

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the three months ended March 31, 2013 and the year ended December 31, 2012, there were no transfers between levels.

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At March 31, 2013, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, corporate bonds and municipal securities. The fair values for U.S. Treasury securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Derivative Instruments and Hedging Activities

The Company uses interest-rate swaps to provide longer-term fixed rate funding to its customers and interest-rate caps to mitigate the interest rate risk on its variable rate liabilities. The majority of these derivatives are traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Financial Liabilities Measured on a Recurring Basis:

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$774	$56,713	$—	$57,487
States and political subdivisions	—	9,595	—	9,595
Residential mortgage-backed securities—nonagency	—	135,465	—	135,465
Residential mortgage-backed securities—agency	—	69,830	—	69,830
Collateralized mortgage obligations	—	78,636	—	78,636
Corporate securities	—	502	—	502
Derivative financial instruments	—	3,329	—	3,329
Total recurring assets at fair value	$774	$354,070	$—	$354,844

Liabilities:
Derivative financial instruments	$—	$2,382	$—	$2,382
Total recurring liabilities at fair value	$—	$2,382	$—	$2,382

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$778	$59,730	$—	$60,508
States and political subdivisions	—	12,132	—	12,132
Residential mortgage-backed securities—nonagency	—	139,761	—	139,761
Residential mortgage-backed securities—agency	—	37,522	—	37,522
Collateralized mortgage obligations	—	53,483	—	53,483
Corporate securities	—	495	—	495
Derivative financial instruments	—	53	—	53
Total recurring assets at fair value	$778	$303,176	$—	$303,954

Liabilities:
Derivative financial instruments	$—	$2,605	$—	$2,605
Total recurring liabilities at fair value	$—	$2,605	$—	$2,605

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

Impaired Covered Loans

The fair values of impaired covered loans are measured on a nonrecurring basis. As of March 31, 2013, the Company identified acquired loans covered by FDIC loss share agreements where the expected performance of such loans had deteriorated from management's performance expectations established in conjunction with the determination of the acquisition date fair values. The fair values of impaired covered loans are determined by discounted cash flow estimations, or unobservable assumptions; as such, they are recorded within nonrecurring Level 3 hierarchy. The Company determines its fair value of impaired covered loans by discounting the expected cash flows for both covered loans that are individually evaluated for impairment and covered loans that are collectively evaluated for impairment in pools. For collateral dependent loans, the cash flow may be based on the estimated fair value of the underlying collateral.

Potential credit losses on acquired loans are calculated based on the Company's specific review of covered loans individually evaluated for impairment and on the probability of default and loss given default estimates for covered loans collectively evaluated for impairment in pools. The potential credit losses reduce the expected principal cash flows in computing fair value.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets Measured on a Nonrecurring Basis:

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013
Impaired loans, net of specific reserves:
Not covered by loss share agreements	$—	$—	$2,793	$2,793
Covered by loss share agreements	—	—	125,294	125,294
Total impaired loans	$—	$—	$128,087	$128,087
December 31, 2012
Impaired loans, net of specific reserves:	—
Not covered by loss share agreements	$—	$—	$3,456	$3,456
Covered by loss share agreements	—	—	174,922	174,922
Total impaired loans	$—	$—	$178,378	$178,378

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $4.3 million with a valuation allowance of $1.6 million at March 31, 2013. The Bank also had one loan that was classified as a troubled debt restructuring that is not collateral dependent at March 31, 2013 with a principal balance of $75,000. The fair value of the troubled debt restructuring was measured by discounting expected future cash flows at the effective interest rate, or the original contractual loan rate, resulting in a valuation allowance totaling $11,000.

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $3.5 million with a valuation allowance of $1.1 million at December 31, 2012. The Bank also had two loans that were classified as troubled debt restructurings that were not collateral dependent at December 31, 2012 with a principal balance of $1.3 million. The fair value of the troubled debt restructuring was measured by discounting expected future cash flows at the effective interest rate, or the original contractual loan rate, resulting in a valuation allowance totaling $189,000.

As of March 31, 2013, we individually reviewed covered loans totaling $122.3 million, of which $110.0 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to these loans of $21.9 million. As of March 31, 2013, we evaluated $274.5 million of covered loans as part of their respective pools, of which $44.0 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to these loans of $6.8 million.

As of December 31, 2012, we individually reviewed covered loans totaling $149.7 million, of which $39.3 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to these loans of $27.5 million. As of December 31, 2012, we also evaluated $325.0 million of covered loans as part of their respective pools, of which $191.1 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to the loans of $28.0 million.

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

The following table presents the fair value measurements of nonfinancial assets measured at fair value on a nonrecurring basis for the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$300	$300
Covered by loss share agreements	—	—	51,523	51,523
Total other real estate owned	$—	$—	$51,823	$51,823
December 31, 2012
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,212	$1,212
Covered by loss share agreements	—	—	48,980	48,980
Total other real estate owned	$—	$—	$50,192	$50,192

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

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statement of financial condition (in thousands).

	March 31, 2013	December 31, 2012
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$300	$1,212
Estimated selling costs	(24)	(97)
Other real estate owned	$276	$1,115

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$51,523	$48,980
Estimated selling costs	(4,122)	(3,918)
Other real estate owned	$47,401	$45,062

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2013 (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,729	Third party appraisal	Management discount for property type and recent market volatility	15% - 50% discount
Noncovered impaired loans - noncollateral dependent	$64	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 7.90% 2) 66 months
Covered impaired loans - individually evaluated for impairment	$88,056	Discounted cash flow analysis and/or third party appraisal	1) Discount rates 2) Management discount for property type and recent market volatility	1) 35.5% average discount rate 2) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$37,238	Discount cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) 2.5% - 100% 2) 30% - 95% 3) 14.88% average discount rate
Noncovered other real estate owned	$300	Third party appraisal	Management discount for property type and recent market volatility	10% - 40% discount
Covered other real estate owned	$51,523	Third party appraisal	Management discount for property type and recent market volatility	10% - 40% discount

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2012 (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,386	Third party appraisal	Management discount for property type and recent market volatility	15% - 50% discount
Noncovered impaired loans - noncollateral dependent	$1,070	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 3.25% - 7.90% 2) 69 - 141 months
Covered impaired loans - individually evaluated for impairment	$11,802	Discounted cash flow analysis and/or third party appraisal	1) Discount rates 2) Management discount for property type and recent market volatility	1) 47.8% average discount rate 2) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$163,120	Discount cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) 2.5% - 100% 2) 30% - 95% 3) 9.9% average discount rate
Noncovered other real estate owned	$1,212	Third party appraisal	Management discount for property type and recent market volatility	10% - 40% discount
Covered other real estate owned	$48,980	Third party appraisal	Management discount for property type and recent market volatility	10% - 40% discount

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the estimated fair value of the Company's financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
(in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$468,050	$468,050	$445,385	$445,385
Investment securities available-for-sale	See previous table	351,515	351,515	303,901	303,901
Mortgage loans held for sale	Level 2	2,386	2,386	4,853	4,853
Net loans	Level 3	1,404,458	1,440,622	1,390,077	1,408,634
FDIC receivable for loss share agreements, net	Level 3	258,848	215,148	355,325	336,497
Derivative financial instruments	Level 2	3,329	3,329	53	53
Accrued interest receivable	Level 2	4,270	4,270	5,292	5,292
Restricted equity securities	Level 1	3,245	3,245	4,120	4,120
Liabilities:
Deposits	Level 2	$2,148,190	$2,149,210	$2,148,436	$2,149,187
Securities sold under agreements to repurchase	Level 2	3,959	3,959	4,755	4,755
Notes payable	Level 2	3,861	3,861	2,523	2,523
Derivative instruments	Level 2	2,382	2,382	2,605	2,605
Accrued interest payable	Level 2	1,036	1,036	978	978

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

Restricted Equity Securities

Restricted equity securities are carried at original cost basis, as cost approximates fair value and there is no readily determinable market value for such investments.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Three Months Ended
	March 31
	2013	2012
Net income (loss)	$(1,156)	$5,138
Denominator:
Weighted average common shares outstanding	31,909	31,612
Weighted average dilutive grants (1)	—	1,183
Weighted average common shares outstanding including dilutive grants	31,909	32,795

Net income (loss) per share:
Basic	$(.04)	$.16
Diluted	$(.04)	$.16
(1) Weighted average anti-dilutive options outstanding were 1.3 million as of March 31, 2013.

Since the Company had a year-to-date net loss for the three months ended March 31, 2013, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the current period presented.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. Since that date and through the date of this report, the Bank has acquired $3.9 billion in total assets and assumed $3.6 billion in deposits from the FDIC, as receiver, in twelve different failed bank transactions. Concurrently with each of our acquisitions, we entered into loss share agreements with the FDIC that cover certain of the acquired loans and other real estate owned. Where applicable, we refer loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "noncovered loans."

As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 21 full service branches throughout middle Georgia and metropolitan Atlanta. As of March 31, 2013, our total assets were approximately $2.6 billion, our total loans receivable were approximately $1.4 billion, our total deposits were approximately $2.1 billion and our total shareholders' equity was approximately $427 million.

The following discussion analyzes our financial condition as of March 31, 2013 as compared to December 31, 2012 and describes our results of operations for the three months ended March 31, 2013 as compared to three months ended March 31, 2012.  This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2012 Annual Report on Form 10-K.

Unless the context indicates otherwise, all references to the “Company,” “we,” “us” and “our” refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank and Trust Company, except that if the discussions relate to a period before July 23, 2009, these terms refer solely to State Bank and Trust Company.  All references to the “Bank” refer to State Bank and Trust Company.

Overview

The Company had a net loss for the three months ended March 31, 2013 of $(1.2) million, or $(.04) per diluted share, compared with net income of $5.1 million for the three months ended March 31, 2012, or $.16 per diluted share. The following sections provide an overview of the major factors impacting our financial performance for the three months ended March 31, 2013.

Total gross loans at March 31, 2013 were down $11.9 million, or .8%, from December 31, 2012. Although we experienced organic loan growth of $66.0 million, or 6.7%, in the first quarter of 2013, the resolution of our covered loans continued slightly to outpace our organic growth which was driven by new loan originations. Covered loans decreased $77.9 million, or 16.4%, from December 31, 2012, as covered loans were paid down or charged off and submitted for loss share reimbursement.

The FDIC receivable for loss share agreements at March 31, 2013 decreased approximately $96.5 million, or 27.2%, from December 31, 2012. The balance of the FDIC receivable decreases as a result of the submission of claims and the receipt of cash from the FDIC under the terms of our loss share agreements. Increases in expected losses on covered assets result in an increase in the FDIC receivable. Improved asset quality on covered assets results in a decrease in the estimated cash flows expected to be received under the loss share agreements and results in an impairment of the FDIC receivable. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or loss share agreement.

Our provision for loan losses was a negative $(2.0) million for the three months ended March 31, 2013 compared to a provision of $252,000 for the three months ended March 31, 2012. The provision includes a covered loan loss provision and a noncovered loan loss provision. At March 31, 2013, recoveries on noncovered loans were greater than charge-offs by $112,000, compared to net charge-offs on noncovered loans of $61,000 in 2012. The allowance for loan losses decreased $26.3 million to $43.8 million at March 31, 2013 compared to $70.1 million recorded at December 31, 2012. Substantially all of the $26.3 million decrease came from the allowance for the covered loan portfolio, which was largely the result of an increase in the cash flow expectations related to certain loan pools and the resolution of a number of individually reviewed loans. These loans continue to perform in excess of our initial expectations. However, the performance is not uniform across all asset classes and individual loans. Despite the net positive credit trends in covered loans, there remains the potential for future volatility within the provision for loan losses on covered loans. The determination of allowances for noncovered and covered loans is discussed in Note 1 in our 2012 Annual Report on Form 10-K.

Noninterest income for the three months ended March 31, 2013 decreased $8.3 million, or 195.9%, from the same period in 2012. As noted above, because projected cash flows on our acquired covered loans continue to be higher than originally expected, the accretion on our FDIC receivable has shifted over time from accreting income, to negative accretion, and we are now recording amortization of, rather than accretion on, the FDIC receivable. The effects of the shift in the FDIC receivable from accretion to amortization continues to impact our noninterest income. We recorded amortization on the FDIC receivable of $16.8 million at March 31, 2013, an increase of $9.8 million, or 139.4% compared to the same period 2012. Outside of amortization on the FDIC receivable, noninterest income for the three months ended March 31, 2013 increased $1.4 million, or 51.8% from the same period in 2012. Payroll fee income of $832,000 for the three months ended March 31, 2013 was the result of the acquisition of the assets and business of Altera Payroll, Inc. during the third quarter of 2012. Also during the three months ended March 31, 2013, gains on the sale of investment securities increased approximately $300,000 compared to the same period in 2012.

Noninterest expenses for the three months ended March 31, 2013 of $26.7 million were up $4.0 million, or 17.5% from the same period in 2012. The increase was primarily attributable to higher salaries and benefits resulting from one-time severance costs related to ongoing efficiency improvements. The remainder of the increase was a result of seasonally high salary and benefit costs such as FICA taxes and additional payroll expenses related to the acquisition of Altera Payroll, Inc.

During the first quarter of 2013, we announced and paid a quarterly cash dividend to common shareholders. The quarterly cash dividend was $.03 per common share.

Financial Summary

The following table provides unaudited selected financial data for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in this Item 2.

	2013	2012
(amounts in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Selected Results of Operations Data:
Total interest income on invested funds	$2,502	$2,496	$2,862	$3,027	$2,966
Interest income on noncovered loans, including fees	14,319	14,993	14,679	13,722	11,834
Accretion income on covered loans	20,636	27,839	18,893	32,191	23,490
Interest expense	1,996	2,096	2,235	2,566	2,852
Net interest income	35,461	43,232	34,199	46,374	35,438
Provision for loan losses (noncovered loans)	350	325	1,050	2,125	1,535
Provision for loan losses (covered loans)	(2,385)	3,021	5,441	2,902	(1,283)
Noninterest income	(12,603)	(11,491)	(3,254)	(1,243)	(4,259)
Noninterest expense	26,664	23,762	19,835	22,426	22,693
Net income (loss) before income taxes	(1,771)	4,633	4,619	17,678	8,234
Income tax (benefit) expense	(615)	1,418	1,261	6,647	3,096
Net income (loss)	$(1,156)	$3,215	$3,358	$11,031	$5,138

Selected Average Balances:
Total assets	$2,635,240	$2,647,631	$2,705,134	$2,691,432	$2,660,418
Investment securities	321,571	311,130	292,695	305,147	343,860
Loans receivable:
Noncovered loans (5)	1,007,094	955,153	901,168	840,428	722,908
Covered loans	427,403	504,138	625,701	707,273	806,508
Allowance for loan losses (noncovered loans)	(7,635)	(2,074)	(2,780)	(3,474)	(12,424)
Allowance for loan losses (covered loans)	(49,481)	(43,158)	(44,682)	(55,666)	(57,233)
Interest-earning assets	2,203,997	2,142,294	2,153,446	2,111,026	2,032,225
Total deposits	2,115,382	2,114,544	2,182,834	2,190,364	2,203,564
Interest-bearing liabilities	1,736,646	1,741,745	1,803,514	1,865,185	1,908,961
Noninterest-bearing liabilities	460,809	470,308	471,341	405,926	344,356
Shareholders' equity	437,785	435,634	430,279	420,321	407,101

Selected Actual Balances:
Total assets	$2,642,185	$2,662,965	$2,642,981	$2,671,225	$2,677,440
Investment securities	351,515	303,901	311,323	280,662	322,832
Loans receivable:
Noncovered loans	1,051,455	985,502	937,331	881,120	802,955
Covered loans	396,831	474,713	553,006	687,451	743,838
Allowance for loan losses (noncovered loans)	(15,122)	(14,660)	(14,330)	(13,317)	(11,681)
Allowance for loan losses (covered loans)	(28,706)	(55,478)	(46,411)	(67,346)	(56,087)
Interest-earning assets	2,261,681	2,202,452	2,149,189	2,130,200	2,072,375
Total deposits	2,148,190	2,148,436	2,124,298	2,165,136	2,188,875
Interest-bearing liabilities	1,746,293	1,768,264	1,759,670	1,827,298	1,879,864
Noninterest-bearing liabilities	468,956	464,485	455,113	423,873	389,073
Shareholders' equity	426,936	430,216	428,198	420,054	408,503

	2013	2012
(dollars in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Per Common Share Data:
Basic earnings (loss)	$(.04)	$.10	$.11	$.35	$.16
Diluted earnings (loss)	(.04)	.10	.10	.34	.16
Book value	13.38	13.48	13.42	13.24	12.88
Tangible book value	12.96	13.06	13.18	12.99	12.62
Cash dividends declared and paid	.03	.03	.03	—	—
Weighted average shares outstanding:
Basic	31,908,776	31,904,381	31,654,046	31,613,581	31,611,603
Diluted	31,908,776	33,179,198	32,808,726	32,776,553	32,794,798

Performance Ratios:
Return on average assets	(.18)%	.48%	.50%	1.65%	.78%
Return on average equity	(1.07)%	2.94%	3.14%	10.56%	5.08%
Cost of funds	.38%	.39%	.41%	.47%	.52%
Net interest margin (1)(4)	6.53%	7.77%	6.33%	8.85%	7.03%
Interest rate spread (2)(4)	6.43%	7.68%	6.25%	8.79%	7.00%
Efficiency ratio (3)(4)	116.42%	74.73%	63.98%	49.63%	73.10%

Capital Ratios:
Average equity to average assets	16.61%	16.45%	15.91%	15.62%	15.30%
Leverage ratio	15.51%	15.49%	15.44%	15.24%	15.06%
Tier 1 risk-based capital ratio	28.17%	29.25%	29.95%	31.45%	32.92%
Total risk-based capital ratio	29.45%	30.54%	31.23%	32.77%	34.22%

Asset Quality Ratios:
Net charge-offs to total average noncovered loans	(.05)%	.06%	.09%	.15%	.03%
Nonperforming loans to total noncovered loans (6)	.42%	.49%	.58%	.49%	.52%
Nonperforming assets to loans + ORE:
Noncovered	.44%	.60%	.67%	.63%	.64%
Covered	10.67%	8.67%	9.43%	8.07%	7.43%
Allowance for loan losses to loans:
Noncovered	1.44%	1.49%	1.53%	1.51%	1.55%
Covered	7.23%	11.69%	8.39%	9.80%	7.08%
(1) Net interest income divided by average interest-earning assets.
(2) Yield on interest-earning assets less cost of interest-bearing liabilities.
(3) Noninterest expenses divided by net interest income plus noninterest income.
(4) Calculated on a fully tax-equivalent basis.
(5) Includes average nonaccrual loans of $4.0 million for 1Q13, $3.3 million for 4Q12, $4.1 million for 3Q12, $4.1 million for 2Q12 and $3.3 million for 1Q12.
(6) The ratio of nonperforming loans to total loans is disclosed for noncovered loans only because there are no covered loans designated as nonperforming.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those disclosed in our 2012 Annual Report on Form 10-K. The reader should also refer to the notes in the Company's 2012 Annual Report on Form 10-K.

Balance Sheet Review

General

At March 31, 2013, we had total assets of approximately $2.6 billion, consisting principally of $1.0 billion in net noncovered loans, $368.1 million in net covered loans, $351.5 million in investment securities, $258.8 million in FDIC receivable, $47.7 million in other real estate owned and $468.1 million in cash and cash equivalents. Our liabilities at March 31, 2013 totaled $2.2 billion, consisting principally of $2.1 billion in deposits. At March 31, 2013, our shareholders' equity was $426.9 million.

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

Investments

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At March 31, 2013, we had $351.5 million in our available-for-sale investment securities portfolio representing approximately 13.3% of our total assets, compared to $303.9 million, or 11.4% of total assets, at December 31, 2012. Investment securities were up $47.6 million, or 15.7%, compared to December 31, 2012. Our increased investment in securities was due to the continued liquidation of our covered loan portfolio and receipts on claims to the FDIC. Management increased the size of the Bank's investment security portfolio to gain a greater return on assets, rather than remaining in cash. Securities purchased were predominately agency-backed with short durations that had no material impact on our overall liquidity or interest rate risk profile. Investment securities with carrying values of $94.9 million were pledged to secure public deposits or for other purposes at March 31, 2013.

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

At March 31, 2013, $57.5 million, or 16.4%, of our available-for-sale securities were invested in U.S. government agencies, compared to $60.5 million, or 19.9%, as of December 31, 2012. At March 31, 2013, $148.5 million, or 42.2%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $91.0 million, or 29.9%, as of December 31, 2012. At March 31, 2013, $135.5 million, or 38.5% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $139.8 million, or 46.0%, as of December 31, 2012. Our nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

Following is a summary of our available-for-sale investment portfolio for the periods presented (in thousands):

	March 31, 2013		December 31, 2012
Available for Sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$56,152	$57,487	$59,101	$60,508
States and political subdivisions	9,523	9,595	11,726	12,132
Residential mortgage-backed securities — nonagency	126,881	135,465	131,183	139,761
Residential mortgage-backed securities — agency	69,016	69,830	36,349	37,522
Collateralized mortgage obligations	77,366	78,636	52,024	53,483
Corporate securities	406	502	398	495
Total	$339,344	$351,515	$290,781	$303,901
The following table shows contractual maturities and yields on our investments in debt securities at March 31, 2013. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government Securities		States and Political Subdivisions		Mortgage-backed Securities		Other Investments
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$—	—%	$837	1.59%	$—	—%	$—	—%
After one year through five years	31,024	1.03%	3,945.93%		—	—%	502	17.03%
After five years through 10 years	16,803	2.15%	988	4.63%	44,123	1.31%	—	—%
After 10 years	9,660	1.30%	3,825	6.36%	239,808	2.83%	—	—%
Total	$57,487	1.40%	$9,595	3.52%	$283,931	2.60%	$502	17.03%

Loans

Total net loans outstanding at March 31, 2013 and December 31, 2012 were approximately $1.4 billion for both periods after subtracting allowance for loan losses on covered and noncovered loans.

Loans secured by real estate mortgages are the principal component of our loan portfolio. Most of our real estate loans are secured by commercial or residential property. We do not generally originate traditional long-term residential mortgages for our portfolio, but we do originate and hold traditional second mortgage residential real estate loans and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, we obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment or collection of the loan.

As seen below, during the three months ended March 31, 2013, our noncovered loans increased by $66.0 million, or 6.7%, and our covered loans decreased by $77.9 million, or 16.4%, from December 31, 2012. We have planned for and expect these trends to continue. Our covered loans will decrease as they are collected, charged-off or the underlying collateral is foreclosed on and sold. Our covered loans may increase in the future if we acquire more banks. Our noncovered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a decrease in gross loans receivable as experienced in the quarter ended March 31, 2013.

The following tables summarizes the composition of our loan portfolio for the periods presented.

	March 31, 2013				December 31, 2012
(dollars in thousands)	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$265,055	$58,802	$323,857	22.4%	$230,448	$81,288	$311,736	21.3%
Other commercial real estate	486,287	115,194	601,481	41.5%	457,729	139,010	596,739	40.9%
Total commercial real estate	751,342	173,996	925,338	63.9%	688,177	220,298	908,475	62.2%
Commercial & industrial	35,944	10,811	46,755	3.2%	35,390	14,859	50,249	3.5%
Owner-occupied real estate	176,426	80,239	256,665	17.7%	172,445	86,612	259,057	17.7%
Total commercial & industrial	212,370	91,050	303,420	20.9%	207,835	101,471	309,306	21.2%
Residential real estate	45,433	131,254	176,687	12.2%	43,179	142,032	185,211	12.7%
Consumer & other	42,310	531	42,841	3.0%	46,311	10,912	57,223	3.9%
Total gross loans receivable, net of deferred fees	1,051,455	396,831	1,448,286	100.0%	985,502	474,713	1,460,215	100.0%
Less - allowance for loan losses	(15,122)	(28,706)	(43,828)		(14,660)	(55,478)	(70,138)
Total loans, net	$1,036,333	$368,125	$1,404,458		$970,842	$419,235	$1,390,077

FDIC Receivable for Loss Share Agreements and Clawback Liability

As of March 31, 2013, 27.4% of our outstanding principal balance of loans and 99.4% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us either 80% or 95% of all losses incurred in connection with those assets. We estimated the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. Prior to loss share expiration, decreases in expected losses below acquisition date estimates will result in a decrease in the FDIC receivable, while increases in expected losses in excess of these acquisition date estimates will result in an increase to the FDIC receivable. The FDIC receivable for loss share agreements was $258.8 million as of March 31, 2013, a decrease of $96.5 million, or 27.2%, from $355.3 million as of December 31, 2012. The decline in the amount of FDIC receivable is largely attributable to cash proceeds we received from the FDIC related to our realized losses on covered assets. However, we have also reduced the balance of the FDIC receivable as cash flow estimates have improved for some of our individually reviewed covered loans and pools of covered loans. Of the remaining indemnification asset, $42.5 million is currently scheduled for future amortization with an estimated weighted average life of only three quarters. The short time frame is driven by the fact that our first loss share transactions were our largest transactions.

At the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we may be required to reimburse the FDIC in the event that losses on covered assets do not reach original expected losses, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. As of March 31, 2013 we have recorded a $1.3 million liability to the FDIC related to the NorthWest Bank & Trust, Community Capital Bank and Piedmont Community Bank acquisitions, which is netted with the FDIC Receivable for Loss Share Agreements in our consolidated statements of financial condition.

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

The ALL on our covered loan portfolio is determined based on expected future cash flows. Because we record acquired loans at their acquisition date fair values, which are based on expected future cash flows and include an estimate for future loan losses, we recorded no allowance for loan losses related to the acquired covered loans on the acquisition date. On the date of acquisition, management determines which covered loans are placed in homogeneous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALL is required.

The covered loan ALL analysis represents management's estimate of the potential impairment of the acquired loan portfolio subsequent to the original acquisition date. Typically, decreased cash flows result in impairment, while increased cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. If our actual losses exceed the estimated losses, we will record a provision for loan losses on covered loans as an expense on our consolidated statement of income. We also record an amount that will be recovered by us, under the related FDIC loss share agreements, as a reduction of the provision for loan losses on our consolidated statement of income.

At March 31, 2013, our total ALL for noncovered and covered loans was $43.8 million, a decrease of $26.3 million compared to December 31, 2012. The ALL at March 31, 2013 reflected net charge-offs of $4.1 million on noncovered and covered loans and total provisions for loan losses of negative $(2.0) million for the three months ended March 31, 2013, net of $20.2 million recorded through the FDIC loss-share receivable.

At March 31, 2013, our noncovered ALL increased $462,000 to $15.1 million, compared to $14.7 million at December 31, 2012. The noncovered provision for loan losses charged to expense was $350,000 for the three months ended March 31, 2013, compared to $1.5 million for the same period in 2012. The increase in our noncovered ALL in the first quarter of 2013 is primarily due to loan growth. The noncovered ALL to total noncovered loans was 1.44% at March 31, 2013, compared to 1.49% at December 31, 2012.

We established the covered ALL due to additional credit deterioration in our covered loan portfolio subsequent to initial fair value estimates. At March 31, 2013, our covered ALL decreased $26.8 million to $28.7 million, compared to $55.5 million at December 31, 2012. The provision for loan losses charged to expense for the three months ended March 31, 2013 was a negative $(2.4) million after a benefit attributable to the FDIC loss share agreements, compared to a negative $(1.3) million for the same period in 2012. The decrease in the covered ALL was primarily due to the improvement in covered loan performance and a decrease in the balance of covered loans. At March 31, 2013, our overall outstanding covered loan portfolio balances continue to decline with an ending balance of $396.8 million compared to $474.7 million at December 31, 2012.

The overall covered loan portfolio continues to perform in excess of our initial projections at the applicable acquisition dates. However, the performance is not uniform across all asset classes, individually reviewed loans and loan pools. Despite the net positive credit trends in covered loans, there remains the potential for future volatility within the provision for loan losses on covered loans.

As the majority of our covered loans are considered purchased credit impaired loans, our provision for loan losses in future periods will be most significantly influenced in the short term by differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition or re-estimation dates and subsequently. For noncovered loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

The following table summarizes the activity in our allowance for loan losses related to our noncovered and covered loans for the periods presented.

	Three Months Ended March 31
	2013			2012
(dollars in thousands)	Noncovered Loans	Covered Loans	Totals	Noncovered Loans	Covered Loans	Total
Balance, at the beginning of period	$14,660	$55,478	$70,138	$10,207	$59,277	$69,484
Charge-offs:
Construction, land & land development	—	6,236	6,236	47	3,069	3,116
Other commercial real estate	1	2,931	2,932		293	293
Total commercial real estate	1	9,167	9,168	47	3,362	3,409
Commercial & industrial	10	189	199	—	—	—
Owner-occupied real estate	—	1,210	1,210	—	—	—
Total commercial & industrial	10	1,399	1,409	—	—	—
Residential real estate	—	455	455	8	7	15
Consumer & other	1	195	196	10	—	10
Total charge-offs	$12	$11,216	$11,228	$65	$3,369	$3,434
Recoveries on loans previously charged-off:
Construction, land & land development	111	2,351	2,462	—	5,701	5,701
Other commercial real estate	3	880	883	—	655	655
Total commercial real estate	114	3,231	3,345	—	6,356	6,356
Commercial & industrial	—	281	281	—	6	6
Owner-occupied real estate	5	2,010	2,015	—	25	25
Total commercial & industrial	5	2,291	2,296	—	31	31
Residential real estate	1	1,487	1,488	—	167	167
Consumer & other	4	—	4	4	—	4
Total recoveries	$124	$7,009	$7,133	$4	$6,554	$6,558
Net charge-offs/(recoveries)	(112)	4,207	4,095	61	(3,185)	(3,124)
Provision for loan losses	350	(22,565)	(22,215)	1,535	(6,375)	(4,840)
Amount attributable to FDIC loss share agreements	—	20,180	20,180	—	5,092	5,092
Total provision for loan losses charged to operations	350	(2,385)	(2,035)	1,535	(1,283)	252
Provision for loan losses recorded through the FDIC loss share receivable	—	(20,180)	(20,180)	—	(5,092)	(5,092)
Balance, at end of period	$15,122	$28,706	$43,828	$11,681	$56,087	$67,768
Allowance for loan losses to loans receivable	1.44%	7.23%	3.03%	1.55%	7.08%	4.38%
Ratio of net charge-offs to average loans outstanding	(.05)%	3.99%	1.16%	.03%	(1.59)%	(.82)%

Allocation of Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses for noncovered and covered loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans
Noncovered loans:
Construction, land & land development	$3,585	18.3%	$3,479	15.8%
Other commercial real estate	6,492	33.6%	6,016	31.3%
Total commercial real estate	10,077	51.9%	9,495	47.1%
Commercial & industrial	739	2.5%	617	2.4%
Owner-occupied real estate	2,693	12.2%	2,486	11.8%
Total commercial & industrial	3,432	14.7%	3,103	14.2%
Residential real estate	972	3.1%	1,050	3.0%
Consumer & other	641	2.9%	1,012	3.2%
Total allowance for noncovered loans	$15,122	72.6%	$14,660	67.5%
Covered loans:
Construction, land & land development	$8,252	4.1%	$15,716	5.6%
Other commercial real estate	5,358	8.0%	16,926	9.5%
Total commercial real estate	13,610	12.1%	32,642	15.1%
Commercial & industrial	2,124.7%		1,783	1.0%
Owner-occupied real estate	3,215	5.5%	(790)	5.9%
Total commercial & industrial	5,339	6.2%	993	6.9%
Residential real estate	9,289	9.1%	21,189	9.7%
Consumer & other	468	—%	654.8%
Total allowance for covered loans	$28,706	27.4%	$55,478	32.5%
Total allowance for loan losses	$43,828	100.0%	$70,138	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, other real estate owned and foreclosed property. For noncovered loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

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

At March 31, 2013, all loans accounted for under ASC Topic 310-30 continue to be classified as performing loans, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. Management has included asset quality measures that excluded these loans in the table in this section.

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

Noncovered nonperforming loans remain on nonaccrual status until the factors that previously indicated doubtful collectibility on a timely basis no longer exist. Specifically, we look at the following factors before returning a nonperforming loan to performing status: documented evidence of debt service capacity; adequate collateral; and a minimum of six months of receiving payments as agreed.

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

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At March 31, 2013, we did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the periods presented.

	At March 31, 2013			At December 31, 2012
(dollars in thousands)	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total
Nonaccrual loans	$3,413	$—	$3,413	$2,621	$—	$2,621
Troubled debt restructurings not included above (1)	970	—	970	2,171	—	2,171
Total nonperforming loans	4,383	—	4,383	4,792	—	4,792
Other real estate owned	276	47,401	47,677	1,115	45,062	46,177
Total nonperforming assets	$4,659	$47,401	$52,060	$5,907	$45,062	$50,969
Nonperforming loans to total loans	.42%	—%	.30%	.49%	—%	.33%
Nonperforming assets to total loans and other real estate owned	.44%	10.67%	3.48%	.60%	8.67%	3.38%
(1) The above amount includes nonaccruing troubled debt restructurings of $895,000 and $912,000 as of March 31, 2013 and December 31, 2012, respectively.

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $52.1 million, or 3.5% of total loans and other real estate owned, at March 31, 2013, compared to $51.0 million, or 3.4% of total loans and other real estate owned, at December 31, 2012. Of the $52.1 million in nonperforming assets at March 31, 2013, $47.4 million related to assets that are covered by loss share agreements with the FDIC. Of the $51.0 million in nonperforming assets at December 31, 2012, $45.1 million related to assets that are covered by loss share agreements with the FDIC. Covered assets accounted for 91.1% and 88.4% of total nonperforming assets at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, we had no accruing noncovered loans greater than 90 days past due. At March 31, 2013 and December 31, 2012, a significant portion of our covered loans were past due, including many that were 90 days or greater past due. However, as noted above, under ASC 310-30, our covered loans are classified as performing, even though they are contractually past due, as long as their expected cash flows can be estimated and are probable of collection.

Potential noncovered problem loans amounted to $6.0 million, or .6%, of total noncovered loans outstanding at March 31, 2013, compared to $7.2 million, or .7%, of total noncovered loans outstanding at December 31, 2012. Potential noncovered problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.
Deposits
Total deposits at March 31, 2013 decreased approximately $246,000 from December 31, 2012. During the three months ended March 31, 2013, we continued to enhance our deposit product offerings for both commercial and individual customers. The level of deposits was also supported by relatively strong liquidity in our deposit base and limited alternative investment opportunities in the low rate environment. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The overall mix of deposits improved during the three months ended March 31, 2013, with noninterest-bearing deposits increasing $22.3 million to approximately $409.7 million and representing 19.1% of total deposits, compared to 18.0% at December 31, 2012. The increase in noninterest-bearing deposits resulted primarily from commercial checking accounts, many of which are related to commercial real estate lending customers.

Interest-bearing demand deposits decreased $22.3 million during the three months ended March 31, 2013, primarily resulting from seasonal disbursements in some of our municipal deposit accounts following property tax receipts in the prior quarter. Interest-bearing deposits in savings and money market accounts increased $10.3 million. Time deposits, which are comprised mostly of certificates of deposits ("CDs"), decreased $10.5 million during the three months ended March 31, 2013. The duration of our CD portfolio continues to remain short, and we continue to aggressively reprice high cost deposits. Due to our strategy of decreasing our cost of funds, we were not able to renew all maturing deposits. Customers with maturing CD's in 2013 were offered lower rates at renewal resulting in some customers choosing not to renew or investing in other products.

The increase in demand deposits and the continued effort to reprice higher cost interest-bearing deposits, resulted in an average cost of funds of 38 basis points for the quarter ended March 31, 2013, compared to 52 basis points for the quarter ended March 31, 2012.

The following table shows the composition of deposits as of the dates indicated.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$409,717	19.1%	$387,450	18.0%
Interest-bearing demand deposits	333,336	15.5%	355,651	16.6%
Savings and money market accounts	959,912	44.7%	949,631	44.2%
Time deposits less than $100,000	194,098	9.0%	201,715	9.4%
Time deposits $100,000 or greater	251,127	11.7%	253,989	11.8%
Total deposits	$2,148,190	100.0%	$2,148,436	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2013 and 2012.

	March 31, 2013		March 31, 2012
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$384,660	—%	$300,704	—%
Interest-bearing demand deposits	324,342.12%		310,662.13%
Savings and money market accounts	956,517.43%		1,115,877.50%
Time deposits less than $100,000	197,908.59%		262,116	1.12%
Time deposits $100,000 or greater	251,955.82%		214,205	1.08%
Total deposits	$2,115,382		$2,203,564

The maturity distribution of our time deposits of $100,000 or greater at March 31, 2013 was as follows:

(in thousands)
Three months or less	$26,317
Over three through six months	31,243
Over six though twelve months	45,816
Over twelve months	147,751
Total	$251,127

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the three months ended March 31, 2013 and for the year ended December 31, 2012, the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts outstanding for each period and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. The Bank has participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles the Bank to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with guidance provided in ASC Topic 860, Accounting for Transfers of Financial Assets, because they do not qualify as participating interests. The Bank recorded the transactions as secured borrowings. At March 31, 2013, the balances of the secured borrowings were $3.9 million, an increase of approximately $1.3 million from December 31, 2012. The loans are recorded at their gross balances outstanding on the balance sheet.

	Ending Balance	Period End Rate	Maximum Month-End Balance	Average for the Period
(dollars in thousands)				Balance	Rate
At or for the three months ended March 31, 2013:
Securities sold under agreements to repurchase	$3,959.10%		$6,240	$3,388.12%
Notes payable	3,861	7.97%	3,861	2,536	12.63%

At or for the year ended December 31, 2012:
Securities sold under agreements to repurchase	$4,755.10%		$7,748	$3,537.11%
Notes payable	2,523	7.91%	2,537	2,531	8.53%

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At March 31, 2013, shareholders' equity was $426.9 million, or 16.2% of total assets, compared to $430.2 million, or 16.2% of total assets, at December 31, 2012. The primary factors affecting changes in shareholder's equity were our net loss and increases in accumulated other comprehensive income during the first three months of 2013, net of dividends declared and paid.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board ("FRB") imposes similar capital regulations on bank holding companies. To be considered "well capitalized" under capital guidelines, the Bank must maintain total risk-based capital, Tier I capital and leverage ratios of 10%, 6%, and 5%, respectively. To be considered "adequately capitalized" under capital guidelines, the Company must maintain total risk-based capital of 8% and Tier I and leverage ratios of 4%. At March 31, 2013, we exceeded all minimum regulatory capital requirements as shown in the table below.

Tier 1 capital decreased and Tier 2 capital increased during the three months ended March 31, 2013 from December 31, 2012. Tier 1 Risk-based Capital and Total Risk-based capital ratios decreased for the same period. The decrease in Tier 1 capital was mainly a result of the net loss and dividends paid during the first quarter of 2013. The Tier 2 capital increase was a result of the increase in risk-weighted assets from December 31, 2012. The increase in risk-weighted assets was attributable in large part to the increase in our noncovered loan portfolio at higher risk-weights compared to the decrease in our covered loan portfolio at lower risk-weights.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	March 31, 2013		December 31, 2012
	Bank	Company	Bank	Company
Leverage ratio	13.23%	15.51%	14.14%	15.49%
Tier 1 risk-based capital ratio	24.02%	28.17%	26.68%	29.25%
Total risk-based capital ratio	25.29%	29.45%	27.98%	30.54%

The Company, the Bank, and certain of the Bank's executive officers entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At March 31, 2013, the Bank was in compliance with the Capital Maintenance Agreement.

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from our subsidiary bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. As of March 31, 2013, our subsidiary bank had no dividend capacity to pay dividends to us without prior regulatory approval. On March 19, 2013 the Company paid a cash dividend of $.03 per common share to its shareholders.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2013, unfunded commitments to extend credit were $227.1 million. A significant portion of the unfunded commitments related to commercial and residential real estate and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At March 31, 2013, there were commitments totaling approximately $2.4 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      We use interest rate swaps and caps as part of our interest rate risk management strategy. As of March 31, 2013, we had interest rate swaps and caps with aggregate notional amounts of $116.6 million and $200.0 million, respectively. The fair value of these derivative financial assets were $3.3 million as of March 31, 2013, compared to $53,000 as of December 31, 2012. The fair value of the derivative financial liabilities were $2.4 million as of March 31, 2013, compared to the fair value of $2.6 million as of December 31, 2012. Note 8 to the consolidated financial statements located in Item I of this Quarterly Report on Form 10-Q provides additional information on these contracts.

Except as disclosed in Note 12 of this quarterly report, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of March 31, 2013.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$20,966	$1,701	$4,086	$3,823	$11,356

The Bank did not enter into any significant operating lease agreements during the three months ended March 31, 2013.

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

At March 31, 2013, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $468.1 million, or 17.7% of total assets. Our available-for-sale securities at March 31, 2013 amounted to $351.5 million, or 13.3% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2013, core deposits were 145.7% of net loans, compared with 147.3% at December 31, 2012. We maintain seven federal funds lines of credit with correspondent banks totaling $160.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2013, we had no advances from the FHLB and a remaining credit availability of $62.9 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $17.1 million secured by certain loans in our loan portfolio.

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

Asset-Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arise from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business. Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse effects on earnings from changes in market interest rates. Our Risk Committee monitors and considers methods of managing exposure to interest rate risk. The Risk Committee is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time-frame that minimizes the changes in net interest income.

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

We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, our Risk Committee reviews, on at least a quarterly basis, our interest rate risk position. The primary tool used to analyze our interest rate risk and interest rate sensitivity is an earnings simulation model. The Bank also monitors the present value of assets and liabilities under various interest rate scenarios, and, to a lesser extent, monitoring the difference, or gap, between rate sensitive assets and liabilities.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2013. Based on the simulation run at March 31, 2013, annual net interest income would be expected to decrease approximately .32%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately .81%. If they decreased 100 basis points from current rates, net interest income is projected to increase 1.31%. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve

Shift in Interest Rates (in basis points)	% Change in Projected Baseline Net Interest Income
+200	.81%
+100	(.32)
-100	1.31
-200	Not meaningful

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

Net interest income on a taxable equivalent basis (TE) was $35.5 million for both the three months ended March 31, 2013 and 2012. The relatively flat change in net interest income resulted from lower accretion income on our covered loan portfolio, which was down $2.9 million for the three months ended March 31, 2013, compared to the same period in 2012, being mostly offset by a $2.5 million increase in interest income on noncovered loans for the three months ended March 31, 2013. In addition, interest expense on deposits declined $880,000 for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, as we continue to improve our deposits mix and reprice higher cost time deposits.

The decrease in interest expense on deposits resulted from a decline in the average rate paid on interest-bearing deposits to .45% for the three months ended March 31, 2013 compared to .59% for the three months ended March 31, 2012, and a $172.1 million decrease in the average balance of interest-bearing deposits outstanding from March 31, 2012 to March 31, 2013. The decrease in the average rate paid on deposits was a result of an overall decrease in market rates across all deposit products and a concerted effort to reduce our cost of funding. Also contributing to the overall lower rate paid was a shift in deposit mix away from higher cost time deposits to lower cost transaction deposits.

Our overall yield on average earning assets decreased 70 basis points to 6.90% for the three months ended March 31, 2013 compared to March 31, 2012. Our net interest margin (TE) decreased 50 basis points to 6.53% at March 31, 2013 from 7.03% at March 31, 2012. The overall decrease in the yield on earning assets and our net interest margin is a combination of the loan portfolio shifting from higher yielding covered loans to lower yielding noncovered loans as well as the lower cost of funding. Our noncovered loan yields continued to trend downward through the first quarter of 2013, declining 81 basis points from March 31, 2012 to March 31, 2013, primarily as a result of competitive pressures and the prolonged low interest rate environment. Offsetting this decline was the continued volatility in our covered loan yields, which resulted in a 787 basis point increase in covered loan yields for the three months ended March 31, 2013 compared to the same period in 2012. This volatility is a result of, but not limited to, increases in estimated cash flows on covered loans, earlier than expected payoffs on covered loans and gains on closeouts of covered pools. Our cost of funds remained relatively flat at 38 and 39 basis points for the three months ended March 31, 2013 and 2012, respectively. Also attributing to the decline in the net interest margin year over year is the decreased yield in the investment portfolio. The higher yielding non-agency mortgage backed securities have become a smaller percentage of the portfolio. Cash flows from these securities were reinvested into lower yielding agency backed securities thus lowering the overall yield. The change in the portfolio mix in order to reduce our credit risk in the bond portfolio is expected to produce lower overall yields, especially during this low rate environment.

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

	For the Three Months Ended			For the Three Months Ended
	2013			2012
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Interest-bearing deposits in other financial institutions	$447,929	$251.23%		$158,949	$102.26%
Taxable investment securities	311,335	2,167	2.82%	333,661	2,760	3.37%
Nontaxable investment securities, tax-equivalent basis (2)	10,236	129	5.11%	10,199	160	6.31%
Noncovered loans receivable (3)	1,007,094	14,319	5.77%	722,908	11,834	6.58%
Covered loans receivable	427,403	20,636	19.58%	806,508	23,490	11.71%
Total earning assets	2,203,997	37,502	6.90%	2,032,225	38,346	7.60%
Total nonearning assets	431,243			628,193
Total assets	$2,635,240			$2,660,418

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$324,342	$94.12%		$310,662	$98.13%
Savings & money market deposits	956,517	1,023.43%		1,115,877	1,390.50%
Time deposits less than $100,000	197,908	288.59%		262,116	731	1.12%
Time deposits $100,000 or greater	251,955	511.82%		214,205	577	1.08%
Notes Payable	2,536	79	12.63%	2,537	55	8.72%
Securities sold under agreements to repurchase and federal funds purchased	3,388	1.12%		3,564	1.11%
Total interest-bearing liabilities	1,736,646	1,996.47%		1,908,961	2,852.60%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	384,660			300,704
Other liabilities	76,149			43,652
Shareholders’ equity	437,785			407,101
Total liabilities and shareholders’ equity	$2,635,240			$2,660,418
Net interest income		$35,506			$35,494
Net interest spread			6.43%			7.00%
Net interest margin			6.53%			7.03%
Cost of funds			.38%			.52%
(1) Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above are $45,000 for the three months ended March 31, 2013 and $56,000 for March 31, 2012, respectively.
(3)   Includes average nonaccruing noncovered loans of $4.0 million and $3.3 million for the three months ended March 31, 2013 and 2012, respectively.  There are no nonaccrual covered loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31, 2013
	vs. March 31, 2012
	Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Noncovered loans	$12,583	$(10,098)	$2,485
Covered loans	(48,264)	45,410	(2,854)
Taxable investment securities	(160)	(433)	(593)
Nontaxable investment securities	3	(34)	(31)
Interest-bearing deposits in other financial institutions	362	(213)	149
Total interest income	(35,476)	34,632	(844)

Interest expense:
Total deposits	(211)	(669)	(880)
Notes payable	—	24	24
Total interest expense	(211)	(645)	(856)
Net interest income	$(35,265)	$35,277	$12
(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan Losses

We have established an allowance for loan losses on both noncovered and covered loans through a provision for loan losses charged as an expense on our consolidated statements of operation.

We review our noncovered loan portfolio, consisting of loans that are not covered by loss share agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion above, under “Balance Sheet Review — Allowance for Loan Losses,” for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

There was no allowance for loan losses at the dates of acquisition for the covered loans in our loan portfolio that we acquired under loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We periodically evaluate the recorded investment in our covered loans and compare our actual losses to our estimated losses to determine whether additional allowance is necessary. This quarterly re-estimation of cash flows expected to be collected is updated based on changes to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our re-estimated losses exceed the last estimated losses, we record a provision on our consolidated statements of income. In that event, due to the FDIC loss share agreements, we would bear a net expense between 5% and 20% of the estimated loss, depending upon the applicable loss share agreement to which the loss is related. Conversely, if expected cash flows improve from the last estimates, any previous impairment is partially or fully reversed and an adjustment to yield is recognized over the remaining life of the loan or pool of loans, as applicable.

For the three months ended March 31, 2013, we recorded loan loss provisions of $350,000 on noncovered loans compared to $1.5 million recorded for the three months ended March 31, 2012. The amount of noncovered loan loss provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management's opinion, to sufficiently cover probable losses in the noncovered loan portfolio. Net recoveries on noncovered loans for three months ended March 31, 2013 were $112,000, or .05% of average loans, compared to net charge-offs on noncovered loans of $61,000, or .03% of average loans for the three months ended March 31, 2012.

The provision for loan losses on covered loans was a negative $(2.4) million for the three months ended March 31, 2013, compared to a provision of $(1.3) million for the same period in 2012. The amount of covered loan loss provision recorded in each period was the result of re-estimated cash flows. When re-estimated cash flows are less than original estimates, an immediate recognition through a provision for loan losses is recorded. Conversely, when expected cash flows improve from original estimates, any previous impairment is partially or fully reversed and an adjustment to yield is recognized over the remaining life of the loan or pool, which occurred for certain other covered loans and loan pools during both 2013 and 2012.

Noninterest Income

 Our noninterest income for the three months ended March 31, 2013 totaled a negative $(12.6) million, down $8.3 million compared to the same period in 2012. The following table presents the components of noninterest income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31
	2013	2012

Amortization of FDIC receivable for loss share agreements	$(16,779)	$(7,010)
Service charges on deposits	1,215	1,212
Mortgage banking income	306	302
Gain on sale of investment securities	364	93
Payroll fee income	832	—
ATM income	605	585
Other	854	559
Total noninterest income	$(12,603)	$(4,259)

Net amortization of the FDIC receivable totaled $(16.8) million for three months ended March 31, 2013, a decrease of $9.8 million from the $7.0 million in net amortization for the same period in 2012. To the extent that currently estimated cash flows on covered loans are more than originally estimated and therefore projected losses are less than originally expected, the related reimbursements from the FDIC contemplated in the indemnification assets are less, which produces amortization of those excess indemnification assets in noninterest income. At the same time, lower projected losses cause loan accretion yields to increase over the remaining life of the applicable covered loans. The increase in amortization expense of the FDIC receivable is due to changes in assumptions during the quarterly re-estimation of cash flows and the short average remaining term of the loss share period.

Payroll fee income of $832,000 for the three months ended March 31, 2013 was the result of the acquisition of the assets and business of Altera Payroll, Inc. during the fourth quarter of 2012.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2013 totaled $26.7 million, up $4.0 million for the same period in 2012. The following table presents the components of noninterest expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31
	2013	2012

Salaries and employee benefits	$17,395	$12,963
Occupancy and equipment	2,456	2,457
Legal and professional fees	1,601	1,517
Marketing	328	264
Federal insurance premiums and other regulatory fees	469	418
Net cost of operations of real estate owned	1,288	1,558
Data processing	1,437	1,864
Amortization of intangibles	370	246
Other	1,320	1,406
Total noninterest expense	$26,664	$22,693

Salaries and employee benefits is the single largest component of noninterest expense, which increased $4.4 million, or 34.2%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase can be attributed to several events that occurred throughout the year. During the three months ended March 31, 2013, a one-time severance expense of $1.6 million was recognized related to ongoing efficiency improvements. The first quarter of 2012 included a $1.4 million expense recovery on a previously recorded incentive accrual. The remaining increase is largely attributable to the addition of key positions in risk and support areas and employee merit increases.

Data processing expense decreased $427,000, or 22.9%, for the three months ended March 31, 2013 compared to 2012. The decrease is related to the data system conversions of Piedmont Community Bank and Community Capital Bank which occurred during the first quarter of 2012.

Income Taxes

       Income tax expense is composed of both state and federal income tax expense. Income tax expense declined $3.7 million for the three months ended March 31, 2013, compared to the same period in 2012, as a result of a decrease in taxable income, as well as, steps taken by management to utilize various available tax credits to reduce state income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's March 31, 2013 Quarterly Report on Form 10-Q under the heading "Asset-Liability Management", which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of March 31, 2013, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings.

In the ordinary course of operations, we may be party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceedings against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1
Employment Agreement dated March 15, 2013 by and among J. Thomas Wiley, Jr. and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on March 15, 2013)

10.2
Fourth Amendment to Employment Agreement dated March 15, 2013 by and among Kim M. Childers and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 15, 2013)

10.3
Separation Agreement dated March 15, 2013 by and among Thomas L. Callicutt, Jr. and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 15, 2013)

10.4
Third Amendment to Employment Agreement dated March 15, 2013 by and among Stephen W. Doughty and State Bank and Trust Company (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 15, 2013)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v)  Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.(*)

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STATE BANK FINANCIAL CORPORATION

May 10, 2013	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

May 10, 2013	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

10.1
Employment Agreement dated March 15, 2013 by and among J. Thomas Wiley, Jr. and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on March 15, 2013)

10.2
Fourth Amendment to Employment Agreement dated March 15, 2013 by and among Kim M. Childers and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 15, 2013)

10.3
Separation Agreement dated March 15, 2013 by and among Thomas L. Callicutt, Jr. and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 15, 2013)

10.4
Third Amendment to Employment Agreement dated March 15, 2013 by and among Stephen W. Doughty and State Bank and Trust Company (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 15, 2013)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v)  Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements. (*)

(*)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.