Form 10-Q/A
period 2013-03-31
STATE BANK FINANCIAL CORP
filed 2013-07-18
CIK 1497275

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which was filed with the Securities and Exchange Commission on May 10, 2013 (the “Original Filing”). This Form 10-Q/A is a technical amendment to correct (1) paragraph one of the certifications filed as Exhibits 31.1 and 31.2 of the Original Filing, which inadvertently referred to our Annual Report on Form 10-K, rather than our Quarterly Report on Form 10-Q, and (2) paragraph one of the certification filed as Exhibit 32.1, which inadvertently referred to an Annual Report, rather than our Quarterly Report for the period ended March 31, 2013.

No other changes have been made to the Original Filing other than correcting the exhibits described above. This Form 10-Q/A speaks as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v)  Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements. (incorporated by reference to Exhibit 101 of our Quarterly Report on Form 10-Q filed on May 10, 2013)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 incorporated by reference herein are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

July 18, 2013	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

July 18, 2013	By:	/s/ Thomas L. Callicutt, Jr.
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v)  Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 of our Quarterly Report on Form 10-Q filed on May 10, 2013)*

(*)   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 incorporated by reference herein are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.