Form 10-Q
period 2013-06-30
STATE BANK FINANCIAL CORP
filed 2013-08-09
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, as of August 9, 2013 was 31,983,645

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact may constitute forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our projected growth, anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated future amortization of the FDIC receivable for loss share agreements and future accretion on acquired loans, anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

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

PART I

Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$6,783	$9,974
Interest-bearing deposits in other financial institutions	430,937	433,483
Cash and cash equivalents	437,720	443,457
Investment securities available-for-sale	370,146	303,901
Loans receivable:
Noncovered under FDIC loss share agreements	1,123,122	985,502
Covered under FDIC loss share agreements	333,683	474,713
Allowance for loan losses (noncovered loans)	(15,805)	(14,660)
Allowance for loan losses (covered loans)	(17,630)	(55,478)
Net loans	1,423,370	1,390,077
Mortgage loans held for sale	753	4,853
Other real estate owned:
Noncovered under FDIC loss share agreements	1,097	1,115
Covered under FDIC loss share agreements	52,345	45,062
Premises and equipment, net	34,856	35,364
Goodwill	10,381	10,381
Other intangibles, net	2,449	3,188
FDIC receivable for loss share agreements	210,557	355,325
Other assets	64,023	68,311
Total assets	$2,607,697	$2,661,034
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$429,960	$387,450
Interest-bearing deposits	1,696,124	1,760,986
Total deposits	2,126,084	2,148,436
Securities sold under agreements to repurchase	3,576	4,755
Notes payable	5,698	2,523
Other liabilities	46,413	75,104
Total liabilities	2,181,771	2,230,818
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2013 and 2012, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,926,331 and 31,908,665 shares issued and outstanding in 2013 and 2012, respectively	319	319
Additional paid-in capital	294,699	293,963
Retained earnings	124,472	127,406
Accumulated other comprehensive income, net of tax	6,436	8,528
Total shareholders' equity	425,926	430,216
Total liabilities and shareholders' equity	$2,607,697	$2,661,034
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Operations (Unaudited) (Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Interest income:
Noncovered loans, including fees	$15,141	$13,773	$29,515	$25,678
Accretion income on covered loans	25,787	32,191	46,423	55,681
Investment securities:
Taxable	2,301	2,728	4,469	5,488
Tax-exempt	78	109	161	213
Deposits with other financial institutions	314	155	565	257
Total interest income	43,621	48,956	81,133	87,317
Interest expense:
Deposits	1,859	2,513	3,774	5,309
Notes payable	135	52	215	107
Federal funds purchased and repurchase agreements	1	1	2	2
Total interest expense	1,995	2,566	3,991	5,418
Net interest income	41,626	46,390	77,142	81,899
Provision for loan losses (noncovered loans)	665	2,125	1,015	3,660
Provision for loan losses (covered loans)	(1,288)	2,902	(3,673)	1,619
Net interest income after provision for loan losses	42,249	41,363	79,800	76,620
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(20,762)	(4,007)	(37,541)	(11,018)
Service charges on deposits	1,284	1,199	2,499	2,411
Mortgage banking income	289	311	595	613
Gain on sale of investment securities	—	—	364	93
Gain on FHLB stock redemptions	—	434	—	434
Payroll fee income	705	—	1,537	—
ATM income	635	610	1,240	1,195
Other	1,311	(306)	2,110	182
Total noninterest income	(16,538)	(1,759)	(29,196)	(6,090)
Noninterest expense:
Salaries and employee benefits	15,547	13,628	32,942	26,591
Occupancy and equipment	2,550	2,419	5,006	4,876
Legal and professional fees	1,280	2,173	2,881	3,690
Marketing	350	366	678	630
Federal insurance premiums and other regulatory fees	604	355	1,073	773
Loan collection and OREO costs	1,944	(42)	3,232	1,515
Data processing	1,504	1,336	2,941	3,200
Amortization of intangibles	369	276	739	522
Other	1,313	1,415	2,633	2,821
Total noninterest expense	25,461	21,926	52,125	44,618
Income (loss) before income taxes	250	17,678	(1,521)	25,912
Income tax expense (benefit)	113	6,647	(502)	9,743
Net income (loss)	$137	$11,031	$(1,019)	$16,169
Basic net income (loss) per share	$—	$.35	$(.03)	$.51
Diluted net income (loss) per share	$—	$.34	$(.03)	$.49
Cash dividends declared per common share	$.03	$—	$.06	$—
Weighted Average Shares Outstanding:
Basic	31,918,677	31,613,581	31,913,754	31,612,587
Diluted	33,124,681	32,776,553	31,913,754	32,785,670

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net income (loss)	$137	$11,031	$(1,019)	$16,169
Other comprehensive income (loss):
Net change in unrealized gains (losses)	(819)	636	(2,966)	10,202
Reclassification adjustment for net (gains) losses realized and included in earnings	3	—	(361)	(93)
Other comprehensive income (loss), before income taxes	(816)	636	(3,327)	10,109
Income tax expense (benefit)	(303)	239	(1,235)	3,801
Total other comprehensive income (loss)	(513)	397	(2,092)	6,308
Comprehensive income (loss)	$(376)	$11,428	$(3,111)	$22,477

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(Dollars in Thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288
Share-based compensation	—	—	—	308	—	—	308
Repurchase of stock warrants	(8,333)	—	—	(19)	—	—	(19)
Change in accumulated other comprehensive income	—	—	—	—	—	6,308	6,308
Net income	—	—	—	—	16,169	—	16,169
Balance, June 30, 2012	2,678,494	31,721,236	$317	$293,363	$122,743	$3,631	$420,054

Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216
Exercise of stock warrants	(15,000)	11,666	—	100	—	—	100
Share-based compensation	—	—	—	636	—	—	636
Restricted stock awards activity	—	6,000	—	—	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	(2,092)	(2,092)
Dividends paid	—	—	—	—	(1,915)	—	(1,915)
Net loss	—	—	—	—	(1,019)	—	(1,019)
Balance, June 30, 2013	2,625,283	31,926,331	$319	$294,699	$124,472	$6,436	$425,926

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(1,019)	$16,169
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on premises and equipment	1,469	1,516
Accretion on investment securities available-for-sale	(201)	(817)
Amortization of intangible assets	739	522
Provision for loan losses	(2,658)	5,279
Accretion of premiums and discounts on acquisitions, net	(8,882)	(44,663)
Loss on sale of other real estate owned	441	754
Writedowns of other real estate owned	10,528	27,342
Decrease (increase) in FDIC receivable for covered losses	1,936	(18,752)
Funds collected from FDIC	78,817	123,926
Deferred income taxes	(42,517)	1,441
Proceeds from sales of mortgage loans held for sale	28,381	31,935
Originations of mortgage loans held for sale	(24,323)	(27,671)
(Gains) on investment securities available-for-sale	(364)	(93)
Loss on sale of premises and equipment	4	143
(Gains) on FHLB stock redemptions	—	(434)
Decrease in prepaid FDIC assessments	4,086	594
Net change in cash surrender value of insurance	(678)	(693)
Share-based compensation expense	636	308
Accrued income taxes	21,140	8,743
Changes in other assets, net	(3,712)	(564)
Changes in other liabilities, net	3,534	(1,616)
Net cash provided by operating activities	67,357	123,369
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(116,913)	(20,308)
Proceeds from sales, calls, maturities and paydowns of investment securities available-for-sale	46,102	100,189
Loans to customers, net of repayments	(9,601)	(41,906)
Redemptions of Federal Home Loan Bank stock	—	4,585
Net purchases of premises and equipment	(965)	(3,197)
Proceeds from sales of other real estate owned	33,629	37,881
Net cash (used in) provided by investing activities	(47,748)	77,244

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statement of Cash Flows (Continued) (Unaudited) (Dollars in Thousands)

	Six Months Ended
	June 30
	2013	2012
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	42,510	46,026
Net decrease in interest-bearing customer deposits	(64,862)	(179,355)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(1,179)	(1,904)
Repurchase of stock warrants	—	(19)
Exercise of stock warrants	100	—
Dividends paid to shareholders	(1,915)	—
Net cash used in financing activities	(25,346)	(135,252)
Net (decrease) increase in cash and cash equivalents	(5,737)	65,361
Cash and cash equivalents, beginning	443,457	219,855
Cash and cash equivalents, ending	$437,720	$285,216
Cash Received During the Period for:
Interest income on loans	$30,277	$27,634
Cash Paid During the Period for:
Interest expense	$4,002	$6,375
Income taxes	$20,875	$1,000
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities and derivative financial instruments accounted for as cash flow hedges, net of tax	$(2,092)	$6,308
Transfers of loans to other real estate owned	$51,863	$41,581

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts have been reclassified to conform to current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2:  Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a benchmark interest rate for hedge accounting in addition to United States Treasury Obligations Rate (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The standard is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. We do not anticipate the guidance to have a material impact on the Company's financial position, results of operations or disclosures.

Note 3: Investment Securities

The amortized cost and fair value of securities classified as available for sale are as follows (in thousands):

	June 30, 2013				December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$72,257	$1,113	$86	$73,284	$59,101	$1,423	$16	$60,508
States and political subdivisions	10,196	30	3	10,223	11,726	406	—	12,132
Residential mortgage-backed securities-nonagency	121,073	6,700	42	127,731	131,183	8,875	297	139,761
Residential mortgage-backed securities-agency	75,566	480	1,193	74,853	36,349	1,202	29	37,522
Collateralized mortgage obligations	82,600	1,151	245	83,506	52,024	1,459	—	53,483
Corporate securities	414	86	—	500	398	97	—	495
Equity securities	51	—	2	49	—	—	—	—
Total investment securities available-for-sale	$362,157	$9,560	$1,571	$370,146	$290,781	$13,462	$342	$303,901

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale debt securities at June 30, 2013 by contractual maturities are summarized in the table below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.  Therefore, these securities are not presented by contractual maturities in the following maturity summary (in thousands):

	Amortized Cost	Fair Value

Due within one year	$831	$832
Due from one year to five years	52,450	52,967
Due from five years to ten years	16,531	16,976
Due after ten years	13,055	13,232
Residential mortgage-backed securities (nonagency and agency) and collateralized mortgage obligations	279,239	286,090
	$362,106	$370,097

The following table provides information regarding securities with unrealized losses (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2013
Investment securities available-for-sale:
U.S. Government securities	$42,299	$86	$—	$—	$42,299	$86
States and political subdivisions	1,885	3	—	—	1,885	3
Residential mortgage-backed-nonagency	4,864	27	979	15	5,843	42
Residential mortgage-backed-agency	60,250	1,193	—	—	60,250	1,193
Collateralized mortgage obligations	24,838	245	—	—	24,838	245
Equity securities	49	2	—	—	49	2
Total	$134,185	$1,556	$979	$15	$135,164	$1,571

December 31, 2012
Investment securities available-for-sale:
U.S. Government securities	$10,278	$16	$—	$—	$10,278	$16
Residential mortgage-backed-nonagency	—	—	10,342	297	10,342	297
Residential mortgage-backed-agency	5,119	29	—	—	5,119	29
Total	$15,397	$45	$10,342	$297	$25,739	$342

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had residential mortgage-backed-nonagency securities with aggregate fair values of $979,000 at June 30, 2013 and $10.3 million at December 31, 2012 which had continuous unrealized losses of $15,000 and $297,000, respectively, for 12 months or more. At June 30, 2013, the Company held 29 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The analysis differs depending upon the type of investment security being analyzed. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. The Company's nonagency portfolio is tested quarterly for OTTI by the use of cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of June 30, 2013, there was no intent to sell any of the securities available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

Sales and other redemptions of securities available for sale are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Proceeds from sales and other redemptions	$—	$—	$3,422	$11,390

Gross gains on securities available-for-sale	$—	$—	$364	$93
Gross losses on securities available-for-sale	—	—	—	—
Net realized gains on sales of securities available-for-sale	$—	$—	$364	$93

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $101.5 million and $126.6 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements, net counterparty exposure and certain borrowing arrangements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Loans Receivable

Concurrently with each of the Bank's 12 failed bank acquisitions, the Bank entered into loss share agreements with the FDIC that cover certain of the acquired loans and other real estate owned. The Company refers to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "noncovered loans."

Noncovered loans are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Construction, land & land development	$295,756	$230,448
Other commercial real estate	508,620	457,729
Total commercial real estate	804,376	688,177
Commercial & industrial	33,908	35,390
Owner-occupied real estate	186,652	172,445
Total commercial & industrial	220,560	207,835
Residential real estate	53,962	43,179
Consumer & other	44,224	46,311
Total noncovered loans	1,123,122	985,502
Allowance for loan losses	(15,805)	(14,660)
Total noncovered loans, net	$1,107,317	$970,842

The table above includes net deferred loan fees that totaled approximately $3.3 million and $2.1 million at June 30, 2013 and December 31, 2012, respectively.

Covered loans, net of related discounts, are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Construction, land & land development	$51,660	$81,288
Other commercial real estate	91,246	139,010
Total commercial real estate	142,906	220,298
Commercial & industrial	8,059	14,859
Owner-occupied real estate	67,568	86,612
Total commercial & industrial	75,627	101,471
Residential real estate	114,036	142,032
Consumer & other	1,114	10,912
Total covered loans	333,683	474,713
Allowance for loan losses	(17,630)	(55,478)
Total covered loans, net	$316,053	$419,235

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of covered loans are presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Balance, beginning of period	$368,125	$736,071	$419,235	$752,877
Accretion of fair value discounts	25,787	32,191	46,423	55,681
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(88,935)	(136,898)	(187,453)	(180,384)
Change in the allowance for loan losses on covered loans	11,076	(11,259)	37,848	(8,069)
Balance, end of period	$316,053	$620,105	$316,053	$620,105

Covered loans are reported at their recorded investment excluding the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at acquisition date. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements. Subsequent decreases in the amount of cash expected to be collected from the borrower result in a provision for loan losses, an increase in the allowance for loan losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value. Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and a downward adjustment to the FDIC receivable, or a prospective increase in the accretable discount if no provision for loan losses had been recorded. The accretable discount is accreted into interest income over the estimated lives of the loans on a level yield basis.

Changes in the value of the accretable discount allocated by acquired bank are presented in the following tables as of the dates indicated (in thousands):

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2013
Balance, beginning of period	$103,897	$44,611	$2,116	$9,693	$13,369	$22,726	$8,178	$204,590
Accretion	(12,738)	(4,817)	(254)	(1,148)	(3,700)	(2,069)	(1,061)	(25,787)
Transfers to accretable discount and exit events, net	10,623	1,214	669	8,108	41,311	5,357	10,897	78,179
Balance, end of period	$101,782	$41,008	$2,531	$16,653	$50,980	$26,014	$18,014	$256,982

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2012
Balance, beginning of period	$69,119	$54,661	$9,107	$3,741	$19,159	$16,656	$22,770	$195,213
Accretion	(13,527)	(9,268)	(2,031)	(3,856)	(1,807)	(783)	(919)	(32,191)
Transfers to accretable discount and exit events, net	37,299	2,700	(4,069)	7,839	(2,638)	9,639	(1,427)	49,343
Balance, end of period	$92,891	$48,093	$3,007	$7,724	$14,714	$25,512	$20,424	$212,365

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2013
Balance, beginning of period	$76,975	$33,434	$1,863	$7,945	$14,451	$23,439	$14,697	$172,804
Accretion	(22,008)	(8,900)	(555)	(1,849)	(4,935)	(3,854)	(4,322)	(46,423)
Transfers to accretable discount and exit events, net	46,815	16,474	1,223	10,557	41,464	6,429	7,639	130,601
Balance, end of period	$101,782	$41,008	$2,531	$16,653	$50,980	$26,014	$18,014	$256,982

Six Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2012
Balance, beginning of period	$97,164	$49,866	$6,822	$9,532	$24,860	$18,212	$24,241	$230,697
Accretion	(24,962)	(13,943)	(2,587)	(5,886)	(3,574)	(2,339)	(2,390)	(55,681)
Transfers to accretable discount and exit events, net	20,689	12,170	(1,228)	4,078	(6,572)	9,639	(1,427)	37,349
Balance, end of period	$92,891	$48,093	$3,007	$7,724	$14,714	$25,512	$20,424	$212,365

The change in the accretable discount is a result of the Company's detailed review and re-estimation of expected cash flows and loss assumptions on covered loans using a detailed analytics system focusing on expected cash flows and enhanced historical loss data as the covered loan portfolios season.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Allowance for Loan Losses (ALL)

The following tables present the Company’s loan loss experience on noncovered and covered loans for the periods indicated (in thousands):

	Three Months Ended June 30
	2013			2012
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$15,122	$28,706	$43,828	$11,681	$56,087	$67,768
Loans charged-off	(8)	(8,710)	(8,718)	(493)	(3,660)	(4,153)
Recoveries of loans previously charged off	26	5,216	5,242	4	407	411
Net (charge-offs) recoveries	18	(3,494)	(3,476)	(489)	(3,253)	(3,742)
Provision for loan losses	665	(7,582)	(6,917)	2,125	14,512	16,637
Amount attributable to FDIC loss share agreements	—	6,294	6,294	—	(11,610)	(11,610)
Total provision for loan losses charged to operations	665	(1,288)	(623)	2,125	2,902	5,027
Provision for loan losses recorded through the FDIC loss share receivable	—	(6,294)	(6,294)	—	11,610	11,610
Balance, end of period	$15,805	$17,630	$33,435	$13,317	$67,346	$80,663

	Six Months Ended June 30
	2013			2012
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$14,660	$55,478	$70,138	$10,207	$59,277	$69,484
Loans charged-off	(20)	(19,926)	(19,946)	(555)	(7,029)	(7,584)
Recoveries of loans previously charged off	150	12,225	12,375	5	6,961	6,966
Net (charge-offs) recoveries	130	(7,701)	(7,571)	(550)	(68)	(618)
Provision for loan losses	1,015	(30,147)	(29,132)	3,660	8,137	11,797
Amount attributable to FDIC loss share agreements	—	26,474	26,474	—	(6,518)	(6,518)
Total provision for loan losses charged to operations	1,015	(3,673)	(2,658)	3,660	1,619	5,279
Provision for loan losses recorded through the FDIC loss share receivable	—	(26,474)	(26,474)	—	6,518	6,518
Balance, end of period	$15,805	$17,630	$33,435	$13,317	$67,346	$80,663

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2013
Allowance for loan losses:
Beginning balance	$10,077	$3,432	$972	$641	$15,122
Charge-offs	—	—	(1)	(7)	(8)
Recoveries	23	1	1	1	26
Provision	277	(8)	(122)	518	665
Ending balance	$10,377	$3,425	$850	$1,153	$15,805

Six Months Ended
June 30, 2013
Allowance for loan losses:
Beginning balance	$9,495	$3,103	$1,050	$1,012	$14,660
Charge-offs	(1)	(10)	(1)	(8)	(20)
Recoveries	137	6	2	5	150
Provision	746	326	(201)	144	1,015
Ending balance	$10,377	$3,425	$850	$1,153	$15,805
Ending allowance attributable to loans:
Individually evaluated for impairment	$638	$224	$74	$23	$959
Collectively evaluated for impairment	9,739	3,201	776	1,130	14,846
Total ending allowance balance	$10,377	$3,425	$850	$1,153	$15,805

Loans:
Loans individually evaluated for impairment	$1,790	$448	$1,383	$47	$3,668
Loans collectively evaluated for impairment	802,586	220,112	52,579	44,177	1,119,454
Total loans	$804,376	$220,560	$53,962	$44,224	$1,123,122

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Year Ended
December 31, 2012
Ending allowance attributable to loans:
Individually evaluated for impairment	$743	$217	$359	$17	$1,336
Collectively evaluated for impairment	8,752	2,886	691	995	13,324
Total ending allowance balance	$9,495	$3,103	$1,050	$1,012	$14,660

Loans:
Loans individually evaluated for impairment	$2,864	$493	$1,402	$33	$4,792
Loans collectively evaluated for impairment	685,313	207,342	41,777	46,278	980,710
Total loans	$688,177	$207,835	$43,179	$46,311	$985,502

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2012
Allowance for loan losses:
Beginning balance	$7,223	$3,566	$586	$306	$11,681
Charge-offs	(406)	(21)	(66)	—	(493)
Recoveries	1	2	—	1	4
Provision	1,616	203	284	22	2,125
Ending balance	$8,434	$3,750	$804	$329	$13,317

Six Months Ended
June 30, 2012
Allowance for loan losses:
Beginning balance	$6,470	$2,848	$561	$328	$10,207
Charge-offs	(453)	(22)	(74)	(6)	(555)
Recoveries	1	2	—	2	5
Provision	2,416	922	317	5	3,660
Ending balance	$8,434	$3,750	$804	$329	$13,317
Ending allowance attributable to loans:
Individually evaluated for impairment	$1,355	$120	$308	$34	$1,817
Collectively evaluated for impairment	7,079	3,630	496	295	11,500
Total ending allowance balance	$8,434	$3,750	$804	$329	$13,317

Loans:
Loans individually evaluated for impairment	$3,297	$239	$671	$68	$4,275
Loans collectively evaluated for impairment	607,159	189,480	40,778	39,428	876,845
Total loans	$610,456	$189,719	$41,449	$39,496	$881,120

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2013
Allowance for loan losses:
Beginning balance	$13,610	$5,339	$9,289	$468	$28,706
Charge-offs	(5,899)	(1,379)	(1,406)	(26)	(8,710)
Recoveries	3,828	1,044	125	219	5,216
Provision for loan losses before amount attributable to FDIC loss share agreements	(887)	(1,333)	(4,778)	(584)	(7,582)
Amount attributable to FDIC loss share agreements	711	1,289	3,800	494	6,294
Total provision for loan losses charged to operations	(176)	(44)	(978)	(90)	(1,288)
Provision for loan losses recorded through the FDIC loss share receivable	(711)	(1,289)	(3,800)	(494)	(6,294)
Ending balance	$10,652	$3,671	$3,230	$77	$17,630

Six Months Ended
June 30, 2013
Allowance for loan losses:
Beginning balance	$32,642	$993	$21,189	$654	$55,478
Charge-offs	(15,066)	(2,778)	(1,861)	(221)	(19,926)
Recoveries	7,059	3,335	1,612	219	12,225
Provision for loan losses before amount attributable to FDIC loss share agreements	(13,983)	2,121	(17,710)	(575)	(30,147)
Amount attributable to FDIC loss share agreements	12,498	(1,948)	15,439	485	26,474
Total provision for loan losses charged to operations	(1,485)	173	(2,271)	(90)	(3,673)
Provision for loan losses recorded through the FDIC loss share receivable	(12,498)	1,948	(15,439)	(485)	(26,474)
Ending balance	$10,652	$3,671	$3,230	$77	$17,630
Ending allowance attributable to loans:
Individually evaluated for impairment	$10,627	$3,671	$3,202	$77	$17,577
Collectively evaluated for impairment	25	—	28	—	53
Total ending allowance balance	$10,652	$3,671	$3,230	$77	$17,630

Loans:
Loans individually evaluated for impairment	$74,640	$21,106	$14,271	$281	$110,298
Loans collectively evaluated for impairment	68,266	54,521	99,765	833	223,385
Total loans	$142,906	$75,627	$114,036	$1,114	$333,683

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Year Ended
December 31, 2012
Ending allowance attributable to loans:
Individually evaluated for impairment	$17,251	$5,117	$4,476	$654	$27,498
Collectively evaluated for impairment	15,391	(4,124)	16,713	—	27,980
Total ending allowance balance	$32,642	$993	$21,189	$654	$55,478

Loans:
Loans individually evaluated for impairment	$102,844	$22,603	$13,760	$10,535	$149,742
Loans collectively evaluated for impairment	117,454	78,868	128,272	377	324,971
Total loans	$220,298	$101,471	$142,032	$10,912	$474,713

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2012
Allowance for loan losses:
Beginning balance	$36,679	$5,204	$13,964	$240	$56,087
Charge-offs	(3,295)	(309)	(43)	(13)	(3,660)
Recoveries	145	262	—	—	407
Provision for loan losses before amount attributable to FDIC loss share agreements	12,568	639	1,934	(629)	14,512
Amount attributable to FDIC loss share agreements	(10,055)	(511)	(1,547)	503	(11,610)
Total provision for loan losses charged to operations	2,513	128	387	(126)	2,902
Provision for loan losses recorded through the FDIC loss share receivable	10,055	511	1,547	(503)	11,610
Ending balance	$46,097	$5,796	$15,855	$(402)	$67,346

Six Months Ended
June 30, 2012
Allowance for loan losses:
Beginning balance	$37,332	$7,573	$14,372	$—	$59,277
Charge-offs	(6,657)	(309)	(50)	(13)	(7,029)
Recoveries	6,501	293	167	—	6,961
Provision for loan losses before benefit attributable to FDIC loss share agreements	8,921	(1,761)	1,366	(389)	8,137
Amount attributable to FDIC loss share agreements	(7,142)	1,406	(1,093)	311	(6,518)
Total provision for loan losses charged to operations	1,779	(355)	273	(78)	1,619
Provision for loan losses recorded through the FDIC loss share receivable	7,142	(1,406)	1,093	(311)	6,518
Ending balance	$46,097	$5,796	$15,855	$(402)	$67,346
Ending allowance attributable to loans:
Individually evaluated for impairment	$32,910	$4,497	$4,302	$—	$41,709
Collectively evaluated for impairment	13,187	1,299	11,553	(402)	25,637
Total ending allowance balance	$46,097	$5,796	$15,855	$(402)	$67,346

Loans:
Loans individually evaluated for impairment	$172,412	$36,637	$19,755	$10,491	$239,295
Loans collectively evaluated for impairment	172,763	111,509	160,412	3,472	448,156
Total loans	$345,175	$148,146	$180,167	$13,963	$687,451

For each period indicated, a significant portion of the Company's covered loans were past due, including many that were 90 days or more past due. However, such delinquencies were included in the Company's performance expectations in determining the fair values of covered loans at each acquisition and at subsequent valuation dates. There have been covered loans that have deteriorated 5% or more from management's initial performance expectations, and these individually reviewed covered loans and pools of covered loans are considered impaired by management. However, all covered loan cash flows and the timing of such cash flows continue to be estimable and probable of collection and thus accretion income continues to be recognized on these covered assets. As such, the referenced covered loans are not considered nonperforming assets.

As of June 30, 2013, the Company individually reviewed covered loans totaling $110.3 million, of which $33.1 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to these loans of $10.1 million. As of June 30, 2013, the Company also evaluated $223.4 million of covered loans as part of their respective pools, of which $229,000 were identified as having deteriorated from management's initial performance expectations, resulting in an allowance attributable to these loans of $2,000.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, the Company individually reviewed covered loans totaling $149.7 million, of which $21.9 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to these loans of $6.3 million. As of December 31, 2012, the Company also evaluated $325.0 million of covered loans as part of their respective pools, of which $191.1 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to the loans of $12.5 million.

Approved credit losses are expected to be reimbursed for covered loans under the appropriate FDIC loss share agreements at either 80 or 95 percent, in accordance with the applicable corresponding loss share agreement. The Company uses a symmetrical accounting approach in recording the loan carrying values and the FDIC receivable on covered loans. A reduction in the loan value, through a provision for loan losses, and an increase in the FDIC receivable, through an adjustment to income, are taken immediately. An increase in the loan value and a reduction in the FDIC receivable result in the reversal of the previously-recorded allowance for loan losses and then as a prospective yield adjustment over the remaining life of each asset.

Impaired noncovered loans, segregated by class of loans, as of June 30, 2013 are as follows (in thousands):

				Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate	863	513	—	587	—	—	—
Total commercial real estate	863	513	—	587	—	—	—
Commercial & industrial	—	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—	—	—
Residential real estate	890	890	—	890	—	—	—
Consumer & other	—	—	—	—	—	—	—
Subtotal	1,753	1,403	—	1,477	—	—	—
With related allowance recorded:
Construction, land & land development	901	342	171	331	—	329	—
Other commercial real estate	1,108	935	467	806	—	922	—
Total commercial real estate	2,009	1,277	638	1,137	—	1,251	—
Commercial & industrial	364	364	182	364	—	390	—
Owner-occupied real estate	89	84	42	84	—	216	—
Total commercial & industrial	453	448	224	448	—	606	—
Residential real estate	479	493	74	402	1	495	2
Consumer & other	49	47	23	43	—	48	—
Subtotal	2,990	2,265	959	2,030	1	2,400	2
Total impaired loans	$4,743	$3,668	$959	$3,507	$1	$2,400	$2
(1) The average recorded investment for troubled debt restructurings for the three and six months ended June 30, 2013 was $973,000 and $972,000, respectively.
(2) The total interest income recognized on troubled debt restructurings for the three and six months ended June 30, 2013 was $1,000 and $2,000, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired noncovered loans, segregated by class of loans, as of December 31, 2012 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized (2)

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$—	$—
Other commercial real estate	826	550	—	584	—
Total commercial real estate	826	550	—	584	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer & other	—	—	—	—	—
Subtotal	826	550	—	584	—
With related allowance recorded:
Construction, land & land development	756	331	166	350	—
Other commercial real estate	2,325	1,983	577	2,618	55
Total commercial real estate	3,081	2,314	743	2,968	55
Commercial & industrial	367	326	163	197	—
Owner-occupied real estate	167	167	54	112	1
Total commercial & industrial	534	493	217	309	1
Residential real estate	1,464	1,402	359	1,301	23
Consumer & other	33	33	17	43	1
Subtotal	5,112	4,242	1,336	4,621	80
Total impaired loans	$5,938	$4,792	$1,336	$5,205	$80
(1) The average recorded investment for troubled debt restructurings was $2.4 million as of December 31, 2012.
(2) The total interest income recognized on troubled debt restructurings was $74,000 as of December 31, 2012.

The following table presents the recorded investment in noncovered nonaccrual loans by loan class for the periods indicated (in thousands):

	June 30, 2013	December 31, 2012
Construction, land & land development	$342	$331
Other commercial real estate	1,448	1,350
Total commercial real estate	1,790	1,681
Commercial & industrial	364	326
Owner-occupied real estate	84	167
Total commercial & industrial	448	493
Residential real estate	1,309	1,326
Consumer & other	47	33
Total	$3,594	$3,533

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due noncovered loans, by class of loans, as of June 30, 2013 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$28	$335	$363	$295,393	$295,756	$—
Other commercial real estate	299	632	931	507,689	508,620	—
Total commercial real estate	327	967	1,294	803,082	804,376	—
Commercial & industrial	65	225	290	33,618	33,908	—
Owner-occupied real estate	—	83	83	186,569	186,652	—
Total commercial & industrial	65	308	373	220,187	220,560	—
Residential real estate	275	314	589	53,373	53,962	—
Consumer & other	128	37	165	44,059	44,224	—
Total	$795	$1,626	$2,421	$1,120,701	$1,123,122	$—

The following table presents an analysis of past due noncovered loans, by class of loans, as of December 31, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$44	$324	$368	$230,080	$230,448	$—
Other commercial real estate	1,298	763	2,061	455,668	457,729	—
Total commercial real estate	1,342	1,087	2,429	685,748	688,177	—
Commercial & industrial	—	277	277	35,113	35,390	—
Owner-occupied real estate	100	167	267	172,178	172,445	—
Total commercial & industrial	100	444	544	207,291	207,835	—
Residential real estate	81	346	427	42,752	43,179	—
Consumer & other	243	14	257	46,054	46,311	—
Total	$1,766	$1,891	$3,657	$981,845	$985,502	$—

The following table presents an analysis of past due covered loans, by class of loans, as of June 30, 2013 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$823	$30,537	$31,360	$20,300	$51,660
Other commercial real estate	2,288	20,597	22,885	68,361	91,246
Total commercial real estate	3,111	51,134	54,245	88,661	142,906
Commercial & industrial	84	2,269	2,353	5,706	8,059
Owner-occupied real estate	2,593	14,809	17,402	50,166	67,568
Total commercial & industrial	2,677	17,078	19,755	55,872	75,627
Residential real estate	3,950	19,482	23,432	90,604	114,036
Consumer & other	21	346	367	747	1,114
Total	$9,759	$88,040	$97,799	$235,884	$333,683

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due covered loans, by class of loans, as of December 31, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$1,628	$58,104	$59,732	$21,556	$81,288
Other commercial real estate	7,297	49,505	56,802	82,208	139,010
Total commercial real estate	8,925	107,609	116,534	103,764	220,298
Commercial & industrial	905	4,414	5,319	9,540	14,859
Owner-occupied real estate	7,421	19,288	26,709	59,903	86,612
Total commercial & industrial	8,326	23,702	32,028	69,443	101,471
Residential real estate	10,173	25,319	35,492	106,540	142,032
Consumer & other	10,375	477	10,852	60	10,912
Total	$37,799	$157,107	$194,906	$279,807	$474,713

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

OAEM (Grade 6)—Loans graded OAEM (other assets especially mentioned) have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the Loan or in the Company's credit position at some future date. OAEM Loans are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification.

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

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of June 30, 2013 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$222,219	$484,246	$30,960	$161,894	$50,097	$43,933	$993,349
Watch	68,333	22,137	1,962	17,724	2,020	159	112,335
OAEM	4,823	795	507	6,764	43	1	12,933
Substandard	381	1,442	479	270	1,802	108	4,482
Doubtful	—	—	—	—	—	23	23
Total	$295,756	$508,620	$33,908	$186,652	$53,962	$44,224	$1,123,122

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of December 31, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$157,955	$425,893	$33,097	$154,729	$36,039	$45,901	$853,614
Watch	65,540	28,259	1,789	17,243	5,403	246	118,480
OAEM	6,579	300	30	237	73	26	7,245
Substandard	374	3,277	474	236	1,664	138	6,163
Doubtful	—	—	—	—	—	—	—
Total	$230,448	$457,729	$35,390	$172,445	$43,179	$46,311	$985,502

Classifications on covered loans are based upon the borrower's ability to pay the current unpaid principal balance without regard to loss share coverage or the net carrying value of the loan on the Company's balance sheet. Because the values shown in this table are based on each loan's estimated cash flows, any expected losses should be covered by a combination of the specific reserves established in the allowance for loan losses on covered loans plus the discounts to the unpaid principal balances reflected in the recorded investment of each loan.

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of June 30, 2013 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$4,869	$11,052	$2,052	$21,529	$47,930	$627	$88,059
Watch	3,998	15,910	886	12,088	17,584	84	50,550
OAEM	141	21,541	1,735	8,672	2,369	4	34,462
Substandard	42,071	42,514	3,303	25,249	45,612	392	159,141
Doubtful	581	229	83	30	541	7	1,471
Total	$51,660	$91,246	$8,059	$67,568	$114,036	$1,114	$333,683

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of December 31, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$7,219	$20,243	$4,686	$31,824	$58,414	$380	$122,766
Watch	8,482	20,363	1,231	16,633	17,975	159	64,843
OAEM	718	23,121	789	10,063	5,708	8	40,407
Substandard	64,869	75,283	4,045	28,092	54,681	9,960	236,930
Doubtful	—	—	4,108	—	5,254	405	9,767
Total	$81,288	$139,010	$14,859	$86,612	$142,032	$10,912	$474,713

Total troubled debt restructurings (TDRs) were $973,000 as of June 30, 2013 and $2.2 million at December 31, 2012. Acquired and covered impaired loans modified post-acquisition are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No loans were modified under the terms of a TDR during the three and six month ended June 30, 2013. Loans modified under the terms of a TDR during the three and six months ended June 30, 2012 are presented below (in thousands):

	June 30, 2013			June 30, 2012
Three Months Ended	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction, land & land development	—	$—	$—	—	$—	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial & industrial	—	—	—	1	8	8
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	—	—	—	1	8	8
Residential real estate	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Total Loans	—	$—	$—	1	$8	$8

	June 30, 2013			June 30, 2012
Six Months Ended	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction, land & land development	—	$—	$—	—	$—	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Commercial & industrial	—	—	—	1	8	8
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	—	—	—	1	8	8
Residential real estate	—	—	—	1	79	79
Consumer & Other	—	—	—	—	—	—
Total Loans	—	$—	$—	2	$87	$87

During the three and six months ended June 30, 2013 and 2012, there were no noncovered TDRs that subsequently defaulted within twelve months of its modification date.

The Company allocated $12,000 and $146,000 to the allowance for loan losses for identified TDRs as of June 30, 2013 and 2012, respectively. The Company had no unfunded commitment obligations to lend to customers that had undergone TDRs as of June 30, 2013 and 2012.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Other Real Estate Owned

The following is a summary of transactions in other real estate owned not covered by loss share agreements (noncovered) and covered under loss share agreements with the FDIC (covered) for the periods presented (in thousands):

	Six Months Ended
	June 30
Noncovered other real estate owned	2013	2012
Balance, beginning of period	$1,115	$1,210
Other real estate acquired through foreclosure of loans receivable	1,020	21
Other real estate sold	(763)	(164)
Write down of other real estate	(275)	(91)
Balance, end of period	$1,097	$976

	Six Months Ended
	June 30
Covered other real estate owned	2013	2012
Balance, beginning of period	$45,062	$84,496
Other real estate acquired through foreclosure of loans receivable	50,843	41,560
Other real estate sold	(33,307)	(38,471)
Write down of other real estate	(10,253)	(27,251)
Balance, end of period	$52,345	$60,334

Note 7: FDIC Receivable for Loss Share Agreements

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned for the periods indicated (in thousands):

	Six Months Ended
	June 30
	2013	2012
Fair value of FDIC receivable for loss share agreements at beginning of period	$355,325	$528,499
Provision for loan losses attributable to FDIC for loss share agreements	(26,474)	6,518
Wires received	(78,817)	(123,926)
Net charge-offs, write-downs and other losses	(8,844)	13,078
Amortization	(37,541)	(11,018)
External expenses qualifying under loss share agreements	6,908	5,675
Balance, end of period	$210,557	$418,826

The FDIC receivable for loss share agreements is measured separately from the related covered assets. At June 30, 2013, the Company estimated that $24.2 million was due from the FDIC for loss share claims that have been submitted.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned allocated by acquired bank are presented in the following table for the six months ended June 30, 2013 (in thousands):

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
	Security Bank							Total
Fair value of FDIC receivable for loss share agreements at beginning of period	$136,333	$82,613	$5,395	$12,349	$54,230	$31,273	$33,132	$355,325
Provision for loan losses attributable to FDIC for loss share agreements	(13,807)	(6,177)	(827)	(715)	(5,925)	1,673	(696)	(26,474)
Wires received	(29,014)	(19,048)	(1,898)	(2,066)	(8,594)	(9,734)	(8,463)	(78,817)
Net charge-offs, write-downs and other losses	(1,768)	(6,513)	(1,021)	234	(1,795)	1,520	499	(8,844)
Amortization	(21,044)	(398)	(297)	(2,738)	(4,224)	(4,545)	(4,295)	(37,541)
External expenses qualifying under loss share agreements	4,335	335	212	(51)	905	1,033	139	6,908
Balance, end of period	$75,035	$50,812	$1,564	$7,013	$34,597	$21,220	$20,316	$210,557

Changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned allocated by acquired bank are presented in the following table for the six months ended June 30, 2012 (in thousands):

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
	Security Bank							Total
Fair value of FDIC receivable for loss share agreements at beginning of period	$201,187	$121,771	$8,341	$10,310	$71,393	$67,011	$48,486	$528,499
Provision for loan losses attributable to FDIC for loss share agreements	(459)	4,270	1,382	1,477	(152)	—	—	6,518
Wires received	(63,387)	(40,709)	(3,895)	(1,463)	(7,834)	(3,484)	(3,154)	(123,926)
Net charge-offs, write-downs and other losses	16,665	(1,906)	(1,947)	(3,368)	2,883	753	(2)	13,078
(Amortization) accretion	(5,591)	(3,256)	(66)	(1,412)	(935)	29	213	(11,018)
External expenses qualifying under loss share agreements	2,702	1,707	101	113	792	(23)	283	5,675
Balance, end of period	$151,117	$81,877	$3,916	$5,657	$66,147	$64,286	$45,826	$418,826

Note 8: Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of certain balance sheet assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated in qualifying hedging relationships. The Company's hedging strategies involving interest rate derivatives are classified as either Fair Value Hedges or Cash Flow Hedges, depending on the rate characteristic of the hedged item.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents the fair value of the Company's derivative financial instruments (in thousands):

	Derivatives designated as hedging instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other assets	$8,224	Other assets	$53	Other liabilities	$859	Other liabilities	$2,605
Total derivatives designated as hedging instruments		$8,224		$53		$859		$2,605

The tables below present the effects of offsetting the Company's derivative financial instruments (in thousands):

				Gross Amounts Not Offset in the Statement of Financial Condition

June 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Received/Posted	Net Amount
Offsetting Derivative Assets
Derivatives	$8,224	$—	$8,224	$(859)	$(5,200)	$2,165
Total	$8,224	$—	$8,224	$(859)	$(5,200)	$2,165

Offsetting Derivative Liabilities
Derivatives	$859	$—	$859	$(859)	$—	$—
Total	$859	$—	$859	$(859)	$—	$—

				Gross Amounts Not Offset in the Statement of Financial Condition

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Received/Posted	Net Amount
Offsetting Derivative Assets
Derivatives	$53	$—	$53	$(25)	$—	$28
Total	$53	$—	$53	$(25)	$—	$28

Offsetting Derivative Liabilities
Derivatives	$2,605	$—	$2,605	$(25)	$(1,937)	$643
Total	$2,605	$—	$2,605	$(25)	$(1,937)	$643

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as fair value hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2013, the Company had 66 interest rate swaps with an aggregate notional amount of $140.3 million that were designated as fair value hedges associated with the Company's fixed rate loan program.

At June 30, 2013, interest rate caps designated as cash flow hedges involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's current cash flow hedges are for the purpose of capping the interest rate paid on variable rate liabilities which protect the company in a rising rate environment. The caps were purchased during the first quarter of 2013, have a five year life and notional value of $200.0 million. The Company had no active derivative contracts outstanding at December 31, 2012 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash outflows associated with existing liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2013.

Amounts reported in accumulated other comprehensive income (AOCI) related to derivatives will be reclassified to interest expense as interest payments are received on the Company's variable-rate liabilities. During the next twelve months, the Company estimates that $1.4 million will be reclassified as an increase to net interest income.

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

During the periods ended June 30, 2013 and 2012, the Company recognized net gains (losses) of $547,000 and $(356,000), respectively, in noninterest income related to hedge ineffectiveness. The Company also recognized a net reduction in interest income of $632,000 and $287,000 for the periods ended June 30, 2013 and 2012, respectively, related to the Company's fair value hedges, which include net settlements on the derivatives and any amortization adjustment of the basis in the hedged items. During the three months ended June 30, 2013, terminations of derivatives and related hedged items for one interest rate swap agreement prior to their original maturity date resulted in the recognition of a net loss of $18,000 in noninterest income related to the unamortized basis in the hedged items.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in fair value hedging relationships (in thousands):

	Amount of Net Gain or (Loss) Recognized in Income on Derivative		Amount of Net Gain or (Loss) Recognized in Income on Hedged Item		Amount of Net Gain or (Loss) Recognized in Income on Derivative		Amount of Net Gain or (Loss) Recognized in Income on Hedged Item
	Three Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate products
Noninterest income	$3,518	$(1,365)	$(3,063)	$1,048	$3,886	$(1,249)	$(3,340)	$893
Total	$3,518	$(1,365)	$(3,063)	$1,048	$3,886	$(1,249)	$(3,340)	$893

The table below presents the effect of the Company's derivatives in cash flow hedging relationships (in thousands):

	Amount of Net Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Net Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Net Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Net Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate products
Interest expense	$2,205	$—	$(3)	$—	$1,243	$—	$(3)	$—
Total	$2,205	$—	$(3)	$—	$1,243	$—	$(3)	$—

As of June 30, 2013, there was no gain or loss recognized in income on the cash flow hedge for ineffectiveness.

Credit-risk-related Contingent Features

The Company manages credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty.

The Company's agreements with the derivative counterparties provide that if the Company defaults on any indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on the derivative obligations.

Such agreements also provide that if the Company fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of June 30, 2013, there were no derivatives in a net liability position. The Company has minimum collateral posting thresholds with derivative counterparties and was not required to post collateral under these agreements as of June 30, 2013. Although the Company did not breach any of these provisions at June 30, 2013, had a breach occurred, the Company could have been required to settle obligations under the agreements at their termination value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Other Assets, Other Liabilities and Accrued Expenses

The more significant components of other assets outstanding were as follows (in thousands):

Other Assets	June 30, 2013	December 31, 2012
Cash surrender value of life insurance	$39,469	$38,791
Derivative financial instruments	8,224	53
Accrued interest receivable	4,629	5,292
Other prepaid expenses	3,309	2,823
Federal Home Loan Bank stock	3,195	4,120
Accrued income tax receivable	1,065	7,611
Prepaid FDIC insurance assessments	—	4,086
Miscellaneous receivables and other assets	4,132	5,535
Total other assets	$64,023	$68,311

The more significant components of other liabilities and accrued expenses outstanding were as follows (in thousands):

Other Liabilities and Accrued Expenses	June 30, 2013	December 31, 2012
Net deferred tax liability	$17,165	$60,809
Accrued income tax payable	15,340	746
Accrued incentive compensation	3,259	5,854
Accrued lease expense	2,882	2,026
Accrued professional fees	1,161	885
Accrued severance expense	1,971	—
Accrued interest payable	967	978
Derivative financial instruments	859	2,605
Miscellaneous payables and accrued expenses	2,809	1,201
Total accrued expenses and other liabilities	$46,413	$75,104

Note 10: Share-Based Compensation

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of common stock for issuance in accordance with the Plan terms. Descriptions of these grants and the Plan, including the terms of awards and the number of shares authorized for issuance, were included in Note 18 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company issued 6,000 shares of restricted stock awards under the Plan to its independent directors during the second quarter ended June 30, 2013. On June 26, 2013, the Company's Board of Directors approved the accelerated vesting of an aggregate of 13,918 unvested stock options and 6,000 shares of restricted stock upon the retirement of the award holders.

The Company recognized compensation expense related to stock options of $9,000 and $34,000 for the six months ended June 30, 2013 and 2012, respectively, in the Company's consolidated statements of operations. Unearned share-based compensation associated with these options totaled $40,000 and $137,000 at June 30, 2013 and 2012, respectively. The amount of compensation was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. All stock option grants occurred during the third quarter of 2011. The Company recognized compensation expense relating to restricted stock awards of $627,000 and $274,000 for the six months ended June 30, 2013 and 2012, respectively, in the Company's consolidated statements of operations. Unearned share-based compensation associated with these awards totaled $2.3 million and $1.1 million at June 30, 2013 and 2012, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Regulatory Matters

The Company's and the Bank's regulatory ratios as of June 30, 2013 and December 31, 2012 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total Capital to Risk-Weighted Assets
Consolidated	$426,475	27.14%	$125,724	8.00%	$157,155	10.00%
Bank	$367,270	23.37%	$125,707	8.00%	$157,134	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$406,660	25.88%	$62,862	4.00%	$94,293	6.00%
Bank	$347,458	22.11%	$62,854	4.00%	$94,280	6.00%
Tier I Capital to Average Assets
Consolidated	$406,660	15.57%	$104,452	4.00%	$—	N/A
Bank	$347,458	13.31%	$104,452	4.00%	$130,565	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	$426,213	30.54%	$111,638	8.00%	$139,547	10.00%
Bank	$390,402	27.98%	$111,637	8.00%	$139,546	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$408,119	29.25%	$55,819	4.00%	$83,728	6.00%
Bank	$372,308	26.68%	$55,818	4.00%	$83,728	6.00%
Tier I Capital to Average Assets
Consolidated	$408,119	15.49%	$105,356	4.00%	$—	N/A
Bank	$372,308	14.14%	$105,349	4.00%	$131,686	5.00%

The Company and the Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At June 30, 2013 and December 31, 2012, the Bank was in compliance with the Capital Maintenance Agreement.

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

A summary of the Company's commitments is as follows (in thousands):

	June 30, 2013	December 31, 2012
Commitments to extend credit:
Fixed	$10,296	$8,188
Variable	286,996	248,310
Financial standby letters of credit:
Fixed	632	437
Variable	1,558	1,399
Total	$299,482	$258,334

The fixed rate loan commitments have maturities ranging from 1 month to 7 years. We generally do not make commitments longer than three years without hedging the interest rate risk.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the six months ended June 30, 2013 and the year ended December 31, 2012, there were no transfers between levels.

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At June 30, 2013, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, corporate bonds, municipal securities and equity securities. The fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Financial Liabilities Measured on a Recurring Basis:

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$769	$72,515	$—	$73,284
States and political subdivisions	—	10,223	—	10,223
Residential mortgage-backed securities—nonagency	—	127,731	—	127,731
Residential mortgage-backed securities—agency	—	74,853	—	74,853
Collateralized mortgage obligations	—	83,506	—	83,506
Corporate securities	—	500	—	500
Equity securities	49	—	—	49
Derivative financial instruments	—	8,224	—	8,224
Total recurring assets at fair value	$818	$377,552	$—	$378,370

Liabilities:
Derivative financial instruments	$—	$859	$—	$859
Total recurring liabilities at fair value	$—	$859	$—	$859

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$778	$59,730	$—	$60,508
States and political subdivisions	—	12,132	—	12,132
Residential mortgage-backed securities—nonagency	—	139,761	—	139,761
Residential mortgage-backed securities—agency	—	37,522	—	37,522
Collateralized mortgage obligations	—	53,483	—	53,483
Corporate securities	—	495	—	495
Equity securities	—	—	—	—
Derivative financial instruments	—	53	—	53
Total recurring assets at fair value	$778	$303,176	$—	$303,954

Liabilities:
Derivative financial instruments	$—	$2,605	$—	$2,605
Total recurring liabilities at fair value	$—	$2,605	$—	$2,605

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

Impaired Covered Loans

The fair values of impaired covered loans are measured on a nonrecurring basis. As of June 30, 2013, the Company identified acquired loans covered by FDIC loss share agreements where the expected performance of such loans had deteriorated 5% or more from management's performance expectations established in conjunction with the determination of the acquisition date fair values and are thus considered impaired by management. The fair values of impaired covered loans are determined by discounted cash flow estimations, or unobservable assumptions; as such, they are recorded within nonrecurring Level 3 hierarchy. The Company determines its fair value of impaired covered loans by discounting the expected cash flows for both covered loans that are individually evaluated for impairment and covered loans that are collectively evaluated for impairment in pools. For collateral dependent loans, the cash flow may be based on the estimated fair value of the underlying collateral.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets Measured on a Nonrecurring Basis:

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013
Impaired loans, net of specific reserves:
Not covered by loss share agreements	$—	$—	$2,709	$2,709
Covered by loss share agreements	—	—	23,272	23,272
Total impaired loans	$—	$—	$25,981	$25,981
December 31, 2012
Impaired loans, net of specific reserves:
Not covered by loss share agreements	$—	$—	$3,456	$3,456
Covered by loss share agreements	—	—	194,245	194,245
Total impaired loans	$—	$—	$197,701	$197,701

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans had a principal balance of $3.6 million with a valuation allowance of $948,000 at June 30, 2013. The Company also had one loan that was classified as a troubled debt restructuring that was not collateral dependent at June 30, 2013 with a principal balance of $74,000. The fair value of the troubled debt restructuring was measured by discounting expected future cash flows at the effective interest rate, or the original contractual loan rate, resulting in a valuation allowance totaling $11,000.

Noncovered impaired collateral dependent loans that are measured for impairment using the fair value of collateral had a principal balance of $3.5 million with a valuation allowance of $1.1 million at December 31, 2012. The Company also had two loans that were classified as troubled debt restructurings that were not collateral dependent at December 31, 2012 with an aggregate principal balance of $1.3 million. The fair values of the troubled debt restructurings were measured by discounting expected future cash flows at the effective interest rate, or the original contractual loan rate, resulting in valuation allowances totaling $189,000.

As of June 30, 2013, the Company individually reviewed covered loans totaling $110.3 million, of which $33.1 million were identified as having deteriorated from management's initial performance expectations, resulting in an allowance attributable to these loans of $10.1 million. As of June 30, 2013, the Company evaluated $223.4 million of covered loans as part of their respective pools, of which $229,000 were identified as having deteriorated from management's initial performance expectations, resulting in an allowance attributable to these loans of $2,000.

As of December 31, 2012, the Company individually reviewed covered loans totaling $149.7 million, of which $21.9 million were identified as having deteriorated from management's initial performance expectations, resulting in an allowance attributable to these loans of $6.3 million. As of December 31, 2012, the Company also evaluated $325.0 million of covered loans as part of their respective pools, of which $191.1 million were identified as having deteriorated from management's initial performance expectations, resulting in an allowance attributable to these loans of $12.5 million.

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

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,193	$1,193
Covered by loss share agreements	—	—	59,387	59,387
Total other real estate owned	$—	$—	$60,580	$60,580
December 31, 2012
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,212	$1,212
Covered by loss share agreements	—	—	48,980	48,980
Total other real estate owned	$—	$—	$50,192	$50,192

Other real estate owned (OREO), consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan losses at the time of foreclosure. For acquired OREO, the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statement of financial condition (in thousands).

	June 30, 2013	December 31, 2012
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$1,193	$1,212
Estimated selling costs and other adjustments	(96)	(97)
Other real estate owned	$1,097	$1,115

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$59,387	$48,980
Estimated selling costs and other adjustments	(7,042)	(3,918)
Other real estate owned	$52,345	$45,062

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2013 (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,646	Third party appraisal	Management discount for property type and recent market volatility	15% - 50% discount
Noncovered impaired loans - noncollateral dependent	$63	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 7.90% 2) 63 months
Covered impaired loans - individually evaluated for impairment	$23,045	Discounted cash flow analysis and/or third party appraisal	1) Discount rates 2) Management discount for property type and recent market volatility	1) 41.7% average discount rate 2) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$227	Discount cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) .5% - 100% 2) 20% - 70% 3) 24.80% average discount rate
Noncovered other real estate owned	$1,193	Third party appraisal	Management discount for property type and recent market volatility	8% - 60% discount
Covered other real estate owned	$59,387	Third party appraisal	Management discount for property type and recent market volatility	8% - 60% discount

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2012 (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,386	Third party appraisal	Management discount for property type and recent market volatility	15% - 50% discount
Noncovered impaired loans - noncollateral dependent	$1,070	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 3.25% - 7.90% 2) 69 - 141 months
Covered impaired loans - individually evaluated for impairment	$15,613	Discounted cash flow analysis and/or third party appraisal	1) Discount rates 2) Management discount for property type and recent market volatility	1) 47.8% average discount rate 2) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$178,632	Discount cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) 2.5% - 100% 2) 30% - 95% 3) 9.9% average discount rate
Noncovered other real estate owned	$1,212	Third party appraisal	Management discount for property type and recent market volatility	10% - 40% discount
Covered other real estate owned	$48,980	Third party appraisal	Management discount for property type and recent market volatility	10% - 40% discount

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the estimated fair value of the Company's financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at June 30, 2013 and December 31, 2012.

		June 30, 2013		December 31, 2012
(in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$437,720	$437,720	$443,457	$443,457
Investment securities available-for-sale	Levels 1 & 2	370,146	370,146	303,901	303,901
Mortgage loans held for sale	Level 2	753	753	4,853	4,853
Net loans	Level 3	1,423,370	1,512,159	1,390,077	1,408,634
Other real estate owned	Level 3	53,442	60,580	46,177	50,192
FDIC receivable for loss share agreements, net	Level 3	210,557	137,542	355,325	336,497
Derivative financial instruments	Level 2	8,224	8,224	53	53
Accrued interest receivable	Level 2	4,629	4,629	5,292	5,292
Federal Home Loan Bank stock	Level 1	3,195	3,195	4,120	4,120
Liabilities:
Deposits	Level 2	$2,126,084	$2,126,609	$2,148,436	$2,149,187
Securities sold under agreements to repurchase	Level 2	3,576	3,576	4,755	4,755
Notes payable	Level 2	5,698	5,698	2,523	2,523
Derivative instruments	Level 2	859	859	2,605	2,605
Accrued interest payable	Level 2	967	967	978	978

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of cost or fair value. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covered Loans

Covered loans are recorded at fair value at the date of acquisition exclusive of expected cash flow reimbursements from the FDIC. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and an accretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases to the expected cash flows result in a reversal of the provision for loan losses to the extent of prior changes or a reclassification of the difference from the nonaccretable to accretable discount with a positive impact on the accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows.

FDIC Receivable for Loss Share Agreements

The FDIC receivable is recorded at fair value at the acquisition date. The FDIC receivable is recognized at the same time as the covered loans, and measured on the same basis, subject to collectibility or contractual limitations, and the FDIC receivable is impacted by changes in estimated cash flows associated with these loans.

Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts are a reasonable estimate of fair values.

Federal Home Loan Bank stock

Federal Home Loan Bank stock is considered a restricted equity security and is carried at original cost basis, as cost approximates fair value and there is no readily determinable market value for such investments.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Earnings (Loss) Per Share

Earnings (loss) per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net income (loss)	$137	$11,031	$(1,019)	$16,169
Denominator:
Weighted average common shares outstanding	31,919	31,614	31,914	31,613
Weighted average dilutive grants (1)	1,206	1,163	—	1,173
Weighted average common shares outstanding including dilutive grants	33,125	32,777	31,914	32,786

Net income (loss) per share:
Basic	$—	$.35	$(.03)	$.51
Diluted	$—	$.34	$(.03)	$.49
(1) Weighted average anti-dilutive options outstanding were 1.3 million for the six months ended June 30, 2013.

Since the Company had a net loss for the six months ended June 30, 2013, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the current period presented.

Note 15: Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (AOCI) is reported as a component of shareholders' equity. AOCI can include, among other items, unrealized holding gains and losses on investment securities available-for-sale and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. The components of AOCI are reported net of related tax effects.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of AOCI and changes in those components are as follows (in thousands):

Three Months Ended	Investment Securities Available-for-Sale		Gain (Loss) on Effective Cash Flow Hedges	Total
June 30, 2013
Balance, beginning of period	$7,911		$(962)	$6,949
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	(4,321)		3,502	(819)
Reclassification adjustment for net losses (gains) realized and included in earnings	—		3	3
Income tax expense (benefit)	(1,603)		1,300	(303)
Balance, end of period	$5,193		$1,243	$6,436

June 30, 2012
Balance, beginning of period	$3,234		$—	$3,234
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	636	`	—	636
Reclassification adjustment for net losses (gains) realized and included in earnings	—		—	—
Income tax expense (benefit)	239		—	239
Balance, end of period	$3,631		$—	$3,631

Six Months Ended
June 30, 2013
Balance, beginning of period	$8,528		$—	$8,528
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	(4,939)		1,973	(2,966)
Reclassification adjustment for net losses (gains) realized and included in earnings	(364)		3	(361)
Income tax expense (benefit)	(1,968)		733	(1,235)
Balance, end of period	$5,193		$1,243	$6,436

June 30, 2012
Balance, beginning of period	$(2,677)		$—	$(2,677)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	10,202		—	10,202
Reclassification adjustment for net losses (gains) realized and included in earnings	(93)		—	(93)
Income tax expense (benefit)	3,801		—	3,801
Balance, end of period	$3,631		$—	$3,631

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion analyzes our financial condition as of June 30, 2013 as compared to December 31, 2012 and describes our results of operations for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.  This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2012 Annual Report on Form 10-K.

Unless the context indicates otherwise, all references to the “Company,” “we,” “us” and “our” refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank and Trust Company.  All references to the “Bank” refer to State Bank and Trust Company.

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

On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. Since that date and through the date of this report, the Bank has acquired $3.9 billion in assets and assumed $3.6 billion in deposits from the FDIC, as receiver, in twelve different failed bank transactions. Concurrently with each of our acquisitions, we entered into loss share agreements with the FDIC that cover certain of the acquired loans and other real estate owned. Where applicable, we refer to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "noncovered loans." We refer to the indemnification assets associated with the FDIC loss share agreements related to our acquired banks as the "FDIC receivable."

As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 21 full service branches throughout middle Georgia and metropolitan Atlanta. As of June 30, 2013, our total assets were approximately $2.6 billion, our total loans receivable were approximately $1.4 billion, our total deposits were approximately $2.1 billion and our total shareholders' equity was approximately $425.9 million.

Overview

The Company had net income for the second quarter of 2013 of $137,000, or $.00 per diluted share, compared with net income of $11.0 million, or $.34 per diluted share for the second quarter of 2012. The Company reported a net loss of $(1.0) million for the six months ended June 30, 2013, compared to net income of $16.2 million for the same period in 2012. The following sections provide an overview of the major factors impacting our financial performance for the second quarter of 2013.

Total gross loans at June 30, 2013 were down $3.4 million, or .2%, from December 31, 2012. Although we experienced organic loan growth of $137.6 million, or 14.0%, in the second quarter of 2013, the resolution of our covered loans continued to slightly outpace our net organic loan growth which was driven by new loan originations. Covered loans decreased $141.0 million, or 29.7%, from December 31, 2012, as covered loans were paid down or charged off and submitted for loss share reimbursement.

The FDIC receivable for loss share agreements at June 30, 2013 decreased approximately $144.8 million, or 40.7%, from December 31, 2012. The balance of the FDIC receivable decreased mainly as a result of the submission of claims and the receipt of cash from the FDIC under the terms of our loss share agreements. We have also decreased the balance of our FDIC receivable as a result of projected cash flows on our covered loans continuing to be better than we originally expected, resulting in a decrease in the estimated cash flows expected to be received from the FDIC under the terms of our loss share agreements and, therefore, an impairment of the FDIC receivable. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement.

Our provision for loan losses was a negative $(623,000) for the three months ended June 30, 2013 compared to a provision of $5.0 million for the three months ended June 30, 2012. Our provision for loan losses was a negative $(2.7) million for the six months ended June 30, 2013 compared to a provision of $5.3 million for the same period in 2012. The provision includes a covered loan loss provision and a noncovered loan loss provision. For the three and six months ended June 30, 2013, recoveries on noncovered loans were greater than charge-offs by $18,000 and $130,000, respectively, compared to net charge-offs on noncovered loans of $489,000 and $550,000 for the same period in 2012. The allowance for loan losses decreased $36.7 million to $33.4 million at June 30, 2013 compared to $70.1 million recorded at December 31, 2012. All of the $36.7 million decrease came from the allowance for the covered loan portfolio, which was largely the result of an increase in the cash flow expectations related to certain loan pools and the resolution of a number of individually reviewed loans. Overall, our covered loans continue to perform better than our initial expectations; however, the performance is not uniform across all asset classes and individual loans. Despite the net positive credit trends in our covered loan portfolio, there remains the potential for future volatility within the provision for loan losses on covered loans. The determination of allowances for noncovered and covered loans is discussed in Note 1 in our 2012 Annual Report on Form 10-K.

Noninterest income decreased $14.8 million to a negative $(16.5) million for the three months ended June 30, 2013, compared to the same period in 2012. Noninterest income decreased $23.1 million to a negative $(29.2) million for the six months ended June 30, 2013, compared to the same period in 2012. As noted above, because projected cash flows on our acquired covered loans continue to be better than originally expected, the accretion on our FDIC receivable has shifted over time, and we are now recording net amortization of, rather than net accretion on, the FDIC receivable, which reduces, rather than increases, our noninterest income. For the three months ended June 30, 2013, amortization expense related to the FDIC receivable of $20.8 million was up $16.8 million from the same period in 2012. For the six months ended June 30, 2013, amortization expense related to the FDIC receivable of $37.5 million was up $26.5 million from the same period in 2012. Outside of amortization on the FDIC receivable, noninterest income for the three and six months ended June 30, 2013 increased $2.0 million and $3.4 million, respectively, from the same periods in 2012. These increases resulted primarily from payroll fee income of $705,000 and $1.5 million for the three and six months ended June 30, 2013, respectively, following our acquisition of Altera Payroll, Inc. during the fourth quarter of 2012. We also had an increase of approximately $271,000 in gains on the sale of investment securities for the six months ended June 30, 2013, compared to the same period in 2012.

Noninterest expense for the second quarter of 2013 was up $3.5 million, or 16.1%, from the second quarter in 2012. For the six months ended June 30, 2013, noninterest expense was up $7.5 million, or 16.8% compared to the same period in 2012. The increase was primarily attributable to higher salaries and benefits resulting from severance costs related to ongoing efficiency improvements, payroll expenses related to the Altera Payroll, Inc. and the reversal of an incentive accrual in 2012.

During the first and second quarter of 2013, we declared $.03 per share quarterly cash dividends to common shareholders.

Financial Summary

The following table provides unaudited selected financial data for the periods presented (dollars in thousands, except per share amounts). This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2.

	2013		2012			Six Months Ended June 30
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2013	2012
Selected Results of Operations Data:
Total interest income on invested funds	$2,693	$2,502	$2,585	$2,847	$2,992	$5,195	$5,958
Interest income on noncovered loans, including fees	15,141	14,374	15,053	14,729	13,773	29,515	25,678
Accretion income on covered loans	25,787	20,636	27,839	18,893	32,191	46,423	55,681
Total interest expense	1,995	1,996	2,096	2,235	2,566	3,991	5,418
Net interest income	41,626	35,516	43,381	34,234	46,390	77,142	81,899
Provision for loan losses (noncovered loans)	665	350	325	1,050	2,125	1,015	3,660
Provision for loan losses (covered loans)	(1,288)	(2,385)	3,021	5,441	2,902	(3,673)	1,619
Amortization of FDIC receivable for loss share agreements	(20,762)	(16,779)	(15,260)	(6,291)	(4,007)	(37,541)	(11,018)
Other noninterest income	4,224	4,121	4,641	3,002	2,248	8,345	4,928
Total noninterest income	(16,538)	(12,658)	(10,619)	(3,289)	(1,759)	(29,196)	(6,090)
Noninterest expense	25,461	26,664	24,783	19,835	21,926	52,125	44,618
Income (loss) before income taxes	250	(1,771)	4,633	4,619	17,678	(1,521)	25,912
Income tax expense (benefit)	113	(615)	1,418	1,261	6,647	(502)	9,743
Net income (loss)	$137	$(1,156)	$3,215	$3,358	$11,031	$(1,019)	$16,169

Per Common Share Data:
Basic net income (loss) per share	$—	$(.04)	$.10	$.11	$.35	$(.03)	$.51
Diluted net income (loss) per share	—	(.04)	.10	.10	.34	(.03)	.49
Book value per share at period end	13.34	13.38	13.48	13.42	13.24	13.34	13.24
Tangible book value per share at period end	12.94	12.96	13.06	13.18	12.99	12.94	12.99
Cash dividends	.03	.03	.03	.03	—	.06	—
Weighted average shares outstanding:
Basic	31,918,677	31,908,776	31,904,381	31,654,046	31,613,581	31,913,754	31,612,587
Diluted	33,124,681	31,908,776	33,179,198	32,808,726	32,776,553	31,913,754	32,785,670

Capital Ratios:
Average equity to average assets	16.16%	16.35%	16.32%	15.99%	15.45%	16.25%	15.38%
Leverage ratio	15.57%	15.51%	15.49%	15.44%	15.24%	15.57%	15.24%
Tier 1 risk-based capital ratio	25.88%	28.17%	29.25%	29.95%	31.45%	25.88%	31.45%
Total risk-based capital ratio	27.14%	29.45%	30.54%	31.23%	32.77%	27.14%	32.77%

Performance Ratios:
Return on average assets	.02%	(.18)%	.48%	.50%	1.65%	(.08)%	1.22%
Return on average equity	.13%	(1.09)%	2.97%	3.13%	10.69%	(.48)%	7.91%
Cost of funds	.37%	.38%	.39%	.41%	.47%	.38%	.49%
Net interest margin (1)(4)	7.39%	6.57%	8.08%	6.36%	8.90%	6.99%	8.00%
Interest rate spread (2)(4)	7.29%	6.47%	7.99%	6.28%	8.84%	6.89%	7.95%
Efficiency ratio (3)(4)	101.33%	116.42%	75.52%	63.98%	49.06%	108.52%	58.77%

	2013		2012			Six Months Ended June 30
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2013	2012
Asset Quality Ratios:
Net charge-offs (recoveries) to total average noncovered loans	(.01)%	(.05)%	—%	.02%	.23%	(.03)%	.12%
Nonperforming loans to total noncovered loans (6)	.33%	.42%	.49%	.58%	.49%	.33%	.49%
Nonperforming assets to loans + ORE:
Noncovered	.42%	.44%	.60%	.67%	.60%	.42%	.60%
Covered	13.56%	10.67%	8.67%	9.43%	8.07%	13.56%	8.07%
Allowance for loan losses to loans:
Noncovered	1.41%	1.44%	1.49%	1.53%	1.51%	1.41%	1.51%
Covered	5.28%	7.23%	11.69%	8.39%	9.80%	5.28%	9.80%

Selected Average Balances:
Total assets	$2,644,241	$2,627,041	$2,642,384	$2,673,526	$2,687,135	$2,635,695	$2,673,108
Investment securities	359,391	321,599	311,130	288,662	298,815	340,600	316,836
Loans receivable:
Noncovered loans (5)	1,083,549	1,007,094	955,153	901,168	840,428	1,044,869	897,131
Covered loans	351,955	419,204	499,828	622,841	702,145	386,063	638,675
Allowance for loan losses (noncovered loans)	(10,337)	(7,635)	(2,074)	(2,780)	(3,474)	(8,994)	(7,924)
Allowance for loan losses (covered loans)	(25,014)	(49,481)	(43,158)	(44,682)	(55,666)	(37,359)	(56,445)
Interest-earning assets	2,260,718	2,195,826	2,137,984	2,146,553	2,099,566	2,228,458	2,061,480
Total deposits	2,147,653	2,115,382	2,114,544	2,155,047	2,190,365	2,131,607	2,196,928
Interest-bearing liabilities	1,747,126	1,736,646	1,741,745	1,803,514	1,865,185	1,741,915	1,886,952
Noninterest-bearing liabilities	469,876	460,809	469,382	442,593	406,757	465,367	375,147
Shareholders' equity	427,239	429,586	431,257	427,419	415,193	428,413	411,009

Selected Actual Balances:
Total assets	$2,607,697	$2,641,306	$2,661,034	$2,642,247	$2,671,225	$2,607,697	$2,671,225
Investment securities	370,146	351,565	303,901	311,323	280,662	370,146	280,662
Loans receivable:
Noncovered loans	1,123,122	1,051,455	985,502	937,331	881,120	1,123,122	881,120
Covered loans	333,683	396,831	474,713	553,006	687,451	333,683	687,451
Allowance for loan losses (noncovered loans)	(15,805)	(15,122)	(14,660)	(14,330)	(13,317)	(15,805)	(13,317)
Allowance for loan losses (covered loans)	(17,630)	(28,706)	(55,478)	(46,411)	(67,346)	(17,630)	(67,346)
Interest-earning assets	2,258,641	2,261,731	2,202,452	2,149,189	2,130,200	2,258,641	2,130,200
Total deposits	2,126,084	2,148,190	2,148,436	2,124,298	2,165,136	2,126,084	2,165,136
Interest-bearing liabilities	1,705,398	1,746,293	1,768,264	1,759,670	1,827,298	1,705,398	1,827,298
Noninterest-bearing liabilities	476,373	468,077	462,554	454,379	423,873	476,373	423,873
Shareholders' equity	425,926	426,936	430,216	428,198	420,054	425,926	420,054
(1) Net interest income divided by average interest-earning assets.
(2) Yield on interest-earning assets less cost of interest-bearing liabilities.
(3) Noninterest expenses divided by net interest income plus noninterest income.
(4) Calculated on a fully tax-equivalent basis.
(5) Includes average nonaccrual loans of $4.1 million for 2Q13, $4.0 million for 1Q13, $3.3 million for 4Q12, $4.1 million for 3Q12, and $4.1 million for 2Q12.
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

Balance Sheet Review

General

At June 30, 2013, we had total assets of approximately $2.6 billion, consisting principally of $1.1 billion in net noncovered loans, $316.1 million in net covered loans, $370.1 million in investment securities, $210.6 million in FDIC receivable, $53.4 million in other real estate owned and $437.7 million in cash and cash equivalents. Our liabilities at June 30, 2013 totaled $2.2 billion, consisting principally of $2.1 billion in deposits. At June 30, 2013, our shareholders' equity was $425.9 million.

At December 31, 2012, we had total assets of approximately $2.7 billion, consisting principally of $970.8 million in net noncovered loans, $419.2 million in net covered loans, $303.9 million in investment securities, $355.3 million in FDIC receivable, $46.2 million in other real estate owned and $443.5 million in cash and cash equivalents. Our liabilities at December 31, 2012 totaled $2.2 billion, consisting principally of $2.1 billion in deposits. At December 31, 2012, our shareholders' equity was $430.2 million.

Investments

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At June 30, 2013, we had $370.1 million in our available-for-sale investment securities portfolio representing approximately 14.2% of our total assets, compared to $303.9 million, or 11.4% of total assets, at December 31, 2012. Investment securities were up $66.2 million, or 21.8%, compared to December 31, 2012. Our increased investment in securities was due to the continued liquidation of our covered loan portfolio and the receipt of reimbursements from the FDIC on covered loans, which caused management to increase the size of our investment security portfolio to gain a greater return on assets, rather than remaining in cash. Securities purchased were agency-backed with short durations that had no material impact on our overall liquidity or interest rate risk profile. Investment securities with carrying values of $101.5 million were pledged to secure public deposits or for other purposes at June 30, 2013.

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

At June 30, 2013, $73.3 million, or 19.8%, of our available-for-sale securities were invested in U.S. government agencies, compared to $60.5 million, or 19.9%, as of December 31, 2012. At June 30, 2013, $158.4 million, or 42.8%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $91.0 million, or 29.9%, as of December 31, 2012. At June 30, 2013, $127.7 million, or 34.5% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $139.8 million, or 46.0%, as of December 31, 2012. Our nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

Following is a summary of our available-for-sale investment portfolio for the periods presented (in thousands):

	At June 30, 2013		At December 31, 2012
Available for Sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$72,257	$73,284	$59,101	$60,508
States and political subdivisions	10,196	10,223	11,726	12,132
Residential mortgage-backed securities — nonagency	121,073	127,731	131,183	139,761
Residential mortgage-backed securities — agency	75,566	74,853	36,349	37,522
Collateralized mortgage obligations	82,600	83,506	52,024	53,483
Corporate securities	414	500	398	495
Equity securities	51	49	—	—
Total	$362,157	$370,146	$290,781	$303,901
The following table shows contractual maturities and yields on our investments in debt securities at June 30, 2013 (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government Securities		States and Political Subdivisions		Mortgage-backed Securities		Other Investments
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$—	—%	$832	1.59%	$—	—%	$—	—%
After one year through five years	47,845.81%		4,622.93%		—	—%	500	17.03%
After five years through 10 years	16,004	2.18%	972	4.63%	80,755	1.76%	—	—%
After 10 years	9,435	1.30%	3,797	6.36%	205,335	2.67%	—	—%
Total	$73,284	1.17%	$10,223	3.53%	$286,090	2.41%	$500	17.03%

Loans

Total net loans outstanding at June 30, 2013 and December 31, 2012 were approximately $1.4 billion for both periods after subtracting the allowance for loan losses on covered and noncovered loans.

Loans secured by real estate mortgages are the principal component of our loan portfolio. Most of our real estate loans are secured by commercial or residential property. We do not generally originate traditional long-term residential mortgages for our portfolio, but we do originate and hold traditional second mortgage residential real estate loans and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, where possible, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of the ultimate repayment or collection of the loan.

During the six months ended June 30, 2013, our noncovered loans increased by $137.6 million, or 14.0%, and our covered loans decreased by $141.0 million, or 29.7%, from December 31, 2012. We have planned for and expect these trends to continue. Our covered loans will decrease as they are collected, charged-off or the underlying collateral is foreclosed on and sold. Our noncovered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a decrease in gross loans receivable as experienced in the first half of 2013.

The following table summarizes the composition of our loan portfolio for the periods presented (dollars in thousands):

	June 30, 2013				December 31, 2012
	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$295,756	$51,660	$347,416	23.8%	$230,448	$81,288	$311,736	21.3%
Other commercial real estate	508,620	91,246	599,866	41.2%	457,729	139,010	596,739	40.9%
Total commercial real estate	804,376	142,906	947,282	65.0%	688,177	220,298	908,475	62.2%
Commercial & industrial	33,908	8,059	41,967	2.9%	35,390	14,859	50,249	3.5%
Owner-occupied real estate	186,652	67,568	254,220	17.5%	172,445	86,612	259,057	17.7%
Total commercial & industrial	220,560	75,627	296,187	20.4%	207,835	101,471	309,306	21.2%
Residential real estate	53,962	114,036	167,998	11.5%	43,179	142,032	185,211	12.7%
Consumer & other	44,224	1,114	45,338	3.1%	46,311	10,912	57,223	3.9%
Total gross loans receivable, net of deferred fees	1,123,122	333,683	1,456,805	100.0%	985,502	474,713	1,460,215	100.0%
Less - allowance for loan losses	(15,805)	(17,630)	(33,435)		(14,660)	(55,478)	(70,138)
Total loans, net	$1,107,317	$316,053	$1,423,370		$970,842	$419,235	$1,390,077

FDIC Receivable for Loss Share Agreements and Clawback Liability

As of June 30, 2013, 22.9% of our outstanding principal balance of loans and 97.9% of our other real estate assets were covered under loss share agreements with the FDIC under which the FDIC has agreed to reimburse us either 80% or 95% of all losses incurred in connection with those assets. We estimate the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we record the estimate as a receivable from the FDIC. Before each applicable loss share agreement expires, decreases in expected losses below acquisition date estimates will result in a decrease in the FDIC receivable, while increases in expected losses in excess of these acquisition date estimates will result in an increase to the FDIC receivable.

The FDIC receivable for loss share agreements was $210.6 million as of June 30, 2013, a decrease of $144.8 million, or 40.7%, from $355.3 million as of December 31, 2012. The decline in the amount of FDIC receivable is largely attributable to cash proceeds we received from the FDIC related to our realized losses on covered assets. We have also amortized an impairment to the FDIC receivable as cash flow estimates have improved for certain of our covered loans resulting in a decrease in the estimated cash flows to be received from the FDIC under the terms of our loss share agreements. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement. Of the remaining FDIC receivable, $73.0 million is currently scheduled for future amortization with an estimated weighted average life of only four quarters. This time frame for amortization is driven by the fact that our earliest failed bank acquisitions that occurred in 2009 were our largest transactions and certain of the loss share agreements for these transactions begin to expire in 2014.

At the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we may be required to reimburse the FDIC in the event that losses on covered assets do not reach originally expected losses, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. As of June 30, 2013, we have recorded a $3.2 million liability to the FDIC related to the NorthWest Bank & Trust, United Americas Bank, Community Capital Bank and Piedmont Community Bank acquisitions, which is netted against the FDIC Receivable for Loss Share Agreements in our consolidated statements of financial condition.

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

The ALL on our noncovered loan portfolio is determined based on factors such as changes in the nature and volume of the portfolio, overall asset quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans and economic conditions that may affect the borrowers' ability to pay. The ALL for noncovered loans consists of two components: a specific amount and a general amount. The specific amount is representative of identified credit exposures that are readily predictable by the current performance of the borrower and the underlying collateral relates to loans that are individually determined to be impaired. The general amount is based on historical loss experience adjusted for current economic factors and relates to nonimpaired loans. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies or procedures. The qualitative analysis requires judgment by management and is subject to continuous validation.

The ALL on our covered loan portfolio is determined based on expected future cash flows. Because we record acquired loans at their acquisition date fair values, which are based on expected future cash flows and include estimates for future loan losses, we recorded no allowance for loan losses related to the acquired covered loans on the acquisition date. On the date of acquisition, management determines which covered loans are placed in homogeneous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALL is required.

The covered loan ALL analysis represents management's estimate of the potential impairment of the acquired loan portfolio subsequent to the original acquisition date. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield on the related covered loans, recorded as accretion income on covered loans on our consolidated statements of operations. If our expected or actual losses exceed the estimated losses, we record a provision for loan losses on covered loans as an expense on our consolidated statement of operations. If our expected or actual losses are less than our previously estimated losses, we reduce the covered ALL by recording a negative provision for loan losses on covered loans up to the amount of the ALL previously recorded. We also record the provision for loan losses on covered loans in our consolidated statements of operations net of the amount that will be recovered by us under the related FDIC loss share agreements.

At June 30, 2013, our total ALL for noncovered and covered loans was $33.4 million, a decrease of $36.7 million compared to December 31, 2012. The ALL reflected net charge-offs of $7.6 million on noncovered and covered loans and total provisions for loan losses of negative $(2.7) million for the six months ended June 30, 2013, net of $26.5 million recorded through the FDIC loss-share receivable.

At June 30, 2013, our noncovered ALL increased $1.1 million to $15.8 million, compared to $14.7 million at December 31, 2012. The noncovered provision for loan losses charged to expense was $1.0 million for the six months ended June 30, 2013, compared to $3.7 million for the same period in 2012. The increase in our noncovered ALL in the second quarter of 2013 is primarily due to net organic loan growth. The noncovered ALL to total noncovered loans was 1.41% at June 30, 2013, compared to 1.49% at December 31, 2012.

We established the covered ALL due to additional credit deterioration in our covered loan portfolio subsequent to initial fair value estimates. At June 30, 2013, our covered ALL decreased $37.8 million to $17.6 million, compared to $55.5 million at December 31, 2012. The provision for loan losses charged to expense for the six months ended June 30, 2013 was negative $(3.7) million after an amount attributable to the FDIC loss share agreements, compared to a provision of $1.6 million for the same period in 2012. The decrease in the covered ALL was primarily due to the improvement in covered loan performance and a decrease in the balance of covered loans. At June 30, 2013, our overall outstanding covered loan portfolio balances continue to decline with an ending balance of $333.7 million compared to $474.7 million at December 31, 2012.

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

As all of our covered loans are considered purchased credit impaired loans, our provision for loan losses in future periods will be most significantly influenced in the short term by differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair values of purchased impaired loans as of their acquisition or re-estimation dates. For noncovered loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

The following table summarizes the activity in our allowance for loan losses related to our noncovered and covered loans for the periods presented (dollars in thousands):

	Six Months Ended June 30
	2013			2012
	Noncovered Loans	Covered Loans	Totals	Noncovered Loans	Covered Loans	Total
Balance, at the beginning of period	$14,660	$55,478	$70,138	$10,207	$59,277	$69,484
Charge-offs:
Construction, land & land development	—	9,763	9,763	280	6,478	6,758
Other commercial real estate	1	5,303	5,304	173	179	352
Total commercial real estate	1	15,066	15,067	453	6,657	7,110
Commercial & industrial	10	909	919	22	216	238
Owner-occupied real estate	—	1,869	1,869	—	93	93
Total commercial & industrial	10	2,778	2,788	22	309	331
Residential real estate	1	1,861	1,862	74	50	124
Consumer & other	8	221	229	6	13	19
Total charge-offs	$20	$19,926	$19,946	$555	$7,029	$7,584
Recoveries on loans previously charged-off:
Construction, land & land development	134	4,415	4,549	1	5,846	5,847
Other commercial real estate	3	2,644	2,647	—	655	655
Total commercial real estate	137	7,059	7,196	1	6,501	6,502
Commercial & industrial	1	650	651	2	9	11
Owner-occupied real estate	5	2,685	2,690	—	284	284
Total commercial & industrial	6	3,335	3,341	2	293	295
Residential real estate	2	1,612	1,614	—	167	167
Consumer & other	5	219	224	2	—	2
Total recoveries	$150	$12,225	$12,375	$5	$6,961	$6,966
Net charge-offs (recoveries)	(130)	7,701	7,571	550	68	618
Provision for loan losses	1,015	(30,147)	(29,132)	3,660	8,137	11,797
Amount attributable to FDIC loss share agreements	—	26,474	26,474	—	(6,518)	(6,518)
Total provision for loan losses charged to operations	1,015	(3,673)	(2,658)	3,660	1,619	5,279
Provision for loan losses recorded through the FDIC loss share receivable	—	(26,474)	(26,474)	—	6,518	6,518
Balance, at end of period	$15,805	$17,630	$33,435	$13,317	$67,346	$80,663
Allowance for loan losses to loans receivable	1.41%	5.28%	2.30%	1.51%	9.80%	5.14%
Ratio of net charge-offs to average loans outstanding	(.03)%	4.02%	1.07%	.12%	.02%	.08%

Allocation of Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses for noncovered and covered loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Noncovered loans:
Construction, land & land development	$3,391	20.3%	$3,479	15.8%
Other commercial real estate	6,986	34.9%	6,016	31.3%
Total commercial real estate	10,377	55.2%	9,495	47.1%
Commercial & industrial	651	2.3%	617	2.4%
Owner-occupied real estate	2,774	12.8%	2,486	11.8%
Total commercial & industrial	3,425	15.1%	3,103	14.2%
Residential real estate	850	3.7%	1,050	3.0%
Consumer & other	1,153	3.0%	1,012	3.2%
Total allowance for noncovered loans	$15,805	77.0%	$14,660	67.5%
Covered loans:
Construction, land & land development	$6,921	3.6%	$15,716	5.6%
Other commercial real estate	3,731	6.3%	16,926	9.5%
Total commercial real estate	10,652	9.9%	32,642	15.1%
Commercial & industrial	814.6%		1,783	1.0%
Owner-occupied real estate	2,857	4.6%	(790)	5.9%
Total commercial & industrial	3,671	5.2%	993	6.9%
Residential real estate	3,230	7.8%	21,189	9.7%
Consumer & other	77.1%		654.8%
Total allowance for covered loans	$17,630	23.0%	$55,478	32.5%
Total allowance for loan losses	$33,435	100.0%	$70,138	100.0%
Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, other real estate owned and foreclosed property. For noncovered loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

All of our covered loans were acquired with evidence of deteriorated credit quality and are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As a result, we do not consider loans acquired with evidence of deteriorated credit quality to be nonperforming assets as long as their cash flows and timing of such cash flows continue to be estimable and probable.

At June 30, 2013, all loans accounted for under ASC Topic 310-30 continue to be classified as performing loans, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. Management has included asset quality measures that excluded these loans in the table in this section.

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

Other real estate owned (OREO), consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan losses at the time of foreclosure. For acquired OREO, the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense.

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

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At June 30, 2013, we did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the periods presented (dollars in thousands):

	At June 30, 2013			At December 31, 2012
	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total
Nonaccrual loans	$2,695	$—	$2,695	$2,621	$—	$2,621
Troubled debt restructurings not included above (1)	973	—	973	2,171	—	2,171
Total nonperforming loans	3,668	—	3,668	4,792	—	4,792
Other real estate owned	1,097	52,345	53,442	1,115	45,062	46,177
Total nonperforming assets	$4,765	$52,345	$57,110	$5,907	$45,062	$50,969
Nonperforming loans to total loans	.33%	—%	.25%	.49%	—%	.33%
Nonperforming assets to total loans and other real estate owned	.42%	13.56%	3.78%	.60%	8.67%	3.38%
(1) Includes nonaccruing troubled debt restructurings of $899,000 and $912,000 as of June 30, 2013 and December 31, 2012, respectively.

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $57.1 million, or 3.8% of total loans and other real estate owned, at June 30, 2013, compared to $51.0 million, or 3.4% of total loans and other real estate owned, at December 31, 2012. Of the $57.1 million in nonperforming assets at June 30, 2013, $52.3 million related to other real estate owned covered by loss share agreements with the FDIC. Of the $51.0 million in nonperforming assets at December 31, 2012, $45.1 million related to other real estate owned covered by loss share agreements with the FDIC. Covered assets accounted for 91.7% and 88.4% of total nonperforming assets at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 and December 31, 2012, we had no accruing noncovered loans greater than 90 days past due. At June 30, 2013 and December 31, 2012, a significant portion of our covered loans were past due, including many that were 90 days or greater past due. However, as noted above, under ASC 310-30, our covered loans are classified as performing, even though they are contractually past due, as long as their expected cash flows can be estimated and are probable of collection.

Potential noncovered problem loans amounted to $12.9 million, or 1.2%, of total noncovered loans outstanding at June 30, 2013, compared to $7.2 million, or .7%, of total noncovered loans outstanding at December 31, 2012. Potential noncovered problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.
Deposits
Total deposits at June 30, 2013 decreased approximately $22.4 million from December 31, 2012. During the six months ended June 30, 2013, we continued to enhance our deposit product offerings for both commercial and individual customers. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The overall mix of deposits improved during the six months ended June 30, 2013, with noninterest-bearing deposits increasing $42.5 million to approximately $430.0 million and representing 20.2% of total deposits, compared to 18.0% at December 31, 2012. The increase in noninterest-bearing deposits resulted primarily from commercial checking accounts, many of which are related to commercial real estate lending customers.

Interest-bearing demand deposits decreased $4.4 million during the six months ended June 30, 2013. Interest-bearing deposits in savings and money market accounts decreased $38.2 million, primarily resulting from customers seeking higher rates as we lowered rates paid on deposits due to our focus on lowering our overall cost of funds. Time deposits, excluding brokered and wholesale time deposits, decreased $22.5 million during the six months ended June 30, 2013. The duration of our CD portfolio continues to remain short, and we continue to aggressively reprice high cost deposits. Due to our strategy of decreasing our cost of funds, we were not able to renew all maturing deposits. Customers with maturing CD's in 2013 were offered lower rates at renewal resulting in some customers choosing not to renew or investing in other products.

The increase in demand deposits and the continued effort to reprice higher cost interest-bearing deposits, resulted in an average cost of funds of 38 basis points for the six months ended June 30, 2013, compared to 49 basis points for the six months ended June 30, 2012.

The following table shows the composition of deposits as of the dates indicated (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$429,960	20.2%	$387,450	18.0%
Interest-bearing transaction accounts	351,289	16.5%	355,651	16.5%
Savings and money market deposits	911,415	42.9%	949,631	44.2%
Time deposits less than $100,000	186,874	8.8%	201,658	9.4%
Time deposits $100,000 or greater	139,671	6.6%	147,363	6.9%
Brokered and wholesale time deposits	106,875	5.0%	106,683	5.0%
Total deposits	$2,126,084	100.0%	$2,148,436	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	June 30, 2013		June 30, 2012
	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$397,720	—%	$315,679	—%
Interest-bearing transaction accounts	342,381.11%		316,929.12%
Savings and money market deposits	946,613.43%		1,083,827.50%
Time deposits less than $100,000	194,325.59%		248,507.96%
Time deposits $100,000 or greater	143,838.73%		193,382	1.06%
Brokered and wholesale time deposits	106,730.93%		38,604	1.01%
Total deposits	$2,131,607		$2,196,928

The maturity distribution of our wholesale and time deposits of $100,000 or greater at June 30, 2013 was as follows:

(in thousands)
Three months or less	$32,988
Over three through six months	18,468
Over six though twelve months	57,205
Over twelve months	66,976
Total	$175,637

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the six months ended June 30, 2013 and for the year ended December 31, 2012, the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts outstanding for each period and the average interest rate that we paid for each borrowing source (dollars in thousands). The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. The Company has loan participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles the Company to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with guidance provided in ASC Topic 860, Accounting for Transfers of Financial Assets, because they do not qualify as participating interests. As a result, we recorded these transactions as secured borrowings. At June 30, 2013, the balances of the secured borrowings were $5.7 million, an increase of approximately $3.2 million from December 31, 2012. The loans are recorded at their gross balances outstanding on the balance sheet.

	Ending Balance	Period End Rate	Maximum Month-End Balance	Average for the Period
				Balance	Rate
At or for the six months ended June 30, 2013:
Securities sold under agreements to repurchase	$3,576.10%		$6,809	$4,240.10%
Notes payable	5,698	10.86%	5,698	3,788	11.45%

At or for the year ended December 31, 2012:
Securities sold under agreements to repurchase	$4,755.10%		$7,748	$3,537.11%
Notes payable	2,523	7.91%	2,537	2,531	8.53%

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At June 30, 2013, shareholders' equity was $425.9 million, or 16.3% of total assets, compared to $430.2 million, or 16.2% of total assets, at December 31, 2012. The primary factors affecting changes in shareholders' equity were our net loss and increases in accumulated other comprehensive income during the first six months of 2013, net of dividends declared.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board ("FRB") imposes similar capital regulations on bank holding companies. To be considered "well capitalized" under capital guidelines, the Bank must maintain total risk-based capital, Tier I capital and leverage ratios of 10%, 6%, and 5%, respectively. To be considered "adequately capitalized" under capital guidelines, the Company must maintain total risk-based capital of 8% and Tier I and leverage ratios of 4%. At June 30, 2013, we exceeded all minimum regulatory capital requirements as shown in the table below.

The leverage ratio declined for the Bank and increased for the Company from December 31, 2012 to June 30, 2013. Tier 1 and total risk-based capital ratios declined for the Bank and Company from December 31, 2012 to June 30, 2013. The declines in the regulatory capital ratios are a result of the net loss in the first half of 2013, the payment of dividends in the first and second quarter of 2013 and the increase in risk-weighted assets from December 31, 2012. The increase in risk-weighted assets was attributable in large part to the increase in our noncovered loan portfolio at higher risk-weights compared to the decrease in our covered loan portfolio at lower risk-weights.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	June 30, 2013		December 31, 2012
	Bank	Company	Bank	Company
Leverage ratio	13.31%	15.57%	14.14%	15.49%
Tier 1 risk-based capital ratio	22.11%	25.88%	26.68%	29.25%
Total risk-based capital ratio	23.37%	27.14%	27.98%	30.54%

The Company, the Bank, and certain of the Bank's executive officers entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At June 30, 2013, the Bank was in compliance with the Capital Maintenance Agreement.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for smaller banking organizations will not begin until January 2015, while the phase-in period for larger banks starts in January 2014.  The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed.

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from our subsidiary bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. As of June 30, 2013, our subsidiary bank had no dividend capacity to pay dividends to us without prior regulatory approval. At June 30, 2012, the Company has $58.3 million in bank deposits, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. On March 19, 2013 and June 18, 2013, the Company paid a cash dividend of $.03 per common share to its shareholders.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2013, unfunded commitments to extend credit were $297.3 million. A significant portion of the unfunded commitments related to commercial and residential real estate and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At June 30, 2013, there were commitments totaling approximately $2.2 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      We use interest rate swaps and caps as part of our interest rate risk management strategy. As of June 30, 2013, we had interest rate swaps and caps with aggregate notional amounts of $140.3 million and $200.0 million, respectively. The fair value of these derivative financial assets was $8.2 million as of June 30, 2013, compared to $53,000 as of December 31, 2012. The fair value of the derivative financial liabilities was $859,000 as of June 30, 2013, compared to the fair value of $2.6 million as of December 31, 2012. Note 8 to the consolidated financial statements located in Item I of this Quarterly Report provides additional information on these contracts.

Except as disclosed in Note 12 to our consolidated financial statements included in this Quarterly Report, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$24,519	$2,385	$5,380	$5,295	$11,459

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

At June 30, 2013, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $437.7 million, or 16.8% of total assets. Our available-for-sale securities at June 30, 2013 amounted to $370.1 million, or 14.2% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2013, core deposits were 142.2% of net loans, compared with 147.3% at December 31, 2012. We maintain seven federal funds lines of credit with correspondent banks totaling $160.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2013, we had no advances from the FHLB and a remaining credit availability of $84.6 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $161.0 million secured by certain loans from our loan portfolio.

Asset/Liability Management

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

We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, our Risk Committee reviews, on at least a quarterly basis, our interest rate risk position. The primary tool used to analyze our interest rate risk and interest rate sensitivity is an earnings simulation model. The Company also monitors the present value of assets and liabilities under various interest rate scenarios, and, to a lesser extent, monitors the difference, or gap, between rate sensitive assets and liabilities.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2013. Based on the simulation run at June 30, 2013, annual net interest income would be expected to decrease approximately .49%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 1.23%. If they decreased 100 basis points from current rates, net interest income is projected to increase 1.61%. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve

Shift in Interest Rates (in basis points)	% Change in Projected Baseline Net Interest Income
+200	1.23%
+100	.49
-100	1.61
-200	Not meaningful

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

Our net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 7.3% and 8.8% during the three months ended June 30, 2013 and 2012, respectively. On a year-to-date basis, our net interest spread of 6.9% was 106 basis points lower than the spread earned during the first six months of 2012. Our net interest margin on a taxable equivalent basis, which is net interest income on a taxable equivalent basis as a percentage of average earning assets, was 7.4% and 8.9% during the three months ended June 30, 2013 and 2012, respectively, and 7.0% and 8.0% for the six months ended June 30, 2013 and 2012, respectively.

Net interest income on a taxable equivalent basis decreased $4.8 million, or 10.3%, for the second quarter of 2013, compared to the second quarter of 2012. The quarterly decrease was primarily a result of lower accretion income on our covered loan portfolio, which was down $6.4 million compared to the same period in 2012. This decrease was partially offset by an increase in interest income on noncovered loans of $1.4 million for the three months ended June 30, 2013, compared to the same period in 2012. In addition, interest expense on deposits was also down from the second quarter of 2012 by $654,000 as we continue to improve our deposit mix and reprice higher cost time deposits. Net interest income on a taxable equivalent basis decreased $4.8 million, or 5.8%, for the six months ended June 30, 2013, compared to the same period in 2012. The year-to-date decline was also attributable to a decrease in accretion income on our covered loan portfolio of $9.3 million, or 16.6%, partially offset by an increase in interest income on noncovered loans of $3.8 million, or 14.9%.

Interest expense on interest-bearing deposits decreased $654,000, or 26.0%, for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, while interest expense on interest-bearing deposits was down for the first six months of 2013 by $1.5 million, or 28.9%, compared to the same period in 2012. The reduction in interest expense for each period in 2013 was the result of declines in the average rate paid and in the average balances of interest-bearing deposits outstanding. The average rate paid on interest-bearing deposits was .43% and .44% for the three and six months ended June 30, 2013, respectively, compared to .54% and .57% for the same respective periods in 2012. The average balance of interest-bearing deposits outstanding decreased $122.9 million for the second quarter of 2013, compared to the second quarter of 2012, and decreased $147.4 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The decrease for each period in 2013 of the average rate paid was a result of an overall decrease in our market rates across all deposit products and a concerted effort to reduce our cost of funding. Also contributing to the overall lower rate paid on interest-bearing deposit accounts was a shift in our deposit mix away from higher cost money markets accounts and time deposits to lower cost transaction deposits. Our cost of funds was 37 basis points for the three months ended June 30, 2013, compared to 47 basis points for the three months ended June 30, 2012. Our cost of funds was 38 basis points for the six months ended June 30, 2013, compared to 49 basis points for the six months ended June 30, 2012.

Our overall yield on average earning assets was 7.8% and 9.4% during the three months ended June 30, 2013 and 2012, respectively. On a year-to-date basis, our yield on average earning assets of 7.4% was 118 basis points lower than the yield during the first six months of 2012. The decrease in both our yield on earning assets and our net interest margin for the three and six months ended June 30, 2013 is a result of our loan portfolio shifting from higher-yielding covered loans to lower-yielding noncovered loans, offset by our lower cost of funding. Our noncovered loan yields continue to trend downward and were 5.6% and 6.6% for the three months ended June 30, 2013 and 2012, respectively, and 5.7% and 5.8% for the six months ended June 30, 2013 and 2012, respectively. The decrease in noncovered loan yields for both periods in 2013 was primarily a result of competitive pressures and the prolonged low interest rate environment and was partially offset by increases in our covered loan yields. For the three months ended June 30, 2013, we had a covered loan yield of 29.4%, compared to 18.4% for the same period in 2012. On a year-to-date basis, our covered loan yield of 24.3% was 672 basis points above the covered loan yield for the first six months of 2012. The volatility in our covered loan yield is a result of a number of factors, including increases in estimated cash flows on covered loans, earlier than expected payoffs on covered loans and gains on closeouts of covered loan pools.

Also contributing to the decline in our net interest margin for the three and six months ended June 30, 2013 compared to the same period in 2012 is the decreased yield in the investment portfolio. The higher-yielding nonagency mortgage-backed securities have become a smaller percentage of our investment portfolio. Cash flows from these securities were reinvested into lower-yielding agency-backed securities thus lowering the overall yield. Continued reinvestment into lower-yielding bonds, due to the current interest rate environment, is expected to produce lower overall yields in the bond portfolio.

Average Balances, Net Interest Income, Yields and Rates

The following tables show our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated (dollars in thousands). We derive these yields by dividing income or expense by the average balance of the corresponding assets or liabilities, respectively. We have derived average balances from the daily balances throughout the periods indicated.

	For the Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Interest-bearing deposits in other financial institutions	$465,823	$314.27%		$258,178	$155.24%
Taxable investment securities	349,789	2,301	2.64%	286,346	2,728	3.83%
Nontaxable investment securities, tax-equivalent basis (2)	9,602	118	4.93%	12,469	168	5.42%
Noncovered loans receivable (3)	1,083,549	15,141	5.60%	840,428	13,773	6.59%
Covered loans receivable	351,955	25,787	29.39%	702,145	32,191	18.44%
Total earning assets	2,260,718	43,661	7.75%	2,099,566	49,015	9.39%
Total nonearning assets	383,523			587,569
Total assets	$2,644,241			$2,687,135

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$360,221	$94.10%		$323,126	$98.12%
Savings & money market deposits	936,819	979.42%		1,052,130	1,325.51%
Time deposits less than $100,000	190,795	281.59%		235,757	508.87%
Time deposits $100,000 or greater	142,364	257.72%		182,850	442.97%
Brokered and wholesale time deposits	106,818	248.93%		66,013	140.85%
Notes Payable	5,026	135	10.77%	2,533	52	8.26%
Securities sold under agreements to repurchase	5,083	1.08%		2,776	1.14%
Total interest-bearing liabilities	1,747,126	1,995.46%		1,865,185	2,566.55%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	410,636			330,489
Other liabilities	59,240			76,268
Shareholders’ equity	427,239			415,193
Total liabilities and shareholders’ equity	$2,644,241			$2,687,135
Net interest income		$41,666			$46,449
Net interest spread			7.29%			8.84%
Net interest margin			7.39%			8.90%
Cost of funds			.37%			.47%
(1) Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above are $40,000 for the three months ended June 30, 2013 and $59,000 for June 30, 2012, respectively.
(3)   Includes average nonaccruing noncovered loans of $4.1 million for each of the three-month periods ended June 30, 2013 and 2012, respectively.  There are no nonaccrual covered loans.

	For the Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Interest-bearing deposits in other financial institutions	$456,926	$565.25%		$208,838	$257.25%
Taxable investment securities	330,683	4,469	2.73%	305,496	5,488	3.61%
Nontaxable investment securities, tax-equivalent basis (2)	9,917	248	5.04%	11,340	328	5.82%
Noncovered loans receivable (3)	1,044,869	29,515	5.70%	897,131	25,678	5.76%
Covered loans receivable	386,063	46,423	24.25%	638,675	55,681	17.53%
Total earning assets	2,228,458	81,220	7.35%	2,061,480	87,432	8.53%
Total nonearning assets	407,237			611,628
Total assets	$2,635,695			$2,673,108

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$342,381	$188.11%		$316,929	$196.12%
Savings & money market deposits	946,613	2,001.43%		1,083,827	2,715.50%
Time deposits less than $100,000	194,325	569.59%		248,507	1,187.96%
Time deposits $100,000 or greater	143,838	523.73%		193,382	1,018	1.06%
Brokered and wholesale time deposits	106,730	493.93%		38,604	193	1.01%
Notes Payable	3,788	215	11.45%	2,537	107	8.48%
Securities sold under agreements to repurchase and federal funds purchased	4,240	2.10%		3,166	2.13%
Total interest-bearing liabilities	1,741,915	3,991.46%		1,886,952	5,418.58%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	397,720			315,679
Other liabilities	67,647			59,468
Shareholders’ equity	428,413			411,009
Total liabilities and shareholders’ equity	$2,635,695			$2,673,108
Net interest income		$77,229			$82,014
Net interest spread			6.89%			7.95%
Net interest margin			6.99%			8.00%
Cost of funds			.38%			.49%
(1) Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis.  The taxable equivalent adjustments included above are $87,000 for the six months ended June 30, 2013 and $115,000 for June 30, 2012, respectively.
(3)   Includes average nonaccruing noncovered loans of $4.1 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively.  There are no nonaccrual covered loans.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2013 vs. June 30, 2012			June 30, 2013 vs. June 30, 2012
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Noncovered loans	$12,739	$(11,371)	$1,368	$10,672	$(6,835)	$3,837
Covered loans	(60,729)	54,325	(6,404)	(39,608)	30,350	(9,258)
Taxable investment securities	2,266	(2,693)	(427)	994	(2,013)	(1,019)
Nontaxable investment securities	(37)	(13)	(50)	(53)	(27)	(80)
Interest-bearing deposits in other financial institutions	127	32	159	288	20	308
Total interest income	(45,634)	40,280	(5,354)	(27,707)	21,495	(6,212)

Interest expense:
Total deposits	(137)	(517)	(654)	(345)	(1,190)	(1,535)
Notes payable	56	27	83	61	47	108
Securities sold under repurchase agreements and federal funds purchased	2	(2)	—	1	(1)	—
Total interest expense	(79)	(492)	(571)	(283)	(1,144)	(1,427)
Net interest income	$(45,555)	$40,772	$(4,783)	$(27,424)	$22,639	$(4,785)
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

We review our noncovered loan portfolio, consisting of loans that are not covered by loss share agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion above, under “Balance Sheet Review — Allowance for Loan Losses (ALL),” for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

We did not establish an allowance for loan losses at the date of each acquisition for the covered loans in our loan portfolio that we acquired under loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We evaluate the recorded investment in our covered loans and compare our actual losses to our estimated losses on a quarterly basis to determine whether additional provision is necessary. This quarterly re-estimation of cash flows expected to be collected is updated based on changes to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our re-estimated losses exceed the last estimated losses, we record a provision for loan losses in our consolidated statements of operations. In that event, due to the FDIC loss share agreements, we would bear a net expense between 5% and 20% of the estimated loss, depending upon the applicable loss share agreement to which the loss is related. Conversely, if expected cash flows improve from the last estimates, any previous impairment is partially or fully reversed and an adjustment to yield is recognized over the remaining life of the loan or pool of loans, as applicable.

We recorded a provision for loan losses on noncovered loans of $665,000 for the three months ended June 30, 2013, compared to $2.1 million for the three months ended June 30, 2012. We recorded a provision for loan losses on noncovered loans of $1.0 million for the six months ended June 30, 2013 compared to $3.7 million for the six months ended June 30, 2012. The amount of noncovered loan loss provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management's opinion, to sufficiently cover probable losses in the noncovered loan portfolio. Net recoveries on noncovered loans for the six months ended June 30, 2013 were $130,000, or .03% of average loans, compared to net charge-offs on noncovered loans of $550,000, or 1.51% of average loans for the six months ended June 30, 2012.

We recorded a provision for loan losses on covered loans of a negative $(1.3) million for the three months ended June 30, 2013 compared to $2.9 million for the three months ended June 30, 2012. We recorded a provision for loan losses on covered loans of a negative $(3.7) million for the six months ended June 30, 2013 compared to $1.6 million for the six months ended June 30, 2012. For both the three and six months ended June 30, 2013, we saw net improvements in expected cash flows on our covered loans from our original acquisition date estimates, which resulted in the full or partial reversal of previously recorded impairment on certain covered loans. This reversal of impairment on covered loans resulted in a negative provision for loan losses for the three and six months ended June 30, 2013.

Noninterest Income

Noninterest income totaled a negative $(16.5) million for the second quarter of 2013, down $14.8 million compared to the second quarter of 2012. Noninterest income totaled a negative $(29.2) million for the six months ended June 30, 2013, down $23.1 million compared to the same period in 2012. The following table presents the components of noninterest income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Amortization of FDIC receivable for loss share agreements	$(20,762)	$(4,007)	$(37,541)	$(11,018)
Service charges on deposits	1,284	1,199	2,499	2,411
Mortgage banking income	289	311	595	613
Gain on sale of investment securities	—	—	364	93
Gain on FHLB stock redemptions	—	434	—	434
Payroll fee income	705	—	1,537	—
ATM income	635	610	1,240	1,195
Other	1,311	(306)	2,110	182
Total noninterest income	$(16,538)	$(1,759)	$(29,196)	$(6,090)

Net amortization of the FDIC receivable totaled a negative $(20.8) million for the three months ended June 30, 2013 compared to a negative $(4.0) million for the three months ended June 30, 2012. Net amortization of the FDIC receivable totaled to a negative $(37.5) million for the six months ended June 30, 2013 compared to a negative $(11.0) million for the six months ended June 30, 2012. To the extent that currently estimated cash flows on covered loans are more than originally estimated and therefore projected losses are less than originally expected, the related reimbursements from the FDIC contemplated in the FDIC receivable are less, which produces amortization in noninterest income of the excess amount in the FDIC receivable. At the same time, lower projected losses cause loan accretion yields to increase over the remaining life of the applicable covered loans. The increase in amortization expense of the FDIC receivable is due to changes in assumptions during the quarterly re-estimation of cash flows and the short average remaining term of the loss share period.

Payroll fee income of $705,000 and $1.5 million for the three and six months ended June 30, 2013, respectively, was the result of the acquisition of the assets and business of Altera Payroll, Inc. during the fourth quarter of 2012.

Other income totaled $1.3 million for the three months ended June 30, 2013 compared to negative $(306,000) for the three months ended June 30, 2012. Other income totaled $2.1 million for the six months ended June 30, 2013 compared to $182,000 for the six months ended June 30, 2012. During the three months ended June 30, 2013, we recognized $455,000 in net gains on hedge ineffectiveness compared to $317,000 in net losses during the same period in 2012. We also recorded a one-time charge to loss on sale of other assets of $559,000 during the second quarter of 2012. For the six months ended June 30, 2013, we recognized $546,000 in net gains on hedge ineffectiveness compared to $356,000 in net losses during the same period in 2012. Also contributing to the change was the one-time charge to loss on sale of other assets that occurred during the second quarter of 2012. The hedge ineffectiveness during 2013 and 2012 was related to the interest rate swaps designated as fair value hedges.

Noninterest Expense

Noninterest expense totaled $25.5 million for the second quarter of 2013, up $3.5 million compared to the second quarter of 2012. Noninterest expense totaled $52.1 million for the six months ended June 30, 2013, up $7.5 million compared to the same period in 2012. The following table presents the components of noninterest expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Salaries and employee benefits	$15,547	$13,628	$32,942	$26,591
Occupancy and equipment	2,550	2,419	5,006	4,876
Legal and professional fees	1,280	2,173	2,881	3,690
Marketing	350	366	678	630
Federal insurance premiums and other regulatory fees	604	355	1,073	773
Loan collection and OREO costs	1,944	(42)	3,232	1,515
Data processing	1,504	1,336	2,941	3,200
Amortization of intangibles	369	276	739	522
Other	1,313	1,415	2,633	2,821
Total noninterest expense	$25,461	$21,926	$52,125	$44,618

Salaries and employee benefits is the single largest component of noninterest expense, which increased $1.9 million, or 14.1%, for the three months ended June 30, 2013 compared to the same period in 2012. The increase was primarily a result of severance expenses of $764,000 related to ongoing efficiency efforts and salary expenses of $493,000 related to Altera Payroll, Inc. Salaries and employee benefits increased $6.4 million, or 23.9%, for the six months ended June 30, 2013 compared to the same period in 2012. The increase was primarily a result of severance expenses of $2.4 million related to ongoing efficiency efforts, $1.4 million of expense reversal on a previously recorded incentive accrual, and salary expenses of $1.0 million related to Altera Payroll, Inc. The remaining increase from 2012 to 2013 is the full effect related to the addition of personnel, outside of salary expenses related to Altera Payroll, Inc.

Legal and professional fees decreased $893,000, or 41.1%, to $1.3 million for the three months ended June 30, 2013 compared to the same period in 2012. Legal and professional fees decreased $809,000, or 21.9%, to $2.9 million for the six months ended June 30, 2013 compared to the same period in 2012. Audit and accounting expense decreased $310,000 and $444,000, respectively, for the three and six months ended June 30, 2013 as compared to the same periods in 2012 due to fewer outsourced internal engagements. Consulting expense decreased $522,000 and $335,000 for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 due to a greater reliance on using internal resources rather than external consultants on various initiatives involving enhancing our customer relationship management technology.

FDIC insurance premiums and other regulatory fees increased $249,000, or 70.1%, to $604,000 for the three months ended June 30, 2013, compared to the same period in 2012. FDIC insurance premiums and other regulatory fees increased $300,000, or 38.8%, to $1.1 million for the six months ended June 30, 2013, compared to the same period in 2012. The increase in expenses for each period in 2013 is due to lower net income and capital levels at the Bank as a result of dividends paid to the Company.

Loan collection and OREO costs increased $2.0 million to $1.9 million for the three months ended June 30, 2013 as compared to the same period in 2012. Loan collection and OREO costs increased $1.7 million to $3.2 million for the six months ended June 30, 2013 as compared to the same period in 2012. The increases in expenses for both periods in 2013 is largely attributable to a lower amount of gains realized on disposal of other real estate owned as well as the write-off of expenses previously recorded as a receivable from the FDIC under loss share agreements that were determined to be uncollectible from the FDIC.

Income Taxes

       Income tax expense is composed of both state and federal income tax expense. Income tax expense declined $6.5 million for the three months ended June 30, 2013, compared to the same period in 2012. Income tax expense declined $10.2 million for the six months ended June 30, 2013, compared to the same period in 2012. The declines in income tax expense for both periods are a result of a decrease in taxable income, as well as, steps taken by management to utilize various available tax credits to reduce state income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of June 30, 2013, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Form of Director Restricted Stock Agreement

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v)  Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.(*)

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

August 9, 2013	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

August 9, 2013	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

10.1	Form of Director Restricted Stock Agreement
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v)  Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements. *

*   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.