Form 10-Q
period 2013-09-30
STATE BANK FINANCIAL CORP
filed 2013-11-08
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, as of November 8, 2013 was 32,076,645

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

PART I

Item 1. Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$7,888	$9,974
Interest-bearing deposits in other financial institutions	399,267	433,483
Cash and cash equivalents	407,155	443,457
Investment securities available-for-sale	374,838	303,901
Loans receivable:
Noncovered under FDIC loss share agreements	1,164,854	985,502
Covered under FDIC loss share agreements	290,077	474,713
Allowance for loan losses (noncovered loans)	(16,427)	(14,660)
Allowance for loan losses (covered loans)	(12,075)	(55,478)
Net loans	1,426,429	1,390,077
Mortgage loans held for sale	885	4,853
Other real estate owned:
Noncovered under FDIC loss share agreements	974	1,115
Covered under FDIC loss share agreements	51,651	45,062
Premises and equipment, net	33,988	35,364
Goodwill	10,381	10,381
Other intangibles, net	2,150	3,188
FDIC receivable for loss share agreements	156,549	355,325
Other assets	62,101	68,311
Total assets	$2,527,101	$2,661,034
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$420,269	$387,450
Interest-bearing deposits	1,629,642	1,760,986
Total deposits	2,049,911	2,148,436
Securities sold under agreements to repurchase	1,082	4,755
Notes payable	5,690	2,523
Other liabilities	41,825	75,104
Total liabilities	2,098,508	2,230,818
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2013 and 2012, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,076,645 and 31,908,665 shares issued and outstanding in 2013 and 2012, respectively	321	319
Additional paid-in capital	295,023	293,963
Retained earnings	127,858	127,406
Accumulated other comprehensive income, net of tax	5,391	8,528
Total shareholders' equity	428,593	430,216
Total liabilities and shareholders' equity	$2,527,101	$2,661,034

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Income (Unaudited) (Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Interest income:
Noncovered loans, including fees	$15,800	$14,729	$45,315	$40,407
Accretion income on covered loans	27,978	18,893	74,401	74,574
Investment securities:
Taxable	2,227	2,583	6,748	8,136
Tax-exempt	47	79	156	227
Deposits with other financial institutions	313	185	878	442
Total interest income	46,365	36,469	127,498	123,786
Interest expense:
Deposits	1,815	2,180	5,589	7,489
Notes payable	165	54	380	161
Federal funds purchased and repurchase agreements	1	1	3	3
Total interest expense	1,981	2,235	5,972	7,653
Net interest income	44,384	34,234	121,526	116,133
Provision for loan losses (noncovered loans)	905	1,050	1,920	4,710
Provision for loan losses (covered loans)	(636)	5,441	(4,309)	7,060
Net interest income after provision for loan losses	44,115	27,743	123,915	104,363
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(18,971)	(6,291)	(56,512)	(17,309)
Service charges on deposits	1,353	1,298	3,852	3,709
Mortgage banking income	260	255	855	868
Gain on sale of investment securities	717	—	1,081	93
Gain on FHLB stock redemptions	—	101	—	535
Payroll fee income	727	—	2,264	—
ATM income	604	611	1,844	1,806
Other	810	737	2,920	919
Total noninterest income	(14,500)	(3,289)	(43,696)	(9,379)
Noninterest expense:
Salaries and employee benefits	14,794	12,811	47,736	39,402
Occupancy and equipment	2,431	2,469	7,437	7,345
Legal and professional fees	954	1,265	3,835	4,955
Marketing	457	573	1,135	1,203
Federal insurance premiums and other regulatory fees	939	378	2,012	1,151
Loan collection and OREO costs	374	(484)	3,606	1,031
Data processing	1,551	1,196	4,492	4,396
Amortization of intangibles	299	256	1,038	778
Other	1,325	1,371	3,958	4,192
Total noninterest expense	23,124	19,835	75,249	64,453
Income before income taxes	6,491	4,619	4,970	30,531
Income tax expense	2,142	1,261	1,640	11,004
Net income	$4,349	$3,358	$3,330	$19,527
Basic net income per share	$.14	$.11	$.10	$.62
Diluted net income per share	$.13	$.10	$.10	$.60
Cash dividends declared per common share	$.03	$.03	$.09	$.03
Weighted Average Shares Outstanding:
Basic	31,998,901	31,654,046	31,942,470	31,626,511
Diluted	33,296,650	32,808,726	33,215,846	32,793,460

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net income	$4,349	$3,358	$3,330	$19,527
Other comprehensive income:
Net change in unrealized gains (losses)	(854)	8,753	(3,616)	18,955
Reclassification adjustment for net gains realized and included in earnings	(705)	—	(1,066)	(93)
Other comprehensive income (loss), before income taxes	(1,559)	8,753	(4,682)	18,862
Income tax expense (benefit)	(514)	3,291	(1,545)	7,092
Total other comprehensive income (loss)	(1,045)	5,462	(3,137)	11,770
Comprehensive income	$3,304	$8,820	$193	$31,297

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(Dollars in Thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288
Exercise of stock warrants	—	14,002	1	133	—	—	134
Share-based compensation	—	—	—	486	—	—	486
Repurchase of stock warrants	(26,544)	—	—	(55)	—	—	(55)
Restricted stock awards activity	—	161,500	1	(1)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	11,770	11,770
Dividends declared	—	—	—	—	(952)	—	(952)
Net income	—	—	—	—	19,527	—	19,527
Balance, September 30, 2012	2,660,283	31,896,738	$319	$293,637	$125,149	$9,093	$428,198

Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216
Exercise of stock warrants	(15,000)	11,666	—	100	—	—	100
Share-based compensation	—	—	—	966	—	—	966
Repurchase of stock warrants	(1,459)	—	—	(4)	—	—	(4)
Restricted stock awards activity	—	156,314	2	(2)	—	—	—
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(3,137)	(3,137)
Dividends declared	—	—	—	—	(2,878)	—	(2,878)
Net income	—	—	—	—	3,330	—	3,330
Balance, September 30, 2013	2,623,824	32,076,645	$321	$295,023	$127,858	$5,391	$428,593

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended
	September 30
	2013	2012
Cash Flows from Operating Activities
Net income	$3,330	$19,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	2,230	2,241
Accretion on investment securities available-for-sale	(249)	(1,230)
Amortization of intangible assets	1,038	778
Provision for loan losses	(2,389)	11,770
Accretion of premiums and discounts on acquisitions, net	(17,889)	(57,265)
Loss on sale of other real estate owned	229	363
Writedowns of other real estate owned	16,135	26,115
Decrease (increase) in FDIC receivable for covered losses	4,811	(32,075)
Funds collected from FDIC	103,057	216,567
Deferred income taxes	(48,217)	14,299
Proceeds from sales of mortgage loans held for sale	38,774	41,009
Originations of mortgage loans held for sale	(34,824)	(36,978)
Gains on investment securities available-for-sale	(1,081)	(93)
Decrease in prepaid FDIC assessments	4,086	881
Net change in cash surrender value of life insurance	(1,021)	(1,047)
Share-based compensation expense	966	486
Accrued income taxes	22,599	500
Changes in other assets, net	(3,233)	(3,330)
Changes in other liabilities, net	4,806	(546)
Net cash provided by operating activities	93,158	201,972
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(161,271)	(58,465)
Proceeds from sales, calls, maturities and paydowns of investment securities available-for-sale	85,932	116,502
Loans to customers, net of repayments	(4,124)	(12,147)
Redemptions of Federal Home Loan Bank stock	—	5,897
Net purchases of premises and equipment	(1,163)	(3,764)
Proceeds from sales of other real estate owned	56,146	61,515
Net cash (used in) provided by investing activities	(24,480)	109,538

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statement of Cash Flows (Continued) (Unaudited) (Dollars in Thousands)

	Nine Months Ended
	September 30
	2013	2012
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	32,819	70,574
Net decrease in interest-bearing customer deposits	(131,344)	(244,741)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(3,673)	(4,142)
Repurchase of stock warrants	(4)	(55)
Exercise of stock warrants	100	134
Dividends declared	(2,878)	(952)
Net cash used in financing activities	(104,980)	(179,182)
Net (decrease) increase in cash and cash equivalents	(36,302)	132,328
Cash and cash equivalents, beginning	443,457	219,855
Cash and cash equivalents, ending	$407,155	$352,183
Cash Received During the Period for:
Interest income on loans	$45,640	$42,239
Cash Paid During the Period for:
Interest expense	$6,122	$8,879
Income taxes	$29,375	$1,000
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities and derivative financial instruments accounted for as cash flow hedges, net of tax	$(3,137)	$11,770
Transfers of loans to other real estate owned	$78,958	$60,774

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 3: Investment Securities

The amortized cost and fair value of securities classified as available-for-sale are as follows (in thousands):

	September 30, 2013				December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$79,905	$330	$74	$80,161	$59,101	$1,423	$16	$60,508
States and political subdivisions	9,341	35	1	9,375	11,726	406	—	12,132
Residential mortgage-backed securities-nonagency	115,770	7,134	18	122,886	131,183	8,875	297	139,761
Residential mortgage-backed securities-agency	71,499	559	1,113	70,945	36,349	1,202	29	37,522
Collateralized mortgage obligations	90,883	1,036	503	91,416	52,024	1,459	—	53,483
Corporate securities	—	—	—	—	398	97	—	495
Equity securities	51	4	—	55	—	—	—	—
Total investment securities available-for-sale	$367,449	$9,098	$1,709	$374,838	$290,781	$13,462	$342	$303,901

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale debt securities at September 30, 2013 by contractual maturities are summarized in the table below (in thousands). Expected maturities for mortgage-backed securities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties. Therefore, these securities are not presented by contractual maturities.

	Amortized Cost (1)	Fair Value (1)
Due within one year	$753	$766
Due from one year to five years	52,071	52,259
Due from five years to ten years	13,116	13,141
Due after ten years	23,306	23,370
Residential mortgage-backed securities (nonagency and agency) and collateralized mortgage obligations	278,152	285,247
	$367,398	$374,783
(1) Equity securities are excluded from this table as they have no contractual maturity date.

The following table provides information regarding securities with unrealized losses (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2013
Investment securities available-for-sale:
U.S. Government securities	$43,071	$74	$—	$—	$43,071	$74
States and political subdivisions	699	1	—	—	699	1
Residential mortgage-backed-nonagency	—	—	967	18	967	18
Residential mortgage-backed-agency	49,586	1,113	—	—	49,586	1,113
Collateralized mortgage obligations	51,431	503	—	—	51,431	503
Equity securities	—	—	—	—	—	—
Total	$144,787	$1,691	$967	$18	$145,754	$1,709

December 31, 2012
Investment securities available-for-sale:
U.S. Government securities	$10,278	$16	$—	$—	$10,278	$16
Residential mortgage-backed-nonagency	—	—	10,342	297	10,342	297
Residential mortgage-backed-agency	5,119	29	—	—	5,119	29
Total	$15,397	$45	$10,342	$297	$25,739	$342

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had residential mortgage-backed-nonagency securities with aggregate fair values of $967,000 at September 30, 2013 and $10.3 million at December 31, 2012 which had continuous unrealized losses of $18,000 and $297,000, respectively, for 12 months or more. At September 30, 2013, the Company held 32 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The analysis differs depending upon the type of investment security being analyzed. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. The Company's nonagency portfolio is tested quarterly for OTTI by the use of cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of September 30, 2013, there was no intent to sell any of the securities available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

Sales and calls of securities available-for-sale are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Proceeds from sales and calls	$18,214	$—	$21,636	$11,630

Gross gains on securities available-for-sale	$717	$—	$1,081	$93
Gross losses on securities available-for-sale	—	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$717	$—	$1,081	$93

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $91.8 million and $126.6 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements, net counterparty exposure and certain borrowing arrangements.

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

Noncovered loans are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Construction, land & land development	$285,855	$230,448
Other commercial real estate	552,579	457,729
Total commercial real estate	838,434	688,177
Commercial & industrial	27,573	35,390
Owner-occupied real estate	181,882	172,445
Total commercial & industrial	209,455	207,835
Residential real estate	63,386	43,179
Consumer & other	53,579	46,311
Total noncovered loans	1,164,854	985,502
Allowance for loan losses	(16,427)	(14,660)
Total noncovered loans, net	$1,148,427	$970,842

The table above includes net deferred loan fees that totaled approximately $3.6 million and $2.1 million at September 30, 2013 and December 31, 2012, respectively.

Covered loans, net of related discounts, are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Construction, land & land development	$40,268	$81,288
Other commercial real estate	77,040	139,010
Total commercial real estate	117,308	220,298
Commercial & industrial	6,378	14,859
Owner-occupied real estate	55,723	86,612
Total commercial & industrial	62,101	101,471
Residential real estate	109,806	142,032
Consumer & other	862	10,912
Total covered loans	290,077	474,713
Allowance for loan losses	(12,075)	(55,478)
Total covered loans, net	$278,002	$419,235

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of covered loans are presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Balance, beginning of period	$316,053	$620,105	$419,235	$752,877
Accretion of fair value discounts	27,978	18,893	74,401	74,574
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(71,584)	(153,338)	(259,037)	(333,722)
Change in the allowance for loan losses on covered loans	5,555	20,935	43,403	12,866
Balance, end of period	$278,002	$506,595	$278,002	$506,595

Covered loans are reported at their recorded investment excluding the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements. Subsequent decreases in the amount of cash expected to be collected from the borrower result in a provision for loan losses, an increase in the allowance for loan losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value. Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and a downward adjustment to the FDIC receivable, or a prospective increase in the accretable discount on the covered loans if no provision for loan losses had been recorded. The accretable discount is accreted into interest income over the estimated lives of the loans on a level yield basis.

Changes in the value of the accretable discount allocated by acquired bank are presented in the following tables as of the dates indicated (in thousands):

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
September 30, 2013
Balance, beginning of period	$101,782	$41,008	$2,531	$16,653	$50,980	$26,014	$18,014	$256,982
Accretion	(9,181)	(7,046)	(273)	(1,148)	(2,916)	(2,565)	(4,849)	(27,978)
Transfers to accretable discount and exit events, net	(5,402)	4,284	149	352	(3,272)	4,018	1,002	1,131
Balance, end of period	$87,199	$38,246	$2,407	$15,857	$44,792	$27,467	$14,167	$230,135

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
September 30, 2012
Balance, beginning of period	$92,891	$48,093	$3,007	$7,724	$14,714	$25,512	$20,424	$212,365
Accretion	(7,190)	(5,142)	(397)	(1,483)	(576)	(1,274)	(2,831)	(18,893)
Transfers to accretable discount and exit events, net	(9,098)	(2,152)	(581)	1,219	1,280	393	(2,713)	(11,652)
Balance, end of period	$76,603	$40,799	$2,029	$7,460	$15,418	$24,631	$14,880	$181,820

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
September 30, 2013
Balance, beginning of period	$76,975	$33,434	$1,863	$7,945	$14,451	$23,439	$14,697	$172,804
Accretion	(31,189)	(15,946)	(828)	(2,997)	(7,851)	(6,419)	(9,171)	(74,401)
Transfers to accretable discount and exit events, net	41,413	20,758	1,372	10,909	38,192	10,447	8,641	131,732
Balance, end of period	$87,199	$38,246	$2,407	$15,857	$44,792	$27,467	$14,167	$230,135

Nine Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
September 30, 2012
Balance, beginning of period	$97,164	$49,866	$6,822	$9,532	$24,860	$18,212	$24,241	$230,697
Accretion	(32,152)	(19,085)	(2,984)	(7,369)	(4,150)	(3,613)	(5,221)	(74,574)
Transfers to accretable discount and exit events, net	11,591	10,018	(1,809)	5,297	(5,292)	10,032	(4,140)	25,697
Balance, end of period	$76,603	$40,799	$2,029	$7,460	$15,418	$24,631	$14,880	$181,820

The change in the accretable discount is a result of the Company's review and re-estimation of expected cash flows and loss assumptions on covered loans using a detailed analytics system focusing on expected cash flows and enhanced historical loss data as the covered loan portfolios season.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Allowance for Loan Losses (ALL)

The following tables present the Company’s loan loss experience on noncovered and covered loans for the periods indicated (in thousands):

	Three Months Ended September 30
	2013			2012
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$15,805	$17,630	$33,435	$13,317	$67,346	$80,663
Loans charged-off	(330)	(11,027)	(11,357)	(112)	(48,466)	(48,578)
Recoveries of loans previously charged off	47	14,030	14,077	75	328	403
Net (charge-offs) recoveries	(283)	3,003	2,720	(37)	(48,138)	(48,175)
Provision for loan losses	905	(8,558)	(7,653)	1,050	27,203	28,253
Amount attributable to FDIC loss share agreements	—	7,922	7,922	—	(21,762)	(21,762)
Total provision for loan losses charged to operations	905	(636)	269	1,050	5,441	6,491
Provision for loan losses recorded through the FDIC loss share receivable	—	(7,922)	(7,922)	—	21,762	21,762
Balance, end of period	$16,427	$12,075	$28,502	$14,330	$46,411	$60,741

	Nine Months Ended September 30
	2013			2012
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$14,660	$55,478	$70,138	$10,207	$59,277	$69,484
Loans charged-off	(350)	(30,953)	(31,303)	(667)	(55,495)	(56,162)
Recoveries of loans previously charged off	197	26,255	26,452	80	7,289	7,369
Net (charge-offs) recoveries	(153)	(4,698)	(4,851)	(587)	(48,206)	(48,793)
Provision for loan losses	1,920	(38,705)	(36,785)	4,710	35,340	40,050
Amount attributable to FDIC loss share agreements	—	34,396	34,396	—	(28,280)	(28,280)
Total provision for loan losses charged to operations	1,920	(4,309)	(2,389)	4,710	7,060	11,770
Provision for loan losses recorded through the FDIC loss share receivable	—	(34,396)	(34,396)	—	28,280	28,280
Balance, end of period	$16,427	$12,075	$28,502	$14,330	$46,411	$60,741

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
September 30, 2013
Allowance for loan losses:
Beginning balance	$10,377	$3,425	$850	$1,153	$15,805
Charge-offs	(155)	(153)	(16)	(6)	(330)
Recoveries	23	—	3	21	47
Provision	816	48	145	(104)	905
Ending balance	$11,061	$3,320	$982	$1,064	$16,427

Nine Months Ended
September 30, 2013
Allowance for loan losses:
Beginning balance	$9,495	$3,103	$1,050	$1,012	$14,660
Charge-offs	(156)	(163)	(17)	(14)	(350)
Recoveries	160	6	5	26	197
Provision	1,562	374	(56)	40	1,920
Ending balance	$11,061	$3,320	$982	$1,064	$16,427
Ending allowance attributable to loans:
Individually evaluated for impairment	$123	$141	$43	$19	$326
Collectively evaluated for impairment	10,938	3,179	939	1,045	16,101
Total ending allowance balance	$11,061	$3,320	$982	$1,064	$16,427

Loans:
Loans individually evaluated for impairment	$1,328	$367	$1,195	$38	$2,928
Loans collectively evaluated for impairment	837,106	209,088	62,191	53,541	1,161,926
Total loans	$838,434	$209,455	$63,386	$53,579	$1,164,854

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Year Ended
December 31, 2012
Ending allowance attributable to loans:
Individually evaluated for impairment	$743	$217	$359	$17	$1,336
Collectively evaluated for impairment	8,752	2,886	691	995	13,324
Total ending allowance balance	$9,495	$3,103	$1,050	$1,012	$14,660

Loans:
Loans individually evaluated for impairment	$2,864	$493	$1,402	$33	$4,792
Loans collectively evaluated for impairment	685,313	207,342	41,777	46,278	980,710
Total loans	$688,177	$207,835	$43,179	$46,311	$985,502

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
September 30, 2012
Allowance for loan losses:
Beginning balance	$8,434	$3,750	$804	$329	$13,317
Charge-offs	(57)	(53)	—	(2)	(112)
Recoveries	72	2	1	—	75
Provision	1,124	(567)	86	407	1,050
Ending balance	$9,573	$3,132	$891	$734	$14,330

Nine Months Ended
September 30, 2012
Allowance for loan losses:
Beginning balance	$6,470	$2,848	$561	$328	$10,207
Charge-offs	(510)	(75)	(73)	(9)	(667)
Recoveries	73	4	1	2	80
Provision	3,540	355	402	413	4,710
Ending balance	$9,573	$3,132	$891	$734	$14,330
Ending allowance attributable to loans:
Individually evaluated for impairment	$1,029	$148	$361	$16	$1,554
Collectively evaluated for impairment	8,544	2,984	530	718	12,776
Total ending allowance balance	$9,573	$3,132	$891	$734	$14,330

Loans:
Loans individually evaluated for impairment	$3,713	$297	$1,373	$31	$5,414
Loans collectively evaluated for impairment	657,600	196,847	40,141	37,329	931,917
Total loans	$661,313	$197,144	$41,514	$37,360	$937,331

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
September 30, 2013
Allowance for loan losses:
Beginning balance	$10,652	$3,671	$3,230	$77	$17,630
Charge-offs	(7,127)	(2,720)	(641)	(539)	(11,027)
Recoveries	7,427	2,650	2,765	1,188	14,030
Provision for loan losses before amount attributable to FDIC loss share agreements	(4,095)	(841)	(2,984)	(638)	(8,558)
Amount attributable to FDIC loss share agreements	3,791	779	2,762	590	7,922
Total provision for loan losses charged to operations	(304)	(62)	(222)	(48)	(636)
Provision for loan losses recorded through the FDIC loss share receivable	(3,791)	(779)	(2,762)	(590)	(7,922)
Ending balance	$6,857	$2,760	$2,370	$88	$12,075

Nine Months Ended
September 30, 2013
Allowance for loan losses:
Beginning balance	$32,642	$993	$21,189	$654	$55,478
Charge-offs	(22,193)	(5,498)	(2,502)	(760)	(30,953)
Recoveries	14,486	5,985	4,377	1,407	26,255
Provision for loan losses before amount attributable to FDIC loss share agreements	(18,078)	1,280	(20,694)	(1,213)	(38,705)
Amount attributable to FDIC loss share agreements	16,289	(1,169)	18,201	1,075	34,396
Total provision for loan losses charged to operations	(1,789)	111	(2,493)	(138)	(4,309)
Provision for loan losses recorded through the FDIC loss share receivable	(16,289)	1,169	(18,201)	(1,075)	(34,396)
Ending balance	$6,857	$2,760	$2,370	$88	$12,075
Ending allowance attributable to loans:
Individually evaluated for impairment	$5,997	$2,088	$1,410	$73	$9,568
Collectively evaluated for impairment	860	672	960	15	2,507
Total ending allowance balance	$6,857	$2,760	$2,370	$88	$12,075

Loans:
Loans individually evaluated for impairment	$64,552	$19,691	$14,453	$282	$98,978
Loans collectively evaluated for impairment	52,756	42,410	95,353	580	191,099
Total loans	$117,308	$62,101	$109,806	$862	$290,077

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Year Ended
December 31, 2012
Ending allowance attributable to loans:
Individually evaluated for impairment	$17,251	$5,117	$4,476	$654	$27,498
Collectively evaluated for impairment	15,391	(4,124)	16,713	—	27,980
Total ending allowance balance	$32,642	$993	$21,189	$654	$55,478

Loans:
Loans individually evaluated for impairment	$102,844	$22,603	$13,760	$10,535	$149,742
Loans collectively evaluated for impairment	117,454	78,868	128,272	377	324,971
Total loans	$220,298	$101,471	$142,032	$10,912	$474,713

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
September 30, 2012
Allowance for loan losses:
Beginning balance	$46,097	$5,796	$15,855	$(402)	$67,346
Charge-offs	(40,836)	(3,452)	(3,987)	(191)	(48,466)
Recoveries	280	47	1	—	328
Provision for loan losses before amount attributable to FDIC loss share agreements	23,079	655	4,128	(659)	27,203
Amount attributable to FDIC loss share agreements	(18,463)	(524)	(3,302)	527	(21,762)
Total provision for loan losses charged to operations	4,616	131	826	(132)	5,441
Provision for loan losses recorded through the FDIC loss share receivable	18,463	524	3,302	(527)	21,762
Ending balance	$28,620	$3,046	$15,997	$(1,252)	$46,411

Nine Months Ended
September 30, 2012
Allowance for loan losses:
Beginning balance	$37,332	$7,573	$14,372	$—	$59,277
Charge-offs	(47,493)	(3,761)	(4,037)	(204)	(55,495)
Recoveries	6,781	340	168	—	7,289
Provision for loan losses before benefit attributable to FDIC loss share agreements	32,000	(1,106)	5,494	(1,048)	35,340
Amount attributable to FDIC loss share agreements	(25,607)	885	(4,397)	839	(28,280)
Total provision for loan losses charged to operations	6,393	(221)	1,097	(209)	7,060
Provision for loan losses recorded through the FDIC loss share receivable	25,607	(885)	4,397	(839)	28,280
Ending balance	$28,620	$3,046	$15,997	$(1,252)	$46,411
Ending allowance attributable to loans:
Individually evaluated for impairment	$18,689	$5,128	$5,492	$362	$29,671
Collectively evaluated for impairment	9,931	(2,082)	10,505	(1,614)	16,740
Total ending allowance balance	$28,620	$3,046	$15,997	$(1,252)	$46,411

Loans:
Loans individually evaluated for impairment	$104,345	$33,879	$16,745	$10,596	$165,565
Loans collectively evaluated for impairment	159,349	87,553	139,623	916	387,441
Total loans	$263,694	$121,432	$156,368	$11,512	$553,006

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

As of September 30, 2013, the Company individually reviewed covered loans totaling $99.0 million, of which $28.9 million were identified as having deteriorated from management's initial performance expectations, resulting in allowance attributable to these loans of $5.8 million. As of September 30, 2013, the Company also evaluated $191.1 million of covered loans as part of their respective pools, of which $244,000 were identified as having deteriorated from management's initial performance expectations, resulting in an allowance attributable to these loans of $2,000.

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

Impaired noncovered loans, segregated by class of loans, as of September 30, 2013 are as follows (in thousands):

				Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$—	$—	$—	$—
Other commercial real estate	1,305	847	—	899	—	983	—
Total commercial real estate	1,305	847	—	899	—	983	—
Commercial & industrial	—	—	—	—	—	—	—
Owner-occupied real estate	89	84	—	84	—	84	—
Total commercial & industrial	89	84	—	84	—	84	—
Residential real estate	948	914	—	922	—	928	—
Consumer & other	—	—	—	—	—	—	—
Subtotal	2,342	1,845	—	1,905	—	1,995	—
With related allowance recorded:
Construction, land & land development	533	301	33	298	—	319	—
Other commercial real estate	180	180	90	193	—	392	—
Total commercial real estate	713	481	123	491	—	711	—
Commercial & industrial	283	283	141	297	—	359	—
Owner-occupied real estate	—	—	—	—	—	—	—
Total commercial & industrial	283	283	141	297	—	359	—
Residential real estate	295	281	43	280	1	394	4
Consumer & other	40	38	19	43	—	46	—
Subtotal	1,331	1,083	326	1,111	1	1,510	4
Total impaired loans	$3,673	$2,928	$326	$3,016	$1	$3,505	$4
(1) The average recorded investment for troubled debt restructurings for the three and nine months ended September 30, 2013 was $74,000 and $75,000, respectively.
(2) The total interest income recognized on troubled debt restructurings for the three and nine months ended September 30, 2013 was $1,000 and $2,000, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired noncovered loans, segregated by class of loans, as of December 31, 2012 are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized (2)

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$—	$—
Other commercial real estate	826	550	—	584	—
Total commercial real estate	826	550	—	584	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer & other	—	—	—	—	—
Subtotal	826	550	—	584	—
With related allowance recorded:
Construction, land & land development	756	331	166	350	—
Other commercial real estate	2,325	1,983	577	2,618	55
Total commercial real estate	3,081	2,314	743	2,968	55
Commercial & industrial	367	326	163	197	—
Owner-occupied real estate	167	167	54	112	1
Total commercial & industrial	534	493	217	309	1
Residential real estate	1,464	1,402	359	1,301	23
Consumer & other	33	33	17	43	1
Subtotal	5,112	4,242	1,336	4,621	80
Total impaired loans	$5,938	$4,792	$1,336	$5,205	$80
(1) The average recorded investment for troubled debt restructurings was $2.4 million for the year ended December 31, 2012.
(2) The total interest income recognized on troubled debt restructurings was $74,000 for the year ended December 31, 2012.

The following table presents the recorded investment in noncovered nonaccrual loans by loan class for the periods indicated (in thousands):

	September 30, 2013	December 31, 2012
Construction, land & land development	$301	$331
Other commercial real estate	1,027	1,350
Total commercial real estate	1,328	1,681
Commercial & industrial	283	326
Owner-occupied real estate	84	167
Total commercial & industrial	367	493
Residential real estate	1,121	1,326
Consumer & other	38	33
Total	$2,854	$3,533

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due noncovered loans, by class of loans, as of September 30, 2013 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$40	$295	$335	$285,520	$285,855	$—
Other commercial real estate	—	180	180	552,399	552,579	—
Total commercial real estate	40	475	515	837,919	838,434	—
Commercial & industrial	—	117	117	27,456	27,573	—
Owner-occupied real estate	—	84	84	181,798	181,882	—
Total commercial & industrial	—	201	201	209,254	209,455	—
Residential real estate	302	45	347	63,039	63,386	—
Consumer & other	93	20	113	53,466	53,579	—
Total	$435	$741	$1,176	$1,163,678	$1,164,854	$—

The following table presents an analysis of past due noncovered loans, by class of loans, as of December 31, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$44	$324	$368	$230,080	$230,448	$—
Other commercial real estate	1,298	763	2,061	455,668	457,729	—
Total commercial real estate	1,342	1,087	2,429	685,748	688,177	—
Commercial & industrial	—	277	277	35,113	35,390	—
Owner-occupied real estate	100	167	267	172,178	172,445	—
Total commercial & industrial	100	444	544	207,291	207,835	—
Residential real estate	81	346	427	42,752	43,179	—
Consumer & other	243	14	257	46,054	46,311	—
Total	$1,766	$1,891	$3,657	$981,845	$985,502	$—

The following table presents an analysis of past due covered loans, by class of loans, as of September 30, 2013 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$791	$21,111	$21,902	$18,366	$40,268
Other commercial real estate	7,467	14,213	21,680	55,360	77,040
Total commercial real estate	8,258	35,324	43,582	73,726	117,308
Commercial & industrial	12	1,683	1,695	4,683	6,378
Owner-occupied real estate	3,283	9,774	13,057	42,666	55,723
Total commercial & industrial	3,295	11,457	14,752	47,349	62,101
Residential real estate	3,631	10,894	14,525	95,281	109,806
Consumer & other	4	340	344	518	862
Total	$15,188	$58,015	$73,203	$216,874	$290,077

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due covered loans, by class of loans, as of December 31, 2012 (in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$1,628	$58,104	$59,732	$21,556	$81,288
Other commercial real estate	7,297	49,505	56,802	82,208	139,010
Total commercial real estate	8,925	107,609	116,534	103,764	220,298
Commercial & industrial	905	4,414	5,319	9,540	14,859
Owner-occupied real estate	7,421	19,288	26,709	59,903	86,612
Total commercial & industrial	8,326	23,702	32,028	69,443	101,471
Residential real estate	10,173	25,319	35,492	106,540	142,032
Consumer & other	10,375	477	10,852	60	10,912
Total	$37,799	$157,107	$194,906	$279,807	$474,713

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

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of September 30, 2013 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$210,264	$527,739	$25,457	$152,796	$58,962	$53,349	$1,028,567
Watch	72,313	23,619	1,385	21,397	2,666	136	121,516
OAEM	2,937	194	337	6,885	130	—	10,483
Substandard	341	1,027	394	804	1,628	94	4,288
Doubtful	—	—	—	—	—	—	—
Total	$285,855	$552,579	$27,573	$181,882	$63,386	$53,579	$1,164,854

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of December 31, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$157,955	$425,893	$33,097	$154,729	$36,039	$45,901	$853,614
Watch	65,540	28,259	1,789	17,243	5,403	246	118,480
OAEM	6,579	300	30	237	73	26	7,245
Substandard	374	3,277	474	236	1,664	138	6,163
Doubtful	—	—	—	—	—	—	—
Total	$230,448	$457,729	$35,390	$172,445	$43,179	$46,311	$985,502

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

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of September 30, 2013 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$4,368	$17,592	$1,485	$17,120	$44,767	$411	$85,743
Watch	5,102	16,267	627	12,074	18,090	64	52,224
OAEM	513	13,612	49	7,868	2,061	3	24,106
Substandard	29,521	29,503	4,012	18,615	44,158	368	126,177
Doubtful	764	66	205	46	730	16	1,827
Total	$40,268	$77,040	$6,378	$55,723	$109,806	$862	$290,077

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of December 31, 2012 (in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$7,219	$20,243	$4,686	$31,824	$58,414	$380	$122,766
Watch	8,482	20,363	1,231	16,633	17,975	159	64,843
OAEM	718	23,121	789	10,063	5,708	8	40,407
Substandard	64,869	75,283	4,045	28,092	54,681	9,960	236,930
Doubtful	—	—	4,108	—	5,254	405	9,767
Total	$81,288	$139,010	$14,859	$86,612	$142,032	$10,912	$474,713

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total noncovered troubled debt restructurings (TDRs) were $956,000 as of September 30, 2013 and $2.2 million at December 31, 2012. Acquired and covered impaired loans modified post-acquisition are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

No noncovered loans were modified under the terms of a TDR during the three and nine months ended September 30, 2013. Noncovered loans modified under the terms of a TDR during the three and nine months ended September 30, 2012 are presented below (in thousands):

	September 30, 2013			September 30, 2012
Three Months Ended	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction, land & land development	—	$—	$—	1	$7	$7
Other commercial real estate	—	—	—	1	1,206	1,206
Total commercial real estate	—	—	—	2	1,213	1,213
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Total Loans	—	$—	$—	2	$1,213	$1,213

	September 30, 2013			September 30, 2012
Nine Months Ended	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction, land & land development	—	$—	$—	1	$7	$7
Other commercial real estate	—	—	—	1	1,206	1,206
Total commercial real estate	—	—	—	2	1,213	1,213
Commercial & industrial	—	—	—	1	7	7
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	—	—	—	1	7	7
Residential real estate	—	—	—	1	77	77
Consumer & Other	—	—	—	—	—	—
Total Loans	—	$—	$—	4	$1,297	$1,297

During the three and nine months ended September 30, 2013, there were no noncovered TDRs that subsequently defaulted within twelve months of their modification dates. During the three and nine months ended September 30, 2012, there was one noncovered TDR totaling $260,000 that subsequently defaulted within twelve months of its modification date.

The Company allocated $14,000 and $79,000 to the noncovered allowance for loan losses for identified TDRs as of September 30, 2013 and 2012, respectively. The Company had no unfunded commitment obligations to lend to customers that underwent troubled debt restructuring as of September 30, 2013 and 2012.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Other Real Estate Owned

The following is a summary of transactions in other real estate owned not covered by loss share agreements (noncovered) and covered under loss share agreements with the FDIC (covered) for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Noncovered other real estate owned	2013	2012	2013	2012
Balance, beginning of period	$1,097	$976	$1,115	$1,210
Other real estate acquired through foreclosure of loans receivable	55	210	1,075	231
Other real estate sold	(50)	(286)	(813)	(450)
Write down of other real estate	(128)	(8)	(403)	(99)
Balance, end of period	$974	$892	$974	$892

	Three Months Ended		Nine Months Ended
	September 30		September 30
Covered other real estate owned	2013	2012	2013	2012
Balance, beginning of period	$52,345	$60,334	$45,062	$84,496
Other real estate acquired through foreclosure of loans receivable	27,040	18,983	77,883	60,543
Other real estate sold	(22,255)	(22,957)	(55,562)	(61,428)
Write down of other real estate	(5,479)	1,235	(15,732)	(26,016)
Balance, end of period	$51,651	$57,595	$51,651	$57,595

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: FDIC Receivable for Loss Share Agreements

The FDIC receivable for loss share agreements is measured separately from the related covered assets. The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
FDIC receivable for loss share agreements at beginning of period	$210,557	$418,826	$355,325	$528,499
Provision for loan losses attributable to FDIC for loss share agreements	(7,922)	21,762	(34,396)	28,280
Wires received	(24,240)	(92,641)	(103,057)	(216,567)
Net charge-offs, write-downs and other losses	(6,546)	7,594	(15,390)	20,672
Amortization	(18,971)	(6,291)	(56,512)	(17,309)
External expenses qualifying under loss share agreements	3,671	5,728	10,579	11,403
Balance, end of period	$156,549	$354,978	$156,549	$354,978

At September 30, 2013, the Company estimated that $22.9 million was due from the FDIC for loss share claims that have been submitted.
Changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned allocated by acquired bank are presented in the following table as of the dates indicated (in thousands):

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
Three Months Ended	Security Bank							Total
September 30, 2013
FDIC receivable for loss share agreements at beginning of period	$75,035	$50,812	$1,564	$7,013	$34,597	$21,220	$20,316	$210,557
Provision for loan losses attributable to FDIC for loss share agreements	(4,352)	(2,033)	(56)	123	(1,234)	(137)	(233)	(7,922)
Wires received	(9,477)	(7,211)	97	(395)	(3,405)	(3,376)	(473)	(24,240)
Net charge-offs, write-downs and other losses	(3,989)	(3,289)	(486)	(157)	248	(130)	1,257	(6,546)
Amortization	(5,842)	(1,047)	(179)	(1,411)	(4,439)	(1,769)	(4,284)	(18,971)
External expenses qualifying under loss share agreements	1,855	622	334	81	325	213	241	3,671
Balance, end of period	$53,230	$37,854	$1,274	$5,254	$26,092	$16,021	$16,824	$156,549

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
Three Months Ended	Security Bank							Total
September 30, 2012
FDIC receivable for loss share agreements at beginning of period	$151,117	$81,877	$3,916	$5,657	$66,147	$64,286	$45,826	$418,826
Provision for loan losses attributable to FDIC for loss share agreements	8,492	10,709	(226)	137	1,055	94	1,501	21,762
Wires received	(18,654)	(16,776)	(1,024)	(1,977)	(4,179)	(31,504)	(18,527)	(92,641)
Net charge-offs, write-downs and other losses	(7,422)	15,075	329	10,033	(8,065)	231	(2,587)	7,594
(Amortization) accretion	(3,038)	(3,757)	828	(876)	(1,045)	(165)	1,762	(6,291)
External expenses qualifying under loss share agreements	2,063	2,338	158	(56)	265	506	454	5,728
Balance, end of period	$132,558	$89,466	$3,981	$12,918	$54,178	$33,448	$28,429	$354,978

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
Nine Months Ended	Security Bank							Total
September 30, 2013
FDIC receivable for loss share agreements at beginning of period	$136,333	$82,613	$5,395	$12,349	$54,230	$31,273	$33,132	$355,325
Provision for loan losses attributable to FDIC for loss share agreements	(18,159)	(8,210)	(883)	(592)	(7,159)	1,536	(929)	(34,396)
Wires received	(38,491)	(26,259)	(1,801)	(2,461)	(11,999)	(13,110)	(8,936)	(103,057)
Net charge-offs, write-downs and other losses	(5,757)	(9,802)	(1,507)	77	(1,547)	1,390	1,756	(15,390)
(Amortization) accretion	(26,886)	(1,445)	(476)	(4,149)	(8,663)	(6,314)	(8,579)	(56,512)
External expenses qualifying under loss share agreements	6,190	957	546	30	1,230	1,246	380	10,579
Balance, end of period	$53,230	$37,854	$1,274	$5,254	$26,092	$16,021	$16,824	$156,549

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
Nine Months Ended	Security Bank							Total
September 30, 2012
FDIC receivable for loss share agreements at beginning of period	$201,187	$121,771	$8,341	$10,310	$71,393	$67,011	$48,486	$528,499
Provision for loan losses attributable to FDIC for loss share agreements	8,033	14,979	1,156	1,614	903	94	1,501	28,280
Wires received	(82,041)	(57,485)	(4,919)	(3,440)	(12,013)	(34,988)	(21,681)	(216,567)
Net charge-offs, write-downs and other losses	9,243	13,169	(1,618)	6,665	(5,182)	984	(2,589)	20,672
(Amortization) accretion	(8,629)	(7,013)	762	(2,288)	(1,980)	(136)	1,975	(17,309)
External expenses qualifying under loss share agreements	4,765	4,045	259	57	1,057	483	737	11,403
Balance, end of period	$132,558	$89,466	$3,981	$12,918	$54,178	$33,448	$28,429	$354,978

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

The table below presents the fair value of the Company's derivative financial instruments (in thousands):

	Derivatives designated as hedging instruments
	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other assets	$6,863	Other assets	$53	Other liabilities	$1,047	Other liabilities	$2,605
Total derivatives designated as hedging instruments		$6,863		$53		$1,047		$2,605

The tables below present the effects of offsetting the Company's derivative financial instruments (in thousands):

				Gross Amounts Not Offset in the Statement of Financial Condition

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Received/Posted	Net Amount
Offsetting Derivative Assets
Derivatives	$6,863	$—	$6,863	$(1,047)	$(4,150)	$1,666
Total	$6,863	$—	$6,863	$(1,047)	$(4,150)	$1,666

Offsetting Derivative Liabilities
Derivatives	$1,047	$—	$1,047	$(1,047)	$—	$—
Total	$1,047	$—	$1,047	$(1,047)	$—	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Gross Amounts Not Offset in the Statement of Financial Condition

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments	Collateral Received/Posted	Net Amount
Offsetting Derivative Assets
Derivatives	$53	$—	$53	$(25)	$—	$28
Total	$53	$—	$53	$(25)	$—	$28

Offsetting Derivative Liabilities
Derivatives	$2,605	$—	$2,605	$(25)	$(1,937)	$643
Total	$2,605	$—	$2,605	$(25)	$(1,937)	$643
The Company uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as fair value hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2013, the Company had 71 interest rate swaps with an aggregate notional amount of $144.2 million that were designated as fair value hedges associated with the Company's fixed rate loan program.

At September 30, 2013, interest rate caps designated as cash flow hedges involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's current cash flow hedges are for the purpose of capping the interest rate paid on variable rate liabilities which protect the company in a rising rate environment. The caps were purchased during the first quarter of 2013, have a five year life and notional value of $200.0 million. The Company had no active derivative contracts outstanding at December 31, 2012 that were designated as cash flow hedges of interest rate risk.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash outflows associated with existing liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2013.

Amounts reported in accumulated other comprehensive income (AOCI) related to derivatives will be reclassified to interest expense as interest payments are received on the Company's variable-rate liabilities. During the next twelve months, the Company estimates that $195,000 will be reclassified as a decrease to net interest income.

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

During the three and nine months ended September 30, 2013, the Company recognized net gains (losses) of $11,000 and $557,000 respectively, and during the three and nine months ended September 30, 2012, the Company recognized net gains (losses) of $114,000 and $(242,000), respectively, related to hedge ineffectiveness of the fair value hedging relationships. The Company also recognized a net reduction in interest income of $402,000 and $1,034,000, respectively for the three and nine months ended September 30, 2013, respectively, and a net reduction in interest income of $206,000 and $493,000, respectively, for the three and nine months ended September 30, 2012 related to the Company's fair value hedges, which include net settlements on the derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of a net gain of $46,000 and net loss of $8,000 in noninterest income for the three and nine months ended September 30, 2013 and 2012, respectively, related to the unamortized basis in the hedged items.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in fair value hedging relationships (in thousands):

	Amount of Net Gain (Loss) Recognized in Income on Derivative		Amount of Net Gain (Loss) Recognized in Income on Hedged Item		Amount of Net Gain (Loss) Recognized in Income on Derivative		Amount of Net Gain (Loss) Recognized in Income on Hedged Item
	Three Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate products
Noninterest income	$(502)	$(539)	$601	$652	$3,384	$(1,787)	$(2,738)	$1,545
Total	$(502)	$(539)	$601	$652	$3,384	$(1,787)	$(2,738)	$1,545

The table below presents the effect of the Company's derivatives in cash flow hedging relationships (in thousands):

	Amount of Net Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Net Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Net Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Net Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate products
Interest expense	$(655)	$—	$(12)	$—	$588	$—	$(15)	$—
Total	$(655)	$—	$(12)	$—	$588	$—	$(15)	$—

As of September 30, 2013, there was no gain or loss recognized in income on the cash flow hedge for ineffectiveness.

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

As of September 30, 2013, there were no derivatives in a net liability position. The Company has minimum collateral posting thresholds with derivative counterparties and was not required to post collateral under these agreements as of September 30, 2013. Although the Company did not breach any of these provisions at September 30, 2013, had a breach occurred, the Company could have been required to settle obligations under the agreements at their termination value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: Other Assets, Other Liabilities and Accrued Expenses

The more significant components of other assets outstanding were as follows (in thousands):

Other Assets	September 30, 2013	December 31, 2012
Cash surrender value of life insurance	$39,812	$38,791
Derivative financial instruments	6,863	53
Accrued interest receivable	3,961	5,292
Other prepaid expenses	3,472	2,823
Federal Home Loan Bank stock	3,195	4,120
Accrued income tax receivable	—	7,611
Prepaid FDIC insurance assessments	—	4,086
Miscellaneous receivables and other assets	4,798	5,535
Total other assets	$62,101	$68,311

The more significant components of other liabilities and accrued expenses outstanding were as follows (in thousands):

Other Liabilities and Accrued Expenses	September 30, 2013	December 31, 2012
Accrued income tax payable	$15,734	$746
Net deferred tax liability	10,903	60,809
Accrued incentive compensation	5,059	5,854
Accrued lease expense	3,274	2,026
Accrued severance expense	1,703	—
Accrued professional fees	1,256	885
Derivative financial instruments	1,047	2,605
Accrued interest payable	828	978
Miscellaneous payables and accrued expenses	2,021	1,201
Total accrued expenses and other liabilities	$41,825	$75,104

Note 10: Share-Based Compensation

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of common stock for issuance in accordance with the Plan terms. Descriptions of these grants and the Plan, including the terms of awards and the number of shares authorized for issuance, were included in Note 18 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company issued 156,314 restricted stock awards under the Plan to certain directors and officers during the third quarter ended September 30, 2013. As of September 30, 2013, the Company's Board of Directors approved the accelerated vesting of an aggregate of 28,918 unvested stock options and 14,700 shares of restricted stock upon the retirement of the award holders.

The Company recognized compensation expense related to equity awards of $330,000 and $966,000 for the three and nine months ended September 30, 2013, compared to $178,000 and $486,000 for the same periods in 2012, respectively, in the Company's consolidated statements of income. Unearned share-based compensation associated with these equity awards totaled $3.5 million at September 30, 2013.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Regulatory Matters

The Company's and the Bank's regulatory ratios as of September 30, 2013 and December 31, 2012 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total Capital to Risk-Weighted Assets
Consolidated	$430,387	27.44%	$125,480	8.00%	$156,850	10.00%
Bank	$372,099	23.72%	$125,479	8.00%	$156,848	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$410,671	26.18%	$62,740	4.00%	$94,110	6.00%
Bank	$352,383	22.47%	$62,739	4.00%	$94,109	6.00%
Tier I Capital to Average Assets
Consolidated	$410,671	16.20%	$101,375	4.00%	$—	N/A
Bank	$352,383	13.90%	$101,384	4.00%	$126,730	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	$426,213	30.54%	$111,638	8.00%	$139,547	10.00%
Bank	$390,402	27.98%	$111,637	8.00%	$139,546	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$408,119	29.25%	$55,819	4.00%	$83,728	6.00%
Bank	$372,308	26.68%	$55,818	4.00%	$83,728	6.00%
Tier I Capital to Average Assets
Consolidated	$408,119	15.49%	$105,356	4.00%	$—	N/A
Bank	$372,308	14.14%	$105,349	4.00%	$131,686	5.00%

The Company and the Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of that agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At September 30, 2013 and December 31, 2012, the Bank was in compliance with the Capital Maintenance Agreement.

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

A summary of the Company's commitments is as follows (in thousands):

	September 30, 2013	December 31, 2012
Commitments to extend credit:
Fixed	$12,223	$8,188
Variable	298,917	248,310
Standby letters of credit:
Fixed	1,093	437
Variable	632	1,399
Total	$312,865	$258,334

The fixed rate loan commitments have maturities ranging from one month to six years. We generally do not make commitments longer than three years without hedging the interest rate risk.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the nine months ended September 30, 2013 and the year ended December 31, 2012, there were no transfers between levels.

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At September 30, 2013, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, corporate bonds, municipal securities and equity securities. The fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Financial Liabilities Measured on a Recurring Basis:

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$766	$79,395	$—	$80,161
States and political subdivisions	—	9,375	—	9,375
Residential mortgage-backed securities—nonagency	—	122,886	—	122,886
Residential mortgage-backed securities—agency	—	70,945	—	70,945
Collateralized mortgage obligations	—	91,416	—	91,416
Corporate securities	—	—	—	—
Equity securities	55	—	—	55
Derivative financial instruments	—	6,863	—	6,863
Total recurring assets at fair value	$821	$380,880	$—	$381,701

Liabilities:
Derivative financial instruments	$—	$1,047	$—	$1,047
Total recurring liabilities at fair value	$—	$1,047	$—	$1,047

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

Impaired Covered Loans

The fair values of impaired covered loans are measured on a nonrecurring basis. As of September 30, 2013, the Company identified acquired loans covered by FDIC loss share agreements where the expected performance of such loans had deteriorated 5% or more from management's performance expectations established in conjunction with the determination of the acquisition date fair values and are thus considered impaired by management. The fair values of impaired covered loans are determined by discounted cash flow estimations, or unobservable assumptions; as such, they are recorded within nonrecurring Level 3 hierarchy. The Company determines its fair value of impaired covered loans by discounting the expected cash flows for both covered loans that are individually evaluated for impairment and covered loans that are collectively evaluated for impairment in pools. For collateral dependent loans, the cash flow may be based on the estimated fair value of the underlying collateral.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets Measured on a Nonrecurring Basis:

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013
Impaired loans, net of specific reserves:
Not covered by loss share agreements	$—	$—	$2,602	$2,602
Covered by loss share agreements	—	—	23,338	23,338
Total impaired loans	$—	$—	$25,940	$25,940
December 31, 2012
Impaired loans, net of specific reserves:
Not covered by loss share agreements	$—	$—	$3,456	$3,456
Covered by loss share agreements	—	—	194,245	194,245
Total impaired loans	$—	$—	$197,701	$197,701

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans had a principal balance of $2.9 million with a valuation allowance of $315,000 at September 30, 2013. The Company also had one loan that was classified as a troubled debt restructuring that was not collateral dependent at September 30, 2013 with a principal balance of $74,000. The fair value of the troubled debt restructuring was measured by discounting expected future cash flows at the effective interest rate, or the original contractual loan rate, resulting in a valuation allowance totaling $11,000.

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

As of September 30, 2013, the Company individually reviewed covered loans totaling $99.0 million, of which $28.9 million were identified as having deteriorated from management's initial performance expectations, resulting in an allowance attributable to these loans of $5.8 million. As of September 30, 2013, the Company evaluated $191.1 million of covered loans as part of their respective pools, of which $244,000 were identified as having deteriorated from management's initial performance expectations, resulting in an allowance attributable to these loans of $2,000.

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

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,058	$1,058
Covered by loss share agreements	—	—	60,620	60,620
Total other real estate owned	$—	$—	$61,678	$61,678
December 31, 2012
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,200	$1,200
Covered by loss share agreements	—	—	51,765	51,765
Total other real estate owned	$—	$—	$52,965	$52,965

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

	September 30, 2013	December 31, 2012
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$1,058	$1,200
Estimated selling costs and other adjustments	(84)	(85)
Other real estate owned	$974	$1,115

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$60,620	$51,765
Estimated selling costs and other adjustments	(8,969)	(6,703)
Other real estate owned	$51,651	$45,062

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2013 (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,539	Third party appraisal	Management discount for property type and recent market volatility	15% - 50% discount
Noncovered impaired loans - noncollateral dependent	$63	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 7.90% 2) 60 months
Covered impaired loans - individually evaluated for impairment	$23,096	Discounted cash flow analysis and/or third party appraisal	1) Discount rates 2) Management discount for property type and recent market volatility	1) 37.6% average discount rate 2) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$242	Discount cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) .5% - 100% 2) 15% - 70% 3) 26.30% average discount rate
Noncovered other real estate owned	$1,058	Third party appraisal	Management discount for property type and recent market volatility	0% - 28% discount
Covered other real estate owned	$60,620	Third party appraisal	Management discount for property type and recent market volatility	0% - 53% discount

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2012 (in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Noncovered impaired loans - collateral dependent	$2,386	Third party appraisal	Management discount for property type and recent market volatility	15% - 50% discount
Noncovered impaired loans - noncollateral dependent	$1,070	Discounted cash flow analysis	1) Interest rate 2) Loan term	1) 3.25% - 7.90% 2) 69 - 141 months
Covered impaired loans - individually evaluated for impairment	$15,613	Discounted cash flow analysis and/or third party appraisal	1) Discount rates 2) Management discount for property type and recent market volatility	1) 47.8% average discount rate 2) 10% - 40% discount
Covered impaired loans - collectively evaluated for impairment	$178,632	Discount cash flow analysis	1) Probability of default 2) Loss given default 3) Discount rates	1) 2.5% - 100% 2) 30% - 95% 3) 9.9% average discount rate
Noncovered other real estate owned	$1,200	Third party appraisal	Management discount for property type and recent market volatility	0% - 43% discount
Covered other real estate owned	$51,765	Third party appraisal	Management discount for property type and recent market volatility	0% - 71% discount

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the estimated fair value of the Company's financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at September 30, 2013 and December 31, 2012.

		September 30, 2013		December 31, 2012
(in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$407,155	$407,155	$443,457	$443,457
Investment securities available-for-sale	Levels 1 & 2	374,838	374,838	303,901	303,901
Mortgage loans held for sale	Level 2	885	885	4,853	4,853
Net loans	Level 3	1,426,429	1,514,156	1,390,077	1,408,634
Other real estate owned	Level 3	52,625	61,678	46,177	52,965
FDIC receivable for loss share agreements, net	Level 3	156,549	83,670	355,325	336,497
Derivative financial instruments	Level 2	6,863	6,863	53	53
Accrued interest receivable	Level 2	3,961	3,961	5,292	5,292
Federal Home Loan Bank stock	Level 1	3,195	3,195	4,120	4,120
Liabilities:
Deposits	Level 2	$2,049,911	$2,050,379	$2,148,436	$2,149,187
Securities sold under agreements to repurchase	Level 2	1,082	1,082	4,755	4,755
Notes payable	Level 2	5,690	5,690	2,523	2,523
Derivative instruments	Level 2	1,047	1,047	2,605	2,605
Accrued interest payable	Level 2	828	828	978	978

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

Note 14: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net income	$4,349	$3,358	$3,330	$19,527
Denominator:
Weighted average common shares outstanding	31,999	31,654	31,942	31,627
Weighted average dilutive grants	1,298	1,155	1,273	1,167
Weighted average common shares outstanding including dilutive grants	33,297	32,809	33,215	32,793

Net income per share:
Basic	$.14	$.11	$.10	$.62
Diluted	$.13	$.10	$.10	$.60

Note 15: Accumulated Other Comprehensive Income

Accumulated other comprehensive income (AOCI) is reported as a component of shareholders' equity. AOCI can include, among other items, unrealized holding gains and losses on investment securities available-for-sale and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. The components of AOCI are reported net of related tax effects.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of AOCI and changes in those components are as follows (in thousands):

Three Months Ended	Investment Securities Available-for-Sale	Gain (Loss) on Effective Cash Flow Hedges	Total
September 30, 2013
Balance, beginning of period	$5,193	$1,243	$6,436
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	135	(989)	(854)
Reclassification adjustment for net losses (gains) realized and included in earnings	(717)	12	(705)
Income tax expense (benefit)	(192)	(322)	(514)
Balance, end of period	$4,803	$588	$5,391

September 30, 2012
Balance, beginning of period	$3,631	$—	$3,631
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	8,753	—	8,753
Reclassification adjustment for net losses (gains) realized and included in earnings	—	—	—
Income tax expense (benefit)	3,291	—	3,291
Balance, end of period	$9,093	$—	$9,093

Nine Months Ended
September 30, 2013
Balance, beginning of period	$8,528	$—	$8,528
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	(4,479)	863	(3,616)
Reclassification adjustment for net losses (gains) realized and included in earnings	(1,081)	15	(1,066)
Income tax expense (benefit)	(1,835)	290	(1,545)
Balance, end of period	$4,803	$588	$5,391

September 30, 2012
Balance, beginning of period	$(2,677)	$—	$(2,677)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	18,955	—	18,955
Reclassification adjustment for net losses (gains) realized and included in earnings	(93)	—	(93)
Income tax expense (benefit)	7,092	—	7,092
Balance, end of period	$9,093	$—	$9,093

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion analyzes our financial condition as of September 30, 2013 as compared to December 31, 2012 and describes our results of operations for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our 2012 Annual Report on Form 10-K.

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

As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 20 full service branches throughout middle Georgia and metropolitan Atlanta. As of September 30, 2013, our total assets were approximately $2.5 billion, our total loans receivable were approximately $1.4 billion, our total deposits were approximately $2.0 billion and our total shareholders' equity was approximately $428.6 million.

Overview

Our net income for the quarter ended September 30, 2013 was $4.3 million, or $.13 per diluted share as compared to $3.4 million, or $.10 per diluted share, for the quarter ended September 30, 2012.

Our net interest income increased by $10.2 million to $44.4 million for the quarter ended September 30, 2013 from $34.2 million for the quarter ended September 30, 2012. Our interest income increased $9.9 million primarily as a result of higher accretion income on covered loans, principally from gains on pools that closed during the quarter and higher interest income on noncovered loans driven by organic loan growth. Our interest expense decreased by $254,000 as a result of improvements in our deposit mix resulting in a lower cost of funds.

Noncovered loans have increased $179.4 million, or 18.2%, compared to the year ended December 31, 2012 and represent 80.1% of our total loan portfolio as of September 30, 2013, while covered loans declined to $290.1 at September 20, 2013 from $474.7 million at December 31, 2012. Asset quality remained strong in our noncovered loan portfolio, with a ratio of nonperforming assets to total loans plus other real estate owned of .33% and a ratio of nonperforming loans to total loans of .25%.

The accretable discount on covered loans increased to $230.1 million at September 30, 2013, compared to $172.8 million at December 31, 2012. The increase is primarily due to increased cash flow re-estimations on covered loans. The accretable discount has an estimated weighted average life of nine quarters compared to future scheduled amortization of the FDIC receivable, which has an estimated weighted average life of four quarters. Without the consideration of timing issues, we expect the remaining accretable discount net of the amortization of the FDIC receivable to be positive to longer-term earnings.

The FDIC receivable for loss share agreements decreased to $156.5 million at September 30, 2013, compared to $355.3 million at December 31, 2012. The balance of the FDIC receivable decreased mainly as a result of the submission of claims and the receipt of cash from the FDIC under the terms of our loss share agreements. The balance of the FDIC receivable has also decreased as a result of projected cash flows on our covered loans continuing to be better than we originally expected, resulting in a decrease in the estimated cash flows expected to be received from the FDIC under the terms of our loss share agreements and, therefore, an impairment of the FDIC receivable. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement.

Deposits decreased to $2.0 billion at September 30, 2013 compared to $2.1 billion at December 31, 2012. The majority of the decline was related to interest-bearing transaction accounts with two large relationships. Overall, our concentration of deposits and funding mix continues to improve and our cost of funds remains stable at 38 basis points.

The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 16.2%, a Tier 1 risk-based capital ratio of 26.2% and a Total risk-based capital ratio of 27.4% at September 30, 2013.

During the third quarter of 2013, we declared a quarterly cash dividend of $.03 per share to common shareholders. In addition, during fourth quarter 2013, our Board of Directors authorized the repurchase of up to one million shares (approximately 3%) of the our outstanding common stock. The shares may be repurchased from time to time in the open market or through privately negotiated transactions, depending upon market conditions and other factors.

Financial Summary

The following table provides unaudited selected financial data for the periods presented (dollars in thousands, except per share amounts). This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2.

	2013			2012		Nine Months Ended September 30
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2013	2012
Selected Results of Operations Data:
Total interest income on invested funds	$2,587	$2,693	$2,502	$2,585	$2,847	$7,782	$8,805
Interest income on noncovered loans, including fees	15,800	15,141	14,374	15,053	14,729	45,315	40,407
Accretion income on covered loans	27,978	25,787	20,636	27,839	18,893	74,401	74,574
Total interest expense	1,981	1,995	1,996	2,096	2,235	5,972	7,653
Net interest income	44,384	41,626	35,516	43,381	34,234	121,526	116,133
Provision for loan losses (noncovered loans)	905	665	350	325	1,050	1,920	4,710
Provision for loan losses (covered loans)	(636)	(1,288)	(2,385)	3,021	5,441	(4,309)	7,060
Amortization of FDIC receivable for loss share agreements	(18,971)	(20,762)	(16,779)	(15,260)	(6,291)	(56,512)	(17,309)
Other noninterest income	4,471	4,224	4,121	4,641	3,002	12,816	7,930
Total noninterest income	(14,500)	(16,538)	(12,658)	(10,619)	(3,289)	(43,696)	(9,379)
Noninterest expense	23,124	25,461	26,664	24,783	19,835	75,249	64,453
Income (loss) before income taxes	6,491	250	(1,771)	4,633	4,619	4,970	30,531
Income tax expense (benefit)	2,142	113	(615)	1,418	1,261	1,640	11,004
Net income (loss)	$4,349	$137	$(1,156)	$3,215	$3,358	$3,330	$19,527

Per Common Share Data:
Basic net income (loss) per share	$.14	$—	$(.04)	$.10	$.11	$.10	$.62
Diluted net income (loss) per share	.13	—	(.04)	.10	.10	.10	.60
Book value per share at period end	13.36	13.34	13.38	13.48	13.42	13.36	13.42
Tangible book value per share at period end	12.97	12.94	12.96	13.06	13.18	12.97	13.18
Cash dividends	.03	.03	.03	.03	.03	.09	.03
Weighted average shares outstanding:
Basic	31,998,901	31,918,677	31,908,776	31,904,381	31,654,046	31,942,470	31,626,511
Diluted	33,296,650	33,124,681	31,908,776	33,179,198	32,808,726	33,215,846	32,793,460

Capital Ratios:
Average equity to average assets	16.68%	16.16%	16.35%	16.32%	15.99%	16.39%	15.58%
Leverage ratio	16.20%	15.57%	15.51%	15.49%	15.44%	16.20%	15.44%
Tier 1 risk-based capital ratio	26.18%	25.88%	28.17%	29.25%	29.95%	26.18%	29.95%
Total risk-based capital ratio	27.44%	27.14%	29.45%	30.54%	31.23%	27.44%	31.23%

Performance Ratios:
Return on average assets	.67%	.02%	(.18)%	.48%	.50%	.17%	.98%
Return on average equity	4.04%	.13%	(1.09)%	2.97%	3.13%	1.04%	6.26%
Cost of funds	.38%	.37%	.38%	.39%	.41%	.38%	.47%
Net interest margin (1)(4)	7.95%	7.41%	6.58%	8.09%	6.36%	7.32%	7.44%
Interest rate spread (2)(4)	7.84%	7.30%	6.48%	8.00%	6.28%	7.21%	7.38%
Efficiency ratio (3)(4)	77.15%	101.01%	116.08%	75.46%	63.90%	96.32%	60.24%

	2013			2012		Nine Months Ended September 30
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2013	2012
Asset Quality Ratios:
Net charge-offs (recoveries) to total average noncovered loans	.10%	(.01)%	(.05)%	—%	.02%	.02%	.09%
Nonperforming loans to total noncovered loans (5)	.25%	.33%	.42%	.49%	.58%	.25%	.58%
Nonperforming assets to loans + ORE:
Noncovered	.33%	.42%	.44%	.60%	.67%	.33%	.67%
Covered	15.11%	13.56%	10.67%	8.67%	9.43%	15.11%	9.43%
Allowance for loan losses to loans:
Noncovered	1.41%	1.41%	1.44%	1.49%	1.53%	1.41%	1.53%
Covered	4.16%	5.28%	7.23%	11.69%	8.39%	4.16%	8.39%

Selected Average Balances:
Total assets	$2,561,802	$2,644,241	$2,627,041	$2,642,384	$2,673,526	$2,610,798	$2,673,190
Investment securities	375,321	359,391	321,599	311,130	288,662	352,301	307,341
Loans receivable:
Noncovered loans (6)	1,140,052	1,083,549	1,007,094	955,153	901,168	1,075,210	827,500
Covered loans	305,487	351,955	419,204	499,828	622,841	360,647	704,272
Interest-earning assets	2,219,251	2,260,718	2,195,826	2,137,984	2,146,553	2,225,358	2,090,090
Total deposits	2,077,170	2,147,653	2,115,382	2,114,544	2,155,047	2,113,262	2,182,816
Interest-bearing liabilities	1,662,506	1,747,126	1,736,646	1,741,745	1,803,514	1,715,155	1,858,834
Noninterest-bearing liabilities	472,084	469,876	460,809	469,382	442,593	467,631	397,877
Shareholders' equity	427,212	427,239	429,586	431,257	427,419	428,012	416,479

Selected Actual Balances:
Total assets	$2,527,101	2,607,697	$2,641,306	$2,661,034	$2,642,247	$2,527,101	$2,642,247
Investment securities	374,838	370,146	351,565	303,901	311,323	374,838	311,323
Loans receivable:
Noncovered loans	1,164,854	1,123,122	1,051,455	985,502	937,331	1,164,854	937,331
Covered loans	290,077	333,683	396,831	474,713	553,006	290,077	553,006
Allowance for loan losses (noncovered loans)	(16,427)	(15,805)	(15,122)	(14,660)	(14,330)	(16,427)	(14,330)
Allowance for loan losses (covered loans)	(12,075)	(17,630)	(28,706)	(55,478)	(46,411)	(12,075)	(46,411)
Interest-earning assets	2,229,921	2,258,641	2,261,731	2,202,452	2,149,189	2,229,921	2,149,189
Total deposits	2,049,911	2,126,084	2,148,190	2,148,436	2,124,298	2,049,911	2,124,298
Interest-bearing liabilities	1,636,414	1,705,398	1,746,293	1,768,264	1,759,670	1,636,414	1,759,670
Noninterest-bearing liabilities	462,094	476,373	468,077	462,554	454,379	462,094	454,379
Shareholders' equity	428,593	425,926	426,936	430,216	428,198	428,593	428,198
(1) Net interest income divided by average interest-earning assets.
(2) Yield on interest-earning assets less cost of interest-bearing liabilities.
(3) Noninterest expenses divided by net interest income plus noninterest income.
(4) Calculated on a fully tax-equivalent basis.
(5) The ratio of nonperforming loans to total loans is disclosed for noncovered loans only because there are no covered loans designated as nonperforming.
(6) Includes average nonaccrual loans of $2.4 million for 3Q13, $4.1 million for 2Q13, $4.0 million for 1Q13, $3.3 million for 4Q12, and $4.1 million for 3Q12.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those disclosed in our 2012 Annual Report on Form 10-K. The reader should also refer to the notes in the Company's 2012 Annual Report on Form 10-K.

Balance Sheet Review

General

At September 30, 2013, we had total assets of approximately $2.5 billion, consisting principally of $1.1 billion in net noncovered loans, $278.0 million in net covered loans, $374.8 million in investment securities, $156.5 million in FDIC receivable, $52.6 million in other real estate owned and $407.2 million in cash and cash equivalents. Our liabilities at September 30, 2013 totaled $2.1 billion, consisting principally of $2.0 billion in deposits. At September 30, 2013, our shareholders' equity was $428.6 million.

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

Investments

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At September 30, 2013, we had $374.8 million in our available-for-sale investment securities portfolio representing approximately 14.8% of our total assets, compared to $303.9 million, or 11.4% of total assets, at December 31, 2012. Investment securities were up $70.9 million, or 23.3%, compared to December 31, 2012. Our increased investment in securities was due to the continued liquidation of our covered loan portfolio and the receipt of reimbursements from the FDIC on covered loans, which caused management to increase the size of our investment security portfolio to gain a greater return on assets, rather than remaining in cash. Securities purchased were agency-backed with short durations that had no material impact on our overall liquidity or interest rate risk profile. Investment securities with carrying values of $91.8 million were pledged to secure public deposits or for other purposes at September 30, 2013.

        Our investment portfolio primarily consists of U.S. government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government agency securities, corporate bonds and municipal securities. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"). These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association ("Ginnie Mae"), which is a federal agency, and are guaranteed by the U.S. government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs: prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below-market-yielding asset for a longer period of time.

At September 30, 2013, $80.2 million, or 21.4%, of our available-for-sale securities were invested in U.S. government agencies, compared to $60.5 million, or 19.9%, as of December 31, 2012. At September 30, 2013, $162.4 million, or 43.3%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $91.0 million, or 29.9%, as of December 31, 2012. At September 30, 2013, $122.9 million, or 32.8% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $139.8 million, or 46.0%, as of December 31, 2012. Our nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

Following is a summary of our available-for-sale investment portfolio for the periods presented (in thousands):

	At September 30, 2013		At December 31, 2012
Available-for-Sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$79,905	$80,161	$59,101	$60,508
States and political subdivisions	9,341	9,375	11,726	12,132
Residential mortgage-backed securities — nonagency	115,770	122,886	131,183	139,761
Residential mortgage-backed securities — agency	71,499	70,945	36,349	37,522
Collateralized mortgage obligations	90,883	91,416	52,024	53,483
Corporate securities	—	—	398	495
Equity securities	51	55	—	—
Total	$367,449	$374,838	$290,781	$303,901
The following table shows contractual maturities and yields on our investments in debt securities at September 30, 2013 (dollars in thousands). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S. Government Securities		States and Political Subdivisions		Mortgage-backed Securities
	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$766	2.09%	$—	—%	$—	—%
After one year through five years	47,647.61%		4,612.92%		—	—%
After five years through 10 years	11,186	1.55%	1,955	4.60%	80,614	1.90%
After 10 years	20,562	1.16%	2,808	7.00%	204,633	2.51%
Total	$80,161.90%		$9,375	3.51%	$285,247	2.34%

Loans

Total net loans outstanding at September 30, 2013 and December 31, 2012 were approximately $1.4 billion for both periods.

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

During the nine months ended September 30, 2013, our noncovered loans increased by $179.4 million, or 18.2%, and our covered loans decreased by $184.6 million, or 38.9%, from December 31, 2012. We have planned for and expect these trends to continue. Our covered loans will decrease as they are collected, charged-off or the underlying collateral is foreclosed on and sold. Our noncovered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a decrease in gross loans receivable as we have experienced in the first three quarters of 2013.

The following table summarizes the composition of our loan portfolio for the periods presented (dollars in thousands):

	September 30, 2013				December 31, 2012
	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$285,855	$40,268	$326,123	22.4%	$230,448	$81,288	$311,736	21.3%
Other commercial real estate	552,579	77,040	629,619	43.3%	457,729	139,010	596,739	40.9%
Total commercial real estate	838,434	117,308	955,742	65.7%	688,177	220,298	908,475	62.2%
Commercial & industrial	27,573	6,378	33,951	2.3%	35,390	14,859	50,249	3.5%
Owner-occupied real estate	181,882	55,723	237,605	16.3%	172,445	86,612	259,057	17.7%
Total commercial & industrial	209,455	62,101	271,556	18.7%	207,835	101,471	309,306	21.2%
Residential real estate	63,386	109,806	173,192	11.9%	43,179	142,032	185,211	12.7%
Consumer & other	53,579	862	54,441	3.7%	46,311	10,912	57,223	3.9%
Total gross loans receivable, net of deferred fees	1,164,854	290,077	1,454,931	100.0%	985,502	474,713	1,460,215	100.0%
Less - allowance for loan losses	(16,427)	(12,075)	(28,502)		(14,660)	(55,478)	(70,138)
Total loans, net	$1,148,427	$278,002	$1,426,429		$970,842	$419,235	$1,390,077

FDIC Receivable for Loss Share Agreements and Clawback Liability

As of September 30, 2013, 19.9% of our outstanding principal balance of loans and 98.1% of our other real estate assets were covered under loss share agreements with the FDIC under which the FDIC has agreed to reimburse us either 80% or 95% of all losses incurred in connection with those assets. We estimate the FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets, and we record the estimate as a receivable from the FDIC. Before each applicable loss share agreement expires, decreases in expected losses below acquisition date estimates will result in a decrease in the FDIC receivable, while increases in expected losses in excess of these acquisition date estimates will result in an increase to the FDIC receivable.

The FDIC receivable for loss share agreements was $156.5 million as of September 30, 2013, a decrease of $198.8 million, or 55.9%, from $355.3 million as of December 31, 2012. The decline in the amount of FDIC receivable is largely attributable to cash proceeds we received from the FDIC related to our realized losses on covered assets. We have also amortized an impairment to the FDIC receivable as cash flow estimates have improved for certain of our covered loans resulting in a decrease in the estimated cash flows to be received from the FDIC under the terms of our loss share agreements. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement. Of the remaining FDIC receivable, $73.0 million is currently scheduled for future amortization with an estimated weighted average life of four quarters. This time frame for amortization is driven by the fact that our earliest failed bank acquisitions that occurred in 2009 were our largest transactions and certain of the loss share agreements for these transactions begin to expire in 2014.

At the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we may be required to reimburse the FDIC in the event that losses on covered assets do not reach originally expected losses, based on the initial discount received less cumulative servicing amounts for the covered assets acquired. As of September 30, 2013, we have recorded a $4.5 million liability to the FDIC related to the First Security National Bank, NorthWest Bank & Trust, United Americas Bank, Community Capital Bank and Piedmont Community Bank acquisitions, which is netted against the FDIC Receivable for Loss Share Agreements in our consolidated statements of financial condition.

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

The ALL on our noncovered loan portfolio is determined based on factors such as changes in the nature and volume of the portfolio, overall asset quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans and economic conditions that may affect the borrowers' ability to pay. The ALL for noncovered loans consists of two components: a specific amount and a general amount. The specific amount is representative of identified credit exposures that are readily predictable by the current performance of the borrower and the underlying collateral and relates to loans that are individually determined to be impaired. The general amount is based on historical loss experience adjusted for current economic factors and relates to nonimpaired loans. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies or procedures. The qualitative analysis requires judgment by management and is subject to continuous validation.

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

The covered loan ALL analysis represents management's estimate of the potential impairment of the acquired loan portfolio subsequent to the original acquisition date. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield on the related covered loans, recorded as accretion income on covered loans on our consolidated statements of income. If our expected or actual losses exceed the estimated losses, we record a provision for loan losses on covered loans as an expense on our consolidated statement of income. If our expected or actual losses are less than our previously estimated losses, we reduce the covered ALL by recording a negative provision for loan losses on covered loans up to the amount of the ALL previously recorded. We record the provision for loan losses on covered loans in our consolidated statements of income net of the amount that will be recovered by us under the related FDIC loss share agreements.

At September 30, 2013, our total ALL for noncovered and covered loans was $28.5 million, a decrease of $41.6 million compared to December 31, 2012. The ALL reflected net charge-offs of $4.9 million on noncovered and covered loans and total provisions for loan losses of negative $2.4 million for the nine months ended September 30, 2013, net of $34.4 million recorded through the FDIC receivable.

At September 30, 2013, our noncovered ALL increased $1.8 million to $16.4 million, compared to $14.7 million at December 31, 2012. The noncovered provision for loan losses charged to expense was $1.9 million for the nine months ended September 30, 2013, compared to $4.7 million for the same period in 2012. The increase in our noncovered ALL at September 30, 2013 is primarily due to net organic loan growth. The noncovered ALL to total noncovered loans was 1.4% at September 30, 2013, compared to 1.5% at December 31, 2012.

We established the covered ALL due to additional credit deterioration in our covered loan portfolio subsequent to initial fair value estimates. At September 30, 2013, our covered ALL decreased $43.4 million to $12.1 million, compared to $55.5 million at December 31, 2012. The provision for loan losses charged to expense for the nine months ended September 30, 2013 was negative $4.3 million, net of the amount recorded through the FDIC receivable, compared to a provision of $7.1 million for the same period in 2012. The decrease in the covered ALL was primarily due to the improvement in covered loan performance and a decrease in the balance of covered loans. At September 30, 2013, our overall outstanding covered loan portfolio balance continues to decline with an ending balance of $290.1 million compared to $474.7 million at December 31, 2012.

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

As all of our covered loans are considered purchased credit impaired loans, our provision for loan losses in future periods will be most significantly influenced in the short term by differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair values of purchased credit impaired loans as of their acquisition or re-estimation dates. For noncovered loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

The following table summarizes the activity in our allowance for loan losses related to our noncovered and covered loans for the periods presented (dollars in thousands):

	Nine Months Ended September 30
	2013			2012
	Noncovered Loans	Covered Loans	Totals	Noncovered Loans	Covered Loans	Total
Balance, at the beginning of period	$14,660	$55,478	$70,138	$10,207	$59,277	$69,484
Charge-offs:
Construction, land & land development	4	14,092	14,096	287	40,389	40,676
Other commercial real estate	152	8,101	8,253	223	7,104	7,327
Total commercial real estate	156	22,193	22,349	510	47,493	48,003
Commercial & industrial	114	2,072	2,186	75	1,507	1,582
Owner-occupied real estate	49	3,426	3,475	—	2,254	2,254
Total commercial & industrial	163	5,498	5,661	75	3,761	3,836
Residential real estate	17	2,502	2,519	73	4,037	4,110
Consumer & other	14	760	774	9	204	213
Total charge-offs	$350	$30,953	$31,303	$667	$55,495	$56,162
Recoveries on loans previously charged-off:
Construction, land & land development	157	11,086	11,243	2	6,124	6,126
Other commercial real estate	3	3,400	3,403	71	657	728
Total commercial real estate	160	14,486	14,646	73	6,781	6,854
Commercial & industrial	1	2,380	2,381	4	11	15
Owner-occupied real estate	5	3,605	3,610	—	329	329
Total commercial & industrial	6	5,985	5,991	4	340	344
Residential real estate	5	4,377	4,382	1	168	169
Consumer & other	26	1,407	1,433	2	—	2
Total recoveries	$197	$26,255	$26,452	$80	$7,289	$7,369
Net charge-offs	153	4,698	4,851	587	48,206	48,793
Provision for loan losses	1,920	(38,705)	(36,785)	4,710	35,340	40,050
Amount attributable to FDIC loss share agreements	—	34,396	34,396	—	(28,280)	(28,280)
Total provision for loan losses charged to operations	1,920	(4,309)	(2,389)	4,710	7,060	11,770
Provision for loan losses recorded through the FDIC loss share receivable	—	(34,396)	(34,396)	—	28,280	28,280
Balance, at end of period	$16,427	$12,075	$28,502	$14,330	$46,411	$60,741
Allowance for loan losses to loans receivable	1.41%	4.16%	1.96%	1.53%	8.39%	4.08%
Ratio of net charge-offs to average loans outstanding	.02%	1.74%	.45%	.09%	9.14%	4.25%

Allocation of Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses for noncovered and covered loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Noncovered loans:
Construction, land & land development	$3,630	19.6%	$3,479	15.8%
Other commercial real estate	7,431	38.0%	6,016	31.3%
Total commercial real estate	11,061	57.6%	9,495	47.1%
Commercial & industrial	577	1.9%	617	2.4%
Owner-occupied real estate	2,743	12.5%	2,486	11.8%
Total commercial & industrial	3,320	14.4%	3,103	14.2%
Residential real estate	982	4.4%	1,050	3.0%
Consumer & other	1,064	3.7%	1,012	3.2%
Total allowance for noncovered loans	$16,427	80.1%	$14,660	67.5%
Covered loans:
Construction, land & land development	$3,410	2.8%	$15,716	5.6%
Other commercial real estate	3,447	5.3%	16,926	9.5%
Total commercial real estate	6,857	8.1%	32,642	15.1%
Commercial & industrial	1,014.4%		1,783	1.0%
Owner-occupied real estate	1,746	3.8%	(790)	5.9%
Total commercial & industrial	2,760	4.2%	993	6.9%
Residential real estate	2,370	7.5%	21,189	9.7%
Consumer & other	88.1%		654.8%
Total allowance for covered loans	$12,075	19.9%	$55,478	32.5%
Total allowance for loan losses	$28,502	100.0%	$70,138	100.0%

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

At September 30, 2013, all of our covered loans accounted for under ASC Topic 310-30 continue to be classified as performing loans, as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. As a result, management has excluded covered loans from the table in this section.

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

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At September 30, 2013, we did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the periods presented (dollars in thousands):

	At September 30, 2013			At December 31, 2012
	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total
Nonaccrual loans	$1,972	$—	$1,972	$2,621	$—	$2,621
Troubled debt restructurings not included above (1)	956	—	956	2,171	—	2,171
Total nonperforming loans	2,928	—	2,928	4,792	—	4,792
Other real estate owned	974	51,651	52,625	1,115	45,062	46,177
Total nonperforming assets	$3,902	$51,651	$55,553	$5,907	$45,062	$50,969
Nonperforming loans to total loans	.25%	—%	.20%	.49%	—%	.33%
Nonperforming assets to total loans and other real estate owned	.33%	15.11%	3.68%	.60%	8.67%	3.38%
(1) Includes nonaccruing troubled debt restructurings of $882,000 and $912,000 as of September 30, 2013 and December 31, 2012, respectively.

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $55.6 million, or 3.7% of total loans and other real estate owned, at September 30, 2013, compared to $51.0 million, or 3.4% of total loans and other real estate owned, at December 31, 2012. Of the $55.6 million in nonperforming assets at September 30, 2013, $51.7 million related to other real estate owned covered by loss share agreements with the FDIC. Of the $51.0 million in nonperforming assets at December 31, 2012, $45.1 million related to other real estate owned covered by loss share agreements with the FDIC. Covered assets accounted for 93.0% and 88.4% of total nonperforming assets at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, we had no accruing noncovered loans greater than 90 days past due. At September 30, 2013 and December 31, 2012, a significant portion of our covered loans were past due, including many that were 90 days or greater past due. However, as noted above, under ASC 310-30, our covered loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection.

Potential noncovered problem loans amounted to $10.5 million, or .9%, of total noncovered loans outstanding at September 30, 2013, compared to $7.2 million, or .7%, of total noncovered loans outstanding at December 31, 2012. Potential noncovered problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.
Deposits
Total deposits at September 30, 2013 decreased $98.5 million from December 31, 2012. During the nine months ended September 30, 2013, we continued to enhance our deposit product offerings for both commercial and individual customers. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The overall mix of deposits improved during the nine months ended September 30, 2013, with noninterest-bearing deposits increasing $32.8 million to $420.3 million and representing 20.5% of total deposits, compared to 18.0% at December 31, 2012. The increase in noninterest-bearing deposits resulted primarily from commercial checking accounts, many of which are related to commercial real estate lending customers.

Interest-bearing transaction accounts decreased $51.6 million during the nine months ended September 30, 2013. The majority of the decline was related to interest-bearing transaction accounts with two large relationships. Furthermore, interest-bearing deposits in savings and money market accounts decreased $41.2 million, primarily resulting from customers seeking higher rates as we lowered rates paid on deposits due to our focus on lowering our overall cost of funds. Time deposits, excluding brokered and wholesale time deposits, decreased $38.8 million during the nine months ended September 30, 2013. The duration of our CD portfolio continues to remain short, and we continue to aggressively reprice high cost deposits. Due to our strategy of decreasing our cost of funds, we were not able to renew all maturing deposits. Customers with maturing CDs in 2013 were offered lower rates at renewal resulting in some customers choosing not to renew or opting to invest in other products.

The increase in demand deposits and the continued effort to reprice higher cost interest-bearing deposits, resulted in an average cost of funds of 38 basis points for the nine months ended September 30, 2013, compared to 47 basis points for the nine months ended September 30, 2012.

The following table shows the composition of deposits as of the dates indicated (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$420,269	20.5%	$387,450	18.0%
Interest-bearing transaction accounts	304,085	14.8%	355,651	16.5%
Savings and money market deposits	908,410	44.3%	949,631	44.2%
Time deposits less than $100,000	177,634	8.7%	201,658	9.4%
Time deposits $100,000 or greater	132,538	6.5%	147,363	6.9%
Brokered and wholesale time deposits	106,975	5.2%	106,683	5.0%
Total deposits	$2,049,911	100.0%	$2,148,436	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	September 30, 2013		September 30, 2012
	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$406,171	—%	$329,440	—%
Interest-bearing transaction accounts	334,895.11%		318,411.12%
Savings and money market deposits	933,694.43%		1,054,883.49%
Time deposits less than $100,000	190,126.58%		237,043.87%
Time deposits $100,000 or greater	141,583.73%		182,913.98%
Brokered and wholesale time deposits	106,793.93%		60,126.96%
Total deposits	$2,113,262		$2,182,816

The maturity distribution of our wholesale and time deposits of $100,000 or greater at September 30, 2013 was as follows (in thousands):

Three months or less	$20,650
Over three through six months	28,859
Over six though twelve months	59,814
Over twelve months	59,281
Total	$168,604

Borrowings and Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds for the nine months ended September 30, 2013 and for the year ended December 31, 2012, the amounts outstanding at the end of each period, the maximum amount for each component during such period, the average amounts outstanding for each period and the average interest rate that we paid for each borrowing source (dollars in thousands). The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown. We have loan participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold to other holders. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles us to receive principal and interest payments before other participating interest holders. Therefore, the participations sold do not qualify for sale treatment in accordance with guidance provided in ASC Topic 860, Accounting for Transfers of Financial Assets, because they do not qualify as participating interests. As a result, we recorded these transactions as secured borrowings. At September 30, 2013, the balances of the secured borrowings were $5.7 million, an increase of approximately $3.2 million from December 31, 2012. The loans are recorded at their gross balances outstanding on our consolidated statements of financial condition.

	Ending Balance	Period End Rate	Maximum Month-End Balance	Average for the Period
				Balance	Rate
At or for the nine months ended September 30, 2013:
Securities sold under agreements to repurchase	$1,082.09%		$6,809	$3,633.11%
Notes payable	5,690	10.79%	5,698	4,431	11.47%

At or for the year ended December 31, 2012:
Securities sold under agreements to repurchase	$4,755.10%		$7,748	$3,537.11%
Notes payable	2,523	7.91%	2,537	2,531	8.53%

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At September 30, 2013, shareholders' equity was $428.6 million, or 17.0% of total assets, compared to $430.2 million, or 16.2% of total assets, at December 31, 2012. The primary factors affecting changes in shareholders' equity were our net income, offset by the change in accumulated other comprehensive income (loss) and dividends declared and paid during the year.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board ("FRB") imposes similar capital regulations on bank holding companies. To be considered "well capitalized" under capital guidelines, the Bank must maintain total risk-based capital, Tier I capital and leverage ratios of 10%, 6%, and 5%, respectively. To be considered "adequately capitalized" under capital guidelines, the Company must maintain total risk-based capital of 8% and Tier I and leverage ratios of 4%. At September 30, 2013, we exceeded all minimum regulatory capital requirements as shown in the table below.

The leverage ratio declined for the Bank and increased for the Company from December 31, 2012 to September 30, 2013. Tier 1 and total risk-based capital ratios declined for the Bank and Company from December 31, 2012 to September 30, 2013. The declines in the regulatory capital ratios are a result of the net income in the first nine months of 2013, offset by the declaration of dividends and the increase in risk-weighted assets from December 31, 2012. The increase in risk-weighted assets was attributable in large part to the increase in our noncovered loan portfolio at higher risk-weights compared to the decrease in our covered loan portfolio and the FDIC receivable at lower risk-weights.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	September 30, 2013		December 31, 2012
	Bank	Company	Bank	Company
Leverage ratio	13.90%	16.20%	14.14%	15.49%
Tier 1 risk-based capital ratio	22.47%	26.18%	26.68%	29.25%
Total risk-based capital ratio	23.72%	27.44%	27.98%	30.54%

The Company, the Bank, and certain of the Bank's executive officers entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the agreement, the Bank must at all times maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The agreement terminates on December 31, 2013. At September 30, 2013, the Bank was in compliance with the Capital Maintenance Agreement.

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

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from our subsidiary bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. As of September 30, 2013, our subsidiary bank had no dividend capacity to pay dividends to us without prior regulatory approval. At September 30, 2013, the Company had $57.4 million in cash and due from bank accounts, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. On March 19, 2013, June 18, 2013, and September 17, 2013, we paid a cash dividend of $.03 per common share to our shareholders.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2013, unfunded commitments to extend credit were $311.1 million. A significant portion of the unfunded commitments related to commercial and residential real estate and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At September 30, 2013, there were commitments totaling approximately $1.7 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      We use interest rate swaps and caps as part of our interest rate risk management strategy. As of September 30, 2013, we had interest rate swaps and caps with aggregate notional amounts of $144.2 million and $200.0 million, respectively. The fair value of these derivative financial assets was $6.9 million as of September 30, 2013, compared to $53,000 as of December 31, 2012. The fair value of the derivative financial liabilities was $1.0 million as of September 30, 2013, compared to the fair value of $2.6 million as of December 31, 2012. Note 8 to the consolidated financial statements located in Item I of this Quarterly Report provides additional information on these contracts.

Except as disclosed in Note 12 to our consolidated financial statements included in this Quarterly Report, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$24,065	$2,709	$5,246	$5,329	$10,781

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

At September 30, 2013, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $407.2 million, or 16.1% of total assets. Our available-for-sale securities at September 30, 2013 amounted to $374.8 million, or 14.8% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2013, core deposits were 136.7% of net loans, compared with 147.3% at December 31, 2012. We maintain seven federal funds lines of credit with correspondent banks totaling $150.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2013, we had no advances from the FHLB and a remaining credit availability of $113.1 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $186.7 million secured by certain loans from our loan portfolio.

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

We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, our Risk Committee reviews, on at least a quarterly basis, our interest rate risk position. The primary tool used to analyze our interest rate risk and interest rate sensitivity is an earnings simulation model. We also monitor the present value of assets and liabilities under various interest rate scenarios, and, to a lesser extent, monitors the difference, or gap, between rate sensitive assets and liabilities.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2013. Based on the simulation run at September 30, 2013, annual net interest income would be expected to increase approximately .06%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately .79%. If they decreased 100 basis points from current rates, net interest income is projected to increase .89%. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve

Shift in Interest Rates (in basis points)	% Change in Projected Baseline Net Interest Income
+200	.79%
+100	.06
-100.89
-200	Not meaningful

Results of Operations

Net Interest Income (Taxable Equivalent)

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

Our net interest spread, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 7.8% and 6.3% during the three months ended September 30, 2013 and 2012, respectively. On a year-to-date basis, our net interest spread of 7.2% was 17 basis points lower than the spread earned during the first nine months of 2012. Our net interest margin on a taxable equivalent basis, which is net interest income on a taxable equivalent basis as a percentage of average earning assets, was 8.0% and 6.4% during the three months ended September 30, 2013 and 2012, respectively, and 7.3% and 7.4% for the nine months ended September 30, 2013 and 2012, respectively.

Net interest income on a taxable equivalent basis increased $10.2 million, or 29.6%, for the third quarter of 2013, compared to the third quarter of 2012. The quarterly increase was primarily a result of higher accretion income on our covered loan portfolio, which was up $9.1 million compared to the same period in 2012. In addition to the increase in accretion income was an increase in interest income on noncovered loans, up $1.1 million compared to the same period in 2012, which was driven in part by our solid organic loan growth. Also contributing to the improvement in net interest income for the third quarter of 2013 was a decrease in interest expense on deposits, which was down from the third quarter of 2012 by $365,000 as we continue to improve our deposit mix and reprice higher cost time deposits. Net interest income on a taxable equivalent basis increased $5.5 million, or 4.7%, for the nine months ended September 30, 2013, compared to the same period in 2012. The year-to-date increase was primarily attributable to an increase in interest income on our noncovered loan portfolio of $5.0 million, or 12.4% and decrease in interest expense on deposits of $1.9 million, or 25.4%, partially offset by a decrease in interest income on investment securities of $1.5 million, or 17.7%.

Interest expense on interest-bearing deposits decreased $365,000, or 16.7%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, while interest expense on interest-bearing deposits was down for the first nine months of 2013 by $1.9 million, or 25.4%, compared to the same period in 2012. The reduction in interest expense for each period in 2013 was the result of declines in the average rate paid and in the average balances of interest-bearing deposits outstanding. The average rate paid on interest-bearing deposits was .44% for both the three and nine months ended September 30, 2013, compared to .49% and .54% for the same respective periods in 2012. The average balance of interest-bearing deposits outstanding decreased $144.2 million for the third quarter of 2013, compared to the third quarter of 2012, and decreased $146.3 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The change for each period in 2013 of the average rate paid was a result of an overall decrease in our market rates across all deposit products and a concerted effort to reduce our cost of funding. Also contributing to the overall lower rate paid on interest-bearing deposit accounts was a shift in our deposit mix away from higher cost money markets accounts and time deposits to lower cost transaction deposits. Our cost of funds was 38 basis points for the three months ended September 30, 2013, compared to 41 basis points for the three months ended September 30, 2012. Our cost of funds was 38 basis points for the nine months ended September 30, 2013, compared to 47 basis points for the nine months ended September 30, 2012.

Our overall yield on average earning assets was 8.3% and 6.8% during the three months ended September 30, 2013 and 2012, respectively. On a year-to-date basis, our yield on average earning assets of 7.7% during the nine months ended September 30, 2013 was 25 basis points lower than the yield during the first nine months of 2012. The increase and subsequent decrease in both our yield on earning assets and our net interest margin for the three and nine months ended September 30, 2013, respectively, is a result of our loan portfolio shifting from higher-yielding covered loans to lower-yielding noncovered loans and accretion income on our covered loan portfolio offset by our lower cost of funding. Our noncovered loan yields continue to trend downward and were 5.5% and 6.5% for the three months ended September 30, 2013 and 2012, respectively, and 5.7% and 6.5% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in noncovered loan yields for both periods in 2013 was primarily a result of competitive pressures and the prolonged low interest rate environment and was partially offset by increases in our covered loan yields. For the three months ended September 30, 2013, we had a covered loan yield of 36.3%, compared to 12.1% for the same period in 2012. Our covered loan yield for the nine months ended September 30, 2013 was 27.6% compared to 14.1% for the same period in 2012. The volatility in our covered loan yield is a result of a number of factors, including increases in estimated cash flows on covered loans, earlier than expected payoffs on covered loans and gains on closing out of covered loan pools.

Also contributing to the volatility in our net interest margin for the three and nine months ended September 30, 2013 compared to the same period in 2012 is the decreased yield in the investment portfolio. The higher-yielding nonagency mortgage-backed securities have become a smaller percentage of our investment portfolio. Cash flows from these securities were reinvested into lower-yielding agency-backed securities thus lowering the overall yield. Continued reinvestment into lower-yielding bonds, due to the current interest rate environment, is expected to produce lower overall yields in the bond portfolio.

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

	For the Three Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Interest-bearing deposits in other financial institutions	$398,391	$313.31%		$333,882	$185.22%
Taxable investment securities	369,485	2,227	2.39%	279,549	2,583	3.68%
Nontaxable investment securities, tax-equivalent basis (2)	5,836	72	4.89%	9,113	121	5.28%
Noncovered loans receivable, tax-equivalent basis (3) (4)	1,140,052	15,872	5.52%	901,168	14,770	6.52%
Covered loans receivable	305,487	27,978	36.34%	622,841	18,893	12.07%
Total earning assets	2,219,251	46,462	8.31%	2,146,553	36,552	6.77%
Total nonearning assets	342,551			526,973
Total assets	$2,561,802			$2,673,526

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$320,168	$88.11%		$321,328	$99.12%
Savings & money market deposits	908,275	970.42%		997,939	1,153.46%
Time deposits less than $100,000	181,865	262.57%		214,488	364.68%
Time deposits $100,000 or greater	137,147	245.71%		162,314	326.80%
Brokered and wholesale time deposits	106,918	250.93%		102,468	238.92%
Notes Payable	5,695	165	11.49%	2,529	54	8.49%
Securities sold under agreements to repurchase	2,438	1.16%		2,448	1.16%
Total interest-bearing liabilities	1,662,506	1,981.47%		1,803,514	2,235.49%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	422,797			356,510
Other liabilities	49,287			86,083
Shareholders’ equity	427,212			427,419
Total liabilities and shareholders’ equity	$2,561,802			$2,673,526
Net interest income		$44,481			$34,317
Net interest spread			7.84%			6.28%
Net interest margin			7.95%			6.36%
Cost of funds			.38%			.41%
(1) Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $25,000 and $42,000 for the three months ended September 30, 2013 and September 30, 2012, respectively.
(3)   Includes average nonaccruing noncovered loans of $2.4 million and $4.1 million for the three months ended September 30, 2013 and 2012, respectively. There are no nonaccrual covered loans.
(4)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $72,000 and $41,000 for the three months ended September 30, 2013 and September 30, 2012, respectively.

	For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Interest-bearing deposits in other financial institutions	$437,200	$878.27%		$250,977	$442.24%
Taxable investment securities	345,852	6,748	2.61%	298,851	8,136	3.64%
Nontaxable investment securities, tax-equivalent basis (2)	6,449	239	4.95%	8,490	349	5.49%
Noncovered loans receivable, tax-equivalent basis (3) (4)	1,075,210	45,529	5.66%	827,500	40,519	6.54%
Covered loans receivable	360,647	74,401	27.58%	704,272	74,574	14.14%
Total earning assets	2,225,358	127,795	7.68%	2,090,090	124,020	7.93%
Total nonearning assets	385,440			583,100
Total assets	$2,610,798			$2,673,190

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$334,895	$276.11%		$318,411	$296.12%
Savings & money market deposits	933,694	2,971.43%		1,054,883	3,867.49%
Time deposits less than $100,000	190,126	831.58%		237,043	1,551.87%
Time deposits $100,000 or greater	141,583	768.73%		182,913	1,344.98%
Brokered and wholesale time deposits	106,793	743.93%		60,126	431.96%
Notes Payable	4,431	380	11.47%	2,533	161	8.49%
Securities sold under agreements to repurchase and federal funds purchased	3,633	3.11%		2,925	3.14%
Total interest-bearing liabilities	1,715,155	5,972.47%		1,858,834	7,653.55%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	406,171			329,440
Other liabilities	61,460			68,437
Shareholders’ equity	428,012			416,479
Total liabilities and shareholders’ equity	$2,610,798			$2,673,190
Net interest income		$121,823			$116,367
Net interest spread			7.21%			7.38%
Net interest margin			7.32%			7.44%
Cost of funds			.38%			.47%
(1) Annualized for the applicable period.
(2)   Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $83,000 and $122,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.
(3)   Includes average nonaccruing noncovered loans of $3.5 million and $3.8 million for the nine months ended September 30, 2013 and 2012, respectively. There are no nonaccrual covered loans.

(4)
Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $214,000 and $112,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2013 vs. September 30, 2012			September 30, 2013 vs. September 30, 2012
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Noncovered loans	$12,801	$(11,699)	$1,102	$14,282	$(9,272)	$5,010
Covered loans	(84,713)	93,798	9,085	(64,260)	64,087	(173)
Taxable investment securities	2,852	(3,208)	(356)	1,470	(2,858)	(1,388)
Nontaxable investment securities	(43)	(6)	(49)	(82)	(28)	(110)
Interest-bearing deposits in other financial institutions	46	82	128	349	87	436
Total interest income	(69,057)	78,967	9,910	(48,241)	52,016	3,775

Interest expense:
Total deposits	(163)	(202)	(365)	(511)	(1,389)	(1,900)
Notes payable	75	36	111	136	83	219
Securities sold under repurchase agreements and federal funds purchased	—	—	—	1	(1)	—
Total interest expense	(88)	(166)	(254)	(374)	(1,307)	(1,681)
Net interest income	$(68,969)	$79,133	$10,164	$(47,867)	$53,323	$5,456
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

We did not establish an allowance for loan losses at the date of each acquisition for the covered loans in our loan portfolio that we acquired under loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We evaluate the recorded investment in our covered loans and compare our actual losses to our estimated losses on a quarterly basis to determine whether additional provision is necessary. This quarterly re-estimation of cash flows expected to be collected is updated based on changes to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our re-estimated losses exceed the last estimated losses, we record a provision for loan losses in our consolidated statements of income. In that event, due to the FDIC loss share agreements, we would bear a net expense between 5% and 20% of the estimated loss, depending upon the applicable loss share agreement to which the loss is related. Conversely, if the expected cash flows improve from our last estimates, any previous impairment is partially or fully reversed and an adjustment to yield is recognized over the remaining life of the loan or pool of loans, as applicable.

We recorded a provision for loan losses on noncovered loans of $905,000 for the three months ended September 30, 2013, compared to $1.1 million for the three months ended September 30, 2012. We recorded a provision for loan losses on noncovered loans of $1.9 million for the nine months ended September 30, 2013 compared to $4.7 million for the nine months ended September 30, 2012. The amount of noncovered loan loss provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management's opinion, to sufficiently cover probable losses in the noncovered loan portfolio. Net charge-offs on noncovered loans for the nine months ended September 30, 2013 were $153,000, or .02% of average loans, compared to net charge-offs on noncovered loans of $587,000, or .09%, of average loans for the nine months ended September 30, 2012.

We recorded a provision for loan losses on covered loans of a negative $636,000 for the three months ended September 30, 2013 compared to $5.4 million for the three months ended September 30, 2012. We recorded a provision for loan losses on covered loans of negative $4.3 million for the nine months ended September 30, 2013 compared to $7.1 million for the nine months ended September 30, 2012. For both the three and nine months ended September 30, 2013, we saw net improvements in our expected cash flows on covered loans from our original acquisition date estimates, which resulted in the full or partial reversal of previously recorded impairment on certain covered loans. This reversal of impairment on covered loans resulted in a negative provision for loan losses for the three and nine months ended September 30, 2013.

Noninterest Income

Noninterest income totaled a negative $14.5 million for the third quarter of 2013, down $11.2 million compared to the third quarter of 2012. Noninterest income totaled a negative $43.7 million for the nine months ended September 30, 2013, down $34.3 million compared to the same period in 2012. The following table presents the components of noninterest income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Amortization of FDIC receivable for loss share agreements	$(18,971)	$(6,291)	$(56,512)	$(17,309)
Service charges on deposits	1,353	1,298	3,852	3,709
Payroll fee income	727	—	2,264	—
Gain on sale of investment securities	717	—	1,081	93
ATM income	604	611	1,844	1,806
Mortgage banking income	260	255	855	868
Gain on FHLB stock redemptions	—	101	—	535
Other	810	737	2,920	919
Total noninterest income	$(14,500)	$(3,289)	$(43,696)	$(9,379)

Net amortization of the FDIC receivable totaled a negative $19.0 million for the three months ended September 30, 2013 compared to a negative $6.3 million for the three months ended September 30, 2012. Net amortization of the FDIC receivable totaled a negative $56.5 million for the nine months ended September 30, 2013 compared to a negative $17.3 million for the nine months ended September 30, 2012. To the extent that currently estimated cash flows on covered loans are more than originally estimated and therefore projected losses are less than originally expected, the related reimbursements from the FDIC contemplated in the FDIC receivable are less, which produces amortization in noninterest income of the excess amount in the FDIC receivable. At the same time, lower projected losses on covered loans causes our loan accretion yields to increase over the remaining life of the applicable covered loans. The increase in amortization expense of the FDIC receivable is due to changes in assumptions during the quarterly re-estimation of cash flows and the short average remaining term of the loss share period.

Payroll fee income of $727,000 and $2.3 million for the three and nine months ended September 30, 2013, respectively, was the result of the acquisition of the assets and business of Altera Payroll, Inc. during the fourth quarter of 2012.

Gain on sale of investment securities were $717,000 and $1.1 million for the three and nine months ended September 30, 2013, respectively, compared to no gains during the same periods in 2012. During the three and nine months ended September 30, 2013, gains were realized on certain investment securities which were sold for asset and liability management purposes to shorten the duration of the investment portfolio.

Other income totaled $810,000 for the three months ended September 30, 2013 compared to $737,000 for the three months ended September 30, 2012. Other income totaled $2.9 million for the nine months ended September 30, 2013 compared to

$919,000 for the nine months ended September 30, 2012. During the three months ended September 30, 2013, we recognized $11,000 in net gains on hedge ineffectiveness compared to $114,000 in net gains during the same period in 2012. We also recognized a $300,000 write-down of assets related to the Jonesboro branch which is scheduled to close at the end of the year, in addition to higher loan prepayment fees of $392,000 during the third quarter of 2013. For the nine months ended September 30, 2013, we recognized $557,000 in net gains on hedge ineffectiveness compared to $242,000 in net losses during the same period in 2012. The hedge ineffectiveness during 2013 and 2012 was related to the interest rate swaps designated as fair value hedges.

Noninterest Expense

Noninterest expense totaled $23.1 million for the third quarter of 2013, up $3.3 million compared to the third quarter of 2012. Noninterest expense totaled $75.2 million for the nine months ended September 30, 2013, up $10.8 million compared to the same period in 2012. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Salaries and employee benefits	$14,794	$12,811	$47,736	$39,402
Occupancy and equipment	2,431	2,469	7,437	7,345
Data processing	1,551	1,196	4,492	4,396
Legal and professional fees	954	1,265	3,835	4,955
Federal insurance premiums and other regulatory fees	939	378	2,012	1,151
Marketing	457	573	1,135	1,203
Loan collection and OREO costs	374	(484)	3,606	1,031
Amortization of intangibles	299	256	1,038	778
Other	1,325	1,371	3,958	4,192
Total noninterest expense	$23,124	$19,835	$75,249	$64,453

Salaries and employee benefits is the single largest component of noninterest expense, which increased $2.0 million, or 15.5%, for the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily a result of higher incentive accruals of $1.1 million, $451,000 related to Altera Payroll, Inc. which was acquired in the fourth quarter of 2012, and severance expenses of $178,000 related to ongoing efficiency efforts. Salaries and employee benefits increased $8.3 million, or 21.2%, for the nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily a result of severance expenses of $2.6 million related to ongoing efficiency efforts, $2.5 million of higher incentive accruals, $1.5 million related to Altera Payroll, Inc. and $479,000 of increases related to share-based compensation plans. The remaining increase from 2012 to 2013 is primarily the full effect related to the addition of personnel, outside of salary expenses related to Altera Payroll, Inc.

Legal and professional fees decreased $311,000, or 24.6%, to $1.0 million for the three months ended September 30, 2013 compared to the same period in 2012. Legal and professional fees decreased $1.1 million, or 22.6%, to $3.8 million for the nine months ended September 30, 2013 compared to the same period in 2012. Audit and accounting expense increased $66,000 for the three months ended September 30, 2013 and decreased $378,000 for the nine months ended September 30, 2013, compared to the same periods in 2012 due to fewer outsourced internal engagements during the year. Consulting expense decreased $58,000 and $392,000 for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 due to a greater reliance on using internal resources rather than external consultants on various initiatives involving enhancing our customer relationship management technology.

FDIC insurance premiums and other regulatory fees increased $561,000, or 148.4%, to $939,000 for the three months ended September 30, 2013, compared to the same period in 2012. FDIC insurance premiums and other regulatory fees increased $861,000, or 74.8%, to $2.0 million for the nine months ended September 30, 2013, compared to the same period in 2012. The increase in expenses for each period in 2013 is mainly due to lower net income and capital levels at the Bank as a result of dividends paid to the Company.

Loan collection and OREO costs increased $858,000 to $374,000 for the three months ended September 30, 2013 as compared to the same period in 2012. Loan collection and OREO costs increased $2.6 million to $3.6 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The increases in expenses for both periods in 2013 is largely attributable to a lower amount of gains realized on the disposal of other real estate owned as well as the write-off of expenses previously recorded as a receivable from the FDIC under loss share agreements that were determined to be uncollectible from the FDIC.

Income Taxes

       Income tax expense is composed of both state and federal income tax expense. Income tax expense declined $9.4 million for the nine months ended September 30, 2013, compared to the same period in 2012. The effective rate for the three month period ended September 30, 2013 and 2012 was 33.0% and 29.2%, respectively. The effective rate for the nine month period ended September 30, 2013 and 2012 was 33.0% and 36.0%, respectively. The lower year-to-date effective rate in 2013 is largely attributable to the larger effect differences other than temporary and tax credits have on the lower amount of taxable income.

Tax years 2009 through 2011 are currently under examination. Based on the preliminary income tax examination reports received, the differences are primarily temporary differences which did not significantly effect the overall income tax expense.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of September 30, 2013, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Form of Restricted Stock Agreement of Thomas L. Callicutt, Jr. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 29, 2013)

10.2	Executive Officer Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 29, 2013)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (v)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.(*)

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

November 8, 2013	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

November 8, 2013	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

10.1	Form of Restricted Stock Agreement of Thomas L. Callicutt, Jr. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 29, 2013)
10.2	Executive Officer Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 29, 2013)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (v)  Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements. *

*   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.