Form 10-K
period 2013-12-31
STATE BANK FINANCIAL CORP
filed 2014-03-14
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $464.0 million.

The number of shares outstanding of the registrant’s common stock, as of March 14, 2014 was 32,127,645.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

As a result of the private offering and our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 19 full service branches throughout middle Georgia and metropolitan Atlanta, Georgia. We offer a variety of community banking services to individuals and businesses within our markets. Our product lines include loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers. In addition to the banking services noted above, we offer payroll services, through Altera Payment Solutions, to small and medium-size businesses. These services include fully automated human resources information system ("HRIS"), payroll, benefits and labor management.

As of December 31, 2013, our total assets were approximately $2.6 billion, our total loans receivable were approximately $1.4 billion, our total deposits were approximately $2.1 billion and our total shareholders' equity was approximately $437.2 million. The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326. The Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210.

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

Strategic Plan

As a result of our twelve FDIC-assisted acquisitions since July 2009, and the fair value discounts associated with each acquisition, we anticipate that a significant portion of our earnings over the next year or two will continue to be derived from the realization of accretable discounts on the loans that we purchased. As a result of our twelve FDIC-assisted acquisitions since July 2009, and the fair value discounts associated with each acquisition, we anticipate that a significant portion of our earnings over the next year or two will continue to be derived from the realization of accretable discounts on the loans that we purchased, partially offset by the amortization expense on the FDIC receivable. (See below "Lending Activities-General" for an explanation of "accretable discounts"). We also plan to continue to grow our loan portfolio through traditional community bank lending. For the year ended December 31, 2013, we had noncovered organic loan growth of $138.0 million, up 14.0%, from 2012.

We anticipate over the coming year that our organic loan growth will exceed the resolution of our nonperforming assets acquired under loss share agreements with the FDIC in connection with the acquisitions of the Acquired Banks we work to reduce and resolve these nonperforming assets and, when necessary, liquidate the real estate collateral associated with these loans. We will also seek other strategic opportunities, such as acquisitions of select loan portfolios, whole loans and loan participations from correspondent banks and specialty lenders, open bank acquisitions and participation in the resolution of failed institutions including loans acquired and marketed by the FDIC from failed banks. We will also consider the purchase of select lines of business that complement our existing operations, such as our acquisition of Altera Payroll, a payroll services company, in the fourth quarter of 2012.

To achieve our goals, we have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture. The members of our management team have close ties to, and are actively involved in, the communities in which we operate, which is critical to our relationship banking focus. In addition, we have completed the integration of the banks acquired in our FDIC-assisted acquisitions, and we believe our senior management team has implemented the necessary infrastructure to allow us to integrate effectively any future acquisitions, and successfully manage the covered assets under our loss share agreements with the FDIC.

Our Market Area

Our primary market areas are middle Georgia (including Macon) and metropolitan Atlanta. In addition to our administrative offices, located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326, we operate 19 full service banking offices and a limited service branch. We have branches in the following counties in Georgia: Bibb, Cobb, Dooly, Houston, Fulton, Gwinnett and Jones.

The following table shows key demographic information about our market areas:

	State Bank and Trust Company				Total Market Area
Market Area	12/31/2013 Deposits	2013 Total Market Share(1)	2013 Rank in Market(1)	Total Deposits in Market Area ($000)(1)	2013 Population(2)	2013-2018 Projected Population Growth(2)	2013 Median Household Income(2)	2013-2018 Projected Growth in Household Income(2)
Middle Georgia
Bibb	$651,830	25.90%	1	$2,511,160	156,546	1.28%	$35,983	13.61%
Dooly	30,093	15.38	3	150,991	15,037	(.72)	29,724	8.45
Houston	265,280	18.96	2	1,250,502	144,621	7.44	52,439	22.83
Jones	189,215	74.45	1	294,693	28,741.39		46,382	18.22
Metro Atlanta
Clayton (3)	$—	3.41%	7	$1,430,675	261,349	3.40%	$41,612	12.73%
Cobb	72,910.71		21	10,611,429	700,675	4.54	61,485	27.30
Fulton	843,148	1.26	8	66,512,661	952,943	9.33	54,941	27.60
Gwinnett	75,849.77		21	11,900,522	831,260	7.99	59,991	28.22

Source: SNL Financial, except where otherwise noted.
(1) This data is as of June 30, 2013 and is for banks and thrifts only and does not include credit unions.
(2) Source: ESRI, as provided by SNL Financial. Demographic data is provided by ESRI, based primarily on U.S. Census data. For non-census year data, ESRI uses samples and projections to estimate the demographic data.

(3) On December 31, 2013, the Clayton County branch was closed and all deposits were transferred to Fulton County.

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

Lending Activities

General

We offer a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans, agriculture and consumer loans. Our customers are generally individuals, owner-managed businesses, farmers, professionals, real estate investors and smaller community banks within our market areas. At December 31, 2013, we had net total loans of $1.3 billion, representing 57.1% of our total earning assets. At December 31, 2013, loans secured by first or second mortgages on real estate comprised approximately $847.3 million, or 61.4%, of our loan portfolio. Of these loans, 14.4% are covered by loss share agreements with the FDIC.

We recorded the loans we acquired in each of our FDIC-assisted acquisitions at their estimated fair values on the date of each acquisition. We calculated the fair value of loans by discounting scheduled cash flows through the estimated maturity date of the loan, using estimated market discount rates that reflect the credit risk inherent in the loan. We refer to the excess cash flows expected at acquisition over the estimated fair value as the "accretable discount." The accretable discount is recognized as interest income over the remaining life of the loan. The "nonaccretable discount" is the difference, calculated at acquisition, between contractually required payments and the cash flows expected to be collected. We expect to have sufficient nonaccretable discounts and allowance for losses on covered loans to cover our estimated losses on the covered assets.

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

•
Other Commercial Real Estate Loans.   At December 31, 2013, other commercial real estate loans amounted to $618.0 million, or approximately 44.8% of our loan portfolio. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.

•
Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically originate these loans for third-party investors. At December 31, 2013, residential real estate loans amounted to $162.1 million, or 11.7% of our loan portfolio, of which home equity loans totaled $45.9 million, or 28.3% of the residential real estate loan portfolio.

Real Estate Construction and Development Loans

        At December 31, 2013, real estate construction and development loans amounted to $286.4 million, or approximately 20.7% of our loan portfolio. Of these loans, 12.4% are covered by loss share agreements with the FDIC. We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent leasing and/or sale of the property. Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	a downturn in the real estate market;

•	rising interest rates which may prevent sale of the property; and

•	failure to lease or sell completed projects in a timely manner.

We attempt to reduce the risks associated with construction and development loans by obtaining personal guarantees, as appropriate, monitoring the construction process, and by keeping the loan-to-value ratio of the completed project within regulations as promulgated by both the FDIC and the Georgia Department of Banking and Finance.

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

Commercial and Industrial and Owner-Occupied Real Estate Loans

•
Commercial and Industrial. At December 31, 2013, commercial and industrial loans amounted to $34.4 million, or 2.5% of our total loan portfolio. Of these loans, 12.4% are covered by loss share agreements with the FDIC. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas. While these loans may have real estate as partial collateral, many are secured by various other assets of the borrower including but not limited to accounts receivable, inventory, furniture, fixtures, and equipment. Our underwriting and management of the credit take into consideration the fluid nature of receivables and inventory collateral, where appropriate. Our repayment analysis includes a consideration of the cash conversion cycle, historical cash flow coverage, the predictability of future cash flows, together with the overall capitalization of the borrower.

•
Owner-Occupied Real Estate Loans.  At December 31, 2013, owner-occupied real estate loans amounted to $229.3 million, or approximately 16.6% of our loan portfolio. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business, as cash flow from the business is considered the primary source of repayment.

Consumer and Other Loans

        At December 31, 2013, consumer and other loans amounted to $50.7 million, or 3.7% of our loan portfolio. Of these loans, 1.2% are covered by loss share agreements with the FDIC. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, personal financial statement composition, past credit history and the availability and value of collateral. Consumer loan interest rates are both fixed and variable. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be more difficult to assess, more likely to decrease in value, and is more difficult to control, than real estate.

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

        Our loan approval policy provides for all consumer and commercial relationship debt less than $500,000 to be handled through a centralized underwriting group. We also have modest officer lending limits on relationship debt greater than $500,000. Approval concurrence from experienced credit risk managers is required as the size of the transaction increases. Loans underwritten outside of our Centralized Underwriting group are required to be post reported to our Loan Committees. Our Loan Committees include the Executive Risk Officer, President/Executive Banking Officer, Senior Banking Officer, Chief Credit Officer, Senior Credit Officer, and the applicable Regional Credit Officer, Regional President, Correspondent Lending Director and Real Estate Director. We maintain a single borrower internal lending limit of $20.0 million, of which no more than $5.0 million may be unsecured. The board of directors has authorized the Bank with lending authority up to $40.0 million for any relationship of which no more than $10.0 million may be unsecured. Approval of our executive officers is required when a single transaction exceeds $10.0 million, a relationship's total credit exposure exceeds $20.0 million, or unsecured total corporate exposure is greater than $5.0 million. As a bank policy, we do not make loans to any director, employee (officer or non-officer), or principal shareholder, or the related interests of each.

Credit Administration and Loan Review

All loans are rated at inception according to the Bank's credit grading system. The credit rating for consumer loans is determined by Centralized Consumer Underwriting. The credit rating for commercial loans is recommended by the relationship manager and ultimately determined by the applicable approval authority of the loan. It is the responsibility of the relationship manager to assess the accuracy of the credit ratings assigned to relationships with total credit exposure greater than $100,000 on a quarterly basis. The credit rating on loans less than $100,000 will remain unchanged unless the loan is part of a larger relationship. As such, the primary review mechanism for managing these loans is the past due report. In our quarterly noncovered allowance for loan loss analysis, loans that are less than $100,000 and are over 60 days past due are reclassified and are treated as substandard and are reserved for as a homogeneous pool, subject to the appropriate loss factor. A reassessment of a loan's credit rating may also be triggered by the noncompliance with financial or reporting covenants, review of financial information, or changes in the primary collateral securing the loan.

Our Credit Administration and Risk Departments assess portfolio trends, concentration risk, and other loan portfolio measurements to gauge the systemic risk that may be inherent in our lending practices and procedures. Our loan review activity is primarily coordinated by the Internal Loan Review Department, which is comprised of a Director of Loan Review and two loan review staff members. Our internal loan review is risk-based, concentrating on those areas with the highest perceived risk. For the year ended December 31, 2013, loans reviewed totaled $626.1 million, representing 43.3% of recorded investment balances at year-end. The objective of each review was to assess the accuracy of our internal risk ratings; adherence to applicable regulations and bank policies; documentation exceptions; and potential loan administration deficiencies.
Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the Bank's capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2013, our legal lending limits were approximately $42.0 million (15%) and $70.0 million (25%), and we maintained an internal lending limit of $10.0 million (if unsecured) and $40.0 million (if secured). We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Loss Share Resolution

        Our twelve FDIC-assisted acquisitions significantly expanded our asset and liability base. Because of the loss protection provided by the FDIC, the risks associated with the loans and foreclosed real estate we acquired in our FDIC-assisted acquisitions are significantly different from the risks associated with our loans and foreclosed real estate that are not covered under the FDIC loss share agreements. We refer to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "noncovered loans." As of December 31, 2013, our covered loans totaled $257.5 million, or 18.6% of total loans, and our noncovered loans totaled $1.1 billion, or 81.4% of total loans. Given the FDIC loss share protection for our covered loans, our business model since July 24, 2009, and for the immediate future, relies heavily on our loss share resolution business and on the income generated from the remediation and disposal of the assets we acquired from the FDIC.

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

Our Credit Administration Department supervises the management of performing covered loans. Our personnel use loan approval sheets to approve all new loans and renewals. These loan approval sheets require credit personnel completing the form to indicate whether or not the loan is covered under loss share. We have trained our credit personnel to watch for any issues that could remove a loan from loss share protection and to contact the Risk Management Department (described below) with any concerns. In such an event, the Risk Management Department reviews the situation and, if necessary, obtains advice from appropriate FDIC personnel.

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

We monitor compliance with the loss share agreements through the Risk Management Department. Specially trained personnel are responsible for reviewing the management of our covered assets to ensure full compliance with the loss share agreements.

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

Treasury and Management Services

We provide advanced treasury management tools and payment solutions to small business, business and commercial customers. The bank has embraced a payment solutions talk track to initiate deeper core operating relationships in targeted segments and industry verticals. Funds collection and concentration services include ACH origination, Electronic Invoice Presentment and Payment (EIPP), Electronic Bill Presentment and Payment (EBPP), Remote Deposit Capture, Remote and Mobile Cash Deposit, merchant services, retail and wholesale lockbox, and wire services. Cash management accounts include enhanced analysis with complex grouping structures, targeted balance sweeps, zero balance accounts, and multiple entity grouping. Disbursement services include ACH origination, wire services, enhanced on-line bill pay, person-to-person payments and bank-to-bank transfers. Enhanced fraud controls include Positive Pay, ACH debit block, and Trusteer Rapport malware protection. Our on-line cash management systems can be controlled and managed from multiple locations, through multiple access devices including mobile, tablet, and desktop, and with around-the-clock access.

Payroll Services

On October 15, 2012, we acquired substantially all of the assets of Altera Payroll, Inc., a payroll services company, for $5.7 million. The acquisition diversified our revenue beyond existing business lines and complements our other commercial banking services. Altera Payment Solutions, formed from the Altera Payroll acquisition, operates as a division of the Bank, in partnership with treasury services, to provide payroll services, human resources services and payroll cards.

Employees

As of December 31, 2013, we had 555 full-time employees and 22 part-time employees for a total of 577 employees.

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

SUPERVISION AND REGULATION

Both State Bank Financial Corporation and State Bank and Trust Company are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic conditions or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all of the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises

Our bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict, and have no control over, the nature or impact of future changes in monetary and fiscal policies. In addition to the Federal Reserve's policy, the following regulatory and governmental actions were enacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which, among other things, changed the oversight and supervision of financial institutions, revised minimum capital requirements, created a new federal agency to regulate consumer financial products and services and implemented changes to corporate governance and compensation practices. The act is focused in large part on the financial services industry, particularly large bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that affect us, including:

•
Minimum Leverage and Risk-Based Capital Requirements.  Under the Dodd-Frank Act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions. As a result, the Company and the Bank will be subject to at least the same capital requirements and must include the same components in regulatory capital.

•
Deposit Insurance Modifications.  The Dodd-Frank Act modified the FDIC's assessment base upon which deposit insurance premiums are calculated. The new assessment base equals our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The Dodd-Frank Act also permanently raised the standard maximum federal deposit insurance limits from $100,000 to $250,000.

•
Creation of New Governmental Authorities.  The Dodd-Frank Act created various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of our subsidiary bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules took effect on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

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

Basel Capital Standards

In December 2010, the Basel Committee on Banking Supervision (BCBS), an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing capital requirements for banking organizations. Modest revisions were made in June 2011. The Basel III standards operate in conjunction with portions of standards previously released by the BCBS and commonly known as “Basel II” and “Basel 2.5.” On June 7, 2012, the Federal Reserve, the OCC, and the FDIC requested comment on these proposed rules that, taken together, would implement the Basel regulatory capital reforms through what we refer to herein as the “Basel III capital framework.”

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule will apply to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014, for advanced approaches banking organizations, and will begin to phase in on January 1, 2015, for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from current requirements);

•	a leverage ratio of 4%; and

•	a new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations, resulting in a leverage ratio requirement of 7% for such institutions.

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital.  The remaining, nondeducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not  includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The deadline for compliance with the Volcker Rule is July 21, 2015.

Proprietary trading includes the purchase or sale as principal of any security, derivative, commodity future, or option on any such instrument for the purpose of benefitting from short-term price movements or realizing short-term profits. Exceptions apply, however. Trading in U.S. Treasuries, obligations or other instruments issued by a government sponsored enterprise, state or municipal obligations, or obligations of the FDIC is permitted. A banking entity also may trade for the purpose of managing its liquidity, provided that it has a bona fide liquidity management plan. Trading activities as agent, broker or custodian; through a deferred compensation or pension plan; as trustee or fiduciary on behalf of customers; in order to satisfy a debt previously contracted; or in repurchase and securities lending agreements are permitted. Additionally, the Volcker Rule permits banking entities to engage in trading that takes the form of risk-mitigating hedging activities.

The covered funds that a banking entity may not sponsor or hold on ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly-owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

The regulation as issued on December 10, 2013, treated collateralized debt obligations backed by trust preferred securities as covered funds and accordingly subject to divestiture. In an interim final rule issued on January 14, 2014, the agencies exempted collateralized debt obligations, or CDOs, issued before May 19, 2010, that were backed by trust preferred securities issued before the same date by a bank with total consolidated assets of less than $15 billion or by a mutual holding company and that the bank holding the CDO interest had purchased before December 10, 2013, from the Volcker Rule prohibition. This exemption does not extend to CDOs backed by trust-preferred securities issued by an insurance company.

While we continue to evaluate the impact of the final regulations, we do not currently anticipate that the Volcker Rule will have a material effect on our operations.

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

Our only subsidiary today is the Bank. Additionally, we do not currently engage in other activities other than the management and control of the Bank, although we may choose to engage in other activities in the future. As a bank holding company, we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

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

The Company and the Bank entered into a Capital Maintenance Agreement with the FDIC that terminated on December 31, 2013. Under the terms of the Capital Maintenance Agreement, the Bank was required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time the Bank's leverage ratio fell below 10%, or its risk-based capital ratio fell below 12%, the Company would have been required to immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively.  The Bank was in compliance with the Capital Maintenance Agreement at December 31, 2013. The Company and the Bank have agreed with the FDIC to enter into a new Capital Maintenance Agreement, which will require the Bank to maintain the same capital requirements as the prior Capital Maintenance Agreement, through July 2016.

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

These agencies, and the federal and state laws applicable to the Bank’s operations, respectively, extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of reserves on demand deposit liabilities, and the safety and soundness of our banking practices. In addition, in August 2009, the FDIC published guidance that extended supervisory procedures for de novo banks from three years to seven years. The Bank is viewed by the FDIC as a de novo institution and is subject to these extended supervisory procedures until July 2016, including the requirement to operate under a business plan approved by the FDIC. During this period, the Bank must obtain prior regulatory approval for any material deviation from the Bank’s business plan.

All insured depository institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions file quarterly call reports with their federal regulatory agency and their state supervisor, when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Prompt Corrective Action

As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. Under current regulations, the categories are as noted below. Beginning in January 2015, however, the minimum capital levels for each prompt corrective action category will be increased pursuant to the new capital regulations adopted in July 2013, described above under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises - Basel Capital Standards.” The following is a list of the current criteria for each prompt corrective action category:

•	Well Capitalized - The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution:

•	has total risk-based capital ratio of 10% or greater; and

•	has a Tier 1 risk-based capital ratio of 6% or greater; and

•	has a leverage capital ratio of 5% or greater; and

•	is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:

•	has a total risk-based capital ratio of 8% or greater; and

•	has a Tier 1 risk-based capital ratio of 4% or greater; and

•
has a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized - The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:

•	has a total risk-based capital ratio of less than 8%; or

•	has a Tier 1 risk-based capital ratio of less than 4%; or

•	has a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized - The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:

•	has a total risk-based capital ratio of less than 6%; or

•	has a Tier 1 risk-based capital ratio of less than 3%; or

•	has a leverage capital ratio of less than 3%.

•
Critically Undercapitalized - The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The Company and the Bank have agreed with the FDIC to enter into a new Capital Maintenance Agreement, which will require the Bank to maintain the same capital requirements as the prior Capital Maintenance Agreement, through July 2016.

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

As of December 31, 2013, the Bank's regulatory capital surpassed the levels required to be considered "well capitalized" and met the requirements of the Capital Maintenance Agreement with the FDIC.

As further described under “Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises - Basel Capital Standards,” the Basel Committee released in June 2011 a revised framework for the regulation of capital and liquidity of internationally active banking organizations. The new framework is generally referred to as “Basel III”. As discussed above, Basel III when fully phased-in, will require certain bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. On July 2, 2013, the Federal Reserve adopted a final rule implementing the Basel III standards and complementary parts of Basel II and Basel 2.5. On July 9, 2013, the FDIC adopted the same provisions in the form of an “interim” final rule.

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its nonbank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each extension of credit or certain other credit exposures must meet specified collateral requirements. These limits apply to any transaction with a third party if the proceeds of the transaction benefit an affiliate. The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank's affiliates. Regulation W generally excludes all nonbank subsidiaries of banks from treatment as affiliates, except for subsidiaries engaged in certain nonbank financial activities or to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

The Bank's policy is to not extend credit to its employees, directors, certain principal shareholders and their related interests.

In addition, the Bank may not purchase an asset from or sell an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Branching

Under current Georgia and federal law, we may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance and the FDIC. In addition, with prior regulatory approval, the Bank will be able to acquire branches of existing banks located in Georgia. Furthermore, the Dodd-Frank Act authorizes a state or national bank to branch into any state as if they were chartered in that state.

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

Consumer Protection Regulations

Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

•
the Dodd-Frank Act that created the Bureau of Consumer Financial Protection within the Federal Reserve, which has broad rule-making authority over a wide range of consumer laws that apply to all insured depository institutions;

•
the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers and including substantial new requirements for mortgage lending, as mandated by the Dodd-Frank Act;

•
the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in extending credit;

•
the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies; and

•	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.

The deposit operations of the Bank are also subject to federal laws, such as:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions.

Enforcement Powers

The Bank and its "institution-affiliated parties," including its management, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,375,000 a day for those violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' have expansive power to issue cease-and-desist orders. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

The number of government entities authorized to take action against our bank subsidiary has expanded under the Dodd-Frank Act. The FDIC continues to have primary enforcement authority. In addition, the CFPB also has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of our bank in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including State Bank and Trust Company. Prior notice to the CFPB and the FDIC would be necessary for an action against the Bank.

Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs, also governed under the Bank Secrecy Act, that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2015, as described below. Bank regulators routinely examine institutions for compliance with these obligations and are required immediately to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act

The USA PATRIOT Act became effective on October 26, 2001, and amended the Bank Secrecy Act. The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

•	requiring standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports of nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The USA PATRIOT Act requires financial institutions to undertake enhanced due diligence of private bank accounts or correspondent accounts for non-U.S. persons that they administer, maintain or manage. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Financial Crimes Enforcement Network (“FinCEN”) can send our Bank lists of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank can be requested to search its records for any relationships or transactions with persons on those lists. If the Bank identifies any such relationships or transactions, it must report those relationships or transactions to FinCEN.

The Office of Foreign Assets Control

The Office of Foreign Assets Control ("OFAC"), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transaction on the account. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. The Bank's policy is not to disclose any personal information unless permitted by law.

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

Under Georgia law, the prior approval of the Georgia Department of Banking and Finance is required before any cash dividends may be paid by a state bank if:

•	total classified assets at the most recent examination of the bank exceed 80% of the equity capital (as defined, which includes the allowance for loan losses) of the bank;

•	the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; and

•	the ratio of equity capital to adjusted total assets is less than 6%.

The Company paid cash dividends of $.03 per share to its shareholders on each of March 19, 2013, June 18, 2013, September 17, 2013, and December 17, 2013.

Check 21

The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	requiring every financial institution to communicate to account holders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•
requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	generally requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

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

Insurance of Accounts and Regulation by the FDIC

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. Assessment rates are higher for banks that fall into higher risk categories. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, remain insured for a period of six months to two years, as determined by the FDIC.

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

Risks Related to Our Business

Negative developments in the financial industry, the domestic and international credit markets, and the economy in general pose significant challenges for our industry and us and could adversely affect our business, financial condition and results of operations.

Negative developments that began in the latter half of 2007 and that have continued since then in the global credit and securitization markets have resulted in unprecedented volatility and disruption in the financial markets, a general economic downturn and a tepid economic recovery, both nationally and in our Georgia markets. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances deteriorated at many institutions and have not fully recovered, and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.

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

As of December 31, 2013, approximately 92.9% of our noncovered loan portfolio (those loans not covered by loss share agreements with the FDIC) was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each loan provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. As of December 31, 2013, approximately 71.3% of our noncovered loan portfolio consists of loans secured by commercial real estate, comprising $801.5 million of total loans.

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

If we are unable to replace the revenue we expect to derive from the continued realization of accretable discounts on our acquired loans with new loans and other earning assets, our financial condition and earnings may be adversely affected.

As a result of the twelve FDIC-assisted acquisitions we have made and the negative purchase price associated with each acquisition, we anticipate that a portion of our income will continue to be derived from the realization of accretable discounts on the loans that we purchased in our FDIC-assisted acquisitions. For the year ended December 31, 2013, we recognized $122.5 million of accretion income, or 63.2% of our total interest income for the year, from the realization of accretable discounts on our acquired loans offset by amortization expense on the FDIC receivable. The accretable discount on the acquired loans will be recognized into interest income over the estimated life of the covered loan portfolio. During the period, if we are unable to replace our acquired loans and the related accretion with new performing loans and other earning assets due to a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

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

The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. Our earnings depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, this "gap" may work against us, and our earnings may be adversely affected.

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

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve (the “Federal Reserve”). Adverse changes in the Federal Reserve’s interest rate policies or other changes in monetary policies and economic conditions could materially and adversely affect us. We may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels and overall results.

We depend on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.

Our success largely depends on the continued service and skills of our existing management team, including Joseph W. Evans, our Chairman and Chief Executive Officer, J. Daniel Speight, Jr., our Vice Chairman and Chief Operating Officer, Kim M. Childers, our Vice Chairman and Executive Risk Officer, Stephen W. Doughty, our Vice Chairman and Corporate Development Officer, J. Thomas Wiley, Jr., our Vice Chairman and President, and Thomas L. Callicutt, Jr., our Executive Vice President and Chief Financial Officer, as well as other key employees with long-term customer relationships. Our growth strategy is built primarily on our ability to retain employees with experience and business relationships within their respective segments. The loss of one or more of these key personnel could have an adverse effect on our business because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel.

FDIC-assisted acquisition opportunities may not be available to us, and increased competition may make it more difficult for us to bid on failed bank transactions on terms we consider to be acceptable.

Our business strategy includes the consideration of potential acquisitions of failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities in part because of loss-sharing arrangements with the FDIC that limit the acquirer's downside risk on the purchased loan portfolio. Assets purchased from the FDIC are marked to their fair value, and in many cases there is little or no addition to goodwill arising from an FDIC-assisted transaction. The bidding process for failing banks has become more competitive, and the increased competition may make it more difficult for us to bid on terms we consider to be acceptable. Our prior acquisitions should be viewed in the context of the opportunities available to us as a result of the confluence of our access to capital at a time when market dislocations of historical proportions resulted in attractive asset acquisition opportunities

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC and the Georgia Department of Banking and Finance. Our compliance with these regulations is costly and restricts our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits. Many of these regulations are intended to protect depositors, the public and the FDIC rather than our shareholders. The burden of regulatory compliance has increased under current legislation and banking regulations and is likely to continue to have or may have a significant impact on the financial services industry. Recent legislative and regulatory changes, as well as changes in regulatory enforcement policies and capital adequacy guidelines, are increasing our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements. In addition, future regulatory changes, including changes to regulatory capital requirements, could have an adverse impact on our future results. Furthermore, the federal and state bank regulatory authorities who supervise us have broad discretionary powers to take enforcement actions against banks for failure to comply with applicable regulations and laws. If we fail to comply with applicable laws or regulations, we could become subject to enforcement actions that have a material adverse effect on our future results.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material adverse effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse our business, financial condition, results of operations and prospects.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the FDIC adopted the same provisions in the form of an “interim” final rule. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and noncumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

Beginning in 2015, our minimum capital requirements will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a require CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is not expected to significantly impact the Company and the Bank as our current capital levels far exceed those required under the new rules.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increase the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The Company and the Bank have agreed with the FDIC to enter into a new Capital Maintenance Agreement, which will require the Bank to maintain the same capital requirements as the prior Capital Maintenance Agreement, through July 2016.

The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies have proposed new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration. The U.S. banking regulators have proposed a liquidity coverage ratio for systemically important banks. Although the proposal would not apply directly to us, the substance of the proposal may inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets and adversely affect our results and financial condition.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In February 2014, the U.S. debt ceiling was suspended through March 2015. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company and are not reflected in certain of our historical financial statements. In addition, the Sarbanes-Oxley Act, as well as new rules implemented by the SEC under the Dodd-Frank Act, will require changes in regulations and standards relating to corporate governance and public disclosure creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We expect that these rules and regulations will increase our legal and financial compliance costs.

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

We maintain an allowance for loan losses with respect to our loan portfolio, in an attempt to cover loan losses inherent in our loan portfolio. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectability of our loan portfolio, including the diversification in our loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security. If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan losses would materially decrease our net income and adversely affect our general financial condition.

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

Construction and development, commercial real estate, and commercial and industrial lending usually involve higher credit risks than single-family residential lending. As of December 31, 2013, the following loan types accounted for the stated percentages of our total noncovered loan portfolio to the total loan portfolio: real estate construction and development-18.2%, commercial real estate-39.9%, and commercial and industrial-14.9%. As of December 31, 2013, the following loan types accounted for the stated percentages of our total covered loan portfolio to the total loan portfolio: real estate construction and development-2.5%, commercial real estate-4.9%, and commercial and industrial-4.2%. However, over time, we expect that the number of noncovered loans in these categories will increase. These types of loans typically involve larger loan balances to a single borrower or groups of related borrowers.

Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period but have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

As of December 31, 2013, our outstanding commercial real estate loans were equal to 206.2% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to $250,000 per account. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Recent market developments and bank failures significantly depleted the FDIC's Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank's average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank's overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported on our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider "critical" because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

Any requested or required changes in how we determine the impact of loss share accounting on our covered loans and FDIC receivable for loss share agreements could have a material or adverse effect on our reported results.

Our financial results continue to be significantly affected by loss share accounting, which is driven by accounting rule interpretations made by us. Loss share accounting is a complex accounting methodology. Many of the decisions management makes regarding the application of this accounting methodology are subject to review by our accountants and the various regulatory agencies to whom we report. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as “OFAC”). Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

Risks Related to the Acquisition of our Acquired Banks

We are subject to risks related to our acquisition transactions.

The ultimate success of our past FDIC-assisted transactions, and any acquisitions (whether FDIC-assisted or unassisted transactions) in which we may participate in the future, will depend on a number of factors, including our ability:

•	to fully integrate, and to integrate successfully, the branches acquired into our operations;

•	to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage interest-earning assets (loans) acquired;

•	to retain existing deposits and to generate new interest-earning assets in the geographic areas previously served by the acquired banks;

•	to effectively compete in new markets in which we did not previously have a presence;

•	to control the incremental noninterest expense from the acquired operations in a manner that enables us to maintain a favorable overall efficiency ratio;

•	to retain and attract the appropriate personnel to staff the acquired operations;

•	to earn acceptable levels of interest and noninterest income, including fee income, from the acquired operations; and

•	to reasonably estimate cash flows for acquired loans to mitigate exposure greater than estimated losses at the time of acquisition.

As with any acquisition involving a financial institution, particularly one involving the transfer of a large number of bank branches as is often the case with FDIC-assisted transactions, there may be higher than average levels of service disruptions that would cause inconveniences to our new or existing customers or potentially increase the effectiveness of competing financial institutions in attracting our customers. We anticipate challenges and opportunities because of the unique nature of each acquisition. Integration efforts will also likely divert our management's attention and resources. We may be unable to integrate acquired branches or their personnel successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of our acquisition transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage effectively any growth resulting from our acquisition transactions.

In addition, on January 3, 2013, the Inspector General of the FDIC issued a study on the impact of bank failures, including the FDIC's handling of loss share arrangements. The results of this study includes seven recommendations intended to strengthen certain supervisory activities, including, among other things, the development of additional controls for monitoring an acquiring institution's commercial loan modification efforts under loss share agreements, that may affect how the FDIC administers and interprets our loss share agreements or may impact whether the FDIC places banks that meet our strategic objectives into receivership. Should this study or other legislative initiatives have such effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC is conditioned upon our compliance with certain requirements under the agreements.

We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to reimburse us for a portion of our losses on a majority of the assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and other real estate owned covered by the agreements may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated. In addition, under the loss share agreements, we are subject to audits by the FDIC through its designated agent to monitor our compliance with the agreements. As the loan servicing standards evolve, we may experience difficulties in complying with the requirements of the loss share agreements

In addition, under the loss share agreements, we must obtain the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, a merger or consolidation of the Bank (or, under some of our loss share agreements, the Company, if the shareholders of the Company will own less than 66.66% of the consolidated entity), requires the consent of the FDIC. When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the acquisition of the Acquired Banks and the loss share agreement with the FDIC may not cover all of those charge-offs.

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

Our loss share arrangements with the FDIC will not cover all of our losses on loans we acquired through the acquisition of the Acquired Banks and we will not be reimbursed for losses on covered loans and other real estate after our loss share agreements expire.

Although we have entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired in connection with our acquisitions of the Acquired Banks, we are not protected against all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss share agreements have limited terms (ten years for losses on single-family loans, five years for losses on non single-family loans and eight years with respect to recoveries on non single-family loans). Certain of our covered loans and other real estate are subject to loss share agreements that will expire in 2014. The FDIC will not reimburse us for any charge-off or related losses for which we make claims after the expiration of the claim period under the applicable loss share agreements, and any such charge-offs for which we are not reimbursed would negatively impact our net income. Moreover, the loss share provisions in the loss share agreement may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our business, results of operation, and financial condition could be materially and adversely affected.

The FDIC requires that we make a "true-up" payment to the FDIC if our realized losses are less than expected.

Some of the loss share agreements between the Bank and the FDIC with respect to certain of our FDIC-assisted transactions contain a provision that obligates us to make a "true-up" payment to the FDIC if the realized losses experienced with these acquired banks are less than expected. The "true-up" calculation is scheduled to be made as of the 45th day following the last day of the calendar month of the tenth anniversary of the closing of the applicable acquisitions. Any such "true-up" payment beyond that which we have estimated could have a negative effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

Shares of our common stock are subject to dilution.

As of March 14, 2014, we had 32,127,645 shares of common stock issued and outstanding, warrants outstanding to purchase another 2,590,324 shares of our common stock, and options to purchase 28,918 shares of our common stock. Our outstanding shares of common stock include 431,269 shares of restricted stock. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, the issuance will result in dilution to each shareholder by reducing the shareholder's percentage ownership of the total outstanding shares of our common stock.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Our main office is located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326 and the Bank's main branch office is located at 4219 Forsyth Road, Macon, Georgia 31210. We lease the Company's main office and own the Bank's main office location. The Bank operates 19 full service branches located in Bibb, Cobb, Dooly, Houston, Fulton, Gwinnett and Jones Counties, Georgia. We lease two of our branches and own the remaining locations.

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

Market Information and Holders of Record

On April 14, 2011, our common stock became listed on The NASDAQ Capital Market under the symbol "STBZ."

The following table shows the high and low sales prices for shares of our common stock reported by the NASDAQ Capital Market and the dividends we paid per common share for the periods indicated in 2013 and 2012.

	2013			2012
	High	Low	Per Share Cash Dividends	High	Low	Per Share Cash Dividends
Fourth Quarter	$18.50	$15.31	$.03	$16.99	$14.73	$.03
Third Quarter	$16.64	$14.94	.03	17.00	14.01	.03
Second Quarter	$16.33	$14.30	.03	18.16	14.70	—
First Quarter	$16.74	$15.50	.03	18.07	15.01	—

As of March 14, 2014, we had 32,127,645 shares of common stock issued and outstanding and approximately 163 shareholders of record.

Dividends

Our ability to pay dividends depends on the ability of the Bank to pay dividends to us. Under Georgia law, the prior approval of the Georgia Department of Banking and Finance is required before the Bank may pay any cash dividends if:

a.	total classified assets at the Bank's most recent examination exceed 80% of equity capital (which includes the reserve for loan losses);

b.	the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits for the previous calendar year; or

c.	the Bank's ratio of equity capital to adjusted total assets is less than 6%.

As noted in the above table, we paid cash dividends of $.03 per common share to our common shareholders in each quarter of 2013 and in the third and fourth quarters of 2012.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed to be "soliciting material" or "filed" with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing. The stock performance graph represents past performance and should not be considered an indication of future performance.

The stock performance graph compares the cumulative quarterly shareholder return over the past three years on the Company's common stock, assuming an investment of $100 on December 31, 2010 and the reinvestment of dividends thereafter, to that of the common stocks reported in the SNL U.S. Bank Index and the common stocks reported in the NASDAQ U.S. Index. The SNL U.S. Bank Index was made up of 324 U.S. bank stocks as of December 31, 2013 and the NASDAQ U.S. Index comprises all domestic shares traded on the NASDAQ Global Select, NASDAQ Global Market, and The NASDAQ Capital Market, excluding preferred stocks, rights and warrants. On December 28, 2010 our common stock became registered under Section 12 of the Securities Exchange Act of 1934. Our common stock was not listed on a national securities exchange until April 14, 2011. As a result, for the first quarter of 2011, the table shows the reported total return, based on an investment of $100, for our common stock based on information gathered from OTC markets. During this time, prior to our listing on NASDAQ on April 14, 2011, our common stock was considered a "grey market" security. Beginning on April 14, 2011, the tables shows the reported total return, based on an investment of $100, of our common stock based on trades reported on the NASDAQ Capital Market.

	Cumulative Total Return*
	December 31
	2010	2011	2012	2013
State Bank Financial Corporation	$100	$104	$110	$127
NASDAQ U.S. Index	100	101	119	166
SNL U.S. Bank	100	77	105	143
* Assumes $100 invested on December 31, 2010 in STBZ's common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

Item 6.  Selected Financial Data.

The following table provides summary historical consolidated financial information for the periods and as of dates indicated. This information should be read in conjunction with our audited consolidated financial statements, including the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The historical information at December 31, 2013 and 2012 is derived from our audited consolidated financial statements that appear in this report.

On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. As a result of the private offering and change in control transaction, we applied the push-down basis of accounting to our 2009 audited financial statements. Our 2009 financial statements presented two periods that reflect our historical basis of accounting for the period from January 1, 2009 through July 23, 2009 (the "predecessor period") and our new basis of push-down accounting for the period from July 24, 2009 through December 31, 2009 (the "successor period"). The historical information for December 31, 2010, the successor period and the predecessor period is derived from our audited financial statements that do not appear in this report. The historical results shown below and elsewhere in this report are not necessarily indicative of our future performance.

	Successor Period					Predecessor Period
(dollars in thousands, except per share data)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009
Selected Results of Operations Data:
Total interest income on invested funds	$10,198	$11,390	$11,406	$9,078	$2,750	$140
Interest income on noncovered loans, including fees	61,176	55,460	38,809	14,185	1,006	974
Accretion income on covered loans	122,466	102,413	116,967	145,098	54,027	—
Interest expense	7,933	9,749	21,773	37,240	14,741	500
Net interest income	185,907	159,514	145,409	131,121	43,042	614
Provision for loan losses (noncovered loans)	1,920	5,035	6,482	3,955	2,689	261
Provision for loan losses (covered loans)	(4,407)	10,081	20,034	—	—	—
(Amortization) accretion of FDIC receivable for loss share agreements	(87,884)	(32,569)	10,257	15,055	4,748	—
Noninterest income	16,771	12,571	28,351	16,283	5,605	119
Noninterest expense	97,967	89,236	90,967	85,645	22,345	719
Income (loss) before income taxes	19,314	35,164	66,534	72,859	28,361	(247)
Income taxes	6,567	12,422	23,528	27,313	10,339	—
Net income (loss)	$12,747	$22,742	$43,006	$45,546	$18,022	$(247)

Selected Average Balances:
Total assets	$2,597,922	$2,665,699	$2,756,949	$2,626,566	$2,018,989	$35,052
Investment securities	359,276	308,297	373,246	383,257	242,463	3,934
Loans Receivable:
Noncovered loans (6)	1,089,959	859,414	552,755	163,248	34,964	23,905
Covered Loans	337,542	652,953	824,356	989,278	841,167	—
Allowance for loan losses (noncovered loans)	(9,886)	(12,839)	(7,271)	(3,578)	(184)	(489)
Allowance for loan losses (covered loans)	(24,475)	(56,920)	(15,965)	—	—	—

	Successor Period					Predecessor Period
(dollars in thousands, except per share data)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009
Selected Average Balances:
Interest-earning assets	$2,237,045	$2,102,114	$2,069,117	$1,829,468	$1,415,917	$32,844
Total deposits	2,107,198	2,165,606	2,331,867	2,262,260	1,581,830	27,199
Interest-bearing liabilities	1,702,257	1,829,321	2,079,171	2,072,398	1,556,271	26,253
Noninterest-bearing liabilities	467,282	416,221	298,302	220,683	171,874	3,016
Shareholders' equity	428,383	420,157	379,476	333,485	290,844	5,783

Selected Actual Balances:
Total assets	$2,600,705	$2,661,034	$2,773,952	$2,828,579	$2,497,958	$35,473
Investment securities	387,048	303,901	349,929	405,581	317,988	3,896
Loans Receivable:
Noncovered loans	1,123,475	985,502	701,029	342,849	47,389	25,950
Covered loans	257,494	474,713	812,154	934,967	1,134,499	—
Allowance for loan losses (noncovered loans)	(16,656)	(14,660)	(10,207)	(5,351)	(2,524)	(706)
Allowance for loan losses (covered loans)	(17,409)	(55,478)	(59,277)	—	—	—
Interest-earning assets	2,359,145	2,202,452	2,076,126	2,062,178	1,651,361	33,691
Total deposits	2,128,325	2,148,436	2,298,465	2,421,926	2,153,791	28,232
Interest-bearing liabilities	1,667,085	1,768,264	2,008,565	2,205,189	1,980,651	26,819
Noninterest-bearing liabilities	496,437	462,554	368,099	264,047	206,543	3,300
Shareholders' equity	437,183	430,216	397,288	359,343	310,764	5,354

Per Common Share Data:
Basic earnings (loss)	$.40	$.72	$1.36	$1.44	$.59	$(.32)
Diluted earnings (loss)	.38	.69	1.32	1.40	.58	(.32)
Book value per share	13.62	13.48	12.52	11.37	9.85	6.98
Tangible book value	13.24	13.06	12.26	11.08	9.46	3.72
Cash dividends	.12	.06	—	—	—	—
Weighted average shares outstanding:
Basic	31,978,844	31,696,358	31,611,303	31,558,602	30,583,852	767,437
Diluted	33,290,565	32,890,274	32,623,056	32,468,857	31,013,879	767,437

Performance Ratios:
Return on average assets	.49%	.85%	1.56%	1.73%	2.02%	(1.26)%
Return on average equity	2.98%	5.41%	11.33%	13.66%	14.05%	(7.64)%
Cost of funds	.38%	.45%	.93%	1.64%	1.96%	3.08%
Net interest margin (1)(4)	8.33%	7.60%	7.04%	7.17%	6.89%	3.34%
Interest rate spread (2)(4)	8.21%	7.54%	7.04%	7.39%	7.11%	2.66%
Efficiency ratio (3)(4)	85.07%	63.83%	49.38%	52.68%	41.84%	98.09%

	Successor Period				Predecessor Period
(dollars in thousands, except per share data)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009
Capital Ratios:
Average equity to average assets	16.49%	15.76%	13.76%	12.70%	14.41%	16.50%
Leverage ratio	16.55%	15.49%	13.76%	12.77%	14.57%	18.08%
Tier 1 risk-based capital ratio	27.85%	29.25%	33.84%	43.56%	30.60%	20.54%
Total risk-based capital ratio (5)	29.11%	30.54%	35.15%	44.23%	30.85%	21.56%

Asset Quality Ratios:
Net (recoveries) charge-offs to total average noncovered loans	(.01)%	.07%	.29%	.69%	.47%	—%
Nonperforming loans to total noncovered loans (7)	.21%	.49%	.31%	1.06%	1.17%	2.14%
Nonperforming assets to loans + ORE:
Noncovered	.29%	.60%	.48%	1.08%	1.42%	2.41%
Covered	15.22%	8.67%	9.42%	14.30%	11.10%	—%
Allowance for loan losses to loans:
Noncovered	1.48%	1.49%	1.46%	1.56%	5.33%	2.72%
Covered	6.76%	11.69%	7.30%	—%	—%	—%
(1) Net interest income divided by average interest-earning assets.
(2) Yield on interest-earning assets less cost of interest-bearing liabilities.
(3) Noninterest expenses divided by net interest income plus noninterest income.
(4) Calculated on a fully tax-equivalent basis using a tax rate of 35%.
(5) The increase in our risk-based capital ratios from December 31, 2009 to December 30, 2010 resulted from the FDIC Financial Institutions Letter (FIL-7-2010) dated February 26, 2010, entitled "Regulatory Capital Standards Clarification of the Risk Weights for FDIC Claims and Guarantees," which clarifies that the FDIC receivable may be assigned a zero risk weight.
(6) Average nonaccrual loans of $3.3 million for 2013, $3.7 million for 2012, $4.1 million for 2011, $2.1 million for 2010, $358,000 for 2009 and $82,573 for 2008 are included in the above balances.
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

       On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. Since that date and through the date of this report, the Bank has acquired $3.9 billion in assets and assumed $3.6 billion in deposits from the FDIC, as receiver, in 12 different failed bank transactions. Concurrently with each of our acquisitions, we entered into loss share agreements with the FDIC that cover certain of the acquired loans and other real estate owned. Where applicable, we refer to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "noncovered loans." We refer to the indemnification assets associated with the FDIC loss share agreements related to our acquired banks as the "FDIC receivable."

       As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 19 full service branches throughout middle Georgia and metropolitan Atlanta. As of December 31, 2013, our total assets were approximately $2.6 billion, our total loans receivable were approximately $1.3 billion, our total deposits were approximately $2.1 billion and our total shareholders' equity was approximately $437.2 million.

Overview

Net income for the year ended December 31, 2013 was $12.7 million, or $.38 per diluted share, compared to net income of $22.7 million for 2012, or $.69 per diluted share. The following sections provide an overview of the major factors impacting our financial performance in 2013 as well as information on certain important recent events.

Our net interest income on a taxable equivalent (TE) basis was $186.3 million for 2013, an increase of $26.5 million, or 16.6%, from 2012. Our interest income increased $24.7 million in 2013 primarily as a result of higher accretion income on covered loans, principally from gains of $41.6 million on covered loan pools that closed during the year, and higher interest income on noncovered loans driven by organic loan growth. Our interest expense decreased by $1.8 million in 2013 as a result of improvements in our deposit mix resulting in a lower cost of funds. Average earning assets improved 6.4% between 2012 and 2013, with our net interest margin (TE) increasing 73 basis points to 8.33%. Our yields on assets increased 61 basis points in 2013 from 2012 primarily resulting from increases in our covered loan yields, which were partially offset by decreases in our noncovered loan yields, and changes in the mix of our investment securities.

Noncovered loans increased $138.0 million, or 14.0% for the year ended December 31, 2013, compared to the year ended December 31, 2012 and represent 81.4% of our total loan portfolio as of December 31, 2013. Covered loans decreased $217.2 million, or 45.8%, from December 31, 2012 to December 31, 2013, as covered loans were paid down or charged off and submitted for loss share reimbursement. Asset quality remained strong in our noncovered loan portfolio at December 31, 2013, with a ratio of nonperforming assets to total noncovered loans plus noncovered other real estate owned of .29% and a ratio of nonperforming loans to total noncovered loans of .21%.

The accretable discount on covered loans increased to $185.0 million at December 31, 2013, compared to $172.8 million at December 31, 2012. The increase is primarily due to increased cash flow re-estimations on covered loans. The accretable discount has an estimated weighted average life of nine quarters compared to future scheduled amortization of the FDIC receivable, which has an estimated weighted average life of three quarters. Without the consideration of timing issues, we expect the remaining accretable discount, net of the amortization of the FDIC receivable, to be positive to our longer-term earnings.

The FDIC receivable for loss share agreements decreased to $103.2 million at December 31, 2013, compared to $355.3 million at December 31, 2012. The balance of the FDIC receivable decreased as a result of the submission of claims and the receipt of cash from the FDIC under the terms of our loss share agreements and impairment of the FDIC receivable. Projected cash flows on our covered loans continue to be better than we originally expected, resulting in a decrease in the estimated cash flows expected to be received from the FDIC under the terms of our loss share agreements and, therefore, an impairment of the FDIC receivable. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement.

Our provision for loan losses was negative $2.5 million in 2013, compared to a provision of $15.1 million in the prior year. Our provision for loan losses includes a covered loan loss provision of negative $4.4 million and a noncovered loan loss provision of $1.9 million for 2013. Net recoveries on noncovered loans for 2013 were $76,000, compared to net charge-offs on noncovered loans of $582,000, in 2012. The allowance for loan losses decreased $36.1 million to $34.1 million at December 31, 2013, compared to $70.1 million recorded at December 31, 2012. The decrease was driven from reductions to the allowance for loan losses for covered loans of $38.1 million. The determination of the allowance for loan losses for noncovered and covered loans is discussed in Note 1 to the consolidated financial statements.

Noninterest loss for 2013 decreased $51.1 million, or 255.6%, from 2012. The decrease in noninterest income was primarily due to amortization of the FDIC receivable. As a result of changes in the re-estimation of cash flows and expected losses that were less than originally projected, amortization of the FDIC receivable increased $55.3 million, or 169.8%, in 2013 from 2012. Noninterest income, excluding amortization of the FDIC receivable, increased $4.2 million, or 33.4%, in 2013 from 2012, with payroll fee income contributing over half of the increase.

Noninterest expense for 2013 increased $8.7 million, or 9.8%, from 2012. The increase in noninterest expense was primarily attributable to salaries and employee benefits expense, which increased $7.7 million from 2012, as a result of $2.6 million in severance expenses related to ongoing efficiency efforts, $1.9 million of higher incentive accruals, $1.6 million related to Altera Payment Solutions and $542,000 of additional share-based compensation expense.

The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 16.55%, a Tier 1 risk-based capital ratio of 27.85% and a Total risk-based capital ratio of 29.11% at December 31, 2013.

During 2013, we announced and paid quarterly cash dividends of $.03 per common share to our common shareholders of record. In addition, during the fourth quarter of 2013, our Board of Directors authorized the repurchase of up to one million shares (approximately 3%) of our outstanding common stock. The shares may be repurchased from time to time in the open market or through privately negotiated transactions, depending upon market conditions and other factors.

Critical Accounting Policies

In preparing financial statements, management is required to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. The accounting principles and methods we use conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to us relate primarily to the calculation of the allowance for loan losses, the accounting for acquired loans and the related FDIC receivable for loss share agreements on covered assets and income taxes. These significant estimates and assumptions are summarized in the following discussion and are further analyzed in the notes to the consolidated financial statements.

Allowance for Loan Losses (ALL)

We assess the adequacy of the ALL quarterly with respect to noncovered and covered loans, performing a separate analysis on each component.

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

Allowance for loan losses for noncovered loans: The ALL for noncovered loans consists of two components:

(1) a specific amount against identified credit exposures where it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreements; and
(2) a general amount, based upon historical losses, that is then adjusted for qualitative factors representative of various economic indicators and risk characteristics of the loan portfolio.

We establish the specific amount by examining impaired loans. The majority of our impaired loans are collateral dependent; therefore, we calculate nearly all of our specific allowances based on the fair value of the collateral, less disposal costs, if applicable.

We establish the general amount by taking the remaining loan portfolio (excluding those impaired loans discussed above) with allocations based on our historical losses. We then apply stress factors to the calculation of the general amount. The stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of:

(1) economic factors including changes in the local or national economy;
(2) the depth of experience in our lending staff;
(3) any concentrations of credit (such as commercial real estate);
(4) asset quality trends; and
(5) seasoning of the loan portfolio.

After we assess the applicable factors, we evaluate the remaining amount for adequacy based on management's experience and we compare the level of the noncovered ALL with historical trends and peer information as a reasonableness test.

Allowance for loan losses for covered loans: As of the date of an FDIC-assisted acquisition, management estimates the expected credit loss in the acquired loan portfolio and records the present value of the expected cash flows as the fair value of the acquired loans. Management determines which covered loans are placed in homogenous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALL is required.

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

We review the assumptions used in the calculation of the updated expected cash flows and evaluate the impairment based on management's experience, while taking available peer information into consideration, where applicable, as part of our reasonableness test for the covered loan ALL.

Accounting for Acquired Loans and Related FDIC Receivable

We account for our acquisitions under ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic No. 820, exclusive of the loss share agreements with the FDIC. These fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

At the time of acquisition, loans with evidence of credit deterioration are either accounted for as specifically-reviewed or as part of a loan pool. Loan pools are created by grouping loans with similar risk characteristics, the intent being to create homogeneous pools. Loans are grouped into pools based on a combination of various factors including product type, cohort, risk classification and term. Loans remain in the assigned pool until they are resolved. Gains and losses are deferred and retained in the pools until the pool closes, which is either when all the loans are resolved or the pool’s recorded investment reaches zero.

Over the life of the acquired loans, we will continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. At each balance sheet date, we evaluate whether the estimated cash flows and corresponding present value of the loans determined using the effective interest rates has decreased and if so, we will recognize a provision for loan losses on the consolidated statement of income. For any increases in cash flows expected to be collected, we reverse any previously recorded impairments and then, if appropriate, adjust the amount of accretable yield recognized on a prospective basis over the remaining life of the loan or pool of loans.

Because the FDIC will reimburse us for covered loans acquired should we experience a loss, an indemnification asset, which we refer to as the FDIC receivable for loss share agreements, is recorded at fair value at the acquisition date. The FDIC receivable is recognized at the same time as the covered loan, and is measured on the same basis, subject to collectability or contractual limitations. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects a discounting of future cash flows and other uncertainties.

The FDIC receivable continues to be measured on the same basis as the related covered loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the loss share agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the FDIC receivable, with the offset recorded through the consolidated statement of income. Improvements in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the FDIC receivable, with such decreases being amortized into income over the remaining life of the loan or the life of the loss share agreement, whichever is shorter. Loss assumptions used during the re-estimation of cash flows on the covered loans are consistent with the loss assumptions used to measure the FDIC receivable. Fair value accounting incorporates into the fair value of the FDIC receivable an element of the time value of money, which is accreted back into income over the life of the related loss share agreement.

Upon the determination of an incurred loss, the FDIC receivable will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded until cash is received from the FDIC. The FDIC receivable and claims receivable from the FDIC are both included in "FDIC Receivable for Loss Share Agreements" on the Consolidated Statements of Financial Condition.

For further discussion of our acquisitions, loan and indemnification asset accounting, see Notes 1, 4, 5 and 9 of the notes to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

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

Balance Sheet Review

General

At December 31, 2013, we had total assets of approximately $2.6 billion, consisting principally of $1.1 billion in net noncovered loans, $240.1 million in net covered loans, $387.0 million in investment securities, $103.2 million in FDIC receivable, $47.2 million in other real estate owned and $598.7 million in cash and cash equivalents. Our liabilities at December 31, 2013 totaled $2.2 billion, consisting principally of $2.1 billion in deposits. At December 31, 2013, our shareholders' equity was $437.2 million.

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

Investments

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At December 31, 2013, we had $387.0 million in our available-for-sale investment securities portfolio representing approximately 14.9% of our total assets, compared to $303.9 million, or 11.4% of total assets, at December 31, 2012. Investment securities were up $83.1 million, or 27.4%, compared to December 31, 2012. Our increased investment in securities was due to management's decision to gain a greater return on liquid assets, which grew in 2013. Securities purchased had short durations that had no material impact on our overall liquidity or interest rate risk profile. Also, investment securities with carrying values of $132.0 million were pledged to secure public deposits or for other purposes at December 31, 2013.

        Our investment portfolio consists of U.S. government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government agency securities and municipal securities. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"). These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association ("Ginnie Mae"), which is a federal agency, and are guaranteed by the U.S. government. The actual maturities of mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At December 31, 2013, $81.1 million, or 21.0%, of our available-for-sale securities were invested in U.S. government agencies, compared to $60.5 million, or 19.9%, as of December 31, 2012. At December 31, 2013, $82.6 million, or 21.3%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $37.5 million, or 12.3%, as of December 31, 2012. At December 31, 2013, $117.6 million, or 30.4% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $139.8 million, or 46.0%, as of December 31, 2012. At December 31, 2013, $96.3 million, or 24.9%, of our available-for-sale securities were invested in collateralized mortgage and loan obligations, compared to $53.5 million, or 17.6%, as of December 31, 2012. Our nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

The following table is a summary of our available-for-sale investment portfolio for the periods presented (dollars in thousands):

	Years Ended December 31
	2013		2012		2011
Available-for-Sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$80,692	$81,111	$59,101	$60,508	$76,976	$78,270
States and political subdivisions	9,317	9,367	11,726	12,132	10,740	11,096
Residential mortgage-backed securities — nonagency	110,900	117,647	131,183	139,761	145,768	135,943
Residential mortgage-backed securities — agency	83,561	82,588	36,349	37,522	30,031	31,454
Collateralized mortgage and loan obligations	95,878	96,278	52,024	53,483	90,159	92,794
Corporate securities	—	—	398	495	372	372
Equity securities	51	57	—	—	—	—
Total	$380,399	$387,048	$290,781	$303,901	$354,046	$349,929

The following table shows contractual maturities and yields on our investments in debt securities at December 31, 2013 (dollars in thousands):

	U.S. Government Securities		States and Political Subdivisions		Mortgage-backed Securities
	Amount	Yield	Amount	Yield	Amount	Yield
Maturity:
One year or less	$761	2.09%	$3,672	2.42%	$—	—%
After one year through five years	41,488.65%		2,575	1.03%	—	—%
After five years through 10 years	9,806	1.60%	319	5.27%	95,049	1.74%
After 10 years	29,056	1.28%	2,801	7.00%	201,464	2.44%
Total	$81,111	1.00%	$9,367	3.50%	$296,513	2.22%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Loans

We had total net loans of approximately $1.3 billion at December 31, 2013 and $1.4 billion at December 31, 2012.

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

Noncovered loans at December 31, 2013, increased $138.0 million, or 14.0%, compared to 2012, as we have continued to replace our covered loan run-off with organic loan growth. Covered loans at December 31, 2013, decreased $217.2 million, or 45.8%, from 2012, as covered loans continued to be resolved. Our covered loans will decrease as they are collected, charged-off or the underlying collateral is foreclosed on and sold. Our noncovered loans will increase as we originate and purchase well-underwritten loans. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a decrease in gross loans receivable as experienced in 2013 and 2012 within our loan portfolio.

The following tables summarizes the composition of our loan portfolio for the periods presented (dollars in thousands):

	Year Ended December 31
	2013				2012				2011
	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$251,043	$35,383	$286,426	20.7%	$230,448	$81,288	$311,736	21.3%	$162,382	$190,110	$352,492	23.3%
Other commercial real estate	550,474	67,573	618,047	44.8%	457,729	139,010	596,739	40.9%	307,814	233,575	541,389	35.8%
Total commercial real estate	801,517	102,956	904,473	65.5%	688,177	220,298	908,475	62.2%	470,196	423,685	893,881	59.1%
Commercial & industrial	30,145	4,271	34,416	2.5%	35,390	14,859	50,249	3.5%	35,817	38,174	73,991	4.9%
Owner-occupied real estate	174,858	54,436	229,294	16.6%	172,445	86,612	259,057	17.7%	139,128	143,523	282,651	18.7%
Total commercial & industrial	205,003	58,707	263,710	19.1%	207,835	101,471	309,306	21.2%	174,945	181,697	356,642	23.6%
Residential real estate	66,835	95,240	162,075	11.7%	43,179	142,032	185,211	12.7%	33,738	189,109	222,847	14.7%
Consumer & other	50,120	591	50,711	3.7%	46,311	10,912	57,223	3.9%	22,150	17,663	39,813	2.6%
Total gross loans receivable, net of deferred fees	1,123,475	257,494	1,380,969	100.0%	985,502	474,713	1,460,215	100.0%	701,029	812,154	1,513,183	100.0%
Less - allowance for loan losses	(16,656)	(17,409)	(34,065)		(14,660)	(55,478)	(70,138)		(10,207)	(59,277)	(69,484)
Total loans, net	$1,106,819	$240,085	$1,346,904		$970,842	$419,235	$1,390,077		$690,822	$752,877	$1,443,699

	Year Ended December 31
	2010				2009
	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$70,899	$261,872	$332,771	26.0%	$8,019	$462,132	$470,151	39.8%
Other commercial real estate	173,571	240,245	413,816	32.4%	13,312	198,151	211,463	17.9%
Total commercial real estate	244,470	502,117	746,587	58.4%	21,331	660,283	681,614	57.7%
Commercial & industrial	21,576	75,304	96,880	7.6%	5,552	107,737	113,289	9.6%
Owner-occupied real estate	41,623	136,576	178,199	13.9%	1,115	152,533	153,648	13.0%
Total commercial & industrial	63,199	211,880	275,079	21.5%	6,667	260,270	266,937	22.6%
Residential real estate	22,051	203,809	225,860	17.7%	8,219	188,292	196,511	16.6%
Consumer & other	13,129	17,161	30,290	2.4%	11,172	25,654	36,826	3.1%
Total gross loans receivable, net of deferred fees	342,849	934,967	1,277,816	100.0%	47,389	1,134,499	1,181,888	100.0%
Less - allowance for loan losses	(5,351)	—	(5,351)		(2,524)	—	(2,524)
Total loans, net	$337,498	$934,967	$1,272,465		$44,865	$1,134,499	$1,179,364

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

The following summarizes the loan maturity distribution by type and related interest rate characteristics at December 31, 2013 for our noncovered and covered loan portfolios (dollars in thousands):

	One year or less	After one but within five years	After five years	Total
Noncovered loans:
Commercial Real Estate	$173,755	$552,384	$75,378	$801,517
Commercial & Industrial	30,646	79,141	95,216	205,003
Residential Real Estate	11,727	47,132	7,976	66,835
Consumer & Other	17,351	23,775	8,994	50,120
Total gross loans	$233,479	$702,432	$187,564	$1,123,475

Gross loans maturing after one year with:
Fixed interest rates	$351,875
Floating or adjustable interest rates	538,121
Total loans	$889,996

Covered loans:
Commercial Real Estate	$66,305	$29,368	$7,283	$102,956
Commercial & Industrial	26,847	22,219	9,641	58,707
Residential Real Estate	23,826	45,913	25,501	95,240
Consumer & Other	379	180	32	591
Total gross loans	$117,357	$97,680	$42,457	$257,494

Gross loans maturing after one year with:
Fixed interest rates	$64,100
Floating or adjustable interest rates	76,037
Total loans	$140,137

FDIC Receivable for Loss Share Agreements and Clawback Liability

As part of our FDIC-assisted acquisitions in 2009, 2010 and 2011, we recorded a receivable from the FDIC, which represents the estimated FDIC reimbursement that will result from losses incurred as we dispose of covered loans and other real estate assets. At December 31, 2013, 18.6% of our outstanding principal balance of loans and 98.0% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us either 80% or 95% of all losses incurred in connection with those assets.

At December 31, 2013, we had $257.5 million of covered loans and $46.2 million of covered other real estate owned subject to loss share agreements. Of this amount $123.2 million of loans and $31.5 million of other real estate owned are associated with loss share agreements that will expire in 2014. Any impairment of the FDIC receivable for loss share agreements is being amortized over the lesser of the remaining life of the loan or expiration of the loss share agreement. The only FDIC receivable that will remain at loss share expiration will be the claims on losses submitted to but not yet received from the FDIC. Any recoveries on commercial assets during the three year period following termination will be shared with the FDIC generally at 80% or 95%, dependent upon the threshold included in the loss share agreement. As such, management anticipates that these recoveries will not be material to our overall financial results. Any losses after loss share expiration will not be eligible for reimbursement from the FDIC. We also do not anticipate that these losses will be material to our overall financial results. The covered loans will continue to be subject to the quarterly re-estimation of cash flows. The other real estate owned is carried at the lower of cost or fair value less estimated costs to sell, with periodic reviews of the carrying value.

The FDIC receivable for loss share agreements was $103.2 million at December 31, 2013 and $355.3 million at December 31, 2012. The decrease in the FDIC receivable for 2013 as compared to 2012 was the result of the provision for loan losses attributable to FDIC for loss share agreements and claimed reimbursements from the FDIC for loan charge-offs, OREO sales, OREO write-downs and other realized losses on our covered assets. Additionally, we recognize amortization expense resulting from impairments to the FDIC receivable as cash flow estimates improve for certain of our covered loans. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement. Of the remaining FDIC receivable, $49.4 million is currently scheduled for future amortization with an estimated weighted average life of three quarters. This time frame for amortization is driven, in large part, by the fact that our earliest failed bank acquisitions were our largest transactions and the commercial loss share agreements for these transactions begin to expire in 2014.

At the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we may be required to reimburse the FDIC in the event that losses on covered assets do not reach originally expected losses. The potential reimbursement to the FDIC is based on the initial discount received less cumulative servicing amounts for the covered assets acquired. As of December 31, 2013, we have recorded a $4.7 million liability to the FDIC related to the First Security National Bank, NorthWest Bank & Trust, United Americas Bank, Community Capital Bank and Piedmont Community Bank acquisitions, which is netted against the FDIC Receivable for Loss Share Agreements on our consolidated statements of financial condition.

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

The covered loan ALL analysis represents management's estimate of the potential impairment of the acquired loan portfolio subsequent to the original acquisition date. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of any previously recorded impairment and potentially the calculation of a higher effective yield. The potentially higher yield is recorded as accretion income on covered loans on our consolidated statements of income. If actual losses exceed the estimated losses, we record a provision for loan losses on covered loans as an expense on our consolidated statement of income. If actual losses are less than our previously estimated losses, we reduce the covered ALL by recording a negative provision for loan losses on covered loans up to the amount of the ALL previously recorded. We record the provision for loan losses on covered loans on our consolidated statements of income net of the amount that will be recovered by us under the related FDIC loss share agreements.

At December 31, 2013, our total ALL for noncovered and covered loans was $34.1 million, a decrease of $36.1 million compared to December 31, 2012. The ALL reflected net recoveries of $3.4 million on noncovered and covered loans and total provisions for loan losses of negative $2.5 million for the year ended December 31, 2013, net of $30.2 million recorded through the FDIC receivable.

At December 31, 2013, our noncovered ALL increased $2.0 million to $16.7 million, compared to $14.7 million at December 31, 2012. The noncovered provision for loan losses charged to expense was $1.9 million for the year ended December 31, 2013, compared to $5.0 million for the same period in 2012. The increase in our noncovered ALL during 2013 is primarily due to organic loan growth. The noncovered ALL to total noncovered loans was 1.48% at December 31, 2013 and 1.49% at December 31, 2012.

We established the covered ALL due to additional credit deterioration in our covered loan portfolio subsequent to initial fair value estimates. At December 31, 2013, our covered ALL decreased $38.1 million to $17.4 million, compared to $55.5 million at December 31, 2012. The decrease in the covered ALL was primarily due to the improvement in covered loan performance and a decrease in the balance of covered loans. The provision for loan losses charged to expense for the year ended December 31, 2013 was negative $4.4 million net of the amount recorded through the FDIC receivable, compared to a provision of $10.1 million for the same period in 2012. At December 31, 2013, our overall outstanding covered loan portfolio balance continued to decline with an ending balance of $257.5 million compared to $474.7 million at December 31, 2012.

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

For covered loans, which are purchased credit impaired, the provision for loan losses will be most significantly influenced by the differences in actual and estimated credit losses. Actual credit losses result from the resolution of covered problem loans while estimated credit losses result from the re-estimation of cash flows on covered loans. For noncovered loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

The following table summarizes the activity in our allowance for loan losses related to our noncovered loans for the periods presented (dollars in thousands):

	2013	2012	2011	2010	Successor Period from July 24, 2009 to December 31, 2009	Predecessor Period from January 1, 2009 to July 23, 2009
Balance, at the beginning of period	$14,660	$10,207	$5,351	$2,524	$—	$445
Charge-offs:
Construction, land & land development	4	287	504	57	—	—
Other commercial real estate	186	223	107	—	—	—
Total commercial real estate	190	510	611	57	—	—
Commercial & industrial	114	75	104	76	459	—
Owner-occupied real estate	49	—	536	29	—	—
Total commercial & industrial	163	75	640	105	459	—
Residential real estate	38	75	74	298	—	—
Consumer & other	26	9	419	749	—	—
Total charge-offs	$417	$669	$1,744	$1,209	$459	$—
Recoveries on loans previously charged-off:
Construction, land & land development	160	3	—	—	—	—
Other commercial real estate	279	71	—	79	—	—
Total commercial real estate	439	74	—	79	—	—
Commercial & industrial	2	5	7	—	294	—
Owner-occupied real estate	5	—	14	—	—	—
Total commercial & industrial	7	5	21	—	294
Residential real estate	20	2	8	2	—	—
Consumer & other	27	6	89	—	—	—
Total recoveries	$493	$87	$118	$81	$294	$—
Net (recoveries) charge-offs	(76)	582	1,626	1,128	165	—
Provision for loan losses	1,920	5,035	6,482	3,955	2,689	261
Balance, at end of period	$16,656	$14,660	$10,207	$5,351	$2,524	$706
Allowance for loan losses to noncovered loans receivable	1.48%	1.49%	1.46%	1.56%	5.33%	2.72%
Ratio of net (recoveries) charge-offs to average noncovered loans outstanding	(.01)%	.07%	.29%	.69%	.47%	—%

There were no impairments related to our covered loans prior to 2011 and, therefore, there were no charge-offs, recoveries or provision for covered loan losses prior to 2011. The following table summarizes the activity in our allowance for loan losses related to our covered loans for the years 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31
	2013	2012	2011
Balance, at the beginning of period	$55,478	$59,277	$—
Charge-offs:
Construction, land & land development	15,942	40,101	10,479
Other commercial real estate	9,612	10,158	4,425
Total commercial real estate	25,554	50,259	14,904
Commercial & industrial	2,349	2,117	1,534
Owner-occupied real estate	4,619	5,038	1,535
Total commercial & industrial	6,968	7,155	3,069
Residential real estate	2,697	4,544	1,356
Consumer & other	770	18	—
Total charge-offs	$35,989	$61,976	$19,329
Recoveries on loans previously charged-off:
Construction, land & land development	13,296	6,342	2
Other commercial real estate	5,365	657	1
Total commercial real estate	18,661	6,999	3
Commercial & industrial	3,310	15	22
Owner-occupied real estate	3,637	357	—
Total commercial & industrial	6,947	372	22
Residential real estate	5,500	169	—
Consumer & other	1,407	—	—
Total recoveries	$32,515	$7,540	$25
Net charge-offs	3,474	54,436	19,304
Provision for loan losses before benefit attributable to FDIC loss share agreements	(34,595)	50,637	78,581
Amount attributable to FDIC loss share agreements	30,188	(40,556)	(58,547)
Total provision for loan losses charged to operations	$(4,407)	$10,081	$20,034
Provision for loan losses recorded through the FDIC loss share receivable	(30,188)	40,556	58,547
Balance, at end of period	$17,409	$55,478	$59,277
Allowance for loan losses to covered loans receivable	6.76%	11.69%	7.30%
Ratio of net charge-offs to average covered loans outstanding	1.03%	8.34%	2.34%

Allocation of Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses for noncovered loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	December 31
	2013		2012		2011		2010		2009
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Noncovered loans:
Construction, land & land development	$3,667	18.2%	$3,479	15.8%	$2,422	10.7%	$2,252	5.5%	$1,022.7%
Other commercial real estate	7,496	39.9%	6,016	31.3%	4,001	20.3%	1,006	13.6%	442	1.1%
Total commercial real estate	11,163	58.1%	9,495	47.1%	6,423	31.0%	3,258	19.1%	1,464	1.8%
Commercial & industrial	604	2.2%	617	2.4%	591	2.4%	588	1.7%	241.5%
Owner-occupied real estate	2,535	12.7%	2,486	11.8%	2,304	9.2%	797	3.3%	286.1%
Total commercial & industrial	3,139	14.9%	3,103	14.2%	2,895	11.6%	1,385	5.0%	527.6%
Residential real estate	1,015	4.8%	1,050	3.0%	561	2.2%	246	1.7%	412.7%
Consumer & other	1,339	3.6%	1,012	3.2%	328	1.5%	462	1.0%	121.9%
Total allowance for noncovered loans	16,656	81.4%	14,660	67.5%	10,207	46.3%	5,351	26.8%	2,524	4.0%
Total allowance for covered loans	17,409	18.6%	55,478	32.5%	59,277	53.7%	—	73.2%	—	96.0%
Total allowance for loan losses	$34,065	100.0%	$70,138	100.0%	$69,484	100.0%	$5,351	100.0%	$2,524	100.0%

There were no impairments related to our covered loans prior to 2011 and, therefore, there were no charge-offs, recoveries or provision for loan losses prior to 2011, and therefore no allowance for loan losses on covered loans. The following table presents the allocation of the allowance for loan losses on our covered loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	December 31
	2013		2012		2011
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Construction, land & land development	$4,341	2.5%	$13,522	5.6%	$25,300	12.6%
Other commercial real estate	6,885	4.9%	13,630	9.5%	12,032	15.4%
Total commercial real estate	11,226	7.4%	27,152	15.1%	37,332	28.0%
Commercial & industrial	1,680.3%		2,071	1.0%	3,371	2.5%
Owner-occupied real estate	1,950	3.9%	4,021	5.9%	4,202	9.5%
Total commercial & industrial	3,630	4.2%	6,092	6.9%	7,573	12.0%
Residential real estate	2,481	6.9%	21,545	9.7%	14,372	12.5%
Consumer & other	72	0.1%	689.8%		—	1.2%
Total allowance for covered loans	17,409	18.6%	55,478	32.5%	59,277	53.7%
Total allowance for noncovered loans	16,656	81.4%	14,660	67.5%	10,207	46.3%
Total allowance for loan losses	$34,065	100.0%	$70,138	100.0%	$69,484	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, other real estate owned and foreclosed property. For noncovered loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

All of our covered loans were acquired with evidence of deteriorated credit quality and are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As a result, we do not consider our covered loans acquired with evidence of deteriorated credit quality to be nonperforming assets as long as their cash flows and timing of such cash flows continue to be estimable and probable. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. As a result, management has excluded covered loans from the table in this section.

Noncovered nonaccrual loans are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. The majority of our noncovered nonaccrual loans are collateral dependent and, therefore, are valued at the fair value of collateral less estimated costs to sell. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

Other real estate owned (OREO), consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan losses at the time of foreclosure. For acquired OREO, the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. For banking premises no longer used for a specific business purpose, the property is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell, with any excess of the carrying value over the fair value less estimated costs to sell recorded to noninterest expense.

For noncovered loans, we will record either a specific allowance of a charge-off against the allowance for loan losses if an impairment analysis indicates a collateral deficiency. Subsequently, we will review our noncovered allowance for loan losses and replenish it as required by our allowance for loan loss model.

Noncovered nonperforming loans remain on nonaccrual status until the factors that previously indicated doubtful collectibility on a timely basis no longer exist. Specifically, we look at the following factors before returning a nonperforming loan to performing status: documented evidence of debt service capacity; adequate collateral; and a minimum of six months of satisfactory payment performance.

Loan modifications on noncovered loans constitute a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. For loans that are considered troubled debt restructurings, we either compute the present value of expected future cash flows discounted at the original loan's effective interest rate or we may measure impairment based on the observable market price of the loan or the fair value of the collateral when the troubled debt restructuring is deemed collateral dependent. We record the difference between the carrying value and fair value of the loan as a charge-off or valuation allowance, as the situation may warrant.

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At December 31, 2013, we did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the years presented (dollars in thousands):

	December 31
	2013	2012	2011	2010	2009
Noncovered Assets
Nonaccrual loans	$1,391	$2,621	$1,905	$3,639	$555
Troubled debt restructurings not included above	947	2,171	256	—	—
Total nonperforming loans	2,338	4,792	2,161	3,639	555
Other real estate owned	965	1,115	1,210	75	120
Total nonperforming noncovered assets	$3,303	$5,907	$3,371	$3,714	$675
Accruing Loans 90 days or more past due	—	—	—	—	—
Nonperforming loans to total noncovered loans	.21%	.49%	.31%	1.06%	1.17%
Nonperforming assets to total noncovered loans and other real estate owned	.29%	.60%	.48%	1.08%	1.42%

Covered Assets
Nonaccrual loans	$—	$—	$—	$—	$—
Troubled debt restructurings not included above	—	—	—	—	—
Total nonperforming loans	—	—	—	—	—
Other real estate owned	46,222	45,062	84,496	155,981	141,690
Total nonperforming covered assets	$46,222	$45,062	$84,496	$155,981	$141,690
Nonperforming loans to total covered loans	—%	—%	—%	—%	—%
Nonperforming assets to total covered loans and other real estate owned	15.22%	8.67%	9.42%	14.30%	11.10%

Total Nonperforming Assets
Total nonperforming loans	$2,338	$4,792	$2,161	$3,639	$555
Total nonperforming assets	$49,525	$50,969	$87,867	$159,695	$142,365
Total nonperforming loans to total loans	.17%	.33%	.14%	.28%	.05%
Total nonperforming assets to total loans and other real estate owned	3.47%	3.38%	5.50%	11.14%	10.76%

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $49.5 million, or 3.5% of total loans and other real estate owned, at December 31, 2013, compared to $51.0 million, or 3.4% of total loans and other real estate owned, at December 31, 2012. Of the $49.5 million in nonperforming assets at December 31, 2013, $46.2 million related to other real estate owned covered by loss share agreements with the FDIC. Of the $51.0 million in nonperforming assets at December 31, 2012, $45.1 million related to other real estate owned covered by loss share agreements with the FDIC. Covered assets accounted for 93.3% and 88.4% of total nonperforming assets at December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, we had no accruing noncovered loans greater than 90 days past due. At December 31, 2013 and 2012, a significant portion of our covered loans were past due, including many that were 90 days or greater past due. However, as noted above, under ASC 310-30, our covered loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

Interest income on noncovered nonaccrual loans that would have been earned if the loans had performed in accordance with the original terms was approximately $242,000 for 2013. Interest income recognized on noncovered nonaccrual loans was approximately $1,000 for 2013.

Potential noncovered problem loans amounted to $8.3 million, or .7%, of total noncovered loans outstanding at December 31, 2013, compared to $7.2 million, or .7%, of total noncovered loans outstanding at December 31, 2012. Potential noncovered problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.

Deposits
Total deposits at December 31, 2013 were $2.1 billion, a decrease of $20.1 million from December 31, 2012. During 2013, we continued to enhance our deposit product offerings for both commercial and individual customers. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services. Our rate paid on our deposits at December 31, 2013 was .35% .

The overall mix of deposits improved during 2013, with noninterest-bearing deposits increasing $80.7 million to $468.1 million and representing 22.0% of total deposits, compared to 18.0% at December 31, 2012. The increase in noninterest-bearing deposits resulted primarily from commercial checking accounts, many of which are related to commercial real estate lending customers. Period-end increases in deposit account balances by certain customers that were concentrated in a few large accounts once again impacted our noninterest-bearing deposit balances.

Interest-bearing transaction accounts increased $12.3 million in 2013. The majority of the increase was related to growth in commercial accounts. Furthermore, interest-bearing deposits in savings and money market accounts decreased $57.5 million, primarily resulting from customers seeking higher rates as we lowered rates paid on deposits due to our focus on lowering our overall cost of funds. Time deposits, excluding brokered and wholesale time deposits, decreased $55.6 million during 2013. The duration of our CD portfolio continues to remain short, and we continue to aggressively reprice high cost deposits. Due to our strategy of decreasing our cost of funds, we were not able to renew all maturing deposits. Customers with maturing CDs in 2013 were offered lower rates at renewal resulting in some customers choosing not to renew or opting to invest in other products.

The increase in demand deposits and the continued effort to reprice higher cost interest-bearing deposits, resulted in an average cost of funds of 38 basis points for the year ended December 31, 2013, compared to 45 basis points for the year ended December 31, 2012.

The following table shows the composition of deposits as of the dates indicated (dollars in thousands):

	December 31
	2013		2012		2011
	Amount	% of total	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$468,138	22.0%	$387,450	18.0%	$297,188	12.9%
Interest-bearing transaction accounts	367,983	17.3%	355,651	16.5%	359,020	15.6%
Savings and money market deposits	892,136	41.9%	949,631	44.2%	1,140,552	49.6%
Time deposits less than $100,000	168,611	7.9%	201,934	9.4%	274,554	12.0%
Time deposits $100,000 or greater	124,827	5.9%	147,087	6.9%	213,061	9.3%
Brokered and wholesale time deposits	106,630	5.0%	106,683	5.0%	14,090.6%
Total deposits	$2,128,325	100.0%	$2,148,436	100.0%	$2,298,465	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us as of the dates indicated (dollars in thousands):

	Years Ended December 31
	2013		2012		2011
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$412,575	—%	$342,353	—%	$259,910	—%
Interest-bearing transaction accounts	335,804.11%		317,688.12%		264,703.22%
Savings and money market deposits	927,722.43%		1,029,521.48%		1,266,858.86%
Time deposits less than $100,000	185,825.58%		228,921.82%		293,405	1.77%
Time deposits $100,000 or greater	138,508.71%		175,255.93%		224,283	1.99%
Brokered and wholesale time deposits	106,764.93%		71,868.95%		22,708	1.51%
Total deposits	$2,107,198.35%		$2,165,606.44%		$2,331,867.92%

The maturity distribution of our wholesale and time deposits of $100,000 or greater at December 31, 2013 was as follows (dollars in thousands):

Three months or less	$29,989
Over three through six months	29,393
Over six though twelve months	54,122
Over twelve months	47,289
Total	$160,793

Capital Resources

We strive to maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At December 31, 2013, shareholders' equity was $437.2 million, or 16.8% of total assets, compared to $430.2 million, or 16.2% of total assets, at December 31, 2012. The primary factors affecting changes in shareholders' equity were our net income, offset by the change in accumulated other comprehensive income and dividends declared and paid during the year.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board ("FRB") imposes similar capital regulations on bank holding companies. To be considered "well capitalized" under capital guidelines, the Bank must maintain total risk-based capital, Tier I capital and leverage ratios of 10%, 6%, and 5%, respectively. To be considered "adequately capitalized" under capital guidelines, the Company must maintain total risk-based capital of 8% and Tier I and leverage ratios of 4%. At December 31, 2013, we exceeded all minimum regulatory capital requirements as shown in the table below.

At December 31, 2013, Tier 1 and Total Risk-Based Capital ratios declined for the Company and Bank compared to the same period in December 31, 2012, as a result of the declaration of dividends and the increase in risk-weighted assets, offset by net income during 2013. The increase in risk-weighted assets was attributable in large part to the growth in our noncovered loan portfolio which has higher risk-weights than our covered loan portfolio and the FDIC receivable, each of which declined in 2013. At December 31, 2013, the leverage ratio increased for the Company and Bank compared to the same period in 2012 as a result of a decrease in average assets.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	December 31
	2013	2012	2011
Tier 1 risk-based capital ratio
Company	27.85%	29.25%	33.84%
Bank	24.06%	26.68%	32.47%
Total risk-based capital ratio
Company	29.11%	30.54%	35.15%
Bank	25.32%	27.98%	33.78%
Leverage ratio
Company	16.55%	15.49%	13.76%
Bank	14.28%	14.14%	13.23%

The Company and the Bank entered into a Capital Maintenance Agreement with the FDIC that terminated on December 31, 2013. Under the terms of the Capital Maintenance Agreement, the Bank was required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time the Bank's leverage ratio fell below 10%, or its risk-based capital ratio fell below 12%, the Company would have been required to immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Bank was in compliance with the Capital Maintenance Agreement at December 31, 2013. The Company and the Bank have agreed with the FDIC to enter into a new Capital Maintenance Agreement, which will require the Bank to maintain the same capital requirements as the prior Capital Maintenance Agreement, through July 2016.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for covered banking organizations will not begin until January 2015, while the phase-in period for advanced approaches organizations starts in January 2014. The U.S. implementation of the new capital and liquidity standards is not expected to significantly impact the Company and the Bank as our current capital levels far exceed those required under the new rules.

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share) and average equity to average assets ratio (average equity divided by average total assets) for the periods presented:

	December 31
	2013	2012	2011
Return on average assets	.49%	.85%	1.56%
Return on average equity	2.98%	5.37%	11.38%
Dividend payout ratio	31.58%	8.70%	N/A
Average equity to average assets	16.49%	15.87%	13.72%

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from our subsidiary bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. As of December 31, 2013, our subsidiary bank had no dividend capacity to pay dividends to us without prior regulatory approval. At December 31, 2013, the Company had $56.4 million in cash and due from bank accounts, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. On March 19, 2013, June 18, 2013, September 17, 2013, and December 17, 2013, we paid a cash dividend of $.03 per common share to our shareholders.

We currently have a level of capitalization that will support significant growth, and the long term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions over the next several years, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, which may require the payment of a fee by the borrower. At December 31, 2013, unfunded commitments to extend credit were $299.9 million. A significant portion of the unfunded commitments related to commercial and residential real estate and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At December 31, 2013, there were commitments totaling approximately $1.7 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of December 31, 2013 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$23,483	$2,790	$5,239	$5,185	$10,269

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

At December 31, 2013, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $598.7 million, or 23.0% of total assets compared to $443.5 million, or 16.7% of total assets at December 31, 2012. Our available-for-sale securities at December 31, 2013 amounted to $387.0 million, or 14.9% of total assets compared to $303.9 million, or 11.4% of total assets at December 31, 2012. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2013, core deposits were 150.8% of net loans, compared with 147.3% at December 31, 2012. We maintain seven federal funds lines of credit with correspondent banks totaling $150.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2013, we had no advances from the FHLB and a remaining credit availability of $128.4 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $185.3 million secured by certain loans from our loan portfolio.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arise from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business. Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse effects on earnings from changes in market interest rates. Our Risk Committee monitors and considers methods of managing exposure to interest rate risk and is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities within board-approved limits.

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time-frame that minimizes changes in net interest income.

In the event of a shift in interest rates, management may take certain actions intended to mitigate negative impacts on net interest income or to maximize positive impacts on net interest income. These actions may include, but are not limited to, restructuring of interest-earning assets and interest-bearing liabilities, seeking alternative funding sources or investment opportunities, modifying the pricing or terms of loans and deposits, and using derivatives.

Through the use of derivatives, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. As of December 31, 2013, we had interest rate swaps and caps with aggregate notional amounts of $152.0 million and $200.0 million, respectively. The fair value of these derivative financial assets was $8.1 million as of December 31, 2013, compared to $53,000 as of December 31, 2012. The fair value of the derivative financial liabilities was $764,000 as of December 31, 2013, compared to the fair value of $2.6 million as of December 31, 2012. Note 13 to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K provides additional information on these contracts.

We regularly review our exposure to changes in interest rates. Among the factors we consider are changes in the mix of interest-earning assets and interest-bearing liabilities, interest rate spreads and repricing periods. Typically, our Risk Committee reviews, on at least a quarterly basis, our interest rate risk position. The primary tool used to analyze our interest rate risk and interest rate sensitivity is an earnings simulation model. We also monitor the present value of assets and liabilities under various interest rate scenarios, and, to a lesser extent, monitor the difference, or gap, between rate sensitive assets and liabilities.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2014. Based on the simulation run at December 31, 2013, annual net interest income would be expected to increase approximately .40%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 1.61%. If rates decreased 100 basis points from current rates, net interest income is projected to increase .67%. This change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	December 31, 2013	December 31, 2012
+200	1.61%	(1.11)%
+100	.40	.74
-100.67		2.67
-200	Not meaningful	Not meaningful

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

2013 compared to 2012

Net interest income on a taxable equivalent basis was $186.3 million for 2013, an increase of $26.5 million, or 16.6%, from 2012 as interest and fees on noncovered loans and accretion income on covered loans increased $25.9 million. The net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities was 8.21% for 2013, an increase of 67 basis points from 2012. The net interest margin on a taxable equivalent basis, which is net interest income divided by average interest earning assets was 8.33% for 2013, an increase of 73 basis points from 2012.

The yield on average earning assets was 8.68% for 2013, an increase of 61 basis points from 2012, driven primarily by increases in our covered loan yield. Our covered loan yield increased to 36.28% for 2013, compared to 15.68% for 2012 resulting from a $20.1 million, or 19.58%, increase in accretion income on covered loans in 2013 compared to 2012, even while average covered loans decreased $315.4 million, or 48.3%, over the same period. The increase in accretion income on our covered loans is attributable to increases in estimated cash flows on covered loans, earlier than expected payoffs on covered loans and gains on covered loan pools that closed in 2013. The increases in our covered loan yields were partially offset by a decrease in our yield on noncovered loans and our investment portfolio. Our noncovered loan yield for 2013 was 5.64%, an 83 basis point drop from 2012, primarily driven by continued competitive pressures and the prolonged low interest rate environment. The yield on our investment portfolio was 2.52% for 2013, down 99 basis points from 2012, primarily driven by higher-yielding nonagency mortgage-backed securities becoming a smaller percentage of our investment portfolio. In 2013, cash flows from our nonagency mortgage-backed securities were reinvested into lower-yielding agency-backed securities thus lowering the overall yield. Continued reinvestment into lower-yielding bonds, due to the current interest rate environment, is expected to produce lower overall yields in our bond portfolio.

The rate on average interest-bearing liabilities was .47% for 2013, a decrease of six basis points from 2012, resulting from both declines in the average rate paid on and average balances of interest-bearing deposits outstanding. The average rate paid on interest-bearing deposits was .44% for 2013, a decrease of eight basis points from 2012, while the average balance of interest-bearing deposits outstanding was $1.7 billion for 2013, a decrease of $128.6 million from 2012. The decline in the average rate paid was a result of an overall decrease in our deposit rates and a concerted effort to reduce our cost of funding. Contributing to the overall lower rate paid on interest-bearing deposit accounts was our continued shift in our deposit mix away from higher cost money market accounts and time deposits to lower cost transaction deposits. Our cost of funds was 38 basis points for 2013, down seven basis points from 2012.

2012 compared to 2011

Net interest income on a taxable equivalent basis was $159.8 million for 2012, an increase of $14.2 million, or 9.7%, from 2011 as the interest expense on interest-bearing liabilities decreased $12.0 million. The net interest spread on a taxable equivalent basis was 7.54%, an increase of 50 basis points from 2011. The net interest margin on a taxable equivalent basis was 7.60% for 2012, an increase of 56 basis points from 2011.

The yield on average earning assets was 8.07% for 2012, down 2 basis points from 2011, resulting from the loan portfolio shifting from higher-yielding covered loans to lower-yielding noncovered loans. Our noncovered loan yield for 2012 was 6.47%, a 57 basis point drop from 2011, as a result of competitive pressures and the prolonged low interest rate environment. Offsetting the decline in our noncovered loan yield was the increase in our covered loan yield and investment portfolio yield. Our covered loan yield for 2012 was 15.68% compared to 14.19% for 2011, resulting from increases in accretion income on covered loans. The increase in accretion income on our covered loans is attributable to increases in estimated cash flows on covered loans, earlier than expected payoffs on covered loans and gains on covered loan pools that closed in 2012. The investment portfolio yield was 3.51% for 2012, up 64 basis points from 2011, due to a portfolio mix change which resulted in lower-yielding securities transitioning from the portfolio through payoffs and maturities while being replaced with higher-yielding securities.

The rate on average interest-bearing liabilities was .53% for 2013, a decrease of 52 basis points from 2011, resulting from both declines in the average rate paid on and average balances of interest-bearing deposits outstanding. The average rate paid on interest-bearing deposits was .52% for 2012, a decrease of 52 basis points from 2012, while the average balance of interest-bearing deposits outstanding was $1.8 billion for 2012, a decrease of $248.7 million from 2011. The decline of the average rate paid was a result of an overall decrease in our market rates across all deposit products and a concerted effort to reduce our cost of funding. Contributing to the overall lower rate paid on interest-bearing deposit accounts was a shift in our deposit mix away from higher cost money market accounts and time deposits to lower cost transaction deposits. Our cost of funds was 45 basis points for 2012, down 48 basis points from 2011.

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

	Years Ended December 31
	2013			2012			2011
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$450,268	$1,207.27%		$281,450	$695.25%		$318,760	$830.26%
Taxable investment securities	353,051	8,893	2.52%	299,671	10,483	3.50%	366,155	10,352	2.83%
Nontaxable investment securities, tax-equivalent basis (1)	6,225	151	2.43%	8,626	326	3.78%	7,091	345	4.87%
Noncovered loans receivable (2) (3)	1,089,959	61,487	5.64%	859,414	55,627	6.47%	552,755	38,889	7.04%
Covered loans receivable	337,542	122,466	36.28%	652,953	102,413	15.68%	824,356	116,967	14.19%
Total earning assets	2,237,045	194,204	8.68%	2,102,114	169,544	8.07%	2,069,117	167,383	8.09%
Total nonearning assets	360,877			563,585			687,832
Total assets	$2,597,922			$2,665,699			$2,756,949

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$335,804	$373.11%		$317,688	$386.12%		$264,703	$572.22%
Savings & money market deposits	927,722	3,963.43%		1,029,521	4,956.48%		1,266,858	10,925.86%
Time deposits less than $100,000	185,825	1,071.58%		228,921	1,872.82%		293,405	5,197	1.77%
Time deposits $100,000 or greater	138,508	986.71%		175,255	1,632.93%		224,283	4,463	1.99%
Brokered and wholesale time deposits	106,764	993.93%		71,868	683.95%		22,708	343	1.51%
Advances from FHLB	—	—	—%	—	—	—%	1,151	22	1.91%
Notes Payable	4,747	544	11.46%	2,531	216	8.53%	2,548	244	9.58%
Securities sold under agreements to repurchase and federal funds purchased	2,887	3.10%		3,537	4.11%		3,515	7.20%
Total interest-bearing liabilities	1,702,257	7,933.47%		1,829,321	9,749.53%		2,079,171	21,773	1.05%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	412,575			342,353			259,910
Other liabilities	54,707			73,868			38,392
Shareholders’ equity	428,383			420,157			379,476
Total liabilities and shareholders’ equity	$2,597,922			$2,665,699			$2,756,949
Net interest income		$186,271			$159,795			$145,610
Net interest spread			8.21%			7.54%			7.04%
Net interest margin			8.33%			7.60%			7.04%
Cost of funds			.38%			.45%			.93%

(1) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $53,000, $114,000 and $121,000 for 2013, 2012 and 2011, respectively.
(2)   Includes average nonaccruing noncovered loans of $3.3 million, $3.7 million and $4.1 million for 2013, 2012 and 2011, respectively. There are no nonaccrual covered loans.
(3) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $311,000, $167,000 and $80,000 for 2013, 2012 and 2011, respectively.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Years Ended December 31
	2013 Compared to 2012			2012 Compared to 2011
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease)(1)	Volume	Rate	Total Increase (Decrease)(1)
Interest income:
Noncovered loans	$14,120	$(8,260)	$5,860	$21,237	$(4,499)	$16,738
Covered loans	(74,036)	94,089	20,053	(25,003)	10,449	(14,554)
Taxable investment securities	1,493	(3,083)	(1,590)	(2,086)	2,217	131
Nontaxable investment securities	(72)	(103)	(175)	64	(83)	(19)
Interest-bearing deposits in other financial institutions	434	78	512	(96)	(39)	(135)
Total interest income	(58,061)	82,721	24,660	(5,884)	8,045	2,161

Interest expense:
Total deposits	(591)	(1,552)	(2,143)	(1,456)	(10,515)	(11,971)
Advances from FHLB	—	—	—	(22)	—	(22)
Notes payable	212	116	328	(1)	(27)	(28)
Securities sold under repurchase agreements and federal funds purchased	(1)	—	(1)	—	(3)	(3)
Total interest expense	(380)	(1,436)	(1,816)	(1,479)	(10,545)	(12,024)
Net interest income	$(57,681)	$84,157	$26,476	$(4,405)	$18,590	$14,185
(1) Amounts shown as increase (decrease) due to changes in either volume or rate include an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

 Provision for Loan Losses

We have established an allowance for loan losses on both noncovered and covered loans through a provision for loan losses charged as an expense on our consolidated statements of income.

We review our noncovered loan portfolio, consisting of loans that are not covered by loss share agreements with the FDIC, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion above, under “Balance Sheet Review — Allowance for Loan Losses (ALL)” for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

We did not establish an allowance for loan losses at the date of each acquisition for the covered loans in our loan portfolio that we acquired under loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We evaluate the recorded investment in our covered loans and compare our actual losses to our estimated losses on a quarterly basis to determine whether additional provision is necessary. This quarterly re-estimation of cash flows expected to be collected is updated based on changes to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our re-estimated losses exceed the last estimated losses, we record a provision for loan losses on our consolidated statements of income. In that event, due to the FDIC loss share agreements, we would bear a net expense between 5% and 20% of the estimated loss, depending upon the applicable loss share agreement to which the loss is related. Conversely, if the expected cash flows improve from our last estimates, any previous impairment is partially or fully reversed and an adjustment to yield is recognized over the remaining life of the loan or pool of loans, as applicable.

We recorded a provision for loan losses related to noncovered loans of $1.9 million, $5.0 million and $6.5 million, for the years ended December 31, 2013, 2012 and 2011, respectively. The amount of noncovered loan loss provision recorded in each year reflects the amount required such that the total allowance for loan losses balance is appropriate, in management's opinion, to sufficiently cover probable losses in the noncovered loan portfolio.

Our provision for loan losses related to covered loans was a negative $4.4 million at December 31, 2013, compared to provision expense of $10.1 million and $20.0 million, for 2012 and 2011, respectively. The activity in the covered loan loss provision is the result of re-estimated cash flows on covered loans. During 2013, we saw net improvements in our expected cash flows on covered loans from our original acquisition date estimates, which resulted in the full or partial reversal of previously recorded impairment on certain covered loans. This reversal of impairment on covered loans resulted in a negative provision for loan losses for the year ended December 31, 2013.

Noninterest (Loss) Income

Noninterest income for 2013 totaled negative $71.1 million, down $51.1 million from 2012 from negative $20.0 million. Noninterest income for 2012 totaled negative $20.0 million, down $58.9 million from 2011 from $38.6 million. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	December 31
	2013	2012	2011
Service charges on deposits	$5,156	$5,117	$5,601
Payroll fee income	3,143	622	—
ATM income	2,448	2,425	2,105
Gain (loss) on sale of investment securities	1,081	318	(54)
Mortgage banking income	1,008	1,231	994
Gain on FHLB stock redemptions	—	1,215	2,478
Gain on acquisitions	—	—	14,890
Bank-owned life insurance income	1,354	1,396	1,423
Other	2,581	247	914
Noninterest income before (amortization) accretion of FDIC receivable for loss share agreements	16,771	12,571	28,351
(Amortization) accretion of FDIC receivable for loss share agreements	(87,884)	(32,569)	10,257
Total noninterest (loss) income	$(71,113)	$(19,998)	$38,608

2013 compared to 2012

Service charges on deposits remained relatively stable year over year and increased $39,000, or .8%, to $5.2 million in 2013 from 2012. Payroll fee income increased $2.5 million, or 405.3%, to $3.1 million in 2013 from 2012, as a result of our first full year operating Altera Payment Solutions. Gain on sale of investment securities increased $763,000, or 239.9%, to $1.1 million in 2013 from 2012, as a result of asset liability management decisions to shorten the duration of the investment portfolio.

There were no gains on Federal Home Loan Bank (FHLB) stock redemptions for 2013, compared to $1.2 million in gains for 2012. The gains are nonrecurring components of noninterest income as these gain result from original discounts recorded on acquired FHLB stock. There were no discounts remaining on acquired FHLB stock as all stock has been redeemed at the full undiscounted cost basis.

Other noninterest income increased $2.3 million, or 944.9%, to $2.6 million in 2013 from 2012. Included in other noninterest income were net gains of $840,000 in hedge ineffectiveness in 2013, compared to net losses of $164,000 in hedge ineffectiveness in 2012. The ineffectiveness during 2013 and 2012 resulted from the fair value of the swap changing more than the value change on the underlying asset. Additionally, other noninterest income included loan prepayment fees of $1.1 million for 2013, an increase of $738,000 from 2012, as a result of an increase in penalties on the prepayment on purchased loans from other financial institutions.

Net amortization of the FDIC receivable increased $55.3 million, or 169.8%, to $87.9 million in 2013 from 2012. The increase in amortization expense, which is a result of lower projected losses, is due to changes made to assumptions during the quarterly re-estimation of cash flows and the short average remaining life of the applicable loss share period. To the extent that currently estimated cash flows on covered loans are more than originally estimated and therefore projected losses are less than originally expected, the related reimbursements from the FDIC are less. The result of higher expected cash flows and lower projected losses is amortization of the present value of expected future cash flows from the FDIC receivable.

2012 compared to 2011

Service charges on deposits decreased $484,000, or 8.6%, to $5.1 million in 2012 from 2011. Overdraft fees declined $379,000 in 2012 from 2011 as a result of decreased utilization of our courtesy overdraft services and is largely attributable to federal government regulations, specifically the Dodd-Frank Act, that impact the nature and pricing of services offered by the Bank, in addition to changes in consumer behavior. Gain on sale of investment securities increased $372,000, or 688.9%, to $318,000 in 2012 from 2011, as a result of asset liability management decisions to shorten the duration of the investment portfolio.

Gains on FHLB stock redemptions decreased $1.3 million, or 51.0%, to $1.2 million in 2012 from 2011. The gains are nonrecurring components of noninterest income resulting from original discounts recorded on acquired FHLB stock that has since been redeemed at the full undiscounted cost basis of the acquired bank. Other noninterest income decreased $667,000, or 73.0%, to $247,000 in 2012 from 2011 primarily due to a loss on other assets.

Net amortization of the FDIC receivable was $32.6 million in 2012, a change of $42.8 million, from $10.3 million in net accretion income in 2011. The change from accretion income in 2011 to amortization expense in 2012 reflects both the increase in expected cash flows on covered loans as a result of our quarterly re-estimation process and the short average remaining life of the applicable loss share period. At the same time, lower projected losses on our covered loans causes our loan accretion yields to increase over the remaining life of the applicable covered loans.

Noninterest Expense

Noninterest expense for 2013 totaled $98.0 million, up $8.7 million from 2012. Noninterest expense for 2012 totaled $89.2 million, down $1.7 million from 2011. The following table presents the components of noninterest expense for each of the periods indicated (dollars in thousands):

	December 31
	2013	2012	2011
Salaries and employee benefits	$62,236	$54,536	$50,198
Occupancy and equipment	9,767	9,845	8,692
Data processing	6,087	5,668	4,788
Legal and professional fees	4,989	6,624	6,517
Loan collection and OREO costs	4,339	1,960	8,153
Federal deposit insurance premiums and other regulatory fees	2,315	1,824	2,019
Marketing	1,504	2,171	3,475
Amortization of intangibles	1,202	1,029	948
Other	5,528	5,579	6,177
Total noninterest expense	$97,967	$89,236	$90,967

2013 compared to 2012

Salaries and employee benefits increased $7.7 million, or 14.1%, to $62.2 million in 2013 from 2012. The increase was primarily a result of severance expenses of $2.6 million related to ongoing efficiency efforts, $1.9 million of higher incentive accruals, $1.6 million related to Altera Payment Solutions and $542,000 of additional share-based compensation expense. Also contributing to the year over year increase is primarily the full effect related to the addition of new personnel, outside of salary expenses related to Altera Payment Solutions. Occupancy and equipment expense remained relatively stable year over year and increased $78,000, or .8%, to $9.8 million in 2013 from 2012. Legal and professional fees decreased $1.6 million, or 24.7%, to $5.0 million in 2013 from 2012 primarily as a result of decreases in consulting fees and audit and accounting fees. Consulting fees and audit and accounting fees were down $1.4 million from 2012 due to greater reliance on internal resources and fewer outsourced internal audit engagements during the year.

Loan collection and OREO costs increased $2.4 million, or 121.4%, to $4.3 million in 2013 from 2012, resulting from a lower amount of gains realized on the disposal of other real estate owned, as well as the write-off of expenses previously recorded as a receivable from the FDIC under loss share agreements that were determined to be uncollectible from the FDIC. FDIC deposit insurance premiums and other regulatory fees increased $491,000, or 26.9%, to $2.3 million in 2013 from 2012 primarily due to a higher rate assessment related to an increase in the trailing twelve month average covered loan net charge-offs in 2013 as compared to 2012. Marketing expense decreased $667,000, or 30.7%, to $1.5 million in 2013 from 2012, as a result of more efficient marketing, in which we used more targeted advertising and promotions.

2012 compared to 2011

Salaries and employee benefits expense increased $4.3 million, or 8.6%, to $54.5 million in 2012 from 2011, due to a strategic decision to increase staffing in the areas of Risk, Audit and Compliance. Occupancy and equipment expense increased $1.2 million, or 13.3%, to $9.8 million in 2012 from 2011. The primary component of the increase in 2012 was related to a lease agreement for our administrative offices which became effective in the second half of 2011, which contributed $596,000 of expense in 2011 and $1.2 million of expense in 2012. Legal and professional fees remained relatively stable year over year and increased $107,000, or 1.6%, to $6.6 million in 2012 from 2011.

Loan collection and OREO costs decreased $6.2 million, or 76.0%, to $2.0 million in 2012 from 2011. The decrease in other real estate owned expense is directly related to a reduction in volume from one period to the next of other real estate covered by loss share agreements with the FDIC. For the year ended December 31, 2012, these costs included gains on sales of other real estate of $672,000 and expenses related to the management and collection of other real estate of $2.6 million. For the year ended December 31, 2011, these costs included losses on sales of other real estate of $2.8 million and expenses related to the management and collection of other real estate of $5.4 million.

FDIC deposit insurance premiums and other regulatory fees decreased $195,000, or 9.7%, to $1.8 million in 2012 from 2011. The decrease was a result of a change in the calculation of the FDIC assessment for all banks in late 2011 to base assessments on assets rather than deposits. This change had the effect of decreasing assessments for smaller banks that are almost exclusively deposit funded.

Marketing expense decreased $1.3 million, or 37.5%, to $2.2 million in 2012 from 2011. A major component of marketing expense is charitable contributions which declined $1.2 million from 2011 as significant donations were not repeated in 2012.

Income Taxes

       Income tax expense is composed of both state and federal income tax expense. Income tax expense declined $5.9 million, or 47.1%, compared to 2012 primarily due to the lower level of income before income taxes as the effective rate was a relatively consistent 34.0% and 35.6% for the year ended December 31, 2013 and 2012, respectively. Similarly, income tax expense declined $11.1 million, or 47.2%, in 2012 compared to 2011, as a result of a decrease in taxable income as the effective rate in 2011 was 35.4%.

Tax years 2009 through 2011 were examined and closed by Federal taxing authorities during 2013. Differences resulting from the examination were primarily temporary differences and did not have a significant effect on the overall income tax expense.

Fourth Quarter Results (Taxable Equivalent)

Net income for the fourth quarter of 2013 was $9.4 million, or $.28 per diluted common share, compared to $4.3 million, or $.13, per diluted common share,in the third quarter of 2013. The following discussion highlights recent factors impacting our results of operations and financial condition.

       Net interest income on a taxable equivalent basis was $64.5 million for the fourth quarter ended December 31, 2013 compared to $44.5 million for the third quarter ended September 30, 2013. The increase in net interest income of $20.0 million was partially a result of increased accretion income on covered loans of $20.1 million, due primarily to gains on covered loan pools that closed in the fourth quarter. Interest expense decreased $20,000 for the fourth quarter of 2013 from the third quarter and reflects our continued strategic decision to lower our cost of funds and manage our deposit mix by repricing higher cost deposits.

       Our provision for loan loss expense for covered loans was negative $98,000 for the fourth quarter ended December 31, 2013 compared to negative $636,000 for the third quarter ended September 30, 2013. The reduction was largely driven by the reversal of impairment associated with individually reviewed covered loans that were resolved during the fourth quarter.

       Noninterest income excluding amortization of the FDIC receivable for loss share agreements was $4.0 million for the fourth quarter ended December 31, 2013 compared to $4.5 million for the third quarter ended September 30, 2013. The decrease was primarily due to no gain on the sale of securities in the fourth quarter of 2013 compared to $717,000 in securities gains in the third quarter of 2013. Additionally, higher payroll fee income from Altera Payment Solutions offset declines in service charge and mortgage banking income. Total noninterest income for the fourth quarter ended December 31, 2013, which includes amortization of the indemnification asset, was negative $27.4 million compared to negative $14.5 million for the third quarter ended September 30, 2013. Amortization of the indemnification asset negatively impacted noninterest income by $31.4 million in the fourth quarter of 2013 compared to $19.0 million in the third quarter of 2013.

Noninterest expense was $22.7 million for the fourth quarter ended December 31, 2013 compared to $23.1 million for the third quarter ended September 30, 2013. The decrease in noninterest expense of $406,000 was attributable to declines in salaries and employee benefits of $294,000 driven by position elimination, net of reinvestments in revenue producing initiatives.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's December 31, 2013 Annual Report on Form 10-K under the heading "Asset-Liability Management", which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Financial Data (Unaudited)

	2013
	Quarterly Period Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Interest income, tax equivalent basis	$66,450	$46,449	$43,707	$37,598
Interest expense	1,961	1,981	1,995	1,996
Net interest income, tax equivalent basis	64,489	44,468	41,712	35,602
Taxable equivalent adjustment	(108)	(84)	(86)	(86)
Net interest income	64,381	44,384	41,626	35,516
Provision for loan losses (noncovered loans)	—	905	665	350
Provision for loan losses (covered loans)	(98)	(636)	(1,288)	(2,385)
Amortization of FDIC receivable for loss share agreements	(31,372)	(18,971)	(20,762)	(16,779)
Noninterest income	3,955	4,471	4,224	4,121
Noninterest expense	22,718	23,124	25,461	26,664
Income (loss) before income taxes	14,344	6,491	250	(1,771)
Income taxes	4,927	2,142	113	(615)
Net income (loss)	$9,417	$4,349	$137	$(1,156)

Basic net income (loss) per share	$.29	$.14	$—	$(.04)
Diluted net income (loss) per share	$.28	$.13	$—	$(.04)
Cash dividends declared per share	$.03	$.03	$.03	$.03

Weighted Average Common Shares Outstanding:
Basic	32,086,781	31,998,901	31,918,677	31,908,776
Diluted	33,519,550	33,296,650	33,124,681	31,908,776

Market Data:
High Sales Price	$18.50	$16.64	$16.33	$16.74
Low Sales Price	$15.31	$14.94	$14.30	$15.50
Period-end Closing	$18.19	$15.87	$15.03	$16.37
Average Daily Trading Volume	131,713	91,794	77,359	60,460

Selected Quarterly Financial Data (Unaudited) (Continued)

	2012
	Quarterly Period Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Interest income, tax equivalent basis	$45,560	$36,538	$49,023	$38,423
Interest expense	2,096	2,235	2,566	2,852
Net interest income, tax equivalent basis	43,464	34,303	46,457	35,571
Taxable equivalent adjustment	(83)	(69)	(67)	(62)
Net interest income	43,381	34,234	46,390	35,509
Provision for loan losses (noncovered loans)	325	1,050	2,125	1,535
Provision for loan losses (covered loans)	3,021	5,441	2,902	(1,283)
Amortization of FDIC receivable for loss share agreements	(15,260)	(6,291)	(4,007)	(7,011)
Noninterest income	4,641	3,002	2,248	2,680
Noninterest expense	24,783	19,835	21,926	22,692
Income before income taxes	4,633	4,619	17,678	8,234
Income taxes	1,418	1,261	6,647	3,096
Net income	$3,215	$3,358	$11,031	$5,138

Basic net income per share	$.10	$.11	$.35	$.16
Diluted net income per share	$.10	$.10	$.34	$.16
Cash dividends declared per share	$.03	$.03	$—	$—

Weighted Average Common Shares Outstanding:
Basic	31,904,381	31,654,046	31,613,581	31,611,603
Diluted	33,179,198	32,808,726	32,776,553	32,794,798

Market Data:
High Sales Price	$16.99	$17.00	$18.16	$18.07
Low Sales Price	$14.73	$14.01	$14.70	$15.01
Period-end Closing	$15.88	$16.49	$15.16	$17.51
Average Daily Trading Volume	65,997	77,118	114,161	140,364

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of State Bank Financial Corporation (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2013.  The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2013, is included in this Report on Form 10-K.

To the Board of Directors
State Bank Financial Corporation

We have audited the internal control over financial reporting of State Bank Financial Corporation and Subsidiary (“Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, State Bank Financial Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of State Bank Financial Corporation and Subsidiary as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31 2013, and our report dated March 14, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 14, 2014

The Board of Directors
State Bank Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of State Bank Financial Corporation and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bank Financial Corporation and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 14, 2014

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands)

	December 31
	2013	2012
Assets
Cash and amounts due from depository institutions	$8,518	$9,974
Interest-bearing deposits in other financial institutions	590,231	433,483
Cash and cash equivalents	598,749	443,457
Investment securities available-for-sale	387,048	303,901
Loans receivable:
Noncovered under FDIC loss share agreements	1,123,475	985,502
Covered under FDIC loss share agreements	257,494	474,713
Allowance for loan losses (noncovered loans)	(16,656)	(14,660)
Allowance for loan losses (covered loans)	(17,409)	(55,478)
Net loans	1,346,904	1,390,077
Mortgage loans held for sale	897	4,853
Other real estate owned:
Noncovered under FDIC loss share agreements	965	1,115
Covered under FDIC loss share agreements	46,222	45,062
Premises and equipment, net	33,318	35,364
Goodwill	10,381	10,381
Other intangibles, net	1,986	3,188
FDIC receivable for loss share agreements, net	103,160	355,325
Other assets	71,075	68,311
Total assets	$2,600,705	$2,661,034
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$468,138	$387,450
Interest-bearing deposits	1,660,187	1,760,986
Total deposits	2,128,325	2,148,436
Securities sold under agreements to repurchase	1,216	4,755
Notes payable	5,682	2,523
Other liabilities	28,299	75,104
Total liabilities	2,163,522	2,230,818
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2013 and 2012, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,094,145 and 31,908,665 shares issued and outstanding at December 31, 2013 and 2012, respectively	321	319
Additional paid-in capital	295,379	293,963
Retained earnings	136,313	127,406
Accumulated other comprehensive income, net of tax	5,170	8,528
Total shareholders' equity	437,183	430,216
Total liabilities and shareholders' equity	$2,600,705	$2,661,034

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Income (Dollars in thousands, except per share amounts)

	Years Ended December 31
	2013	2012	2011
Interest income:
Noncovered loans, including fees	$61,176	$55,460	$38,809
Accretion income on covered loans	122,466	102,413	116,967
Investment securities:
Taxable	8,893	10,483	10,352
Tax-exempt	98	212	224
Deposits with other financial institutions	1,207	695	830
Total interest income	193,840	169,263	167,182
Interest expense:
Deposits	7,386	9,529	21,500
Federal Home Loan Bank advances	—	—	22
Notes payable	544	216	244
Federal funds purchased and repurchase agreements	3	4	7
Total interest expense	7,933	9,749	21,773
Net interest income	185,907	159,514	145,409
Provision for loan losses (noncovered loans)	1,920	5,035	6,482
Provision for loan losses (covered loans)	(4,407)	10,081	20,034
Net interest income after provision for loan losses	188,394	144,398	118,893
Noninterest (loss) income:
(Amortization) accretion of FDIC receivable for loss share agreements	(87,884)	(32,569)	10,257
Service charges on deposits	5,156	5,117	5,601
Mortgage banking income	1,008	1,231	994
Gain (loss) on sale of investment securities	1,081	318	(54)
Gain on FHLB stock redemptions	—	1,215	2,478
Payroll fee income	3,143	622	—
Gain on acquisition	—	—	14,890
ATM income	2,448	2,425	2,105
Bank-owned life insurance income	1,354	1,396	1,423
Other	2,581	247	914
Total noninterest (loss) income	(71,113)	(19,998)	38,608
Noninterest expense:
Salaries and employee benefits	62,236	54,536	50,198
Occupancy and equipment	9,767	9,845	8,692
Legal and professional fees	4,989	6,624	6,517
Marketing	1,504	2,171	3,475
Federal insurance premiums and other regulatory fees	2,315	1,824	2,019
Loan collection and OREO costs	4,339	1,960	8,153
Data processing	6,087	5,668	4,788
Amortization of intangibles	1,202	1,029	948
Other	5,528	5,579	6,177
Total noninterest expense	97,967	89,236	90,967
Income before income taxes	19,314	35,164	66,534
Income tax expense	6,567	12,422	23,528
Net income	$12,747	$22,742	$43,006
Basic net income per share	$.40	$.72	$1.36
Diluted net income per share	$.38	$.69	$1.32
Cash dividends declared per common share	$.12	$.06	$—
Weighted Average Shares Outstanding:
Basic	31,978,844	31,696,358	31,611,303
Diluted	33,290,565	32,890,274	32,623,056
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31
	2013	2012	2011
Net income	$12,747	$22,742	$43,006
Other comprehensive income (loss), net of tax
Net change in unrealized (losses) gains	(4,085)	17,663	(8,094)
Reclassification adjustment for (gains) losses realized and included in earnings	(1,081)	(318)	54
Other comprehensive (loss) income, before income taxes	(5,166)	17,345	(8,040)
Income tax (benefit) expense	(1,808)	6,140	(2,846)
Total other comprehensive (loss) income	(3,358)	11,205	(5,194)
Comprehensive income	$9,389	$33,947	$37,812

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2010	2,715,561	31,610,904	$316	$292,942	$63,568	$2,517	$359,343
Exercise of stock warrants	(1,666)	677	—	—	—	—	—
Share-based compensation	—	—	—	188	—	—	188
Repurchase of stock warrants	(27,068)	—	—	(55)	—	—	(55)
Restricted stock awards activity	—	109,655	1	(1)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	(5,194)	(5,194)
Net income	—	—	—	—	43,006	—	43,006
Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288
Exercise of stock warrants	(19,999)	17,929	1	166	—	—	167
Share-based compensation	—	—	—	779	—	—	779
Repurchase of stock warrants	(26,545)	—	—	(55)	—	—	(55)
Restricted stock awards activity	—	169,500	1	(1)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	11,205	11,205
Common stock dividends, $.06 per share	—	—	—	—	(1,910)	—	(1,910)
Net income	—	—	—	—	22,742	—	22,742
Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216
Exercise of stock warrants	(15,000)	11,666	—	100	—	—	100
Share-based compensation	—	—	—	1,321	—	—	1,321
Repurchase of stock warrants	(1,459)	—	—	(3)	—	—	(3)
Restricted stock awards activity	—	173,814	2	(2)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	(3,358)	(3,358)
Common stock dividends, $.12 per share	—	—	—	—	(3,840)	—	(3,840)
Net income	—	—	—	—	12,747	—	12,747
Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Dollars in thousands)

	Years Ended December 31
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$12,747	$22,742	$43,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,970	2,749	3,200
Provision for loan losses	(2,487)	15,116	26,516
Accretion of discounts on acquisitions, net	(34,582)	(69,844)	(127,224)
Loss (gain) on sale of other real estate owned	391	(672)	5,338
Writedowns of other real estate owned	20,705	19,978	62,286
Net decrease (increase) in FDIC receivable for covered losses	8,133	(41,019)	(63,363)
Funds collected from FDIC	125,960	222,180	212,865
Deferred income taxes	(44,397)	(8,886)	42,437
Proceeds from sales of mortgage loans held for sale	45,631	60,750	42,322
Originations of mortgage loans held for sale	(41,707)	(59,432)	(28,200)
(Gain) loss on available-for-sale securities	(1,081)	(318)	54
Gains on FHLB stock redemptions	—	(1,215)	(2,478)
Gain on acquisitions	—	—	(14,890)
Share-based compensation expense	1,321	779	188
Changes in other assets and other liabilities, net	1,632	28,517	(39,899)
Net cash provided by operating activities	96,236	191,425	162,158
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(198,377)	(77,894)	(98,378)
Proceeds from sales and calls of investment securities available-for-sale	28,636	24,303	57,851
Proceeds from maturities and paydowns of investment securities available-for-sale	81,369	118,477	117,665
Loans to customers, net of repayments	100,485	32,851	(110,503)
Redemptions of Federal Home Loan Bank stock	—	5,897	10,508
Net cash acquired in FDIC-assisted transactions	—	—	92,095
Net purchases of premises and equipment	(2,182)	(1,671)	(7,035)
Proceeds from sales of other real estate owned	76,518	87,735	89,399
Purchase of assets of payroll company	—	(5,700)	—
Net cash provided by investing activities	86,449	183,998	151,602

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Continued) (Dollars in thousands)

	Years Ended December 31
	2013	2012	2011
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	80,688	90,262	50,943
Net decrease in interest-bearing customer deposits	(100,799)	(240,291)	(505,600)
Repayment from other borrowed funds	—	—	(24,572)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(3,539)	6	(497)
Repurchase of stock warrants	(3)	(55)	(55)
Issuance of common stock	100	167	—
Dividends paid to shareholders	(3,840)	(1,910)	—
Net cash used in financing activities	(27,393)	(151,821)	(479,781)
Net increase (decrease) in cash and cash equivalents	155,292	223,602	(166,021)
Cash and cash equivalents, beginning	443,457	219,855	385,876
Cash and cash equivalents, ending	$598,749	$443,457	$219,855
Cash Paid During the Period for:
Interest expense	$8,046	$11,028	$24,097
Income taxes	53,809	1,000	5,215
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities and derivatives, net of tax	(3,358)	11,205	(5,194)
Transfers of loans to other real estate owned	97,828	67,512	69,712
Acquisitions:
Assets acquired	$—	$6,245	$372,424
Liabilities assumed	—	545	362,805
Net assets	—	5,700	9,619

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Business and Summary of Significant Accounting Policies

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

State Bank and Trust Company was organized as a Georgia-state chartered bank, which opened October 4, 2005 in Pinehurst, Georgia. The Bank is primarily regulated by the FDIC and undergoes periodic examinations by this regulatory authority. On July 24, 2009, State Bank and Trust Company closed on investment agreements under which new investors infused $292.1 million, gross (before expenses), of additional capital into the Bank, which resulted in a successor entity. This significant recapitalization resulted in a change of control and a new basis of accounting was applied. At the annual shareholders' meeting held March 11, 2010, approval was granted through proxy vote for the formation of a bank holding company. The required regulatory approval was obtained in July 2010 and the holding company reorganization was completed July 23, 2010.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

(a) Nature of Business

        State Bank Financial Corporation is a bank holding company whose primary business is presently conducted through 19 branch offices of State Bank and Trust Company, its wholly-owned banking subsidiary. Through the Bank, the Company operates a full service banking business and offers a broad range of commercial and retail banking products to its customers, which range from Metro Atlanta to middle Georgia, with a significant focus on the resolution of assets acquired from the FDIC. The Company is subject to regulations of certain federal and state agencies and is periodically examined by those regulatory agencies.

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

As defined by authoritative guidance, segment disclosures require reporting information about a company's operating segments using a “management approach.” Reportable segments are identified as those revenue-producing components for which separate financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company operates as one reportable segment.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Cash and Cash Equivalents

        Cash and cash equivalents, as presented in the consolidated financial statements, includes cash on hand, cash items in process of collection and interest-bearing deposits with other financial institutions with maturities less than 90 days.

(d) Investments

Management determines the appropriate classifications of investment securities at the time of purchase and reevaluates such designation as needed. At December 31, 2013 and 2012, the Company classified all of its investment securities as available-for-sale. Investments available-for-sale are reported at fair value, as determined by independent quotations. Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the effective interest rate method over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Realized gains and losses are derived using the specific identification method for determining the cost of securities sold and are recognized on the trade date.

Unrealized holding losses, other than those determined to be other than temporary, and unrealized holding gains are excluded from net income and are reported, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At December 31, 2013 and 2012, the Company did not have any securities with other than temporary impairment.

Investment in stock of the Federal Home Loan Bank ("FHLB") is required of every federally insured financial institution which utilizes the FHLB's services. The investment in FHLB stock is included in "other assets" at its original cost basis, as cost approximates fair value since there is no readily determinable market value for such investments.

(e) Noncovered Loans

        Loans, excluding loans covered by FDIC loss share agreements, that management has the intent and ability to hold for the foreseeable future, until maturity, or payoff are reported at their principal amounts outstanding, net of unearned income, deferred loan fees and origination costs, unamortized premiums or discounts on purchased loans, and the allowance for loan losses. Interest income is recognized using the simple interest method on the daily balance of their principal amount outstanding. Unearned income, primarily arising from deferred loan fees, net of certain origination costs is amortized over the lives of the underlying loans using the effective interest rate method.

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

The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings ("TDRs") and are included in impaired loans. The Company's policy requires that all impaired loans with contractual balances of $500,000 and greater be individually reviewed for impairment. Loans are reviewed for impairment based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral less disposal costs, as applicable, if the loan is collateral dependent. The Company's policy requires that large pools of smaller balance homogeneous loans, such as consumer, residential and installment loans, be collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. All loans considered impaired are placed on nonaccrual status in accordance with policy. The interest portion of cash receipts on impaired loans are recorded as income when received unless full recovery of principal is in doubt whereby cash received is recorded as a reduction to the Company's recorded investment in the loan.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All impaired loans are reviewed, at minimum, on a quarterly basis. Reviews may be performed more frequently if material information is available before the next scheduled quarterly review. Existing valuations are reviewed to determine if additional discounts or new appraisals are required. The discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

(f) Covered Loans

Covered loans, defined as loans covered by loss share agreements with the FDIC, are recorded at fair value at the date of acquisition exclusive of expected cash flow reimbursements from the FDIC. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and, if appropriate, an accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable discount, which is excluded in the carrying amount of acquired loans. Expected prepayments are treated consistently for cash flows expected to be collected and projections of contractual cash flows such that the nonaccretable discount is not affected. Similarly, the difference between actual prepayments and expected prepayments do not affect the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior applicable loss provisions or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable discount.

The Company accounts for performing loans acquired in business combinations using the contractual cash flows method whereby premiums and discounts are recognized using the interest method. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

All loans acquired in failed bank transactions are considered to have evidence of credit deterioration as limited due diligence is afforded which does not allow a sufficient detailed review to classify the acquired loans into credit deterioration and performing categories.

At the time of acquisition, loans with evidence of credit deterioration are either accounted for as specifically-reviewed or as part of a loan pool. Loan pools are created by grouping loans with similar risk characteristics, the intent being to create homogeneous pools. Loans are grouped into pools based on a combination of various factors including product type, cohort, risk classification and term. Loans remain in the assigned pool until they are resolved. Gains and losses are deferred and retained in the pools until the pool closes, which is either when all the loans are resolved or the pool’s recorded investment reaches zero.

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

The ALL for noncovered loans consists of specific and general components. The specific component relates to loans that are individually identified as impaired. The general component covers nonimpaired loans and is based on historical loss experience adjusted for current environmental factors. This qualitative analysis requires judgment by management and is subject to continuous validation. The Company's noncovered loan portfolio has been originated over the past several years. The portfolio has been stringently underwritten and has experienced minimal losses. Beginning with fourth quarter 2011, the Company uses its own historical loss data in the allowance calculation.

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

        Allowance for loan losses for noncovered loans:    The ALL for noncovered loans consists of two components:

(1)	a specific amount against identified credit exposures where it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements; and

(2)	a general amount, based upon historical losses, that is then adjusted for qualitative factors representative of various economic indicators and risk characteristics of the loan portfolio.

        Management establishes the specific amount by examining impaired loans. The majority of the Company's impaired loans are collateral dependent; therefore, nearly all of the specific allowances are calculated based on the fair value of the collateral less disposal costs, if applicable.

        Management establishes the general amount by taking the remaining loan portfolio (excluding those impaired loans discussed above) with allocations based on historical losses. The calculation of the general amount is subjected to stress factors that are somewhat subjective. The stress testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The stress factors consist of:

(1)	economic factors including changes in the local or national economy;

(2)	the depth of experience in lending staff;

(3)	any concentrations of credit (such as commercial real estate);

(4)	asset quality trends; and

(5)	seasoning of the loan portfolio.

        After assessing the applicable factors, the remaining amount is evaluated based on management's experience and the level of the noncovered ALL is compared with historical trends and peer information as a reasonableness test.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(h) Mortgage Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Estimated fair value is determined on the basis of existing forward commitments or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

(i) Other Real Estate Owned

Other real estate owned includes real property that has been acquired in satisfaction of loans receivable, noncovered and covered, and bank premises formerly, but no longer, used for a specific business purpose.

Real estate acquired through foreclosure of noncovered loans, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure of noncovered loans, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Based upon management's evaluation of the real estate acquired through foreclosure, additional expense, when necessary, is recorded in current period earnings in an amount sufficient to reflect any estimated declines in fair value. Gains or losses recognized on the disposition of the properties are recorded in net costs of operations of other real estate in the consolidated statements of income.

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

Banking premises are transferred at the lower of carrying value or fair value, less estimated selling costs and any write-down is expensed as incurred.

Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations. Costs associating with holding covered other real estate are charged to operations, net of any expected reimbursements from the FDIC relating to covered external expenses.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(k) Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangibles deemed to have an indefinite life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary. Also in connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base, and other identifiable intangible assets. Core deposit intangibles and other identifiable intangible assets are amortized over their estimated useful lives ranging up to 5 years.

(l) FDIC Receivable for Loss Share Agreements

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is not contractually embedded in the assets or transferable should the assets be sold. Fair value at acquisition was estimated using projected cash flows related to loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss sharing agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC. Any applicable true-up payments owed to the FDIC for transactions that include claw-back provisions are discounted to reflect the estimated timing of the payment and such amount is netted against the FDIC receivable. The FDIC receivable is reviewed and updated prospectively as loss estimates related to indemnified assets change and as reimbursements are received or are expected to be received from the FDIC. Improvements in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the FDIC receivable, with such decreases being amortized into income over the remaining life of the loan or life of the loss share agreement, whichever is shorter.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(n) Bank-Owned Life Insurance ("BOLI")

The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value that is probable at settlement. Increases to cash surrender values are recorded as a component of "other noninterest income" on the consolidated statements of income.

(o) Share-Based Compensation
The Company has an equity compensation plan providing for the grant of equity awards, which is described more fully in Note 16. The Company uses the fair value method of recognizing expense for share-based compensation, whereby compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis over the vesting period. Compensation expense relating to equity awards is reflected in net income as part of "salaries and employee benefits" on the consolidated statements of income.

(p) Income Taxes

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

(q) Comprehensive Income

In addition to net income for the period, comprehensive income for the Company consists of changes in unrealized holding gains and losses on investments classified as available-for-sale and changes in fair value of the effective portion of derivative financial instruments designated as cash flow hedges. The changes are reported net of income taxes and reclassification adjustments.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(r) Acquisitions

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

(s) Basic and Diluted Net Income Per Share

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

(t) Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. This guidance did not impact the Company's financial condition or results of operations and only resulted in additional disclosures.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. ASU 2013-02 requires entities to disclose in a single location, either on the face of financial statement that reports net income or in the notes, the effects of reclassification out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on available-for-sale securities reclassified into net income on sale, entities must disclose the effect on the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, such as actuarial gains or losses amortized into pension cost that may be capitalized into inventory or other assets, entities must provide a cross reference to other required U.S. GAAP disclosures. ASU 2013-02 was effective for the Company on January 1, 2013. This guidance did not have a significant impact on the Company’s financial condition or results of operations, and resulted in additional disclosures.

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a benchmark interest rate for hedge accounting in addition to United States Treasury Obligations Rate (UST) and the London Interbank Offered Rate (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. The standard is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The guidance did not have a material impact on the Company's financial position, results of operations or disclosures.

In January 2014, the FASB issued Accounting Standards Update (ASU) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The new ASU clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or when the borrower voluntarily conveys all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company does not expect the impact of this guidance to be material to its financial position, results of operations, or disclosures.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2:  Acquisitions

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Investment Securities

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	December 31, 2013				December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$80,692	$460	$41	$81,111	$59,101	$1,423	$16	$60,508
States and political subdivisions	9,317	51	1	9,367	11,726	406	—	12,132
Residential mortgage-backed securities-nonagency	110,900	6,766	19	117,647	131,183	8,875	297	139,761
Residential mortgage-backed securities-agency	83,561	488	1,461	82,588	36,349	1,202	29	37,522
Collateralized mortgage and loan obligations	95,878	896	496	96,278	52,024	1,459	—	53,483
Corporate securities	—	—	—	—	398	97	—	495
Equity securities	51	6	—	57	—	—	—	—
Total investment securities available-for-sale	$380,399	$8,667	$2,018	$387,048	$290,781	$13,462	$342	$303,901

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2013 by contractual maturities are summarized in the table below (dollars in thousands):

	Amortized Cost	Fair Value
Due within one year	$4,395	$4,433
Due from one year to five years	43,881	44,063
Due from five years to ten years	10,079	10,125
Due after ten years	31,654	31,857
Residential mortgage-backed securities (nonagency and agency) and collateralized mortgage and loan obligations	290,339	296,513
	$380,348	$386,991
For purposes of the above maturity distribution, all available-for-sale investment securities are shown based on their contractual maturity date, except for equity securities as they have no contractual maturity date and mortgage-backed securities as expected maturities may differ from contractual maturities because in certain cases borrowers prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2013
Investment securities available-for-sale:
U.S. Government securities	$16,340	$41	$—	$—	$16,340	$41
States and political subdivisions	699	1	—	—	699	1
Residential mortgage-backed-nonagency	—	—	956	19	956	19
Residential mortgage-backed-agency	58,198	1,372	4,411	89	62,609	1,461
Collateralized mortgage and loan obligations	49,338	496	—	—	49,338	496
Total	$124,575	$1,910	$5,367	$108	$129,942	$2,018

December 31, 2012
Investment securities available-for-sale:
U.S. Government securities	$10,278	$16	$—	$—	$10,278	$16
Residential mortgage-backed-nonagency	—	—	10,342	297	10,342	297
Residential mortgage-backed-agency	5,119	29	—	—	5,119	29
Total	$15,397	$45	$10,342	$297	$25,739	$342

At December 31, 2013, the Company held 31 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market price of securities fluctuates. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of December 31, 2013, there was no intent to sell any of the securities available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

Sales and calls of securities available-for-sale are summarized in the following table (dollars in thousands):

	December 31
	2013	2012	2011
Proceeds from sales and calls	$28,636	$24,303	$57,851

Gross gains on securities available-for-sale	$1,081	$319	$62
Gross losses on securities available-for-sale	—	(1)	(116)
Net realized gains (losses) on sales and calls of securities available-for-sale	$1,081	$318	$(54)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $132.0 million and $126.6 million at December 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements, net counterparty exposure and certain borrowing arrangements.

Note 4: Loans Receivable

Concurrently with each of the Bank's twelve failed bank acquisitions, the Bank entered into loss share agreements with the FDIC that cover certain of the acquired loans and other real estate owned. The Company refers to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "noncovered loans."

Noncovered loans are summarized as follows (dollars in thousands):

	December 31
	2013	2012
Construction, land & land development	$251,043	$230,448
Other commercial real estate	550,474	457,729
Total commercial real estate	801,517	688,177
Commercial & industrial	30,145	35,390
Owner-occupied real estate	174,858	172,445
Total commercial & industrial	205,003	207,835
Residential real estate	66,835	43,179
Consumer & other	50,120	46,311
Total noncovered loans	1,123,475	985,502
Allowance for loan losses	(16,656)	(14,660)
Total noncovered loans, net	$1,106,819	$970,842

The table above includes net deferred loan fees that totaled approximately $2.6 million and $2.1 million at December 31, 2013 and 2012, respectively.

Covered loans, net of related discounts, are summarized as follows (dollars in thousands):

	December 31
	2013	2012
Construction, land & land development	$35,383	$81,288
Other commercial real estate	67,573	139,010
Total commercial real estate	102,956	220,298
Commercial & industrial	4,271	14,859
Owner-occupied real estate	54,436	86,612
Total commercial & industrial	58,707	101,471
Residential real estate	95,240	142,032
Consumer & other	591	10,912
Total covered loans	257,494	474,713
Allowance for loan losses	(17,409)	(55,478)
Total covered loans, net	$240,085	$419,235

Changes in the carrying value of covered loans are presented in the following table (dollars in thousands):

	December 31,
	2013	2012
Balance, beginning of period	$419,235	$752,877
Accretion of fair value discounts	122,466	102,413
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(339,685)	(439,854)
Change in the allowance for loan losses on covered loans	38,069	3,799
Balance, end of period	$240,085	$419,235

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

Changes in the value of the accretable discount allocated by acquired bank are presented in the following tables as of the dates indicated (dollars in thousands):

	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
December 31, 2013
Balance, beginning of year	$76,975	$33,434	$1,863	$7,945	$14,451	$23,439	$14,697	$172,804
Accretion	(55,146)	(21,399)	(1,092)	(11,835)	(13,833)	(8,825)	(10,336)	(122,466)
Transfers to accretable discount, net	45,410	18,530	1,367	12,074	37,304	9,631	10,370	134,686
Balance, end of year	$67,239	$30,565	$2,138	$8,184	$37,922	$24,245	$14,731	$185,024

	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
December 31, 2012
Balance, beginning of year	$97,164	$49,866	$6,822	$9,532	$24,860	$18,212	$24,241	$230,697
Accretion	(47,564)	(23,492)	(3,140)	(8,257)	(7,461)	(5,589)	(6,910)	(102,413)
Transfers to accretable discount (exit events), net	27,375	7,060	(1,819)	6,670	(2,948)	10,816	(2,634)	44,520
Balance, end of year	$76,975	$33,434	$1,863	$7,945	$14,451	$23,439	$14,697	$172,804

The change in the accretable discount is a result of the Company's review and re-estimation of expected cash flows and loss assumptions on covered loans using a detailed analytics system focusing on expected cash flows and enhanced historical loss data as the covered loan portfolios season.

        As of December 31, 2013 and 2012, in accordance with Company policy, there were no loans to executive officers, directors and/or their affiliates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Allowance for Loan Losses (ALL)

The following tables present the Company’s loan loss experience on noncovered loans for the periods indicated (dollars in thousands):

	December 31
	2013	2012	2011
Balance, beginning of period	$14,660	$10,207	$5,351
Loans charged-off	(417)	(669)	(1,744)
Recoveries of loans previously charged off	493	87	118
Net recoveries (charge-offs)	76	(582)	(1,626)
Provision for loan losses	1,920	5,035	6,482
Balance, end of period	$16,656	$14,660	$10,207

The following tables present the Company’s loan loss experience on covered loans for the periods indicated (dollars in thousands):

	December 31
	2013	2012	2011
Balance, beginning of period (1)	$55,478	$59,277	$—
Loans charged-off	(35,989)	(61,976)	(19,329)
Recoveries of loans previously charged off	32,515	7,540	25
Net charge-offs	(3,474)	(54,436)	(19,304)
Provision for loan losses	(34,595)	50,637	78,581
Amount attributable to FDIC loss share agreements	30,188	(40,556)	(58,547)
Total provision for loan losses charged to operations	(4,407)	10,081	20,034
Provision for loan losses recorded through the FDIC loss share receivable	(30,188)	40,556	58,547
Balance, end of period	$17,409	$55,478	$59,277
(1) There was no recorded covered ALL during 2010.

Description of segment and class risks

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant. At December 31, 2013, approximately 18.6% of our outstanding loan portfolio is covered under FDIC loss share agreements and does not represent the same risk of loss as the noncovered loan portfolio. The risks associated with covered loans are generally consistent with the risks identified for commercial and noncommercial loans and the classes of loans within those segments. In addition to the risks associated with segments and classes, risks specifically associated with covered loans are also described below.

Real Estate Loans

Loans secured by real estate are the principal component of our loan portfolio. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in interest rates and the value of real estate. Fluctuations in these factors, as well as others arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan. When we make new real estate loans, we typically obtain a security interest in the real estate, as well as other available credit enhancements, to increase the likelihood of the ultimate repayment of the loan. To control concentration risk, we monitor collateral type concentrations within this portfolio.

In addition to these common risks for the majority of our real estate loans, additional risks are inherent in certain of our classes of real estate loans.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Real Estate

Commercial real estate loans consist of commercial construction and land development loans and other commercial real estate loans. Commercial construction and land development loans are highly dependent upon the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and lots that our customers are developing. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends upon the ultimate completion of the project and usually on the subsequent lease-up and/or sale of the property. Additionally, deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers.

Other commercial real estate loans consist primarily of loans secured by multifamily housing and other nonfarm nonresidential properties such as retail, office and hotel/motel. These loans typically have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. The primary risk associated with loans secured with income-producing property is the inability of that property to produce adequate cash flow to service the debt. High unemployment, generally weak economic conditions and/or an oversupply in the market may result in our customer having difficulty achieving adequate occupancy rates.

Commercial and Industrial Loans

Commercial and industrial loans include loans to individuals and businesses for commercial purposes in various lines of business, including manufacturing industries and professional service industries. Repayment is primarily dependent on the ability of the borrower to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower's business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans may have real estate as partial collateral, they are generally considered to have greater risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the non-real estate collateral may be difficult to assess and more likely to decrease than real estate, and the control of the collateral is more at risk.

Owner-occupied loans consist of loans secured by nonfarm nonresidential properties such as office and industrial properties, churches, convenience stores and restaurants occupied by an affiliated tenant. Like commercial and industrial loans, repayment is primarily dependent on the ability of the operating company to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. Adverse changes in the business's results, specifically declines in cash flows, could jeopardize the ability for the loan to be serviced in accordance with the contractual terms.

Residential Real Estate

Residential real estate loans are typically to individuals and are secured by owner-occupied and investor-owned 1-4 family residential property. We generally originate and hold short-term first mortgages, traditional second mortgages and home equity lines of credit. We originate and sell longer-term mortgages in the secondary market. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral.

Consumer

The consumer loan portfolio includes loans to individuals for personal, family and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covered loans

The risks associated with covered loans are generally consistent with the risks identified for commercial and noncommercial loans and the classes of loans within those segments. An additional substantive risk with respect to covered loans relates to the FDIC loss share agreements, specifically the ability to receive timely and full reimbursement from the FDIC for losses and related expenses that we believe are covered by the loss share agreements. Further, these loans were underwritten by other institutions with weaker lending standards. Therefore, there is a significant risk that the loans were not adequately supported by the paying capacity of the borrower or the values of underlying collateral at the time of origination. Management separately monitors the covered loan portfolio and periodically evaluates the recorded investment in these loans in comparison to actual losses. This evaluation is made to determine whether additional impairment exists.

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (dollars in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total

December 31, 2013
Allowance for loan losses:
Beginning balance	$9,495	$3,103	$1,050	$1,012	$14,660
Charge-offs	(190)	(163)	(38)	(26)	(417)
Recoveries	439	7	20	27	493
Provision	1,419	192	(17)	326	1,920
Ending balance	$11,163	$3,139	$1,015	$1,339	$16,656
Ending allowance attributable to loans:
Individually evaluated for impairment	$98	$159	$49	$8	$314
Collectively evaluated for impairment	11,065	2,980	966	1,331	16,342
Total ending allowance balance	$11,163	$3,139	$1,015	$1,339	$16,656

Loans:
Loans individually evaluated for impairment	$807	$318	$1,198	$15	$2,338
Loans collectively evaluated for impairment	800,710	204,685	65,637	50,105	1,121,137
Total loans	$801,517	$205,003	$66,835	$50,120	$1,123,475

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total

December 31, 2012
Allowance for loan losses:
Beginning balance	$6,423	$2,895	$561	$328	$10,207
Charge-offs	(510)	(75)	(75)	(9)	(669)
Recoveries	74	5	2	6	87
Provision	3,508	278	562	687	5,035
Ending balance	$9,495	$3,103	$1,050	$1,012	$14,660
Ending allowance attributable to loans:
Individually evaluated for impairment	$743	$217	$359	$17	$1,336
Collectively evaluated for impairment	8,752	2,886	691	995	13,324
Total ending allowance balance	$9,495	$3,103	$1,050	$1,012	$14,660

Loans:
Loans individually evaluated for impairment	$2,864	$493	$1,402	$33	$4,792
Loans collectively evaluated for impairment	685,313	207,342	41,777	46,278	980,710
Total loans	$688,177	$207,835	$43,179	$46,311	$985,502

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total

December 31, 2011
Allowance for loan losses:
Beginning balance	$3,258	$1,385	$246	$462	$5,351
Charge-offs	(611)	(640)	(74)	(419)	(1,744)
Recoveries	—	21	8	89	118
Provision	3,776	2,129	381	196	6,482
Ending balance	$6,423	$2,895	$561	$328	$10,207
Ending allowance attributable to loans:
Individually evaluated for impairment	$—	$46	$—	$—	$46
Collectively evaluated for impairment	6,423	2,849	561	328	10,161
Total ending allowance balance	$6,423	$2,895	$561	$328	$10,207

Loans:
Loans individually evaluated for impairment	$1,441	$720	$—	$—	$2,161
Loans collectively evaluated for impairment	468,755	174,225	33,738	22,150	698,868
Total loans	$470,196	$174,945	$33,738	$22,150	$701,029

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (dollars in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total

December 31, 2013
Allowance for loan losses:
Beginning balance	$27,152	$6,092	$21,545	$689	$55,478
Charge-offs	(25,554)	(6,968)	(2,697)	(770)	(35,989)
Recoveries	18,661	6,947	5,500	1,407	32,515
Provision for loan losses before amount attributable to FDIC loss share agreements	(9,033)	(2,441)	(21,867)	(1,254)	(34,595)
Amount attributable to FDIC loss share agreements	7,882	2,129	19,083	1,094	30,188
Total provision for loan losses charged to operations	(1,151)	(312)	(2,784)	(160)	(4,407)
Provision for loan losses recorded through the FDIC loss share receivable	(7,882)	(2,129)	(19,083)	(1,094)	(30,188)
Ending balance	$11,226	$3,630	$2,481	$72	$17,409
Ending allowance attributable to loans:
Individually evaluated for impairment	$6,018	$1,113	$966	$72	$8,169
Collectively evaluated for impairment	5,208	2,517	1,515	—	9,240
Total ending allowance balance	$11,226	$3,630	$2,481	$72	$17,409

Loans:
Loans individually evaluated for impairment	$49,713	$15,465	$2,132	$265	$67,575
Loans collectively evaluated for impairment	53,243	43,242	93,108	326	189,919
Total loans	$102,956	$58,707	$95,240	$591	$257,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total

December 31, 2012
Allowance for loan losses:
Beginning balance	$37,332	$7,573	$14,372	$—	$59,277
Charge-offs	(50,259)	(7,155)	(4,544)	(18)	(61,976)
Recoveries	6,999	372	169	—	7,540
Provision for loan losses before benefit attributable to FDIC loss share agreements	33,080	5,302	11,548	707	50,637
Amount attributable to FDIC loss share agreements	(26,497)	(4,247)	(9,246)	(566)	(40,556)
Total provision for loan losses charged to operations	6,583	1,055	2,302	141	10,081
Provision for loan losses recorded through the FDIC loss share receivable	26,497	4,247	9,246	566	40,556
Ending balance	$27,152	$6,092	$21,545	$689	$55,478
Ending allowance attributable to loans:
Individually evaluated for impairment	$14,418	$3,869	$4,046	$641	$22,974
Collectively evaluated for impairment	12,734	2,223	17,499	48	32,504
Total ending allowance balance	$27,152	$6,092	$21,545	$689	$55,478

Loans:
Loans individually evaluated for impairment	$102,844	$22,603	$13,760	$10,535	$149,742
Loans collectively evaluated for impairment	117,454	78,868	128,272	377	324,971
Total loans	$220,298	$101,471	$142,032	$10,912	$474,713

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total

December 31, 2011
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—
Charge-offs	(14,904)	(3,069)	(1,356)	—	(19,329)
Recoveries	3	22	—	—	25
Provision for loan losses before benefit attributable to FDIC loss share agreements	52,233	10,620	15,728	—	78,581
Amount attributable to FDIC loss share agreements	(38,918)	(7,912)	(11,717)	—	(58,547)
Total provision for loan losses charged to operations	13,315	2,708	4,011	—	20,034
Provision for loan losses recorded through the FDIC loss share receivable	38,918	7,912	11,717	—	58,547
Ending balance	$37,332	$7,573	$14,372	$—	$59,277
Ending allowance attributable to loans:
Individually evaluated for impairment	$27,458	$4,037	$4,020	$—	$35,515
Collectively evaluated for impairment	9,874	3,536	10,352	—	23,762
Total ending allowance balance	$37,332	$7,573	$14,372	$—	$59,277

Loans:
Loans individually evaluated for impairment	$197,634	$38,285	$18,508	$12,288	$266,715
Loans collectively evaluated for impairment	226,051	143,412	170,601	5,375	545,439
Total loans	$423,685	$181,697	$189,109	$17,663	$812,154

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For each period indicated, a significant portion of the Company's covered loans were past due, including many that were 90 days or more past due; however, such delinquencies were included in the Company's performance expectations in determining the fair values of covered loans at each acquisition and at subsequent valuation dates. All covered loan cash flows and the timing of such cash flows continue to be estimable and probable of collection and thus accretion income continues to be recognized on these covered assets. As such, the referenced covered loans are not considered nonperforming assets.

Approved credit losses are expected to be reimbursed for covered loans under the appropriate FDIC loss share agreements at either 80 or 95 percent, in accordance with the applicable corresponding loss share agreement. The Company uses a symmetrical accounting approach in recording the loan carrying values and the FDIC receivable on covered loans. A reduction in the loan value, through a provision for loan losses, and an increase in the FDIC receivable, through an adjustment to income, are taken immediately. An increase in the loan value and a reduction in the FDIC receivable results in the reversal of the previously recorded allowance for loan losses and prospective yield adjustment over the remaining life of each asset.

Impaired noncovered loans, segregated by class of loans, as of December 31, 2013 are as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment(1)	Interest Income Recognized(2)

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$501	$269	$—	$269	$—
Other commercial real estate	523	350	—	402	—
Total commercial real estate	1,024	619	—	671	—
Commercial & industrial	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—
Residential real estate	869	869	—	883	—
Consumer & other	—	—	—	—	—
Subtotal	1,893	1,488	—	1,554	—
With related allowance recorded:
Construction, land & land development	333	52	26	55	—
Other commercial real estate	179	136	72	907	5
Total commercial real estate	512	188	98	962	5
Commercial & industrial	234	234	117	341	—
Owner-occupied real estate	89	84	42	171	—
Total commercial & industrial	323	318	159	512	—
Residential real estate	389	329	49	412	3
Consumer & other	17	15	8	38	—
Subtotal	1,241	850	314	1,924	8
Total impaired loans	$3,134	$2,338	$314	$3,478	$8
(1) The average recorded investment for troubled debt restructurings was $1.1 million as of December 31, 2013.
(2) The total interest income recognized on troubled debt restructurings was $7,000 as of December 31, 2013.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired noncovered loans, segregated by class of loans, as of December 31, 2012 are as follows (dollars in thousands):

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired noncovered loans, segregated by class of loans, as of December 31, 2011 are as follows (dollars in thousands):

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
(2) There was no interest income recognized on troubled debt restructurings as of December 31, 2011.

The following table presents the recorded investment in noncovered nonaccrual loans by loan class for the periods indicated (dollars in thousands):

	December 31
	2013	2012
Construction, land & land development	$321	$331
Other commercial real estate	486	1,350
Total commercial real estate	807	1,681
Commercial & industrial	234	326
Owner-occupied real estate	84	167
Total commercial & industrial	318	493
Residential real estate	1,125	1,326
Consumer & other	15	33
Total	$2,265	$3,533

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due noncovered loans, by class of loans, as of December 31, 2013 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$57	$275	$332	$250,711	$251,043	$—
Other commercial real estate	—	—	—	550,474	550,474	—
Total commercial real estate	57	275	332	801,185	801,517	—
Commercial & industrial	65	116	181	29,964	30,145	—
Owner-occupied real estate	44	83	127	174,731	174,858	—
Total commercial & industrial	109	199	308	204,695	205,003	—
Residential real estate	207	62	269	66,566	66,835	—
Consumer & other	85	6	91	50,029	50,120	—
Total	$458	$542	$1,000	$1,122,475	$1,123,475	$—

The following table presents an analysis of past due noncovered loans, by class of loans, as of December 31, 2012 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$44	$324	$368	$230,080	$230,448	$—
Other commercial real estate	1,298	763	2,061	455,668	457,729	—
Total commercial real estate	1,342	1,087	2,429	685,748	688,177	—
Commercial & industrial	—	277	277	35,113	35,390	—
Owner-occupied real estate	100	167	267	172,178	172,445	—
Total commercial & industrial	100	444	544	207,291	207,835	—
Residential real estate	81	346	427	42,752	43,179	—
Consumer & other	243	14	257	46,054	46,311	—
Total	$1,766	$1,891	$3,657	$981,845	$985,502	$—

The following table presents an analysis of past due covered loans, by class of loans, as of December 31, 2013 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$1,134	$13,454	$14,588	$20,795	$35,383
Other commercial real estate	3,346	8,541	11,887	55,686	67,573
Total commercial real estate	4,480	21,995	26,475	76,481	102,956
Commercial & industrial	139	587	726	3,545	4,271
Owner-occupied real estate	1,372	9,634	11,006	43,430	54,436
Total commercial & industrial	1,511	10,221	11,732	46,975	58,707
Residential real estate	5,548	7,541	13,089	82,151	95,240
Consumer & other	1	283	284	307	591
Total	$11,540	$40,040	$51,580	$205,914	$257,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due covered loans, by class of loans, as of December 31, 2012 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$1,628	$58,104	$59,732	$21,556	$81,288
Other commercial real estate	7,297	49,505	56,802	82,208	139,010
Total commercial real estate	8,925	107,609	116,534	103,764	220,298
Commercial & industrial	905	4,414	5,319	9,540	14,859
Owner-occupied real estate	7,421	19,288	26,709	59,903	86,612
Total commercial & industrial	8,326	23,702	32,028	69,443	101,471
Residential real estate	10,173	25,319	35,492	106,540	142,032
Consumer & other	10,375	477	10,852	60	10,912
Total	$37,799	$157,107	$194,906	$279,807	$474,713

Asset Quality Grades:

The Company assigns loans into risk categories based on relevant information about the ability of borrowers to pay their debts, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. A loan’s risk grade is assigned at inception based upon the strength of the repayment sources and reassessed periodically throughout the year. Loans over certain dollar thresholds identified as having weaknesses are subject to more frequent review. In addition, the Company’s internal loan review department provides an ongoing, comprehensive, and independent assessment of credit risk within the Company.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of December 31, 2013 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$174,700	$528,649	$28,035	$147,510	$55,447	$49,952	$984,293
Watch	71,225	21,148	1,502	24,017	9,712	106	127,710
OAEM	4,780	191	365	2,540	437	—	8,313
Substandard	338	486	243	791	1,239	55	3,152
Doubtful	—	—	—	—	—	7	7
Total	$251,043	$550,474	$30,145	$174,858	$66,835	$50,120	$1,123,475

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of December 31, 2012 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$157,955	$425,893	$33,097	$154,729	$36,039	$45,901	$853,614
Watch	65,540	28,259	1,789	17,243	5,403	246	118,480
OAEM	6,579	300	30	237	73	26	7,245
Substandard	374	3,277	474	236	1,664	138	6,163
Doubtful	—	—	—	—	—	—	—
Total	$230,448	$457,729	$35,390	$172,445	$43,179	$46,311	$985,502

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

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of December 31, 2013 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$2,833	$7,563	$828	$15,491	$42,507	$239	$69,461
Watch	7,319	14,189	651	9,780	16,221	48	48,208
OAEM	969	15,027	39	6,702	2,473	1	25,211
Substandard	23,717	29,315	2,622	22,463	33,452	300	111,869
Doubtful	545	1,479	131	—	587	3	2,745
Total	$35,383	$67,573	$4,271	$54,436	$95,240	$591	$257,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of December 31, 2012 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$7,219	$20,243	$4,686	$31,824	$58,414	$380	$122,766
Watch	8,482	20,363	1,231	16,633	17,975	159	64,843
OAEM	718	23,121	789	10,063	5,708	8	40,407
Substandard	64,869	75,283	4,045	28,092	54,681	9,960	236,930
Doubtful	—	—	4,108	—	5,254	405	9,767
Total	$81,288	$139,010	$14,859	$86,612	$142,032	$10,912	$474,713

Total noncovered troubled debt restructurings (TDRs) were $947,000 as of December 31, 2013 and $2.2 million at December 31, 2012. Acquired and covered impaired loans modified post-acquisition are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

The table below details the noncovered TDRs occurring during the years ending December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Construction, land & land development	—	$—	$—	1	$7	$7
Other commercial real estate	—	—	—	1	1,182	1,182
Total commercial real estate	—	—	—	2	1,189	1,189
Commercial & industrial	—	—	—	1	5	5
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	—	—	—	1	5	5
Residential real estate	—	—	—	2	977	977
Consumer & Other	—	—	—	—	—	—
Total Loans	—	$—	$—	5	$2,171	$2,171

During the year ending December 31, 2013, there were no noncovered loans modified under the terms of a TDR. During the year ended December 31, 2012, modifications of noncovered loans under the terms of a TDR included reductions in the stated interest rate and timing of required periodic payments.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the noncovered TDRs that subsequently defaulted within twelve months of modification during the years ending December 31, 2013 and 2012 (dollars in thousands):

	For the Years Ended December 31
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted
Construction, land & land development	—	$—	—	$—
Other commercial real estate	—	—	1	260
Total commercial real estate	—	—	1	260
Commercial & industrial	—	—	—	—
Owner-occupied real estate	—	—	—	—
Total commercial & industrial	—	—	—	—
Residential real estate	—	—	—	—
Consumer & Other	—	—	—	—
Total Loans	—	$—	1	$260

During the year ended December 31, 2013, there were no noncovered TDRs that subsequently defaulted within twelve months of their modification date. During the year ended December 31, 2012, there was one noncovered TDR totaling $260,000 that subsequently defaulted within twelve months of its modification date.

The Company allocated $14,000 and $330,000 to the noncovered allowance for loan losses for identified TDRs as of December 31, 2013 and 2012, respectively. The Company had no unfunded commitment obligation to lend to a customer that had undergone a troubled debt restructuring as of December 31, 2013 and 2012.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Other Real Estate Owned

The following is a summary of transactions in other real estate owned not covered by loss share agreements (noncovered) and covered under loss share agreements with the FDIC (covered) (dollars in thousands):

	December 31
Noncovered other real estate owned	2013	2012
Balance, beginning of period	$1,115	$1,210
Other real estate acquired through foreclosure of loans receivable	1,145	738
Former bank premises real estate owned	796	—
Other real estate sold	(1,721)	(710)
Write down of other real estate	(370)	(123)
Balance, end of period	$965	$1,115

	December 31
Covered other real estate owned	2013	2012
Balance, beginning of period	$45,062	$84,496
Other real estate acquired through foreclosure of loans receivable	96,683	66,774
Other real estate sold	(75,188)	(86,353)
Write down of other real estate	(20,335)	(19,855)
Balance, end of period	$46,222	$45,062

Note 7: Premises and Equipment

Premises and equipment are summarized as follows (dollars in thousands):

	December 31
	2013	2012
Land	$9,057	$9,545
Buildings and improvements	20,122	21,048
Furniture, fixtures, and equipment	11,986	10,771
Construction in progress	996	242
	42,161	41,606
Less accumulated depreciation	8,843	6,242
	$33,318	$35,364

Depreciation expense for premises and equipment for the years ended December 31, 2013, 2012, and 2011 was $2.9 million, $3.0 million, and $2.2 million, respectively.

Leases

The Company has various operating leases on banking locations with lease terms that range up to 10 years. These noncancelable operating leases are subject to renewal options and some leases provide for periodic rate adjustments according to the terms of the agreements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments under all noncancelable operating leases with terms of one year or more, excluding any renewal options, are as follows (dollars in thousands):

2014	$2,790
2015	2,666
2016	2,573
2017	2,641
2018	2,544
Thereafter	10,269
Total (1)	$23,483
(1) The total future minimum lease commitments have not been reduced by minimum sublease rentals of $4.8 million due in the future from noncancelable subleases.

Rent expense for the years ended December 31, 2013, 2012, and 2011 was $2.8 million, $2.6 million and $2.4 million, respectively, and was included in occupancy expense on the Company's consolidated statements of income.

Note 8: Goodwill and Other Intangibles

Changes to the carrying amounts of goodwill and identifiable intangible assets are presented in the table below (dollars in thousands):

	December 31
	2013	2012
Goodwill, balance beginning of year	$10,381	$6,562
Altera Payroll, Inc. acquisition	—	3,819
Goodwill, end of year	10,381	10,381
Core deposit and other intangibles, balance at beginning of year	6,297	3,962
Altera Payroll, Inc. acquisition	—	2,335
Less: accumulated amortization	(4,311)	(3,109)
Intangibles, end of year	1,986	3,188
Total goodwill and intangibles, end of year	$12,367	$13,569

Amortization expense of $1.2 million, $1.0 million, and $948,000 was recorded on total intangibles for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company evaluates goodwill for impairment on at least an annual basis and more frequently if an event occurs or circumstances indicate carrying value exceeds fair value. At December 31, 2013, the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded carrying value. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Amortization expense for core deposit and other intangibles for the next five years is expected to be as follows (dollars in thousands):

2014	$621
2015	537
2016	459
2017	369
2018	—
Total	$1,986

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9: FDIC Receivable for Loss Share Agreements

The FDIC receivable for loss share agreements is measured separately from the related covered assets. The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned for the periods indicated (dollars in thousands):

	December 31
	2013	2012
FDIC receivable for loss share agreements at beginning of period	$355,325	$528,499
Provision for loan losses attributable to FDIC for loss share agreements	(30,188)	40,556
Wires received	(125,960)	(222,180)
Net charge-offs, write-downs and other losses	(22,706)	20,777
Amortization	(87,884)	(32,569)
External expenses qualifying under loss share agreements	14,573	20,242
Balance, end of period	$103,160	$355,325

At December 31, 2013, the Company estimated that $16.6 million was due from the FDIC for claims that have been submitted.

Changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned allocated by acquired bank are presented in the following table as of the dates indicated (dollars in thousands):

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
	Security Bank							Total
December 31, 2013
FDIC receivable for loss share agreements at beginning of period	$136,333	$82,613	$5,395	$12,349	$54,230	$31,273	$33,132	$355,325
Provision for loan losses attributable to FDIC for loss share agreements	(16,617)	(9,285)	(891)	1,433	(7,388)	3,109	(549)	(30,188)
Wires received	(47,036)	(34,353)	(2,278)	(2,383)	(13,661)	(16,087)	(10,162)	(125,960)
Net charge-offs, write-downs and other losses	(3,161)	(10,801)	(1,581)	(50)	(3,432)	672	(4,353)	(22,706)
Amortization	(39,366)	(7,780)	(517)	(6,874)	(13,643)	(7,664)	(12,040)	(87,884)
External expenses qualifying under loss share agreements	8,042	2,055	385	102	1,810	1,503	676	14,573
Balance, end of period	$38,195	$22,449	$513	$4,577	$17,916	$12,806	$6,704	$103,160

		Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank
	Security Bank							Total
December 31, 2012
FDIC receivable for loss share agreements at beginning of period	$201,187	$121,771	$8,341	$10,310	$71,393	$67,011	$48,486	$528,499
Provision for loan losses attributable to FDIC for loss share agreements	19,796	14,344	1,105	1,507	1,637	431	1,736	40,556
Wires received	(84,620)	(58,764)	(5,083)	(3,282)	(13,563)	(35,178)	(21,690)	(222,180)
Net charge-offs, write-downs and other losses	4,214	16,129	(208)	5,527	(8,489)	(103)	3,707	20,777
Amortization	(13,324)	(17,549)	518	(1,662)	1,453	(1,745)	(260)	(32,569)
External expenses qualifying under loss share agreements	9,080	6,682	722	(51)	1,799	857	1,153	20,242
Balance, end of period	$136,333	$82,613	$5,395	$12,349	$54,230	$31,273	$33,132	$355,325

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Deposits

Deposits are summarized as follows (dollars in thousands):

	December 31
	2013	2012
Noninterest-bearing demand deposits	$468,138	$387,450
Interest-bearing transaction accounts	367,983	355,651
Savings and money market deposits	892,136	949,631
Time deposits less than $100,000	168,611	201,934
Time deposits $100,000 or greater	124,827	147,087
Brokered and wholesale time deposits	106,630	106,683
Total deposits	$2,128,325	$2,148,436
At December 31, 2013 and 2012, $308,000 and $350,000, respectively, in overdrawn deposit accounts were reclassified as loans. No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2013 and 2012.

The scheduled maturities of time deposits at December 31, 2013 are as follows (dollars in thousands):

2014	$256,416
2015	72,658
2016	45,881
2017	14,906
2018	10,207
$400,068

The Company had brokered deposits of $70.7 million and $70.9 million at December 31, 2013 and 2012. The scheduled maturities of brokered deposits at December 31, 2013 and their weighted average costs are as follows (dollars in thousands):

	Balance	Average Cost
2014	$8,125.68%
2015	17,998.81%
2016	26,541	1.05%
2017	10,000	1.31%
2018	8,000	1.45%
	$70,664	1.03%

Note 11: Securities Sold Under Repurchase Agreements

Retail repurchase agreements, defined as securities sold under repurchase agreements from our customers, totaled $1.2 million and $4.8 million as of December 31, 2013 and 2012, respectively. These retail repurchase agreements are secured short term borrowings from customers, which may be drawn on demand. The agreements bear interest rates determined by the Company. The weighted average rate of the outstanding agreements was .10% at December 31, 2013 and 2012. The Company had pledged securities with an approximate market value of $2.5 million and $7.7 million as collateral at December 31, 2013 and 2012, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Notes Payable

The Company has several participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitles the Company to receive principal and interest payments before other participating interest holders. Given the participations sold do not qualify as participating interests, they do not qualify for sale treatment in accordance with generally accepted accounting principles. As a result, the Company recorded the transactions as secured borrowings. At December 31, 2013, the balance of the secured borrowings was $5.7 million, an increase of approximately $3.2 million from December 31, 2012. The loans are recorded at their gross balances outstanding in noncovered loans on the consolidated balance sheet.

Note 13: Derivative Instruments and Hedging Activities

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

The table below presents the fair value of the Company's derivative financial instruments (dollars in thousands):

	Derivatives designated as hedging instruments
	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other assets	$8,087	Other assets	$53	Other liabilities	$764	Other liabilities	$2,605
Total derivatives designated as hedging instruments		$8,087		$53		$764		$2,605

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the effects of offsetting the Company's derivative financial instruments (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
December 31, 2013				Financial Instruments	Collateral Received/Posted
Offsetting Derivative Assets
Derivatives	$8,087	$—	$8,087	$(764)	$(6,560)	$763
Total	$8,087	$—	$8,087	$(764)	$(6,560)	$763

Offsetting Derivative Liabilities
Derivatives	$764	$—	$764	$(764)	$—	$—
Total	$764	$—	$764	$(764)	$—	$—

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
December 31, 2012				Financial Instruments	Collateral Received/Posted
Offsetting Derivative Assets
Derivatives	$53	$—	$53	$(25)	$—	$28
Total	$53	$—	$53	$(25)	$—	$28

Offsetting Derivative Liabilities
Derivatives	$2,605	$—	$2,605	$(25)	$(1,937)	$643
Total	$2,605	$—	$2,605	$(25)	$(1,937)	$643

The Company uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2013, the Company had 75 interest rate swaps with an aggregate notional amount of $152.0 million that were designated as fair value hedges associated with the Company's fixed rate loan program.

Interest rate caps, designated as cash flow hedges, involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's current cash flow hedges are for the purpose of capping the interest rate paid on variable rate liabilities which protect the company in a rising rate environment. The caps were purchased during the first quarter of 2013, have a five-year life and notional value of $200.0 million. The Company had no active derivative contracts outstanding at December 31, 2012 that were designated as cash flow hedges.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash outflows associated with existing liabilities. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedge during the year ended December 31, 2013.

Amounts reported in accumulated other comprehensive income (AOCI) related to derivatives will be reclassified to interest expense as interest payments are received on the Company's cash flow hedge. During the next twelve months, the Company estimates that $259,000 will be reclassified as a decrease to net interest income.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2013, 2012, and 2011, the Company recognized net gains (losses) of $840,000, $(165,000), and $(550,000), respectively, related to hedge ineffectiveness of the fair value hedging relationships. The Company also recognized a net reduction in interest income of $1.5 million, $698,000, and $189,000 for the years ended December 31, 2013, 2012, and 2011, respectively, related to the Company's fair value hedges, which include net settlements on the derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of a net gain (loss) of $125,000 and $(8,000) in noninterest income for the years ended December 31, 2013 and 2012, respectively, related to the unamortized basis in the hedged items. The Company did not recognize a gain or loss in 2011 as there were no early terminations.

The table below presents the effect of the Company's derivatives in fair value hedging relationships (dollars in thousands):

	Amount of gain/(loss) recognized in income on derivative			Amount of gain/(loss) recognized in income on hedged item
	December 31			December 31
	2013	2012	2011	2013	2012	2011
Interest rate products
Noninterest income	$4,568	$(1,546)	$(1,021)	$(3,728)	$1,381	$471
Total	$4,568	$(1,546)	$(1,021)	$(3,728)	$1,381	$471

The table below presents the effect of the Company's derivatives in cash flow hedging relationships (dollars in thousands):

	Amount of gain/(loss) recognized in AOCI on derivative (effective portion)			Amount of gain/(loss) reclassified from AOCI into income (effective portion)
	December 31			December 31
	2013	2012	2011	2013	2012	2011
Interest rate products
Interest expense	$848	$—	$—	$40	$—	$—
Total	$848	$—	$—	$40	$—	$—

Credit-risk-related Contingent Features

The Company manages credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of December 31, 2013, there were no derivatives in a net liability position.

The Company’s agreements with its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Other Assets, Other Liabilities and Accrued Expenses

The more significant components of other assets outstanding were as follows (dollars in thousands):

	December 31
Other Assets	2013	2012
Cash surrender value of life insurance	$40,145	$38,791
Derivative financial instruments	8,087	53
Accrued income tax receivable	7,737	7,611
Federal Home Loan Bank stock	3,195	4,120
Other prepaid expenses	3,048	2,823
Accrued interest receivable	2,935	5,292
Prepaid FDIC insurance assessments	—	4,086
Miscellaneous receivables and other assets	5,928	5,535
Total other assets	$71,075	$68,311

The more significant components of other liabilities and accrued expenses outstanding were as follows (dollars in thousands):

	December 31
Other Liabilities and Accrued Expenses	2013	2012
Deferred tax liability	12,347	$60,809
Accrued incentive compensation	6,626	5,854
Accrued lease expense	3,192	2,026
Accrued severance expense	1,165	—
Accrued professional fees	885	604
Accrued interest payable	865	978
Derivative financial instruments	764	2,605
Miscellaneous payables and accrued expenses	2,455	2,228
Total accrued expenses and other liabilities	$28,299	$75,104
Note 15: Stock Warrants

The Company has outstanding warrants purchased by executive officers, directors and certain members of senior management. Warrant holders have the right to purchase one share of the Company's common stock at strike prices ranging from $5.00 to $12.00 per share through the ten-year contractual period. The warrants were fully exercisable as of the purchase date; however, they were subject to repurchase agreements should the holder leave his or her employment or role as a director. The repurchase was at the Company's option ranging from a price of $2.00 to $2.32 per warrant depending on the specific warrant agreement as well as $12.00 per share for exercised warrants. If the warrant holder exercised the warrant for shares within the repurchase period, the common stock issued was subject to repurchase until the agreement expired. The repurchase option expired three years from the date of each agreement; therefore, subsequent to November 30, 2013, no remaining unexercised or exercised warrants were subject to repurchase. During 2013 and 2012, there was no new warrant activity and the repurchases during those periods were for unexercised warrants.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the activity related to stock warrants:

	December 31
	2013		2012
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding warrants at beginning of year	2,640,283	$9.84	2,686,827	$9.85
Issued	—	$—	—	$—
Exercised	(15,000)	$10.00	(19,999)	$10.10
Repurchased	(1,459)	$11.21	(26,545)	$10.30
Outstanding warrants at end of year	2,623,824	$9.84	2,640,283	$9.84

Note 16: Share-Based Compensation

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

Stock Option Awards

Option awards are granted with an exercise price equal to or greater than the market price of the Company's common stock at the date of grant. The options include a vesting period, usually three years, and a ten-year contractual period. Certain option grants provide for accelerated vesting if there is a change in control of the Company or certain other conditions are met, as defined in the Plan document. The Company shall, at all times during the term of the Plan, retain as authorized and unissued shares in the Company's treasury, at least the number of shares required to satisfy option exercises. Currently, the Company has a sufficient number of shares allocated to satisfy expected share option exercises.

During 2013, the Company's Board of Directors approved the accelerated vesting of an aggregate of 28,918 unvested stock options upon the retirement of the award holders. The accelerated vesting triggered a modification to the award agreements, the original grants were forfeited and additional grants were awarded based on the new vesting terms. The additional grants awarded were done so at the same exercise price as the original grants. The fair value of each option award is estimated as of the grant date using the Black-Scholes option-pricing model. The significant assumptions made and resulting grant-date fair values in utilizing the option-pricing model are noted in the following table.

	Years Ended December 31,
	2013	2012	2011
Expected volatility	28.6%	—%	54.9%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	.5%	—%	1.4%
Expected term (in years)	2.50	—	6.50
Weighted-average grant-date fair value	$3.48	$—	$7.74

The 2013 expected volatility, used for the modification of the agreements, is based on the average historical volatility of the Company's stock price. The 2011 expected volatility, used for the original terms of the agreements, is based on the peer group population's stock price. The expected dividend yield is estimated using the current annual dividend level and most recent stock price of the Company’s common stock at the date of grant. The risk-free interest rate is determined by using the U.S. Treasury rate for the expected life at the time of grant. The expected term represents the period of time that the stock options granted are expected to be outstanding.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense related to stock options of $14,000, $69,000 and $17,000, respectively, in the Company's consolidated statements of income. The total recognized tax benefit related to the share-based compensation was $5,000, $24,000 and $6,000 for 2013, 2012 and 2011, respectively. The amount of compensation expense was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. There was no unrecognized compensation cost related to stock options as of December 31, 2013 as all options were vested.

The following table represents a summary of the activity related to stock options:

	December 31, 2013
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding options at beginning of year	28,918	$14.37	—	—
Granted	28,918	14.37	—	—
Exercised	—	—	—	—
Forfeited or expired	(28,918)	14.37	—	—
Outstanding options at end of year	28,918	$14.37	7.65	$110
Fully vested and exercisable at end of year	28,918	$14.37	7.65	$110

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on changes in the market value of the Company’s stock.

Restricted Stock Awards

The Company issued restricted stock to certain officers under the Plan. The Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends, if applicable, and have the right to vote the shares. The fair value of the restricted stock shares awarded under the Plan is recorded as unearned share-based compensation. The unearned compensation related to these awards is amortized to compensation expense over the vesting period, generally three to five years. The total share-based compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. During 2013, the Company's Board of Directors approved the accelerated vesting of an aggregate of 14,700 shares of restricted stock upon the retirement of the award holders. The accelerated vesting triggered a modification to 12,700 awards, which required a forfeiture and reissuance of the awards at a new fair value. The fair value was calculated using the Company's stock price on the reissue date.

Compensation expense recognized in the Company's consolidated statements of income for restricted stock was $1,307,000, $710,000 and $171,000 at December 31, 2013, 2012 and 2011, respectively. The total recognized tax benefit related to the share-based compensation was $444,000, $251,000 and $61,000 for 2013, 2012 and 2011, respectively. Total unrecognized compensation cost related to nonvested share-based compensation was $3.2 million at December 31, 2013 and is expected to be recognized over a weighted-average period of 3.4 years.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a summary of the non-vested restricted stock award activity:

	December 31, 2013
	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of year	279,155	$15.37
Granted	181,814	16.33
Forfeited	(8,000)	15.04
Earned and issued	(21,700)	16.01
Balance, end of year	431,269	$15.81

Restricted stock awards of 181,814 shares, 174,000 shares, and 109,655 shares, respectively, were granted during 2013, 2012, and 2011 with a weighted-average grant date fair value of $16.33, $16.31 and $13.87, respectively.

Note 17: Employee Benefit Plan

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "401(k) Plan”) that covers substantially all employees meeting certain eligibility requirements. The 401(k) Plan allows employees to make pre-tax or Roth after-tax salary deferrals to the 401(k) Plan and the Company matches these employee contributions on a discretionary basis equal to a uniform percentage of the salary deferrals. During 2013, 2012 and 2011, the Company matched employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to 401(k) Plan and regulatory limits. Effective January 1, 2013, participants receive matching contributions the first quarter after completing three months of service and matching contributions made after January 1, 2013 are fully vested, regardless of years of service. In 2012 and 2011, participants received matching contributions after completing one year of service and matching contributions made during those years begin vesting after one year of service and are fully vested after five years of service. Compensation expense related to the 401(k) Plan totaled $1.6 million, $1.4 million, and $1.1 million in 2013, 2012 and 2011, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18: Regulatory Matters

Regulatory Capital Requirements

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

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Company and the Bank.

At December 31, 2013 and 2012, the Company and the Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be well-capitalized, the Company and the Bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events that have occurred subsequent to year-end that would change the Company and the Bank's classification from well-capitalized. The Company's and the Bank's actual ratios for the periods indicated are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	$438,670	29.11%	$120,549	8.00%	$150,686	10.00%
Bank	$381,230	25.32%	$120,463	8.00%	$150,578	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$419,646	27.85%	$60,274	4.00%	$90,412	6.00%
Bank	$362,219	24.06%	$60,231	4.00%	$90,347	6.00%
Tier I Capital to Average Assets
Consolidated	$419,646	16.55%	$101,429	4.00%	$—	N/A
Bank	$362,219	14.28%	$101,438	4.00%	$126,797	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital to Risk-Weighted Assets
Consolidated	$426,213	30.54%	$111,638	8.00%	$139,547	10.00%
Bank	$390,402	27.98%	$111,637	8.00%	$139,546	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$408,119	29.25%	$55,819	4.00%	$83,728	6.00%
Bank	$372,308	26.68%	$55,818	4.00%	$83,728	6.00%
Tier I Capital to Average Assets
Consolidated	$408,119	15.49%	$105,356	4.00%	$—	N/A
Bank	$372,308	14.14%	$105,349	4.00%	$131,686	5.00%

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and the Bank entered into a Capital Maintenance Agreement with the FDIC that terminated on December 31, 2013. Under the terms of the Capital Maintenance Agreement, the Bank was required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time the Bank's leverage ratio fell below 10%, or its risk-based capital ratio fell below 12%, the Company would have been required to immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Bank was in compliance with the Capital Maintenance Agreement at December 31, 2013 and 2012. The Company and the Bank have agreed with the FDIC to enter into a new Capital Maintenance Agreement, which will require the Bank to maintain the same capital requirements as the prior Capital Maintenance Agreement, through July 2016.

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from the Bank have been the primary source of funds available for the declaration and payment of dividends to the Company's common shareholders.

Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute without prior regulatory approval. As of December 31, 2013, the Bank had no dividend capacity to pay dividends to the Company without prior regulatory approval.

At December 31, 2013, the Company had $56.4 million in cash and due from bank accounts, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. On March 19, 2013, June 18, 2013, September 17, 2013, and December 17, 2013, the Company paid a cash dividend of $.03 per common share to the Company's shareholders.

Other Regulatory Matters

At December 31, 2013 and 2012, the Company had required reserve balances at the Federal Reserve Bank of $76.4 million and $66.2 million, respectively.

Note 19: Commitments and Contingent Liabilities

In order to meet the financing needs of its customers, the Company maintains financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit; and involve, to varying degrees, elements of credit, interest rate and/or liquidity risk. Such financial instruments are recorded when they are funded and the related fees are generally recognized when collected.

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	December 31
	2013	2012
Commitments to extend credit:
Fixed	$9,848	$8,188
Variable	290,079	248,310
Financial standby letters of credit:
Fixed	379	437
Variable	1,274	1,399
Total	$301,580	$258,334

The fixed rate loan commitments have maturities ranging from 1 month to 9 years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Note 20: Fair Value

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the years ended December 31, 2013 and 2012, there were no transfers between levels.

Financial Assets and Financial Liabilities Measured on a Recurring Basis:

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At December 31, 2013, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities and equity securities. The fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$761	$80,350	$—	$81,111
States and political subdivisions	—	9,367	—	9,367
Residential mortgage-backed securities—nonagency	—	117,647	—	117,647
Residential mortgage-backed securities—agency	—	82,588	—	82,588
Collateralized mortgage and loan obligations	—	96,278	—	96,278
Equity securities	57	—	—	57
Derivative financial instruments	—	8,087	—	8,087
Total recurring assets at fair value	$818	$394,317	$—	$395,135

Liabilities:
Derivative financial instruments	$—	$764	$—	$764
Total recurring liabilities at fair value	$—	$764	$—	$764

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

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

Financial Assets Measured on a Nonrecurring Basis

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of cost or fair value. The fair values of mortgage loans held for sale are measured on a nonrecurring basis. Estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans.

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Impaired noncovered loans	$—	$—	$2,024	$2,024
Mortgage loans held for sale	—	897	—	897
Total nonrecurring assets at fair value	$—	$897	$2,024	$2,921

December 31, 2012
Impaired noncovered loans	$—	$—	$3,456	$3,456
Mortgage loans held for sale	—	4,853	—	4,853
Total nonrecurring assets at fair value	$—	$4,853	$3,456	$8,309

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $2.3 million with a valuation allowance of $303,000 at December 31, 2013. The Company also had one loan classified as a troubled debt restructuring that was not collateral dependent at December 31, 2013 with a principal balance of $73,000. The fair value of the troubled debt restructuring was measured by discounting expected future cash flows at the effective interest rates, or the original contractual loan rate, resulting in a valuation allowance totaling $11,000.

Noncovered impaired collateral dependent loans that are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $3.5 million with a valuation allowance of $1.1 million at December 31, 2012. The Company also had two loans that were classified as troubled debt restructurings that were not collateral dependent at December 31, 2012 with principal balances totaling $1.3 million. The fair values of the troubled debt restructurings were measured by discounting expected future cash flows at the effective interest rate, or the original contractual loan rate, resulting in valuation allowances totaling $189,000.

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

The following table presents the fair value measurements of nonfinancial assets measured at fair value on a nonrecurring basis for the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013
Other Real Estate Owned:
Not covered by loss share agreements	$—	$980	$—	$980
Covered by loss share agreements	—	—	55,982	55,982
Total other real estate owned	$—	$980	$55,982	$56,962
December 31, 2012
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$1,200	$1,200
Covered by loss share agreements	—	—	51,765	51,765
Total other real estate owned	$—	$—	$52,965	$52,965

Other real estate owned (OREO) includes real property that has been acquired in satisfaction of loans receivable, noncovered and covered, and bank premises formerly, but no longer, used for a specific business purpose. Property acquired in satisfaction of loans receivable, consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan losses at the time of foreclosure. For acquired OREO, the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. Bank premises are transferred at the lower of carrying value or fair value, less estimated selling costs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statement of financial condition (dollars in thousands):

	December 31, 2013	December 31, 2012
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$980	$1,200
Estimated selling costs and other adjustments	(15)	(85)
Other real estate owned	$965	$1,115

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$55,982	$51,765
Estimated selling costs and other adjustments	(9,760)	(6,703)
Other real estate owned	$46,222	$45,062

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Noncovered impaired loans - collateral dependent	$1,962	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (13%)
Noncovered impaired loans - noncollateral dependent	$62	Internal Valuation	Management discount for property type and recent market volatility	0% - 15% (15%)
Covered other real estate owned	$55,982	Third party appraisal	Management discount for property type and recent market volatility	0% - 84% (39%)

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Noncovered impaired loans - collateral dependent	$2,386	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (32%)
Noncovered impaired loans - noncollateral dependent	$1,070	Internal Valuation	Management discount for property type and recent market volatility	0% - 15% (15%)
Noncovered other real estate owned	$1,200	Third party appraisal	Management discount for property type and recent market volatility	0% - 43% (18%)
Covered other real estate owned	$51,765	Third party appraisal	Management discount for property type and recent market volatility	0% - 71% (48%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2013 and 2012.

		December 31, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$598,749	$598,749	$443,457	$443,457
Investment securities available-for-sale	Levels 1 & 2	387,048	387,048	303,901	303,901
Mortgage loans held for sale	Level 2	897	900	4,853	4,853
Net loans	Level 3	1,346,904	1,396,958	1,390,077	1,408,634
Other real estate owned	Level 3	47,187	56,962	46,177	52,965
FDIC receivable for loss share agreements, net	Level 3	103,160	53,813	355,325	336,497
Derivative financial instruments	Level 2	8,087	8,087	53	53
Accrued interest receivable	Level 2	2,935	2,935	5,292	5,292
Federal Home Loan Bank stock	Level 3	3,195	3,195	4,120	4,120
Liabilities:
Deposits	Level 2	$2,128,325	$2,128,611	$2,148,436	$2,149,187
Securities sold under agreements to repurchase	Level 2	1,216	1,216	4,755	4,755
Notes payable	Level 2	5,682	5,682	2,523	2,523
Derivative financial instruments	Level 2	764	764	2,605	2,605
Accrued interest payable	Level 2	865	865	978	978

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

Federal Home Loan Bank stock

Federal Home Loan Bank stock, classified as a restricted equity security, is considered a Level 3 asset as little or no market activity exists for the security; therefore, the security's value is not market observable and is carried at original cost basis as cost approximates fair value.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing deposits, and savings and money market deposits, is equal to the amount payable on demand. The fair value of time deposits is estimated by discounting the cash flows based on the maturity date. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21: Income Taxes

The components of income tax expense were as follows (dollars in thousands):

	Years Ended December 31
	2013	2012	2011
Current tax provision:
Federal	$46,180	$20,726	$(17,638)
State	4,784	582	(1,271)
	50,964	21,308	(18,909)
Deferred tax provision:
Federal	(39,709)	(8,877)	39,459
State	(4,688)	(9)	2,978
	(44,397)	(8,886)	42,437
Total income tax provision	$6,567	$12,422	$23,528

Income tax expense differed from amounts computed by applying the Federal statutory rate of 35% to income before income taxes due to the following factors (dollars in thousands):

	Years Ended December 31
	2013	2012	2011
Statutory Federal income taxes	$6,760	$12,307	$23,287
State taxes, net of federal benefit	62	372	1,109
Tax-exempt interest	(247)	(143)	(101)
Bank-owned life insurance income	(474)	(489)	(498)
Other	466	375	(269)
Actual income taxes	$6,567	$12,422	$23,528

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax liability included in other liabilities in the accompanying consolidated statement of financial condition are as follows (dollars in thousands):

	December 31
	2013	2012
Deferred tax assets
Estimated loss on acquired assets	$30,328	$97,751
Allowance for loan losses	13,176	27,284
Net operating losses and credit carryforward	7	1,755
Other real estate owned	8	2,012
Other	5,833	1,165
Total deferred tax assets	49,352	129,967
Deferred tax liabilities
FDIC loss share receivable	(39,901)	(143,124)
Deferred gain on FDIC assisted transactions	(12,985)	(32,001)
Premises and equipment	(1,477)	(6,779)
Intangible asset basis difference	(3,364)	(3,630)
Unrealized gains on securities available-for-sale	(2,327)	(4,592)
Unrealized gains on cash flow hedges	(457)	—
Other	(1,188)	(650)
	(61,699)	(190,776)
Net Deferred Tax Liability	$(12,347)	$(60,809)

At December 31, 2013 and 2012, the Company had Federal and State tax net operating loss carryforwards of approximately $180,000 and $600,000, respectively, available to offset future taxable income. These loss carryforwards can be deducted against taxable income during the carryforward period. These loss carryforwards expire at the beginning of 2030. Currently, tax years 2012 to present are open for examination by Federal and State taxing authorities.

Note 22: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Years Ended December 31
	2013	2012	2011
Net Income	$12,747	$22,742	$43,006
Denominator:
Weighted average common shares outstanding	31,978,844	31,696,358	31,611,303
Weighted average dilutive grants	1,311,721	1,193,916	1,011,753
Weighted average common shares outstanding including dilutive grants	33,290,565	32,890,274	32,623,056

Net Income per share:
Basic	$.40	$.72	$1.36
Diluted	$.38	$.69	$1.32

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

The components of AOCI and changes in those components are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Total
December 31, 2013
Balance, beginning of period	$8,528	$—	$8,528
Other comprehensive income (loss) before income taxes:
Net change in unrealized (losses) gains	(5,389)	1,304	(4,085)
Reclassification adjustment for gains realized and included in earnings	(1,081)	—	(1,081)
Income tax (benefit) expense	(2,265)	457	(1,808)
Balance, end of period	$4,323	$847	$5,170

December 31, 2012
Balance, beginning of period	$(2,677)	$—	$(2,677)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains	17,663	—	17,663
Reclassification adjustment for gains realized and included in earnings	(318)	—	(318)
Income tax expense	6,140	—	6,140
Balance, end of period	$8,528	$—	$8,528

December 31, 2011
Balance, beginning of period	$2,517	$—	$2,517
Other comprehensive income (loss) before income taxes:
Net change in unrealized losses	(8,094)	—	(8,094)
Reclassification adjustment for losses realized and included in earnings	54	—	54
Income tax benefit	(2,846)	—	(2,846)
Balance, end of period	$(2,677)	$—	$(2,677)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24: Condensed Financial Information of State Bank Financial Corporation (Parent Company Only)

Condensed Statements of Financial Condition
(Dollars in thousands)

	December 31
	2013	2012
Assets
Cash and due from banks	$56,365	$35,049
Investment in subsidiary	379,756	394,406
Other assets	1,062	761
Total assets	437,183	430,216
Liabilities
Other liabilities	—	—
Total liabilities	—	—
Shareholders' equity	437,183	430,216
Total liabilities and shareholders' equity	$437,183	$430,216

Condensed Statements of Income
(Dollars in thousands)

	Years Ended December 31
	2013	2012	2011
Dividends from subsidiary	25,000	21,503	15,000
Other operating expense	1,456	1,064	859
Income before income tax benefit and equity in undistributed net income of subsidiary	23,544	20,439	14,141
Income tax benefit	(495)	(371)	(304)
Income before equity in undistributed net income of subsidiary	24,039	20,810	14,445
Equity in earnings of subsidiary (less than) greater than dividends received	(11,292)	1,932	28,561
Net income	$12,747	$22,742	$43,006

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net income	$12,747	$22,742	$43,006
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Undistributed earnings of subsidiary less than (greater than) dividends received	11,292	(1,932)	(28,561)
Share-based compensation expense	1,321	779	188
Other, net	(301)	(561)	(86)
Net cash provided by operating activities	25,059	21,028	14,547
Cash flows from financing activities:
Issuance of common stock	100	167	—
Repurchase of stock warrants	(3)	(55)	(55)
Dividends paid	(3,840)	(1,910)	—
Net cash used in financing activities	(3,743)	(1,798)	(55)
Net increase in cash and cash equivalents	21,316	19,230	14,492
Cash and cash equivalents, beginning	35,049	15,819	1,327
Cash and cash equivalents, ending	$56,365	$35,049	$15,819

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

Management's Report on Internal Control Over Financial Reporting

      Management's Report on Internal Control Over Financial Reporting is set forth on page 71 of this Annual Report of Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

       There was no change in our internal control over financial reporting during our fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Second Amendment to Employment Agreement dated November 5, 2010 by and among Kim M. Childers and State Bank and Trust Company (incorporated by reference to Exhibit 10.13 of Amendment No. 4 to our registration statement on Form 10 filed on December 14, 2010)

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

10.20	*
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

10.24	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on September 21, 2012)

10.25	*	Summary of Director Compensation

10.26	*
Employment Agreement dated March 15, 2013 by and among J. Thomas Wiley, Jr. and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on March 15, 2013)

10.27	*
Fourth Amendment to Employment Agreement dated March 15, 2013 by and among Kim M. Childers and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 15, 2013)

10.28	*
Separation Agreement dated March 15, 2013 by and among Thomas L. Callicutt, Jr. and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 15, 2013)

10.29	*
Third Amendment to Employment Agreement dated March 15, 2013 by and among Stephen W. Doughty and State Bank and Trust Company (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 15, 2013)

10.30	*	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 9, 2013)

10.31	*	Form of Restricted Stock Agreement of Thomas L. Callicutt, Jr. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 29, 2013)

10.32	*	Executive Officer Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 29, 2013)

10.33	*	First Amendment to State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan

21.1		Subsidiaries of State Bank Financial Corporation

23.1		Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained on the signature page hereof)

31.1		Rule 13a-14(a) Certification of the Chief Executive Officer

31.2		Rule 13a-14(a) Certification of the Chief Financial Officer

32.1		Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date:	March 14, 2014	By:	/s/ Joseph W. Evans
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

Signature	Title	Date

/s/ James R. Balkcom, Jr.	Director	March 14, 2014
James R. Balkcom, Jr.

/s/ Kelly H. Barrett	Director	March 14, 2014
Kelly H. Barrett

/s/ Archie L. Bransford, Jr.	Director	March 14, 2014
Archie L. Bransford, Jr.

/s/ Thomas L. Callicutt, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014
Thomas L. Callicutt, Jr.

/s/ Kim M. Childers	Executive Risk Officer, Vice Chairman and Director	March 14, 2014
Kim M. Childers

/s/ Ann Q. Curry	Director	March 14, 2014
Ann Q. Curry

/s/ Joseph W. Evans	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014
Joseph W. Evans

/s/ Virginia A. Hepner	Director	March 14, 2014
Virgina A. Hepner

/s/ John D. Houser	Director	March 14, 2014
John D. Houser

/s/ Major General Robert H. McMahon	Director	March 14, 2014
Major General Robert H. McMahon

/s/ J. Daniel Speight, Jr.	Chief Operating Officer, Vice Chairman and Director	March 14, 2014
J. Daniel Speight, Jr.

/s/ J. Thomas Wiley, Jr.	President, Vice Chairman and Director	March 14, 2014
J. Thomas Wiley, Jr.

Exhibit List

10.25	Summary of Director Compensation
10.33	First Amendment to State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
24.1	Power of Attorney (contained on the signature page hereof)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL); (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.