Form 10-Q
period 2014-03-31
STATE BANK FINANCIAL CORP
filed 2014-05-09
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock, as of May 9, 2014 was 32,123,645

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our projected growth, our anticipated acquisitions, including our pending acquisition of Atlanta Bancorporation, Inc., our anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including projections of future amortization and accretion, the impact of the expiration of loss share agreements, anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

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

•	the general decline in the real estate and lending markets, particularly in our market areas, may continue to negatively affect our financial results;

•	our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen;

•	we may be unable to collect reimbursements on losses that we incur on our assets covered under loss share agreements with the FDIC as we anticipate;

•	costs or difficulties related to the integration of the banks we may acquire may be greater than expected;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;

•	other financial institutions have greater financial resources and may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets;

•	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and

•	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of some of the important factors that may affect actual outcomes.

PART I

Item 1. Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$7,314	$8,518
Interest-bearing deposits in other financial institutions	549,593	590,231
Cash and cash equivalents	556,907	598,749
Investment securities available-for-sale	454,053	387,048
Loans receivable:
Noncovered under FDIC loss share agreements	1,166,913	1,123,475
Covered under FDIC loss share agreements	246,279	257,494
Allowance for loan losses (noncovered loans)	(16,858)	(16,656)
Allowance for loan losses (covered loans)	(19,182)	(17,409)
Net loans	1,377,152	1,346,904
Mortgage loans held for sale	1,552	897
Other real estate owned:
Noncovered under FDIC loss share agreements	901	965
Covered under FDIC loss share agreements	37,536	46,222
Premises and equipment, net	34,592	33,318
Goodwill	10,381	10,381
Other intangibles, net	1,824	1,986
FDIC receivable for loss share agreements	65,248	103,160
Other assets	77,232	71,075
Total assets	$2,617,378	$2,600,705
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$471,414	$468,138
Interest-bearing deposits	1,669,647	1,660,187
Total deposits	2,141,061	2,128,325
Securities sold under agreements to repurchase	—	1,216
Notes payable	4,371	5,682
Other liabilities	30,507	28,299
Total liabilities	2,175,939	2,163,522
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2014 and 2013, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,123,645 and 32,094,145 shares issued and outstanding in 2014 and 2013, respectively	321	321
Additional paid-in capital	296,021	295,379
Retained earnings	139,672	136,313
Accumulated other comprehensive income, net of tax	5,425	5,170
Total shareholders' equity	441,439	437,183
Total liabilities and shareholders' equity	$2,617,378	$2,600,705
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Operations (Unaudited) (Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2014	2013
Interest income:
Noncovered loans, including fees	$15,275	$14,374
Accretion income on covered loans	26,536	20,636
Investment securities:
Taxable	2,127	2,220
Tax-exempt	21	31
Deposits with other financial institutions	345	251
Total interest income	44,304	37,512
Interest expense:
Deposits	1,746	1,915
Notes payable	148	80
Federal funds purchased and repurchase agreements	—	1
Total interest expense	1,894	1,996
Net interest income	42,410	35,516
Provision for loan losses (noncovered loans)	—	350
Provision for loan losses (covered loans)	590	(2,385)
Net interest income after provision for loan losses	41,820	37,551
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(15,292)	(16,779)
Service charges on deposits	1,158	1,215
Mortgage banking income	159	306
Gain on sale of investment securities	11	364
Payroll fee income	953	832
ATM income	590	605
Bank-owned life insurance income	329	344
Other	(97)	455
Total noninterest income	(12,189)	(12,658)
Noninterest expense:
Salaries and employee benefits	15,077	17,395
Occupancy and equipment	2,529	2,456
Legal and professional fees	1,014	1,601
Marketing	332	328
Federal deposit insurance premiums and other regulatory fees	334	469
Loan collection and OREO costs	624	1,288
Data processing	1,672	1,437
Amortization of intangibles	162	370
Other	1,339	1,320
Total noninterest expense	23,083	26,664
Income (loss) before income taxes	6,548	(1,771)
Income tax expense (benefit)	2,226	(615)
Net income (loss)	$4,322	$(1,156)
Basic net income (loss) per share	$.13	$(.04)
Diluted net income (loss) per share	$.13	$(.04)
Cash dividends declared per common share	$.03	$.03
Weighted Average Shares Outstanding:
Basic	32,094,473	31,908,776
Diluted	33,644,135	31,908,776

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31
	2014	2013
Net income (loss)	$4,322	$(1,156)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses)	410	(2,065)
Reclassification adjustment for net gains realized and included in earnings	(11)	(364)
Amount reclassified into net income on cash flow hedges	40	—
Other comprehensive income (loss), before income taxes	439	(2,429)
Income tax expense (benefit)	184	(850)
Total other comprehensive income (loss)	255	(1,579)
Comprehensive income (loss)	$4,577	$(2,735)

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216
Exercise of stock warrants	(10,000)	10,000	—	100	—	—	100
Share-based compensation	—	—	—	312	—	—	312
Change in accumulated other comprehensive income	—	—	—	—	—	(1,579)	(1,579)
Common stock dividends, $.03 per share	—	—	—	—	(957)	—	(957)
Net income (loss)	—	—	—	—	(1,156)	—	(1,156)
Balance, March 31, 2013	2,630,283	31,918,665	$319	$294,375	$125,293	$6,949	$426,936

Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183
Exercise of stock warrants	(33,500)	33,500	—	167	—	—	167
Share-based compensation	—	—	—	475	—	—	475
Restricted stock awards activity	—	(4,000)	—	—	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	255	255
Common stock dividends, $.03 per share	—	—	—	—	(963)	—	(963)
Net income	—	—	—	—	4,322	—	4,322
Balance, March 31, 2014	2,590,324	32,123,645	$321	$296,021	$139,672	$5,425	$441,439

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$4,322	$(1,156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,254	1,030
Provision for loan losses	590	(2,035)
Accretion of discounts on acquisitions, net	(11,244)	(3,857)
Loss on sale of other real estate owned	129	630
Writedowns of other real estate owned	2,463	6,910
Net decrease in FDIC receivable for covered losses	8,754	724
Funds collected from FDIC	16,488	58,794
Deferred income taxes	1,037	(17,217)
Proceeds from sales of mortgage loans held for sale	6,598	16,641
Originations of mortgage loans held for sale	(7,243)	(14,196)
Gain on available-for-sale securities	(11)	(364)
Share-based compensation expense	475	312
Changes in other assets and other liabilities, net	(6,687)	7,793
Net cash provided by operating activities	16,925	54,009
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(92,683)	(75,876)
Proceeds from sales and calls of investment securities available-for-sale	9,136	3,422
Proceeds from maturities and paydowns of investment securities available-for-sale	17,056	24,331
Net (increase) decrease in loans to customers	(20,130)	765
Net purchases of premises and equipment	(2,234)	(753)
Proceeds from sales of other real estate owned	19,364	18,666
Net cash used in investing activities	(69,491)	(29,445)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	3,276	22,267
Net increase (decrease) in interest-bearing customer deposits	9,460	(22,513)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(1,216)	(796)
Issuance of common stock	167	100
Dividends paid to shareholders	(963)	(957)
Net cash provided by (used in) financing activities	10,724	(1,899)
Net (decrease) increase in cash and cash equivalents	(41,842)	22,665
Cash and cash equivalents, beginning	598,749	445,385
Cash and cash equivalents, ending	$556,907	$468,050
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities and derivatives, net of tax	$255	$(1,579)
Transfers of loans to other real estate owned	$13,206	$27,706

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Investment Securities

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	March 31, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Investment Securities Available-for-Sale
U.S. Government securities	$72,468	$421	$16	$72,873	$80,692	$460	$41	$81,111
States and political subdivisions	6,493	45	—	6,538	9,317	51	1	9,367
Residential mortgage-backed securities — nonagency	107,461	7,513	42	114,932	110,900	6,766	19	117,647
Residential mortgage-backed securities — agency	252,117	1,352	1,744	251,725	176,503	1,380	1,957	175,926
Asset-backed securities	7,919	13	—	7,932	2,936	4	—	2,940
Equity securities	51	2	—	53	51	6	—	57
Total investment securities available-for-sale	$446,509	$9,346	$1,802	$454,053	$380,399	$8,667	$2,018	$387,048

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

	Distribution of Maturities (1)
March 31, 2014	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$5,754	$29,886	$8,780	$28,048	$72,468
States and political subdivisions	3,628	2,561	304	—	6,493
Residential mortgage-backed securities — nonagency	—	—	—	107,461	107,461
Residential mortgage-backed securities — agency	—	—	162,550	89,567	252,117
Asset-backed securities	—	—	—	7,919	7,919
Total debt securities	$9,382	$32,447	$171,634	$232,995	$446,458

Fair Value:
U.S. Government securities	$5,766	$30,063	$8,819	$28,225	$72,873
States and political subdivisions	3,646	2,571	321	—	6,538
Residential mortgage-backed securities — nonagency	—	—	—	114,932	114,932
Residential mortgage-backed securities — agency	—	—	162,355	89,370	251,725
Asset-backed securities	—	—	—	7,932	7,932
Total debt securities	$9,412	$32,634	$171,495	$240,459	$454,000

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Investment securities available-for-sale:
U.S. Government securities	$6,272	$12	$1,713	$4	$7,985	$16
Residential mortgage-backed securities — nonagency	1,479	20	939	22	2,418	42
Residential mortgage-backed securities — agency	147,362	1,152	27,666	592	175,028	1,744
Total	$155,113	$1,184	$30,318	$618	$185,431	$1,802

December 31, 2013
Investment securities available-for-sale:
U.S. Government securities	$16,340	$41	$—	$—	$16,340	$41
States and political subdivisions	699	1	—	—	699	1
Residential mortgage-backed securities — nonagency	—	—	956	19	956	19
Residential mortgage-backed securities — agency	107,536	1,868	4,411	89	111,947	1,957
Total	$124,575	$1,910	$5,367	$108	$129,942	$2,018

At March 31, 2014, the Company held 38 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. As of March 31, 2014, there was no intent to sell any of the securities available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities available-for-sale are summarized in the following table (dollars in thousands):

	Three Months Ended
	March 31
	2014	2013
Proceeds from sales and calls	$9,136	$3,422

Gross gains on securities available-for-sale	$11	$364
Gross losses on securities available-for-sale	—	—
Net realized gains on sales and calls of securities available-for-sale	$11	$364

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $142.8 million and $132.0 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits.

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

Noncovered loans are summarized as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Construction, land & land development	$259,488	$251,043
Other commercial real estate	593,260	550,474
Total commercial real estate	852,748	801,517
Commercial & industrial	28,140	30,145
Owner-occupied real estate	171,221	174,858
Total commercial & industrial	199,361	205,003
Residential real estate	67,896	66,835
Consumer & other	46,908	50,120
Total noncovered loans	1,166,913	1,123,475
Allowance for loan losses	(16,858)	(16,656)
Total noncovered loans, net	$1,150,055	$1,106,819

The table above includes net deferred loan fees that totaled approximately $2.7 million and $2.6 million at March 31, 2014 and December 31, 2013, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Covered loans, net of related discounts, are summarized as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Construction, land & land development	$30,770	$35,383
Other commercial real estate	65,599	67,573
Total commercial real estate	96,369	102,956
Commercial & industrial	4,216	4,271
Owner-occupied real estate	52,791	54,436
Total commercial & industrial	57,007	58,707
Residential real estate	92,509	95,240
Consumer & other	394	591
Total covered loans	246,279	257,494
Allowance for loan losses	(19,182)	(17,409)
Total covered loans, net	$227,097	$240,085

Changes in the carrying value of covered loans are presented in the following table (dollars in thousands):

	Three Months Ended
	March 31
	2014	2013
Balance, beginning of period	$240,085	$419,235
Accretion of fair value discounts	26,536	20,636
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(37,751)	(98,518)
Change in the allowance for loan losses on covered loans	(1,773)	26,772
Balance, end of period	$227,097	$368,125

Covered loans are reported at their recorded investment excluding the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements. Subsequent decreases in the amount of cash expected to be collected from the borrower result in a provision for loan losses, an increase in the allowance for loan losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value. Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and a downward adjustment to the FDIC receivable, or a prospective increase in the accretable discount on the covered loans if no provision for loan losses had been recorded. The accretable discount is accreted into interest income over the estimated life of the related loan on a level yield basis.

Changes in the value of the accretable discount allocated by acquired bank are presented in the following tables as of the dates indicated (dollars in thousands):

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
March 31, 2014
Balance, beginning of period	$67,239	$30,565	$2,138	$8,184	$37,922	$24,245	$14,731	$185,024
Accretion	(11,029)	(9,133)	(546)	(194)	(1,423)	(2,657)	(1,554)	(26,536)
Transfers to accretable discount (exit events), net	(363)	2,584	(703)	(304)	(2,153)	(2,402)	1,259	(2,082)
Balance, end of period	$55,847	$24,016	$889	$7,686	$34,346	$19,186	$14,436	$156,406

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
March 31, 2013
Balance, beginning of period	$76,975	$33,434	$1,863	$7,945	$14,451	$23,439	$14,697	$172,804
Accretion	(9,270)	(4,083)	(301)	(701)	(1,235)	(1,785)	(3,261)	(20,636)
Transfers to accretable discount (exit events), net	36,192	15,260	554	2,449	153	1,072	(3,258)	52,422
Balance, end of period	$103,897	$44,611	$2,116	$9,693	$13,369	$22,726	$8,178	$204,590

The accretable discount changes over time as the covered loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on covered loans using a detailed analytics system.

Note 5: Allowance for Loan Losses (ALL)

The following table presents the Company’s loan loss experience on noncovered and covered loans for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2014			2013
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$16,656	$17,409	$34,065	$14,660	$55,478	$70,138
Loans charged-off	(136)	(6,670)	(6,806)	(12)	(11,216)	(11,228)
Recoveries of loans previously charged off	338	5,231	5,569	124	7,009	7,133
Net recoveries (charge-offs)	202	(1,439)	(1,237)	112	(4,207)	(4,095)
Provision for loan losses	—	3,212	3,212	350	(22,565)	(22,215)
Amount attributable to FDIC loss share agreements	—	(2,622)	(2,622)	—	20,180	20,180
Total provision for loan losses charged to operations	—	590	590	350	(2,385)	(2,035)
Provision for loan losses recorded through the FDIC loss share receivable	—	2,622	2,622	—	(20,180)	(20,180)
Balance, end of period	$16,858	$19,182	$36,040	$15,122	$28,706	$43,828

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (dollars in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
March 31, 2014
Allowance for loan losses:
Beginning balance	$11,163	$3,139	$1,015	$1,339	$16,656
Charge-offs	(65)	(65)	—	(6)	(136)
Recoveries	282	54	2	—	338
Provision	346	(132)	16	(230)	—
Ending balance	$11,726	$2,996	$1,033	$1,103	$16,858
Ending allowance attributable to loans:
Individually evaluated for impairment	$113	$162	$56	$11	$342
Collectively evaluated for impairment	11,613	2,834	977	1,092	16,516
Total ending allowance balance	$11,726	$2,996	$1,033	$1,103	$16,858
Loans:
Loans individually evaluated for impairment	$553	$325	$1,235	$18	$2,131
Loans collectively evaluated for impairment	852,195	199,036	66,661	46,890	1,164,782
Total loans	$852,748	$199,361	$67,896	$46,908	$1,166,913

Year Ended
December 31, 2013
Ending allowance attributable to loans:
Individually evaluated for impairment	$98	$159	$49	$8	$314
Collectively evaluated for impairment	11,065	2,980	966	1,331	16,342
Total ending allowance balance	$11,163	$3,139	$1,015	$1,339	$16,656
Loans:
Loans individually evaluated for impairment	$807	$318	$1,198	$15	$2,338
Loans collectively evaluated for impairment	800,710	204,685	65,637	50,105	1,121,137
Total loans	$801,517	$205,003	$66,835	$50,120	$1,123,475

Three Months Ended
March 31, 2013
Allowance for loan losses:
Beginning balance	$9,495	$3,103	$1,050	$1,012	$14,660
Charge-offs	(1)	(10)	—	(1)	(12)
Recoveries	114	5	1	4	124
Provision	469	334	(79)	(374)	350
Ending balance	$10,077	$3,432	$972	$641	$15,122
Ending allowance attributable to loans:
Individually evaluated for impairment	$867	$337	$361	$25	$1,590
Collectively evaluated for impairment	9,210	3,095	611	616	13,532
Total ending allowance balance	$10,077	$3,432	$972	$641	$15,122
Loans:
Loans individually evaluated for impairment	$2,266	$673	$1,393	$51	$4,383
Loans collectively evaluated for impairment	749,076	211,697	44,040	42,259	1,047,072
Total loans	$751,342	$212,370	$45,433	$42,310	$1,051,455

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (dollars in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
March 31, 2014
Allowance for loan losses:
Beginning balance	$11,226	$3,630	$2,481	$72	$17,409
Charge-offs	(4,917)	(1,333)	(410)	(10)	(6,670)
Recoveries	3,375	1,118	698	40	5,231
Provision for loan losses before amount attributable to FDIC loss share agreements	2,423	633	217	(61)	3,212
Amount attributable to FDIC loss share agreements	(1,978)	(516)	(177)	49	(2,622)
Total provision for loan losses charged to operations	445	117	40	(12)	590
Provision for loan losses recorded through the FDIC loss share receivable	1,978	516	177	(49)	2,622
Ending balance	$12,107	$4,048	$2,986	$41	$19,182

Individually evaluated for impairment	$4,864	$1,077	$957	$—	$6,898
Collectively evaluated for impairment	7,243	2,971	2,029	41	12,284
Total ending allowance balance	$12,107	$4,048	$2,986	$41	$19,182

Loans:
Loans individually evaluated for impairment	$34,492	$14,150	$2,282	$—	$50,924
Loans collectively evaluated for impairment	61,877	42,857	90,227	394	195,355
Total loans	$96,369	$57,007	$92,509	$394	$246,279

Year Ended
December 31, 2013
Ending allowance attributable to loans:
Individually evaluated for impairment	$6,018	$1,113	$966	$72	$8,169
Collectively evaluated for impairment	5,208	2,517	1,515	—	9,240
Total ending allowance balance	$11,226	$3,630	$2,481	$72	$17,409

Loans:
Loans individually evaluated for impairment	$49,713	$15,465	$2,132	$265	$67,575
Loans collectively evaluated for impairment	53,243	43,242	93,108	326	189,919
Total loans	$102,956	$58,707	$95,240	$591	$257,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
March 31, 2013
Allowance for loan losses:
Beginning balance	$32,642	$993	$21,189	$654	$55,478
Charge-offs	(9,167)	(1,399)	(455)	(195)	(11,216)
Recoveries	3,231	2,291	1,487	—	7,009
Provision for loan losses before amount attributable to FDIC loss share agreements	(12,804)	3,208	(12,979)	10	(22,565)
Amount attributable to FDIC loss share agreements	11,451	(2,869)	11,607	(9)	20,180
Total provision for loan losses charged to operations	(1,353)	339	(1,372)	1	(2,385)
Provision for loan losses recorded through the FDIC loss share receivable	(11,451)	2,869	(11,607)	9	(20,180)
Ending balance	$13,902	$5,093	$9,242	$469	$28,706
Ending allowance attributable to loans:
Individually evaluated for impairment	$10,405	$2,854	$3,712	$446	$17,417
Collectively evaluated for impairment	3,497	2,239	5,530	23	11,289
Total ending allowance balance	$13,902	$5,093	$9,242	$469	$28,706
Loans:
Loans individually evaluated for impairment	$76,619	$21,368	$10,710	$267	$108,964
Loans collectively evaluated for impairment	97,377	69,682	120,544	264	287,867
Total loans	$173,996	$91,050	$131,254	$531	$396,831

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

Approved credit losses are expected to be reimbursed for covered loans under the FDIC loss share agreements at either 80 or 95 percent, in accordance with the applicable corresponding loss share agreement. The Company uses a symmetrical accounting approach in recording the loan carrying values and the FDIC receivable on covered loans. Subsequent decreases in the amount of cash expected to be collected on covered loans results in a provision for loan losses and an increase in the FDIC receivable, through an adjustment to income, which are taken immediately. Subsequent increases in the amount of cash expected to be collected on covered loans results in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and a downward adjustment to the FDIC receivable, or a prospective increase in the accretable discount on the covered loans if no provision for loan losses had been recorded.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired noncovered loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$501	$269	$—
Other commercial real estate	501	326	—	523	350	—
Total commercial real estate	501	326	—	1,024	619	—
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—	—
Residential real estate	866	866	—	869	869	—
Consumer & other	—	—	—	—	—	—
Subtotal	1,367	1,192	—	1,893	1,488	—
With related allowance recorded:
Construction, land & land development	83	83	41	333	52	26
Other commercial real estate	179	144	72	179	136	72
Total commercial real estate	262	227	113	512	188	98
Commercial & industrial	82	82	41	234	234	117
Owner-occupied real estate	248	243	121	89	84	42
Total commercial & industrial	330	325	162	323	318	159
Residential real estate	428	369	56	316	256	38
Consumer & other	24	18	11	17	15	8
Subtotal	1,044	939	342	1,168	777	303
Total impaired loans	$2,411	$2,131	$342	$3,061	$2,265	$303

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods indicated (dollars in thousands):

	March 31, 2014		March 31, 2013
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$522	$44	$327	$—
Other commercial real estate	484	—	1,717	—
Total commercial real estate	1,006	44	2,044	—
Commercial & industrial	149	—	417	—
Owner-occupied real estate	205	—	350	—
Total commercial & industrial	354	—	767	—
Residential real estate	1,217	—	1,323	—
Consumer & other	20	3	54	—
Total	$2,597	$47	$4,188	$—

(1) The average recorded investment for troubled debt restructurings for the three months ended March 31, 2014 and 2013 was $867,000 and $884,000, respectively.
(2) There was no interest income recognized on troubled debt restructurings for the three months ended March 31, 2014 and 2013, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in noncovered nonaccrual loans by loan class at the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013
Construction, land & land development	$83	$321
Other commercial real estate	470	486
Total commercial real estate	553	807
Commercial & industrial	82	234
Owner-occupied real estate	243	84
Total commercial & industrial	325	318
Residential real estate	1,235	1,125
Consumer & other	18	15
Total	$2,131	$2,265

The following table presents an analysis of past due noncovered loans, by class of loans, as of March 31, 2014 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$22	$39	$61	$259,427	$259,488	$—
Other commercial real estate	—	144	144	593,116	593,260	—
Total commercial real estate	22	183	205	852,543	852,748	—
Commercial & industrial	99	50	149	27,991	28,140	—
Owner-occupied real estate	—	164	164	171,057	171,221	—
Total commercial & industrial	99	214	313	199,048	199,361	—
Residential real estate	982	110	1,092	66,804	67,896	—
Consumer & other	67	12	79	46,829	46,908	—
Total	$1,170	$519	$1,689	$1,165,224	$1,166,913	$—

The following table presents an analysis of past due noncovered loans, by class of loans, as of December 31, 2013 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$57	$275	$332	$250,711	$251,043	$—
Other commercial real estate	—	—	—	550,474	550,474	—
Total commercial real estate	57	275	332	801,185	801,517	—
Commercial & industrial	65	116	181	29,964	30,145	—
Owner-occupied real estate	44	83	127	174,731	174,858	—
Total commercial & industrial	109	199	308	204,695	205,003	—
Residential real estate	207	62	269	66,566	66,835	—
Consumer & other	85	6	91	50,029	50,120	—
Total	$458	$542	$1,000	$1,122,475	$1,123,475	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due covered loans, by class of loans, as of March 31, 2014 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$828	$6,739	$7,567	$23,203	$30,770
Other commercial real estate	4,766	7,848	12,614	52,985	65,599
Total commercial real estate	5,594	14,587	20,181	76,188	96,369
Commercial & industrial	267	657	924	3,292	4,216
Owner-occupied real estate	2,222	4,844	7,066	45,725	52,791
Total commercial & industrial	2,489	5,501	7,990	49,017	57,007
Residential real estate	5,188	6,662	11,850	80,659	92,509
Consumer & other	—	226	226	168	394
Total	$13,271	$26,976	$40,247	$206,032	$246,279

The following table presents an analysis of past due covered loans, by class of loans, as of December 31, 2013 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$1,134	$13,454	$14,588	$20,795	$35,383
Other commercial real estate	3,346	8,541	11,887	55,686	67,573
Total commercial real estate	4,480	21,995	26,475	76,481	102,956
Commercial & industrial	139	587	726	3,545	4,271
Owner-occupied real estate	1,372	9,634	11,006	43,430	54,436
Total commercial & industrial	1,511	10,221	11,732	46,975	58,707
Residential real estate	5,548	7,541	13,089	82,151	95,240
Consumer & other	1	283	284	307	591
Total	$11,540	$40,040	$51,580	$205,914	$257,494

Asset Quality Grades:

The Company assigns loans into risk categories based on relevant information about the ability of borrowers to pay their debts, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. A loan's risk grade is assigned at inception based upon the strength of the repayment sources and reassessed periodically throughout the year. Loans over certain dollar thresholds identified as having weaknesses are subject to more frequent review. In addition, the Company's internal loan review department provides an ongoing, comprehensive, and independent assessment of credit risk within the Company.

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

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of March 31, 2014 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$198,835	$567,971	$24,028	$146,174	$56,526	$46,775	$1,040,309
Watch	57,647	24,790	3,724	23,739	9,733	104	119,737
OAEM	2,908	29	199	414	231	—	3,781
Substandard	98	470	189	861	1,406	29	3,053
Doubtful	—	—	—	33	—	—	33
Total	$259,488	$593,260	$28,140	$171,221	$67,896	$46,908	$1,166,913

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of December 31, 2013 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$174,700	$528,649	$28,035	$147,510	$55,447	$49,952	$984,293
Watch	71,225	21,148	1,502	24,017	9,712	106	127,710
OAEM	4,780	191	365	2,540	437	—	8,313
Substandard	338	486	243	791	1,239	55	3,152
Doubtful	—	—	—	—	—	7	7
Total	$251,043	$550,474	$30,145	$174,858	$66,835	$50,120	$1,123,475

Classifications on covered loans are based upon the borrower's ability to pay the current unpaid principal balance without regard to loss share coverage or the net carrying value of the loan on the Company's balance sheet. Because the values shown in the table below are based on each loan's estimated cash flows, any expected losses should be covered by a combination of the specific reserves established in the allowance for loan losses on covered loans plus the discounts to the unpaid principal balances reflected in the recorded investment of each loan.

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of March 31, 2014 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$4,279	$5,925	$1,298	$13,981	$39,851	$166	$65,500
Watch	9,233	14,008	566	11,030	14,942	31	49,810
OAEM	1,012	14,247	31	6,696	1,529	1	23,516
Substandard	14,451	29,715	1,239	20,540	33,565	92	99,602
Doubtful	1,795	1,704	1,082	544	2,622	104	7,851
Total	$30,770	$65,599	$4,216	$52,791	$92,509	$394	$246,279

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of December 31, 2013 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$2,833	$7,563	$828	$15,491	$42,507	$239	$69,461
Watch	7,319	14,189	651	9,780	16,221	48	48,208
OAEM	969	15,027	39	6,702	2,473	1	25,211
Substandard	23,717	29,315	2,622	22,463	33,452	300	111,869
Doubtful	545	1,479	131	—	587	3	2,745
Total	$35,383	$67,573	$4,271	$54,436	$95,240	$591	$257,494

Total noncovered troubled debt restructurings (TDRs) were $866,000 at March 31, 2014 and $869,000 at December 31, 2013. The Company had no unfunded commitment obligations to lend to customers that underwent troubled debt restructuring at March 31, 2014 and December 31, 2013. Acquired and covered impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

During the three months ended March 31, 2014 and 2013, there were no noncovered loans modified under the terms of a TDR. During the three months ended March 31, 2014 and 2013, there were no noncovered TDRs that subsequently defaulted within twelve months of their modification dates.

The Company had no noncovered allowance for loan losses for identified TDRs as of March 31, 2014. The Company allocated $133,000 to the noncovered allowance for loan losses for identified TDRs as of March 31, 2013.

Note 6: Other Real Estate Owned

The following is a summary of transactions in other real estate owned not covered by loss share agreements (noncovered) and covered under loss share agreements with the FDIC (covered) for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Noncovered other real estate owned	2014	2013
Balance, beginning of period	$965	$1,115
Other real estate acquired through foreclosure of loans receivable	132	—
Other real estate sold	—	(763)
Write down of other real estate	(196)	(76)
Balance, end of period	$901	$276

	Three Months Ended
	March 31
Covered other real estate owned	2014	2013
Balance, beginning of period	$46,222	$45,062
Other real estate acquired through foreclosure of loans receivable	13,074	27,706
Other real estate sold	(19,493)	(18,533)
Write down of other real estate	(2,267)	(6,834)
Balance, end of period	$37,536	$47,401

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: FDIC Receivable for Loss Share Agreements

The FDIC receivable for loss share agreements is measured separately from the related covered assets. The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31
	2014	2013
FDIC receivable for loss share agreements at beginning of period	$103,160	$355,325
Provision for loan losses attributable to FDIC for loss share agreements	2,622	(20,180)
Wires received	(16,488)	(58,794)
Net charge-offs, write-downs and other losses	(11,197)	(4,674)
Amortization	(15,292)	(16,779)
External expenses qualifying under loss share agreements	2,443	3,950
Balance, end of period	$65,248	$258,848

At March 31, 2014, the Company estimated that $18.6 million was due from the FDIC for loss share claims that have been submitted.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned allocated by acquired bank are presented in the following tables as of the dates indicated (dollars in thousands):

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
March 31, 2014
FDIC receivable for loss share agreements at beginning of period	$38,195	$22,449	$513	$4,577	$17,916	$12,806	$6,704	$103,160
Provision for loan losses attributable to FDIC for loss share agreements	1,167	1,001	28	324	(37)	1,008	(869)	2,622
Wires received	(9,777)	(3,979)	448	(613)	(789)	(1,289)	(489)	(16,488)
Net charge-offs, write-downs and other losses	(11,027)	(4,662)	(175)	(734)	368	(1,193)	6,226	(11,197)
Amortization	(5,389)	(4,592)	(254)	(1,775)	(909)	(1,142)	(1,231)	(15,292)
External expenses qualifying under loss share agreements	2,005	465	(71)	149	(26)	(75)	(4)	2,443
Balance, end of period	$15,174	$10,682	$489	$1,928	$16,523	$10,115	$10,337	$65,248

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
March 31, 2013
FDIC receivable for loss share agreements at beginning of period	$136,333	$82,613	$5,395	$12,349	$54,230	$31,273	$33,132	$355,325
Provision for loan losses attributable to FDIC for loss share agreements	(13,817)	(5,369)	(536)	(157)	(1,578)	(247)	1,524	(20,180)
Wires received	(22,346)	(11,165)	(1,349)	(2,038)	(6,315)	(9,245)	(6,336)	(58,794)
Net charge-offs, write-downs and other losses	1,992	(6,317)	(427)	(614)	(624)	516	800	(4,674)
(Amortization) accretion	(14,235)	2,952	(250)	(776)	902	(2,280)	(3,092)	(16,779)
External expenses qualifying under loss share agreements	2,393	112	259	(16)	489	633	80	3,950
Balance, end of period	$90,320	$62,826	$3,092	$8,748	$47,104	$20,650	$26,108	$258,848

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents the fair value of the Company's derivative financial instruments (dollars in thousands):

	Derivatives designated as hedging instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other assets	$6,709	Other assets	$8,087	Other liabilities	$813	Other liabilities	$764
Total derivatives designated as hedging instruments		$6,709		$8,087		$813		$764

The tables below present the effects of offsetting the Company's derivative financial instruments (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
March 31, 2014				Financial Instruments	Collateral (Received)/Posted
Offsetting Derivative Assets
Derivatives	$6,709	$—	$6,709	$(813)	$(5,680)	$216
Total	$6,709	$—	$6,709	$(813)	$(5,680)	$216

Offsetting Derivative Liabilities
Derivatives	$813	$—	$813	$(813)	$—	$—
Total	$813	$—	$813	$(813)	$—	$—

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
December 31, 2013				Financial Instruments	Collateral (Received)/Posted
Offsetting Derivative Assets
Derivatives	$8,087	$—	$8,087	$(764)	$(6,560)	$763
Total	$8,087	$—	$8,087	$(764)	$(6,560)	$763

Offsetting Derivative Liabilities
Derivatives	$764	$—	$764	$(764)	$—	$—
Total	$764	$—	$764	$(764)	$—	$—

The Company uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2014, the Company had 76 interest rate swaps with an aggregate notional amount of $152.9 million that were designated as fair value hedges associated with the Company's fixed rate loan program.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate caps, designated as cash flow hedges, involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's current cash flow hedges are for the purpose of capping the interest rate paid on variable rate liabilities which protect the company in a rising rate environment. The caps were purchased during the first quarter of 2013 to hedge the variable cash outflows associated with these liabilities; they have a five-year life and notional value of $200.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedge during the periods ended March 31, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are received on the Company's variable-rate liabilities. During the next twelve months, the Company estimates that $319,000 will be reclassified as a decrease to net interest income.

For derivatives so designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. The change in the fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income and the premium paid to purchase the cap is amortized into interest expense over the life of the cap.

During the three months ended March 31, 2014 and 2013, the Company recognized a net loss of $244,000 and a net gain of $92,000, respectively, related to hedge ineffectiveness of the fair value hedging relationships. The Company also recognized a net reduction in interest income of $438,000 and $272,000, respectively, for the three months ended March 31, 2014 and 2013 related to the Company's fair value hedges, which include net settlements on the derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net gains of $2,000 and $20,000 in noninterest income for the three months ended March 31, 2014 and 2013, respectively, related to the unamortized basis in the hedged items.

The table below presents the effect of the Company's derivatives in fair value hedging relationships (dollars in thousands):

	Amount of Net Gain (Loss) Recognized in Income on Derivative			Amount of Net Gain (Loss) Recognized in Income on Hedged Item
	Three Months Ended March 31			Three Months Ended March 31
	2014	2013		2014	2013
Interest rate products			Interest rate products
Noninterest income	$(933)	$368	Noninterest income	$689	$(276)

The table below presents the effect of the Company's derivatives in cash flow hedging relationships (dollars in thousands):

	Amount of Net Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)			Amount of Net Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31			Three Months Ended March 31
	2014	2013		2014	2013
Interest rate products	$(495)	$(961)	Interest expense	$40	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit-risk-related Contingent Features

The Company manages credit exposure on derivatives transactions by entering into a bi-lateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of March 31, 2014, there were no derivatives in a net liability position.

The Company’s agreements with its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements.

Note 9: Other Assets, Other Liabilities and Accrued Expenses

The more significant components of other assets outstanding were as follows (dollars in thousands):

Other Assets	March 31, 2014	December 31, 2013
Cash surrender value of life insurance	$40,474	$40,145
Deferred tax assets	10,600	—
Derivative financial instruments	6,709	8,087
Other prepaid expenses	4,335	3,048
Federal Home Loan Bank stock	2,344	3,195
Accrued income tax receivable	1,876	7,737
Accrued interest receivable	1,752	2,935
Miscellaneous receivables and other assets	9,142	5,928
Total other assets	$77,232	$71,075

The more significant components of other liabilities and accrued expenses outstanding were as follows (dollars in thousands):

Other Liabilities and Accrued Expenses	March 31, 2014	December 31, 2013
Accrued income tax payable	$16,711	$—
Deferred tax liability	2,969	12,347
Accrued lease expense	3,317	3,192
Accrued incentive compensation	2,280	6,626
Accrued professional fees	945	885
Accrued interest payable	857	865
Derivative financial instruments	813	764
Accrued severance expense	807	1,165
Miscellaneous payables and accrued expenses	1,808	2,455
Total accrued expenses and other liabilities	$30,507	$28,299

Note 10: Share-Based Compensation

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of common stock for issuance in accordance with the Plan terms. Descriptions of these grants and the Plan, including the terms of awards and the number of shares authorized for issuance, were included in Note 16 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not issue any shares of restricted stock under the Plan during the quarter ended March 31, 2014. There were 6,000 shares of restricted stock that vested and 4,000 shares of restricted stock that were forfeited during the quarter ended March 31, 2014. The Company recognized compensation expense related to restricted stock awards of $475,000 for the quarter ended March 31, 2014, compared to $296,000 for the same period in 2013. Unearned share-based compensation associated with restricted stock awards totaled $4.4 million and $3.1 million at March 31, 2014 and 2013, respectively.

There was no activity related to stock options during the quarter ended March 31, 2014. During 2013, the Company's Board of Directors approved the accelerated vesting of all unvested stock options upon the retirement of the award holders. As such, the Company recognized no compensation expense for the three months ended March 31, 2014, compared to $16,000 for the same period in 2013.

Note 11: Regulatory Matters

The Company's and the Bank's regulatory ratios as of March 31, 2014 and December 31, 2013 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total Capital to Risk-Weighted Assets
Consolidated	$443,489	28.47%	$124,638	8.00%	$155,797	10.00%
Bank	$386,594	24.82%	$124,627	8.00%	$155,784	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$423,809	27.20%	$62,319	4.00%	$93,478	6.00%
Bank	$366,916	23.55%	$62,314	4.00%	$93,470	6.00%
Tier I Capital to Average Assets
Consolidated	$423,809	16.67%	$101,666	4.00%	$—	N/A
Bank	$366,916	14.44%	$101,625	4.00%	$127,032	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	$438,670	29.11%	$120,549	8.00%	$150,686	10.00%
Bank	$381,230	25.32%	$120,463	8.00%	$150,578	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$419,646	27.85%	$60,274	4.00%	$90,412	6.00%
Bank	$362,219	24.06%	$60,231	4.00%	$90,347	6.00%
Tier I Capital to Average Assets
Consolidated	$419,646	16.55%	$101,429	4.00%	$—	N/A
Bank	$362,219	14.28%	$101,438	4.00%	$126,797	5.00%

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and the Bank entered into a Capital Maintenance Agreement with the FDIC that terminated on December 31, 2013. Under the terms of the Capital Maintenance Agreement, the Bank was required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time the Bank's leverage ratio fell below 10%, or its risk-based capital ratio fell below 12%, the Company would have been required to immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Company and the Bank entered into a new Capital Maintenance Agreement with the FDIC on substantially the same terms as the prior agreement that requires the Bank to maintain the same capital levels as the prior agreement. The new Capital Maintenance agreement expires on July 26, 2016. The Bank was in compliance with each respective Capital Maintenance Agreement at March 31, 2014 and December 31, 2013.

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

Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute without prior regulatory approval. As of March 31, 2014, the Bank had no dividend capacity to pay dividends to the Company without prior regulatory approval.

At March 31, 2014, the Company had $55.7 million in cash and due from bank accounts, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes. The Company has declared a cash dividend of $.03 per common share to the Company's shareholders every quarter beginning with the quarter ended September 30, 2012.

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

A summary of the Company's commitments is as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Commitments to extend credit:
Fixed	$12,726	$9,848
Variable	313,190	290,079
Standby letters of credit:
Fixed	448	379
Variable	1,245	1,274
Total	$327,609	$301,580

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the three months ended March 31, 2014 and the year ended December 31, 2013, there were no transfers between levels.

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities Available-for-Sale

At March 31, 2014, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities and equity securities. The fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

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

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$756	$72,117	$—	$72,873
States and political subdivisions	—	6,538	—	6,538
Residential mortgage-backed securities — nonagency	—	114,932	—	114,932
Residential mortgage-backed securities — agency	—	251,725	—	251,725
Asset-backed securities	—	7,932	—	7,932
Equity securities	53	—	—	53
Derivative financial instruments	—	6,709	—	6,709
Total recurring assets at fair value	$809	$459,953	$—	$460,762

Liabilities:
Derivative financial instruments	$—	$813	$—	$813
Total recurring liabilities at fair value	$—	$813	$—	$813

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$761	$80,350	$—	$81,111
States and political subdivisions	—	9,367	—	9,367
Residential mortgage-backed securities — nonagency	—	117,647	—	117,647
Residential mortgage-backed securities — agency	—	175,926	—	175,926
Asset-backed securities	—	2,940	—	2,940
Equity securities	57	—	—	57
Derivative financial instruments	—	8,087	—	8,087
Total recurring assets at fair value	$818	$394,317	$—	$395,135

Liabilities:
Derivative financial instruments	$—	$764	$—	$764
Total recurring liabilities at fair value	$—	$764	$—	$764

Financial Assets Measured on a Nonrecurring Basis

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets on a nonrecurring basis:

Impaired Noncovered Loans

Noncovered loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The fair values of impaired noncovered loans are measured on a nonrecurring basis and are based on the underlying collateral value of each loan if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs that are based on observable market data such as an appraisal. Updated appraisals are obtained on at least an annual basis. Level 3 inputs are based on the Company's customized discounting criteria when management determines the fair value of the collateral is further impaired.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2014
Impaired noncovered loans	$—	$—	$1,789	$1,789
Mortgage loans held for sale	—	1,558	—	1,558
Total nonrecurring assets at fair value	$—	$1,558	$1,789	$3,347
December 31, 2013
Impaired noncovered loans	$—	$—	$1,962	$1,962
Mortgage loans held for sale	—	900	—	900
Total nonrecurring assets at fair value	$—	$900	$1,962	$2,862

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans had principal balances of $2.1 million and $2.3 million with respective valuation allowances of $342,000 and $303,000 at March 31, 2014 and December 31, 2013, respectively.

Nonfinancial Assets Measured on a Nonrecurring Basis

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

The following table presents the fair value measurements of nonfinancial assets measured at fair value on a nonrecurring basis for the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands).

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2014
Other Real Estate Owned:
Not covered by loss share agreements	$—	$970	$—	$970
Covered by loss share agreements	—	—	46,829	46,829
Total other real estate owned	$—	$970	$46,829	$47,799
December 31, 2013
Other Real Estate Owned:
Not covered by loss share agreements	$—	$980	$—	$980
Covered by loss share agreements	—	—	55,982	55,982
Total other real estate owned	$—	$980	$55,982	$56,962

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statement of financial condition (dollars in thousands).

	March 31, 2014	December 31, 2013
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$970	$980
Estimated selling costs	(69)	(15)
Other real estate owned	$901	$965

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$46,829	$55,982
Estimated selling costs and other adjustments	(9,293)	(9,760)
Other real estate owned	$37,536	$46,222

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Noncovered impaired loans - collateral dependent	$1,789	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (16%)
Covered other real estate owned	$46,829	Third party appraisal	Management discount for property type and recent market volatility	0% - 83% (38%)

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at March 31, 2014 and December 31, 2013.

		March 31, 2014		December 31, 2013
(in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$556,907	$556,907	$598,749	$598,749
Investment securities available-for-sale	Levels 1 & 2	454,053	454,053	387,048	387,048
Mortgage loans held for sale	Level 2	1,552	1,558	897	900
Net loans	Level 3	1,377,152	1,421,734	1,346,904	1,396,958
Other real estate owned	Level 3	38,437	47,799	47,187	56,962
FDIC receivable for loss share agreements, net	Level 3	65,248	36,100	103,160	53,813
Derivative financial instruments	Level 2	6,709	6,709	8,087	8,087
Accrued interest receivable	Level 2	1,752	1,752	2,935	2,935
Federal Home Loan Bank stock	Level 3	2,344	2,344	3,195	3,195
Liabilities:
Deposits	Level 2	$2,141,061	$2,141,443	$2,128,325	$2,128,611
Securities sold under agreements to repurchase	Level 2	—	—	1,216	1,216
Notes payable	Level 2	4,371	4,371	5,682	5,682
Derivative financial instruments	Level 2	813	813	764	764
Accrued interest payable	Level 2	857	857	865	865

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended
	March 31
	2014	2013
Net income (loss)	$4,322	$(1,156)
Denominator:
Weighted average common shares outstanding	32,094,473	31,908,776
Weighted average dilutive grants (1)	1,549,662	—
Weighted average common shares outstanding including dilutive grants	33,644,135	31,908,776

Net income (loss) per share:
Basic	$.13	$(.04)
Diluted	$.13	$(.04)

(1) Weighted average anti-dilutive options outstanding were 1,318,764 as of March 31, 2013.

Since the Company had a loss for the three months ended March 31, 2013, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the period presented.

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

The components of AOCI and changes in those components are as follows (dollars in thousands):

Three Months Ended	Investment Securities Available-for-Sale	Gain (Loss) on Effective Cash Flow Hedges	Total
March 31, 2014
Balance, beginning of period	$4,323	$847	$5,170
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	905	(495)	410
Reclassification adjustment for net gains realized and included in earnings	(11)	—	(11)
Amount reclassified into net income on cash flow hedges	—	40	40
Income tax expense (benefit)	313	(129)	184
Balance, end of period	$4,904	$521	$5,425

March 31, 2013
Balance, beginning of period	$8,528	$—	$8,528
Other comprehensive income (loss) before income taxes:
Net change in unrealized losses	(586)	(1,479)	(2,065)
Reclassification adjustment for net gains realized and included in earnings	(364)	—	(364)
Income tax benefit	(332)	(518)	(850)
Balance, end of period	$7,910	$(961)	$6,949

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Subsequent Event

On April 25, 2014, the Company entered into a definitive agreement to acquire Atlanta Bancorporation, Inc. and its wholly-owned subsidiary, Bank of Atlanta. Upon the closing of the transaction, Atlanta Bancorporation, Inc. will merge into State Bank Financial Corporation, immediately followed by the merger of Bank of Atlanta into State Bank and Trust Company.

At March 31, 2014, Bank of Atlanta had approximately $198.3 million of total assets, $123.1 million of loans and $161.2 million of deposits. Bank of Atlanta is headquartered in midtown Atlanta and operates one additional banking office in Duluth, Georgia.

State Bank Financial Corporation has agreed to pay approximately $25.2 million in cash for all outstanding shares of Atlanta Bancorporation, Inc. The definitive agreement has been unanimously approved by the Boards of Directors of both companies and is expected to close no later than the fourth quarter of 2014. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval by Atlanta Bancorporation, Inc. shareholders.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition as of March 31, 2014 as compared to December 31, 2013 and our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2013 Annual Report on Form 10-K.

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

As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 19 full service branches throughout middle Georgia and metropolitan Atlanta. As of March 31, 2014, our total assets were approximately $2.6 billion, our total loans receivable were approximately $1.4 billion, our total deposits were approximately $2.1 billion and our total shareholders' equity was approximately $441.4 million.

Overview

Our net income for the quarter ended March 31, 2014 was $4.3 million, or $.13 per diluted share, compared to a net loss for the quarter ended March 31, 2013 of $1.2 million, or $.04 per share.

Our net interest income on a taxable equivalent basis (TE) was $42.5 million for the quarter ended March 31, 2014, an increase of $6.9 million, or 19.3% from the quarter ended March 31, 2013. The increase was almost entirely the result of higher accretion income on covered loans, principally from gains of $15.9 million on covered loan pools that closed during the quarter, and higher interest income on noncovered loans driven by organic loan growth. Our interest expense decreased $102,000 during the quarter ended March 31, 2014, compared to the same period in 2013, primarily as a result of improvements in our deposit mix which lowered our cost of funds. Average earning assets improved 6.3% during the first quarter of 2014 compared to the first quarter of 2013, with our net interest margin (TE) increasing 80 basis points to 7.38%. Our yields on assets increased 77 basis points during the first quarter of 2014 compared to the first quarter of 2013 primarily from increases in our covered loan yields, which were partially offset by decreases in yields on both our noncovered loans and our investment securities.

Our noncovered loans increased $43.4 million, or 3.9%, for the quarter ended March 31, 2014, compared to the year ended December 31, 2013, and represented 82.6% of our total loan portfolio at March 31, 2014. Our covered loans decreased $11.2 million, or 4.4%, from December 31, 2013 to March 31, 2014, as covered loans were paid down or charged off and submitted to the FDIC for loss share reimbursement. Our asset quality remained strong in our noncovered loan portfolio for the quarter ended March 31, 2014, with a ratio of noncovered nonperforming assets to total noncovered loans plus noncovered other real estate owned of .26% and a ratio of nonperforming loans to total noncovered loans of .18%.

We recorded the loans we acquired in each of our FDIC-assisted acquisitions at their estimated fair values on the date of each acquisition. We refer to the expected cash flows that exceed the net covered loan balance as the "accretable discount." The accretable discount is recognized as interest income over the remaining life of the loan. The accretable discount on covered loans decreased to $156.4 million for the three months ended March 31, 2014, compared to $204.6 million for the same period in 2013. The decrease year over year is a result of $128.4 million in accretion income recognized, including gains of $56.0 million on covered loan pools that closed, partially offset by transfers from the nonaccretable discount to the accretable discount resulting from improved estimated cash flows on covered loans. The accretable discount has an estimated weighted average life of ten quarters compared to future scheduled amortization of the FDIC receivable, which has an estimated weighted average life of four quarters. Without the consideration of timing issues, we expect the remaining accretable discount, net of the amortization of the FDIC receivable, to be positive to our longer-term earnings.

The FDIC receivable for loss share agreements decreased to $65.2 million at March 31, 2014, compared to $103.2 million at December 31, 2013. The FDIC receivable decreased as a result of our submission of claims to the FDIC and the receipt of cash from the FDIC under the terms of our loss share agreements and amortization of the FDIC receivable. Projected cash flows on our covered loans continue to be better than we originally expected, resulting in a decrease in the estimated cash flows expected to be received from the FDIC under the terms of our loss share agreements and, therefore, an impairment of the FDIC receivable. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement.

Our total covered and noncovered provision for loan losses was $590,000 for the three months ended March 31, 2014, compared to a negative $2.0 million for the three months ended March 31, 2013. We recorded no provision for noncovered loan losses for the three months ended March 31, 2014, compared to $350,000 that we recorded for the three months ended March 31, 2013. Net recoveries on noncovered loans were $202,000 and $112,000 for the first quarter of 2014 and 2013, respectively. The provision for covered loan losses charged to operations in the first quarter of 2014 was $590,000 primarily relating to one of the loan pools that closed during the quarter. The first quarter of 2013 included a negative provision for covered loan losses of $2.4 million primarily due to improved cash flow assumptions. The total allowance for loan losses on covered and noncovered loans increased $2.0 million to $36.0 million at March 31, 2014, compared to $34.1 million recorded at December 31, 2013. The increase was driven mainly from the provision for loan losses on covered loans. The determination of the allowance for loan losses for noncovered and covered loans is discussed in Note 1 to the consolidated financial statements.

The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 16.67%, a Tier 1 risk-based capital ratio of 27.20% and a Total risk-based capital ratio of 28.47% at March 31, 2014. During the first quarter of 2014, we declared a quarterly cash dividend of $.03 per share to common shareholders.

Recent Developments

Proposed Acquisition of Atlanta Bancorporation, Inc.

On April 25, 2014, the Company entered into a definitive agreement to acquire Atlanta Bancorporation, Inc. and its wholly-owned subsidiary, Bank of Atlanta. Upon the closing of the transaction, Atlanta Bancorporation, Inc. will merge into State Bank Financial Corporation, immediately followed by the merger of Bank of Atlanta into State Bank and Trust Company.
At March 31, 2014, Bank of Atlanta had approximately $198.3 million of total assets, $123.1 million of loans and $161.2 million of deposits. Bank of Atlanta is headquartered in midtown Atlanta and operates one additional banking office in Duluth, Georgia.

State Bank Financial Corporation has agreed to pay approximately $25.2 million in cash for all outstanding shares of Atlanta Bancorporation, Inc. The definitive agreement has been unanimously approved by the Boards of Directors of both companies and is expected to close no later than the fourth quarter of 2014. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval by Atlanta Bancorporation, Inc. shareholders.

Financial Summary

The following table provides unaudited selected financial data for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2.

	2014	2013
(dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Selected Results of Operations Data:
Total interest income on invested funds	$2,493	$2,416	$2,587	$2,693	$2,502
Interest income on noncovered loans, including fees	15,275	15,861	15,800	15,141	14,374
Accretion income on covered loans	26,536	48,065	27,978	25,787	20,636
Total interest expense	1,894	1,961	1,981	1,995	1,996
Net interest income	42,410	64,381	44,384	41,626	35,516
Provision for loan losses (noncovered loans)	—	—	905	665	350
Provision for loan losses (covered loans)	590	(98)	(636)	(1,288)	(2,385)
Amortization of FDIC receivable for loss share agreements	(15,292)	(31,372)	(18,971)	(20,762)	(16,779)
Other noninterest income	3,103	3,955	4,471	4,224	4,121
Total noninterest income	(12,189)	(27,417)	(14,500)	(16,538)	(12,658)
Noninterest expense	23,083	22,718	23,124	25,461	26,664
Income (loss) before income taxes	6,548	14,344	6,491	250	(1,771)
Income tax expense (benefit)	2,226	4,927	2,142	113	(615)
Net income (loss)	$4,322	$9,417	$4,349	$137	$(1,156)

Per Common Share Data:
Basic net income (loss) per share	$.13	$.29	$.14	$—	$(.04)
Diluted net income (loss) per share	.13	.28	.13	—	(.04)
Cash dividends declared per share	.03	.03	.03	.03	.03
Book value per share at period end	13.74	13.62	13.36	13.34	13.38
Tangible book value per share at period end	13.36	13.24	12.97	12.94	12.96
Weighted Average Shares Outstanding:
Basic	32,094,473	32,086,781	31,998,901	31,918,677	31,908,776
Diluted	33,644,135	33,519,550	33,296,650	33,124,681	31,908,776

Capital Ratios:
Average equity to average assets	17.05%	16.78%	16.68%	16.16%	16.35%
Leverage ratio	16.67%	16.55%	16.20%	15.57%	15.51%
Tier 1 risk-based capital ratio	27.20%	27.85%	26.18%	25.88%	28.17%
Total risk-based capital ratio	28.47%	29.11%	27.44%	27.14%	29.45%

Performance Ratios:
Return on average assets	.68%	1.46%	.67%	.02%	(.18)%
Return on average equity	3.99%	8.70%	4.04%	.13%	(1.09)%
Cost of funds	.37%	.37%	.38%	.37%	.38%
Net interest margin (1)(4)	7.38%	11.26%	7.95%	7.40%	6.58%
Interest rate spread (2)(4)	7.25%	11.13%	7.83%	7.29%	6.47%
Efficiency ratio (3)(4)	76.19%	61.28%	77.16%	101.14%	116.21%

	2014	2013
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Asset Quality Ratios:
Net (recoveries) charge-offs to total average noncovered loans	(.07)%	(.08)%	.10%	(.01)%	(.05)%
Nonperforming loans to total noncovered loans (5)	.18%	.20%	.25%	.32%	.41%
Nonperforming assets to loans + ORE:
Noncovered	.26%	.29%	.33%	.42%	.44%
Covered	13.23%	15.22%	15.11%	13.56%	10.67%
Allowance for loan losses to loans:
Noncovered	1.44%	1.48%	1.41%	1.41%	1.44%
Covered	7.79%	6.76%	4.16%	5.28%	7.23%

Selected Average Balances:
Total assets	$2,575,216	$2,559,725	$2,561,802	$2,644,241	$2,627,041
Investment securities	430,696	379,975	375,321	359,391	321,599
Loans receivable:
Noncovered loans (6)	1,133,802	1,144,116	1,140,052	1,083,549	1,007,094
Covered loans	250,824	258,600	305,487	351,955	419,204
Interest-earning assets	2,333,684	2,271,737	2,219,251	2,260,718	2,195,826
Total deposits	2,088,787	2,089,202	2,077,170	2,147,653	2,115,382
Interest-bearing liabilities	1,652,851	1,663,983	1,662,506	1,747,126	1,736,646
Noninterest-bearing liabilities	483,260	466,248	472,084	469,876	460,809
Shareholders' equity	439,105	429,494	427,212	427,239	429,586

Selected Actual Balances:
Total assets	$2,617,378	2,600,705	$2,527,101	$2,607,697	$2,641,306
Investment securities	454,053	387,048	374,838	370,146	351,565
Loans receivable:
Noncovered loans	1,166,913	1,123,475	1,164,854	1,123,122	1,051,455
Covered loans	246,279	257,494	290,077	333,683	396,831
Allowance for loan losses (noncovered loans)	(16,858)	(16,656)	(16,427)	(15,805)	(15,122)
Allowance for loan losses (covered loans)	(19,182)	(17,409)	(12,075)	(17,630)	(28,706)
Interest-earning assets	2,418,390	2,359,145	2,229,921	2,258,641	2,261,731
Total deposits	2,141,061	2,128,325	2,049,911	2,126,084	2,148,190
Interest-bearing liabilities	1,674,018	1,667,085	1,636,414	1,705,398	1,746,293
Noninterest-bearing liabilities	501,921	496,437	462,094	476,373	468,077
Shareholders' equity	441,439	437,183	428,593	425,926	426,936

(1) Annualized net interest income divided by average interest-earning assets.
(2) Yield on interest-earning assets less cost of interest-bearing liabilities.
(3) Noninterest expenses divided by net interest income plus noninterest income.
(4) Calculated on a fully tax-equivalent basis.
(5) The ratio of nonperforming loans to total loans is disclosed for noncovered loans only because there are no covered loans designated as nonperforming.
(6) Includes average nonaccrual loans of $2.1 million for first quarter 2014, $2.6 million for fourth quarter 2013, $2.4 million for third quarter 2013, $4.1 million for second quarter 2013 and $4.0 million for first quarter 2013.

Critical Accounting Policies

There have been no changes to our critical accounting policies from those disclosed in our 2013 Annual Report on Form 10-K. The reader should also refer to the notes in our 2013 Annual Report on Form 10-K.

Balance Sheet Review

General

At March 31, 2014, we had total assets of approximately $2.6 billion, consisting principally of $1.2 billion in net noncovered loans, $227.1 million in net covered loans, $454.1 million in investment securities, $65.2 million in FDIC receivable, $38.4 million in other real estate owned and $556.9 million in cash and cash equivalents. Our liabilities at March 31, 2014 totaled $2.2 billion, consisting principally of $2.1 billion in deposits. At March 31, 2014, our shareholders' equity was $441.4 million.

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

Investments

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At March 31, 2014, we had $454.1 million in our available-for-sale investment securities portfolio representing approximately 17.3% of our total assets, compared to $387.0 million, or 14.9% of total assets, at December 31, 2013. Investment securities were up $67.0 million, or 17.3%, compared to December 31, 2013. Our increased investment in securities was due to management's decision to gain a greater return on liquid assets, which grew during the first quarter of 2014. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile. Investment securities with an aggregate value of $142.8 million were also pledged to secure public deposits or for other purposes at March 31, 2014.

        Our investment portfolio consists of U.S. government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government agency securities and municipal securities and asset-backed securities. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"). These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association ("Ginnie Mae"), which is a federal agency, and are guaranteed by the U.S. government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At March 31, 2014, $72.9 million, or 16.0%, of our available-for-sale securities were invested in U.S. government agencies, compared to $81.1 million, or 21.0%, as of December 31, 2013. At March 31, 2014, $251.7 million, or 55.4%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $175.9 million, or 45.5%, as of December 31, 2013. At March 31, 2014, $114.9 million, or 25.3% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $117.6 million, or 30.4%, as of December 31, 2013. Our nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond. At March 31, 2014, $7.9 million, or 1.7%, of our available-for-sale securities were invested in asset-backed securities, compared to $2.9 million, or .8%, as of December 31, 2013. Asset-backed securities currently consist of highly rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate paper without adding significant risk.

The following table is a summary of our available-for-sale investment portfolio for the periods presented (dollars in thousands):

	March 31, 2014		December 31, 2013
Available-for-Sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$72,468	$72,873	$80,692	$81,111
States and political subdivisions	6,493	6,538	9,317	9,367
Residential mortgage-backed securities — nonagency	107,461	114,932	110,900	117,647
Residential mortgage-backed securities — agency	252,117	251,725	176,503	175,926
Asset-backed securities	7,919	7,932	2,936	2,940
Equity securities	51	53	51	57
Total	$446,509	$454,053	$380,399	$387,048

The following table shows contractual maturities and yields on our investments in debt securities at March 31, 2014 (dollars in thousands):

	Distribution of Maturities
March 31, 2014	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$5,754	$29,886	$8,780	$28,048	$72,468
States and political subdivisions	3,628	2,561	304	—	6,493
Residential mortgage-backed securities — nonagency	—	—	—	107,461	107,461
Residential mortgage-backed securities — agency	—	—	162,550	89,567	252,117
Asset-backed securities	—	—	—	7,919	7,919
Total debt securities	$9,382	$32,447	$171,634	$232,995	$446,458

Fair Value (1):
U.S. Government securities	$5,766	$30,063	$8,819	$28,225	$72,873
States and political subdivisions	3,646	2,571	321	—	6,538
Residential mortgage-backed securities — nonagency	—	—	—	114,932	114,932
Residential mortgage-backed securities — agency	—	—	162,355	89,370	251,725
Asset-backed securities	—	—	—	7,932	7,932
Total debt securities	$9,412	$32,634	$171,495	$240,459	$454,000

Weighted average yield (2):
Total debt securities	1.27%	.77%	1.49%	2.18%	1.79%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis.

Loans

We had total net loans outstanding of approximately $1.4 billion at March 31, 2014 and $1.3 billion at December 31, 2013. Loans secured by real estate mortgages are the principal component of our loan portfolio. Most of our real estate loans are secured by commercial or residential property. We do not generally originate traditional long-term residential mortgages for our portfolio, but we do originate and hold traditional second mortgage residential real estate loans and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, where possible, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of the ultimate repayment or collection of the loan.

Our noncovered loans increased $43.4 million, or 3.9%, to $1.2 billion at March 31, 2014 from December 31, 2013, as we continued to replace our covered loan run-off with organic loan growth. Our covered loans decreased $11.2 million, or 4.4%, to $246.3 million at March 31, 2014 from December 31, 2013, as covered loans were paid down or charged off and submitted to the FDIC for loss share reimbursement. We expect our noncovered loans to continue to increase as we originate and purchase well-underwritten loans, while we expect our covered loans to continue to decrease as such loans are collected, charged-off or the underlying collateral is foreclosed on and sold. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a decrease in gross loans receivable.

The following table summarizes the composition of our loan portfolio for the periods presented (dollars in thousands):

	March 31, 2014				December 31, 2013
	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$259,488	$30,770	$290,258	20.5%	$251,043	$35,383	$286,426	20.7%
Other commercial real estate	593,260	65,599	658,859	46.6%	550,474	67,573	618,047	44.8%
Total commercial real estate	852,748	96,369	949,117	67.1%	801,517	102,956	904,473	65.5%
Commercial & industrial	28,140	4,216	32,356	2.3%	30,145	4,271	34,416	2.5%
Owner-occupied real estate	171,221	52,791	224,012	15.9%	174,858	54,436	229,294	16.6%
Total commercial & industrial	199,361	57,007	256,368	18.2%	205,003	58,707	263,710	19.1%
Residential real estate	67,896	92,509	160,405	11.4%	66,835	95,240	162,075	11.7%
Consumer & other	46,908	394	47,302	3.3%	50,120	591	50,711	3.7%
Total gross loans receivable, net of deferred fees	1,166,913	246,279	1,413,192	100.0%	1,123,475	257,494	1,380,969	100.0%
Less - allowance for loan losses	(16,858)	(19,182)	(36,040)		(16,656)	(17,409)	(34,065)
Total loans, net	$1,150,055	$227,097	$1,377,152		$1,106,819	$240,085	$1,346,904

FDIC Receivable for Loss Share Agreements and Clawback Liability

In connection with each of our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC and we recorded a net receivable from the FDIC which represents the estimated reimbursements we expect to receive from losses we incur as we dispose of loans and other real estate covered under the loss share agreements, less payments owed on recoveries and the clawback liability. At March 31, 2014, 17.4% of our outstanding principal balance of loans and 97.7% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us either 80% or 95% of all losses we incur in connection with those assets.

At March 31, 2014, we had $246.3 million of covered loans and $37.5 million of covered other real estate owned subject to loss share agreements. Of this amount, $111.9 million of loans and $26.4 million of other real estate owned are associated with commercial loss share agreements under which our right to be reimbursed by the FDIC for losses is expiring in 2014. We are amortizing any impairment of the FDIC receivable for loss share agreements over the lesser of the remaining life of the loan or the expiration of the loss share agreement. The only portion of the FDIC receivable related to each applicable loss share agreement that will remain upon the expiration of such loss share agreement will be for claims on losses submitted to the FDIC prior to the time the agreement expired, but for which we have not yet received reimbursement. Any recoveries on commercial assets during the three year period following expiration of the loss share coverage will be shared with the FDIC generally at 80% or 95%, depending on the threshold included in the loss share agreement. Any losses on covered assets after the applicable loss share agreement expires will not be eligible for reimbursement from the FDIC. We do not anticipate that these losses will be material to our overall financial results. The covered loans will continue to be subject to the quarterly re-estimation of cash flows. The other real estate owned is carried at the lower of cost or fair value less estimated costs to sell, with periodic reviews of the carrying value.

The FDIC receivable for loss share agreements was $65.2 million at March 31, 2014, a decrease of $37.9 million, or 36.8%, from $103.2 million as of December 31, 2013. The decrease in the FDIC receivable for the first quarter of 2014 as compared to the year ended December 31, 2013 was the result of $16.5 million in cash collected from the FDIC on realized losses on our covered assets. Additionally, we recognized $15.3 million of amortization expense resulting from impairments to the FDIC receivable as cash flow estimates improve for certain of our covered loans. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement. Of the remaining FDIC receivable, $29.1 million is currently scheduled for future amortization with an estimated weighted average life of four quarters. This time frame for amortization is driven, in large part, by the fact that our earliest failed bank acquisitions were our largest transactions and the commercial loss share agreements for these transactions begin expiring in 2014.

At the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we will be required to reimburse the FDIC in the event that losses on covered assets do not reach originally expected losses. The potential reimbursement to the FDIC is based on the initial discount received less cumulative servicing amounts for the covered assets acquired. As of March 31, 2014, we have recorded a $5.1 million liability to the FDIC related to the First Security National Bank, NorthWest Bank & Trust, United Americas Bank, Community Capital Bank and Piedmont Community Bank acquisitions, which is netted against the FDIC Receivable for Loss Share Agreements in our consolidated statements of financial condition.

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

The ALL on our noncovered loan portfolio is determined based on factors such as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans and economic conditions that may affect the borrowers' ability to pay. The ALL for noncovered loans consists of two components: a specific reserve and a general amount. The specific reserve is representative of identified credit exposures that are readily predictable by the current performance of the borrower and the underlying collateral and relates to loans that are individually determined to be impaired. The general amount is based on historical loss experience adjusted for current economic factors and relates to nonimpaired loans. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies or procedures. The qualitative analysis requires judgment by management and is subject to continuous validation.

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

The covered loan ALL analysis represents management's estimate of the potential impairment of the acquired loan portfolio subsequent to the original acquisition date. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. The potentially higher yield is recorded as accretion income on covered loans on our consolidated statements of operations. If actual losses exceed the estimated losses, we record a provision for loan losses on covered loans as an expense on our consolidated statements of operations. If actual losses are less than our previously estimated losses, we reduce the covered ALL by recording a negative provision for loan losses on covered loans up to the amount of the ALL previously recorded. We record the provision for loan losses on covered loans on our consolidated statements of operations net of the amount that will be recovered by us under the related FDIC loss share agreements.

At March 31, 2014, our total ALL for noncovered and covered loans was $36.0 million, an increase of $2.0 million compared to December 31, 2013. The ALL reflected net charge-offs and provision for loan losses of $1.2 million and $590,000, respectively, on noncovered and covered loans for the quarter ended March 31, 2014.

At March 31, 2014, our noncovered ALL increased $202,000 to $16.9 million, compared to $16.7 million at December 31, 2013 resulting from net recoveries. There was no provision for loan losses charged to expense for our noncovered loans for the three months ended March 31, 2014, compared to $350,000 of provision for loan losses charged to expense for the three months ended March 31, 2013. The noncovered ALL to total noncovered loans was 1.44% at March 31, 2014, compared to 1.49% at December 31, 2013.

We established the covered ALL due to additional credit deterioration in our covered loan portfolio subsequent to initial fair value estimates. At March 31, 2014, our covered ALL increased $1.8 million to $19.2 million, compared to $17.4 million at December 31, 2013. The increase in the covered ALL was mainly due to provision expense recorded in the three months ended March 31, 2014 relating primarily to one of the loan pools that closed during the quarter. The provision for loan losses charged to expense for the three months ended March 31, 2014 was $590,000, net of the amount recorded through the FDIC receivable, compared to negative $2.4 million for the same period in 2013. At March 31, 2014, our covered loan portfolio balance continued to decline with an ending balance of $246.3 million, compared to $257.5 million at December 31, 2013.
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

Because all of our covered loans are purchased credit impaired loans, our provision for loan losses will be most significantly influenced by differences in actual credit losses resulting from the resolution of covered loans from the estimated credit losses used in determining the estimated fair values of such purchased credit impaired loans as of their acquisition or re-estimation dates. For noncovered loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

The following table summarizes the activity in our allowance for loan losses related to our noncovered and covered loans for the periods presented (dollars in thousands):

	Three Months Ended March 31
	2014			2013
	Noncovered Loans	Covered Loans	Totals	Noncovered Loans	Covered Loans	Total
Balance, at the beginning of period	$16,656	$17,409	$34,065	$14,660	$55,478	$70,138
Charge-offs:
Construction, land & land development	65	1,916	1,981	—	6,236	6,236
Other commercial real estate	—	3,001	3,001	1	2,931	2,932
Total commercial real estate	65	4,917	4,982	1	9,167	9,168
Commercial & industrial	65	539	604	10	189	199
Owner-occupied real estate	—	794	794	—	1,210	1,210
Total commercial & industrial	65	1,333	1,398	10	1,399	1,409
Residential real estate	—	410	410	—	455	455
Consumer & other	6	10	16	1	195	196
Total charge-offs	$136	$6,670	$6,806	$12	$11,216	$11,228
Recoveries on loans previously charged-off:
Construction, land & land development	282	1,847	2,129	111	2,351	2,462
Other commercial real estate	—	1,528	1,528	3	880	883
Total commercial real estate	282	3,375	3,657	114	3,231	3,345
Commercial & industrial	54	302	356	—	281	281
Owner-occupied real estate	—	816	816	5	2,010	2,015
Total commercial & industrial	54	1,118	1,172	5	2,291	2,296
Residential real estate	2	698	700	1	1,487	1,488
Consumer & other	—	40	40	4	—	4
Total recoveries	$338	$5,231	$5,569	$124	$7,009	$7,133
Net (recoveries) charge-offs	(202)	1,439	1,237	(112)	4,207	4,095
Provision for loan losses	—	3,212	3,212	350	(22,565)	(22,215)
Amount attributable to FDIC loss share agreements	—	(2,622)	(2,622)	—	20,180	20,180
Total provision for loan losses charged to operations	—	590	590	350	(2,385)	(2,035)
Provision for loan losses recorded through the FDIC loss share receivable	—	2,622	2,622	—	(20,180)	(20,180)
Balance, at end of period	$16,858	$19,182	$36,040	$15,122	$28,706	$43,828
Allowance for loan losses to loans receivable	1.44%	7.79%	2.55%	1.44%	7.23%	3.03%
Ratio of net (recoveries) charge-offs to average loans outstanding	(.07)%	2.33%	.36%	(.05)%	4.07%	1.16%

Allocation of Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses for noncovered and covered loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Noncovered loans:
Construction, land & land development	$3,614	18.3%	$3,667	18.2%
Other commercial real estate	8,112	42.0%	7,496	39.9%
Total commercial real estate	11,726	60.3%	11,163	58.1%
Commercial & industrial	500	2.0%	604	2.2%
Owner-occupied real estate	2,496	12.2%	2,535	12.7%
Total commercial & industrial	2,996	14.2%	3,139	14.9%
Residential real estate	1,033	4.8%	1,015	4.8%
Consumer & other	1,103	3.3%	1,339	3.6%
Total allowance for noncovered loans	$16,858	82.6%	$16,656	81.4%
Covered loans:
Construction, land & land development	$3,736	2.2%	$4,341	2.5%
Other commercial real estate	8,371	4.6%	6,885	4.9%
Total commercial real estate	12,107	6.8%	11,226	7.4%
Commercial & industrial	1,360.3%		1,680.3%
Owner-occupied real estate	2,688	3.7%	1,950	3.9%
Total commercial & industrial	4,048	4.0%	3,630	4.2%
Residential real estate	2,986	6.6%	2,481	6.9%
Consumer & other	41	—%	72.1%
Total allowance for covered loans	$19,182	17.4%	$17,409	18.6%
Total allowance for loan losses	$36,040	100.0%	$34,065	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, other real estate owned and foreclosed property. For noncovered loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

All of our covered loans were acquired in failed bank transactions and were considered to have evidence of credit deterioration as limited due diligence was afforded to allow a sufficient detailed review to classify the acquired loans into credit deterioration and performing categories. At the time of acquisition, our covered loans were designated as specifically-reviewed or as part of loan pool and accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As a result, we do not consider our covered loans acquired to be nonperforming assets as long as their cash flows and timing of such cash flows continue to be estimable and probable. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. As a result, management has excluded covered loans from the table in this section.

Noncovered loans that have been placed on nonaccrual are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. The majority of our noncovered nonaccrual loans are collateral dependent and, therefore, are valued at the fair value of collateral less estimated costs to sell. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

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

For noncovered loans, we will record either a specific allowance or a charge-off against the allowance for loan losses if an impairment analysis indicates a collateral deficiency. Subsequently, we will review our noncovered allowance for loan losses and replenish it as required by our allowance for loan loss model.

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

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At March 31, 2014, we did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the periods presented (dollars in thousands):

	March 31, 2014			December 31, 2013
	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total
Nonaccrual loans	$1,265	$—	$1,265	$1,396	$—	$1,396
Troubled debt restructurings not included above	866	—	866	869	—	869
Total nonperforming loans	2,131	—	2,131	2,265	—	2,265
Other real estate owned	901	37,536	38,437	965	46,222	47,187
Total nonperforming assets	$3,032	$37,536	$40,568	$3,230	$46,222	$49,452
Nonperforming loans to total loans	.18%	—%	.15%	.20%	—%	.16%
Nonperforming assets to total loans and other real estate owned	.26%	13.23%	2.79%	.29%	15.22%	3.46%

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $40.6 million, or 2.8% of total loans and other real estate owned, at March 31, 2014, compared to $49.5 million, or 3.5% of total loans and other real estate owned, at December 31, 2013. Of the $40.6 million in nonperforming assets at March 31, 2014, $37.5 million related to other real estate owned covered by loss share agreements with the FDIC. Of the $49.5 million in nonperforming assets at December 31, 2013, $46.2 million related to other real estate owned covered by loss share agreements with the FDIC. Covered assets accounted for 92.5% and 93.5% of total nonperforming assets at March 31, 2014 and December 31, 2013, respectively.

At both March 31, 2014 and December 31, 2013, we had no accruing noncovered loans greater than 90 days past due. At both March 31, 2014 and December 31, 2013, a significant portion of our covered loans were past due, including many that were 90 days or greater past due. However, as noted previously, under ASC 310-30, our covered loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

Interest income on noncovered nonaccrual loans that would have been earned if the loans had performed in accordance with the original terms was approximately $25,000 for the three months ended March 31, 2014. Interest income recognized on noncovered nonaccrual loans was approximately $47,000 for the three months ended March 31, 2014.

Potential noncovered problem loans amounted to $3.8 million, or .3%, of total noncovered loans outstanding at March 31, 2014, compared to $8.3 million, or .7%, of total noncovered loans outstanding at December 31, 2013. Potential noncovered problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.

Deferred Tax Asset

As of March 31, 2014, we had $7.6 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $148 million. Future taxable income required to support the deferred tax asset in the carry forward period, which is currently 20 years, is approximately $20 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits
Total deposits at March 31, 2014 were $2.1 billion, an increase of $12.7 million from December 31, 2013. During the three months ended March 31, 2014, we continued to enhance our deposit product offerings for commercial customers. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The overall mix of deposits improved during the three months ended March 31, 2014, with noninterest-bearing deposits increasing $3.3 million from December 31, 2013 to $471.4 million and representing 22.0% of total deposits. The increase in noninterest-bearing deposits resulted primarily from commercial checking accounts.

Interest-bearing transaction accounts increased $14.7 million during the three months ended March 31, 2014. The majority of the increase was related to growth in commercial accounts. Furthermore, interest-bearing deposits in savings and money market accounts increased $11.1 million, primarily resulting from business development activity in commercial deposits. Time deposits, excluding brokered and wholesale time deposits, decreased $14.6 million during the three months ended March 31, 2014. The duration of our CD portfolio continues to remain short, and we continue to aggressively reprice high cost deposits. Due to our strategy of decreasing our cost of funds, we were not able to renew all maturing deposits. Customers with maturing CDs in 2014 were offered lower rates at renewal resulting in some customers choosing not to renew or opting to invest in other products.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 37 basis points for the three months ended March 31, 2014 and 2013.

The following table shows the composition of deposits as of the dates indicated (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$471,414	22.0%	$468,138	22.0%
Interest-bearing transaction accounts	382,697	17.9%	367,983	17.3%
Savings and money market deposits	903,198	42.2%	892,136	41.9%
Time deposits less than $100,000	162,002	7.6%	168,611	7.9%
Time deposits $100,000 or greater	116,858	5.4%	124,827	5.9%
Brokered and wholesale time deposits	104,892	4.9%	106,630	5.0%
Total deposits	$2,141,061	100.0%	$2,128,325	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the dates indicated (dollars in thousands):

	For the Three Months Ended March 31
	2014		2013
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$441,875	—%	$384,660	—%
Interest-bearing transaction accounts	357,988.12%		324,342.12%
Savings and money market deposits	894,994.44%		956,517.43%
Time deposits less than $100,000	165,158.54%		197,893.59%
Time deposits $100,000 or greater	122,217.69%		145,329.74%
Brokered and wholesale time deposits	106,555.93%		106,641.93%
Total deposits	$2,088,787		$2,115,382

The maturity distribution of our wholesale and time deposits of $100,000 or greater at March 31, 2014 was as follows (dollars in thousands):

Three months or less	$31,224
Over three through six months	29,617
Over six though twelve months	47,139
Over twelve months	43,106
Total	$151,086

Capital Resources

We maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At March 31, 2014, shareholders' equity was $441.4 million, or 16.9% of total assets, compared to $437.2 million, or 16.8% of total assets, at December 31, 2013. The primary factors affecting changes in shareholders' equity were our net income and the change in accumulated other comprehensive income, offset by dividends declared during the year.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board ("FRB") imposes similar capital regulations on bank holding companies. To be considered "well capitalized" under capital guidelines, the Bank must maintain total risk-based capital, Tier I capital and leverage ratios of 10%, 6%, and 5%, respectively. To be considered "adequately capitalized" under capital guidelines, the Company must maintain total risk-based capital of 8% and Tier I and leverage ratios of 4%. At March 31, 2014, we exceeded all minimum regulatory capital requirements as shown in the table below.

At March 31, 2014, Tier 1 and Total Risk-Based Capital ratios declined for the Bank and Company compared to December 31, 2013, as a result of the declaration of dividends and the increase in risk-weighted assets, offset by net income for the first quarter of 2014. The increase in risk-weighted assets was attributable in large part to the growth in our noncovered loan portfolio which has higher risk-weights than our covered loan portfolio and the FDIC receivable, each of which declined during the first quarter of 2014. At March 31, 2014, the leverage ratio increased for the Company and Bank compared to the December 31, 2013 as a result of a decrease in average assets.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	March 31, 2014		December 31, 2013
	Bank	Company	Bank	Company
Leverage ratio	14.44%	16.67%	14.28%	16.55%
Tier 1 risk-based capital ratio	23.55%	27.20%	24.06%	27.85%
Total risk-based capital ratio	24.82%	28.47%	25.32%	29.11%

The Company and the Bank entered into a Capital Maintenance Agreement with the FDIC that terminated on December 31, 2013. Under the terms of the Capital Maintenance Agreement, the Bank was required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time the Bank's leverage ratio fell below 10%, or its risk-based capital ratio fell below 12%, the Company would have been required to immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Company and the Bank entered into a new Capital Maintenance Agreement with the FDIC on substantially the same terms as the prior agreement that requires the Bank to maintain the same capital levels as the prior agreement. The new Capital Maintenance Agreement expires on July 26, 2016. The Bank was in compliance with each respective Capital Maintenance Agreement at March 31, 2014 and December 31, 2013.

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

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from our subsidiary bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. As of March 31, 2014, our subsidiary bank had no dividend capacity to pay dividends to us without prior regulatory approval. At March 31, 2014, the Company had $55.7 million in cash and due from bank accounts, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. On March 18, 2014, we paid a cash dividend of $.03 per common share to our shareholders.

We currently have a level of capitalization that will support significant growth, and the long term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we recently entered into a definitive agreement to acquire Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At March 31, 2014, unfunded commitments to extend credit were $325.9 million. A significant portion of the unfunded commitments related to commercial and residential real estate and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At March 31, 2014, there were commitments totaling approximately $1.7 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      Except as disclosed in Note 12 to our consolidated financial statements located in Part I, Item I of this Quarterly Report on Form 10-Q, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations as of March 31, 2014 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$22,691	$2,692	$5,204	$5,051	$9,744

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

The asset portion of the balance sheet provides liquidity primarily through scheduled payments, maturities and repayments of loans and investment securities. Cash and short-term investments such as federal funds sold and interest-bearing deposits with other banks are also sources of funding. As we dispose of our covered loans and assets, the collection of the FDIC receivable provides an additional source of funding.

At March 31, 2014, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $556.9 million, or 21.3% of total assets. Our available-for-sale securities at March 31, 2014 amounted to $454.1 million, or 17.3% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2014, core deposits were 148.7% of net loans, compared with 150.8% at December 31, 2013. We maintain seven federal funds lines of credit with correspondent banks totaling $150.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2014, we had no advances from the FHLB and a remaining credit availability of $82.0 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $207.5 million secured by certain loans from our loan portfolio.

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

Through the use of derivatives, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. As of March 31, 2014, we had interest rate swaps and caps with aggregate notional amounts of $152.9 million and $200.0 million, respectively. The fair value of the derivative financial assets was $6.7 million as of March 31, 2014, compared to $8.1 million as of December 31, 2013. The fair value of the derivative financial liabilities was $813,000 as of March 31, 2014, compared to $764,000 as of December 31, 2013. Note 8 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

This earnings simulation model projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate-sensitive assets and rate-sensitive liabilities will reprice, (3) the expected growth in various interest-earning assets and interest-bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) cash flow and accretion expectations from loans acquired in FDIC transactions, and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our changes in net interest income assuming interest rates go up 100 basis points, up 200 basis points, down 100 basis points and down 200 basis points. We also model more extreme rises in interest rates (e.g. up 500 basis points). For purposes of this model, we have assumed that the changes in interest rates phase in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest-bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2014. Based on the simulation run at March 31, 2014, annual net interest income would be expected to increase approximately .30%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 1.38%. If rates decreased 100 basis points from current rates, net interest income is projected to increase approximately .64%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	March 31, 2014	December 31, 2013
+200	1.38%	1.61%
+100	.30	.40
-100.64		.67
-200	Not meaningful	Not meaningful

Results of Operations

Net Interest Income (Taxable Equivalent)

       Net interest income, which is our primary source of earnings, is the difference between interest earned on interest-earning assets, as well as any accretion income on covered loans under our loss share agreements with the FDIC, and interest incurred on interest-bearing liabilities. Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources and movements in market interest rates.

Our net interest income on a taxable equivalent basis was $42.5 million for the three months ended March 31, 2014, an increase of $6.9 million, or 19.3%, from the three months ended March 31, 2013. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities was 7.25% for the three months ended March 31, 2014, an increase of 78 basis points from the same period in 2013. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest earning assets was 7.38% for the three months ended March 31, 2014, an increase of 80 basis points from the three months ended March 31, 2013.

The yield on average earnings assets was 7.71% for the three months ended March 31, 2014, an increase of 77 basis points from the three months ended March 31, 2013, driven primarily by increases in our covered loan yield. Our covered loan yield increased to 42.91% for the three months ended March 31, 2014, compared to 19.96% for the three months ended March 31, 2013 resulting from a $5.9 million, or 28.6%, increase in accretion income on covered loans for the three months ended March 31, 2014 compared to the same period in 2013, even while average covered loans decreased $168.4 million, or 40.2%, over the same period. The increase in accretion income on our covered loans is primarily from gains of $15.9 million on covered loan pools that closed during the quarter, as well as, increases in estimated cash flows on covered loans and earlier and than expected payoffs on covered loans during the three months ended March 31, 2014. The increases in our covered loan yields were partially offset by decreases in both our yield on noncovered loans and our investment portfolio. Our noncovered loan yield for the three months ended March 31, 2014 was 5.49%, a 33 basis point decrease from the three months ended March 31, 2013, primarily driven by continued competitive pressures and the prolonged low interest rate environment. The yield on our investment portfolio was 2.03% for the three months ended March 31, 2014, down 83 basis points from the three months ended March 31, 2013, primarily driven by higher-yielding nonagency mortgage-backed securities becoming a smaller percentage of our investment portfolio. Over the past twelve months, cash flows from our nonagency mortgage-backed securities and a portion of excess cash on our balance sheet were invested into lower-yielding securities thus lowering the overall yield. Continued reinvestment into lower-yielding investments, due to the current interest rate environment and our focus on maintaining a short duration portfolio, is expected to produce lower overall yields in our investment portfolio.

The average rate on interest-bearing liabilities was .46% for the three months ended March 31, 2014, a decrease of one basis point from the three months ended March 31, 2013, resulting from a change in mix of interest-bearing liabilities. The average rate paid on interest-bearing deposits was .43% for the three months ended March 31, 2014, a decrease of two basis points from the three months ended March 31, 2013, while the average balance of interest-bearing deposits outstanding was $1.6 billion for the three months ended March 31, 2014, a decrease of $83.8 million from the same period in 2013. The decline in the average rate paid was a result of our continued shift in our deposit mix away from higher cost money market accounts and time deposits to lower cost transaction deposits. Our cost of funds was 37 basis points for the three months ended March 31, 2014 and 2013.

Average Balances, Net Interest Income, Yields and Rates

The following tables show our average balance sheet and our average yields on assets and average costs of liabilities for the periods indicated (dollars in thousands). We derive these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities, respectively. We have derived average balances from the daily balances throughout the periods indicated.

	For the Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$518,362	$345.27%		$447,929	$251.23%
Taxable investment securities	425,158	2,127	2.03%	314,510	2,220	2.86%
Nontaxable investment securities, tax-equivalent basis (1)	5,538	32	2.34%	7,089	48	2.75%
Noncovered loans receivable, tax-equivalent basis (2) (3)	1,133,802	15,340	5.49%	1,007,094	14,443	5.82%
Covered loans receivable	250,824	26,536	42.91%	419,204	20,636	19.96%
Total earning assets	2,333,684	44,380	7.71%	2,195,826	37,598	6.94%
Total nonearning assets	241,532			431,215
Total assets	$2,575,216			$2,627,041

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$357,988	$106.12%		$324,342	$94.12%
Savings & money market deposits	894,994	968.44%		956,517	1,022.43%
Time deposits less than $100,000	165,158	220.54%		197,893	288.59%
Time deposits $100,000 or greater	122,217	207.69%		145,329	266.74%
Brokered and wholesale time deposits	106,555	245.93%		106,641	245.93%
Notes Payable	5,212	148	11.52%	2,536	80	12.79%
Securities sold under agreements to repurchase	727	—	—%	3,388	1.12%
Total interest-bearing liabilities	1,652,851	1,894.46%		1,736,646	1,996.47%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	441,875			384,660
Other liabilities	41,385			76,149
Shareholders’ equity	439,105			429,586
Total liabilities and shareholders’ equity	$2,575,216			$2,627,041
Net interest income		$42,486			$35,602
Net interest spread			7.25%			6.47%
Net interest margin			7.38%			6.58%
Cost of funds			.37%			.37%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $11,000 and $17,000 for the three months ended March 31, 2014 and 2013, respectively.
(2)   Includes average nonaccruing noncovered loans of $2.1 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively. There are no nonaccrual covered loans.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $65,000 and $69,000 for the three months ended March 31, 2014 and 2013, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (in thousands):

	Three Months Ended
	March 31, 2014 vs. March 31, 2013
	Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Noncovered loans	$5,449	$(4,552)	$897
Covered loans	(60,793)	66,693	5,900
Taxable investment securities	2,709	(2,802)	(93)
Nontaxable investment securities	(10)	(6)	(16)
Interest-bearing deposits in other financial institutions	46	48	94
Total interest income	(52,599)	59,381	6,782

Interest expense:
Total deposits	(91)	(78)	(169)
Notes payable	165	(97)	68
Securities sold under repurchase agreements and federal funds purchased	—	(1)	(1)
Total interest expense	74	(176)	(102)
Net interest income	$(52,673)	$59,557	$6,884

(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan Losses

We have established an allowance for loan losses on both noncovered and covered loans through a provision for loan losses charged as an expense on our consolidated statements of operations.

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

We did not establish an allowance for loan losses at the date of each acquisition for the covered loans in our loan portfolio that we acquired under loss share agreements with the FDIC because we recorded these loans at fair value at the time of each respective acquisition. We evaluate the recorded investment in our covered loans during our quarterly re-estimation of cash flows, which includes a comparison of our actual losses to our estimated losses to determine whether additional provision is necessary. We update our re-estimations of cash flows on a quarterly basis based on changes to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our re-estimated cash flows decline from the last estimated cash flows, we record a provision for loan losses in our consolidated statements of operations. In that event, due to the FDIC loss share agreements, we would bear a net expense between 5% and 20% of the estimated loss, depending upon the applicable loss share agreement to which the loss is related. Conversely, if the expected cash flows improve from our last estimates, any previous impairment is partially or fully reversed and an adjustment to yield is recognized over the remaining life of the loan or pool of loans, as applicable.

We recorded no provision for loan losses related to noncovered loans for the three months ended March 31, 2014, compared to $350,000 for the three months ended March 31, 2013. The amount of noncovered loan loss provision recorded in each period reflects the amount required such that the total balance of the allowance for loan losses is appropriate, in management's opinion, to sufficiently cover probable losses in the noncovered loan portfolio.

Our provision for loan losses related to covered loans was $590,000 for the three months ended March 31, 2014 compared to negative $2.4 million for the three months ended March 31, 2013. The covered provision for loan losses charged to operations in the first quarter of 2014 primarily related to one of the loan pools that closed during the quarter. The negative provision of $2.4 million for the quarter ended March 31, 2013 was primarily due to improved cash flow expectations on covered loans from the previous re-estimation.

Noninterest Income

Noninterest income for the three months ended March 31, 2014 totaled negative $12.2 million, down $469,000 from the three months ended March 31, 2013. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2014	2013
Service charges on deposits	$1,158	$1,215
Payroll fee income	953	832
ATM income	590	605
Bank-owned life insurance income	329	344
Mortgage banking income	159	306
Gain on sale of investment securities	11	364
Other	(97)	455
Noninterest income before amortization of FDIC receivable for loss share agreements	3,103	4,121
Amortization of FDIC receivable for loss share agreements	(15,292)	(16,779)
Total noninterest income	$(12,189)	$(12,658)

Payroll fee income increased $121,000, or 14.5%, to $953,000 for the three months ended March 31, 2014 compared to the same period in 2013 due to the introduction of our automated human resources information system ("HRIS"), associated implementation fees, and increased customer volume.

Other noninterest income decreased $552,000, or 121.32%, to negative $97,000 for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was a result of losses on the sale of premises and equipment of $259,000 for the three months ended March 31, 2014, compared to gains on the sale of premises and equipment of $2,000 for the same period in 2013. Also contributing to the decrease were net losses of $244,000 in hedge ineffectiveness for the three months ended March 31, 2014, compared to net gains of $92,000 in hedge ineffectiveness for the three months ended March 31, 2013. The offset resulting from the change in the fair value of the interest rate swaps and value of the underlying assets contributed to the ineffectiveness during 2014 and 2013.

Net amortization of the FDIC receivable decreased $1.5 million, or 8.9%, to $15.3 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in amortization expense is due to changes made to assumptions during the quarterly re-estimation of cash flows recognized over the lesser of the remaining life of the loan or the applicable loss share period. To the extent that currently estimated cash flows on covered loans are more than originally estimated and therefore projected losses are less than originally expected, the related reimbursements from the FDIC are less. The result of higher expected cash flows and lower projected losses is amortization of the present value of expected future cash flows from the FDIC receivable.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2014 totaled $23.1 million, down $3.6 million from the three months ended March 31, 2013. The following table presents the components of noninterest expense for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31
	2014	2013
Salaries and employee benefits	$15,077	$17,395
Occupancy and equipment	2,529	2,456
Data processing	1,672	1,437
Legal and professional fees	1,014	1,601
Loan collection and OREO costs	624	1,288
Federal deposit insurance premiums and other regulatory fees	334	469
Marketing	332	328
Amortization of intangibles	162	370
Other	1,339	1,320
Total noninterest expense	$23,083	$26,664

Salaries and employee benefits decreased $2.3 million, or 13.3%, to $15.1 million during the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of the recognition of a one-time severance expense of $1.6 million related to ongoing efficiency improvements during the three months ended March 31, 2013. The remaining decrease is largely attributable to the reduction in personnel within the special assets division.

Legal and professional fees decreased $587,000, or 36.7%, to $1.0 million during the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of decreases in consulting fees and audit and accounting fees. Consulting fees and audit and accounting fees were down $570,000 from first quarter 2013 due to greater reliance on internal resources and fewer outsourced internal audit engagements during the quarter.

Loan collection and OREO costs decreased $664,000, or 51.6% to $624,000 during the three months ended March 31, 2014 compared to the same period in 2013, resulting from quarterly volatility related to covered asset resolution. FDIC insurance premiums and other regulatory fees decreased $135,000, or 28.8%, to $334,000 for the first quarter of 2014, compared to the same period in 2013 primarily due to a lower rate assessment due to a decrease in the trailing twelve months average covered loans net charge-offs in 2014 as compared to 2013.

Income Taxes

       Income tax expense (benefit) is composed of both state and federal income tax expense. The effective tax rate was a relatively consistent 34.0% and 34.7% for the three months ended March 31, 2014 and 2013, respectively. Income tax expense increased $2.8 million in the quarter ended March 31, 2014 as compared to the same quarter last year primarily due to the higher level of income before income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of March 31, 2014, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Executive Officer Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 18, 2014)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v)  Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

May 9, 2014	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

May 9, 2014	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit List

10.1	Executive Officer Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 18, 2014)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v)  Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.