Form 10-Q
period 2014-06-30
STATE BANK FINANCIAL CORP
filed 2014-08-08
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to_____

Commission file number: 001-35139

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

The number of shares outstanding of the registrant’s common stock, as of August 8, 2014 was 32,207,145

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our projected growth, our anticipated acquisitions, including our pending acquisitions of Atlanta Bancorporation, Inc. and Georgia-Carolina Bancshares, Inc., our anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including projections of future amortization of the FDIC receivable and accretion on acquired loans and their impact on earnings, the impact of the expiration of loss share agreements, anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include the following:

•	the inability to obtain the requisite regulatory approvals for our anticipated acquisitions and meet other closing terms and conditions;

•	the reaction to the anticipated acquisitions of all of the banks' customers, employees and counterparties or difficulties related to the transition of services;

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

PART I

Item 1. Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$8,333	$8,518
Interest-bearing deposits in other financial institutions	499,400	590,231
Cash and cash equivalents	507,733	598,749
Investment securities available-for-sale	494,874	387,048
Loans receivable:
Noncovered under FDIC loss share agreements	1,230,304	1,123,475
Covered under FDIC loss share agreements	211,302	257,494
Allowance for loan losses (noncovered loans)	(17,885)	(16,656)
Allowance for loan losses (covered loans)	(17,722)	(17,409)
Net loans	1,405,999	1,346,904
Mortgage loans held for sale	726	897
Other real estate owned:
Noncovered under FDIC loss share agreements	729	965
Covered under FDIC loss share agreements	23,209	46,222
Premises and equipment, net	34,820	33,318
Goodwill	10,381	10,381
Other intangibles, net	1,663	1,986
FDIC receivable for loss share agreements	39,250	103,160
Other assets	60,896	71,075
Total assets	$2,580,280	$2,600,705
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$461,434	$468,138
Interest-bearing deposits	1,653,779	1,660,187
Total deposits	2,115,213	2,128,325
Securities sold under agreements to repurchase	—	1,216
Notes payable	2,779	5,682
Other liabilities	13,981	28,299
Total liabilities	2,131,973	2,163,522
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2014 and 2013, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,130,645 and 32,094,145 shares issued and outstanding in 2014 and 2013, respectively	321	321
Additional paid-in capital	296,374	295,379
Retained earnings	145,894	136,313
Accumulated other comprehensive income, net of tax	5,718	5,170
Total shareholders' equity	448,307	437,183
Total liabilities and shareholders' equity	$2,580,280	$2,600,705
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Operations (Unaudited) (Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Interest income:
Noncovered loans, including fees	$15,380	$15,141	$30,655	$29,515
Accretion income on covered loans	17,087	25,787	43,623	46,423
Investment securities:
Taxable	2,181	2,355	4,308	4,575
Tax-exempt	21	24	42	55
Deposits with other financial institutions	320	314	665	565
Total interest income	34,989	43,621	79,293	81,133
Interest expense:
Deposits	1,759	1,859	3,505	3,774
Notes payable	87	135	235	215
Federal funds purchased and repurchase agreements	—	1	—	2
Total interest expense	1,846	1,995	3,740	3,991
Net interest income	33,143	41,626	75,553	77,142
Provision for loan losses (noncovered loans)	1,000	665	1,000	1,015
Provision for loan losses (covered loans)	(299)	(1,288)	291	(3,673)
Net interest income after provision for loan losses	32,442	42,249	74,262	79,800
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(1,949)	(20,762)	(17,241)	(37,541)
Service charges on deposits	1,196	1,284	2,354	2,499
Mortgage banking income	163	289	322	595
Gain on sale of investment securities	12	—	23	364
Payroll fee income	822	705	1,775	1,537
ATM income	636	635	1,226	1,240
Bank-owned life insurance income	329	335	658	679
Other	160	976	63	1,431
Total noninterest income	1,369	(16,538)	(10,820)	(29,196)
Noninterest expense:
Salaries and employee benefits	14,575	15,547	29,652	32,942
Occupancy and equipment	2,314	2,550	4,843	5,006
Legal and professional fees	996	1,280	2,010	2,881
Marketing	548	350	880	678
Federal deposit insurance premiums and other regulatory fees	337	604	671	1,073
Loan collection and OREO costs	(32)	1,944	592	3,232
Data processing	1,714	1,504	3,386	2,941
Amortization of intangibles	161	369	323	739
Other	1,463	1,313	2,802	2,633
Total noninterest expense	22,076	25,461	45,159	52,125
Income (loss) before income taxes	11,735	250	18,283	(1,521)
Income tax expense (benefit)	4,228	113	6,454	(502)
Net income (loss)	$7,507	$137	$11,829	$(1,019)
Basic net income (loss) per share	$.23	$—	$.37	$(.03)
Diluted net income (loss) per share	$.22	$—	$.35	$(.03)
Cash dividends declared per common share	$.04	$.03	$.07	$.06
Weighted Average Shares Outstanding:
Basic	32,126,260	31,918,677	32,110,454	31,913,754
Diluted	33,589,797	33,124,681	33,617,054	31,913,754
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net income (loss)	$7,507	$137	$11,829	$(1,019)
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses)	433	(1,311)	897	(2,858)
Reclassification adjustment for net gains realized and included in earnings	(12)	—	(23)	(364)
Amount reclassified into net income on cash flow hedges	57	3	97	3
Other comprehensive income (loss), before income taxes	478	(1,308)	971	(3,219)
Income tax expense (benefit)	185	(458)	423	(1,127)
Total other comprehensive income (loss)	293	(850)	548	(2,092)
Comprehensive income (loss)	$7,800	$(713)	$12,377	$(3,111)

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Stock
Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216
Exercise of stock warrants	(15,000)	11,666	—	100	—	—	100
Share-based compensation	—	—	—	636	—	—	636
Restricted stock awards activity	—	6,000	—	—	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	(2,092)	(2,092)
Common stock dividends, $.06 per share	—	—	—	—	(1,915)	—	(1,915)
Net income (loss)	—	—	—	—	(1,019)	—	(1,019)
Balance, June 30, 2013	2,625,283	31,926,331	$319	$294,699	$124,472	$6,436	$425,926

Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183
Exercise of stock warrants	(33,500)	33,500	—	167	—	—	167
Share-based compensation	—	—	—	828	—	—	828
Restricted stock awards activity	—	3,000	—	—	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	548	548
Common stock dividends, $.07 per share	—	—	—	—	(2,248)	—	(2,248)
Net income	—	—	—	—	11,829	—	11,829
Balance, June 30, 2014	2,590,324	32,130,645	$321	$296,374	$145,894	$5,718	$448,307

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$11,829	$(1,019)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,856	2,007
Provision for loan losses	1,291	(2,658)
Accretion of discounts on acquisitions, net	(26,382)	(8,882)
Gain on sale of other real estate owned	(8,151)	(11,564)
Writedowns of other real estate owned	7,555	12,005
Net decrease in FDIC receivable for covered losses	14,550	1,936
Funds collected from FDIC	35,135	78,817
Deferred income taxes	(12,240)	(42,517)
Proceeds from sales of mortgage loans held for sale	13,067	28,381
Originations of mortgage loans held for sale	(12,882)	(24,323)
Gain on available-for-sale securities	(23)	(364)
Share-based compensation expense	828	636
Changes in other assets and other liabilities, net	3,248	24,374
Net cash provided by operating activities	30,681	56,829
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(159,727)	(116,913)
Proceeds from sales and calls of investment securities available-for-sale	12,696	3,422
Proceeds from maturities and paydowns of investment securities available-for-sale	40,886	42,680
Net increase in loans to customers	(41,014)	(1,335)
Net purchases of premises and equipment	(3,209)	(965)
Proceeds from sales of other real estate owned	45,080	35,891
Net cash used in investing activities	(105,288)	(37,220)
Cash Flows from Financing Activities
Net (decrease) increase in noninterest-bearing customer deposits	(6,704)	42,510
Net decrease in interest-bearing customer deposits	(6,408)	(64,862)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(1,216)	(1,179)
Issuance of common stock	167	100
Dividends paid to shareholders	(2,248)	(1,915)
Net cash used in financing activities	(16,409)	(25,346)
Net decrease in cash and cash equivalents	(91,016)	(5,737)
Cash and cash equivalents, beginning	598,749	443,457
Cash and cash equivalents, ending	$507,733	$437,720
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities and derivatives, net of tax	$548	$(2,092)
Transfers of loans to other real estate owned	$21,235	$43,597

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2:  Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The new ASU implements a common revenue standard that clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and is not expected to have a significant impact on the Company's financial statements.

Note 3: Investment Securities

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	June 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investment Securities Available-for-Sale
U.S. Government securities	$67,405	$650	$3	$68,052	$80,692	$460	$41	$81,111
States and political subdivisions	6,469	34	—	6,503	9,317	51	1	9,367
Residential mortgage-backed securities — nonagency	109,085	7,690	31	116,744	110,900	6,766	19	117,647
Residential mortgage-backed securities — agency	275,642	1,940	942	276,640	176,503	1,380	1,957	175,926
Asset-backed securities	26,820	65	—	26,885	2,936	4	—	2,940
Equity securities	51	—	1	50	51	6	—	57
Total investment securities available-for-sale	$485,472	$10,379	$977	$494,874	$380,399	$8,667	$2,018	$387,048

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

	Distribution of Maturities (1)
June 30, 2014	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$5,752	$26,798	$8,553	$26,302	$67,405
States and political subdivisions	3,613	2,552	304	—	6,469
Residential mortgage-backed securities — nonagency	—	—	—	109,085	109,085
Residential mortgage-backed securities — agency	—	—	180,567	95,075	275,642
Asset-backed securities	—	—	—	26,820	26,820
Total debt securities	$9,365	$29,350	$189,424	$257,282	$485,421

Fair Value:
U.S. Government securities	$5,760	$26,970	$8,739	$26,583	$68,052
States and political subdivisions	3,619	2,562	322	—	6,503
Residential mortgage-backed securities — nonagency	—	—	—	116,744	116,744
Residential mortgage-backed securities — agency	—	—	181,561	95,079	276,640
Asset-backed securities	—	—	—	26,885	26,885
Total debt securities	$9,379	$29,532	$190,622	$265,291	$494,824

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Investment securities available-for-sale:
U.S. Government securities	$3,761	$3	$—	$—	$3,761	$3
Residential mortgage-backed securities — nonagency	1,476	11	864	20	2,340	31
Residential mortgage-backed securities — agency	46,915	123	52,949	819	99,864	942
Equity securities	50	1	—	—	50	1
Total	$52,202	$138	$53,813	$839	$106,015	$977

December 31, 2013
Investment securities available-for-sale:
U.S. Government securities	$16,340	$41	$—	$—	$16,340	$41
States and political subdivisions	699	1	—	—	699	1
Residential mortgage-backed securities — nonagency	—	—	956	19	956	19
Residential mortgage-backed securities — agency	107,536	1,868	4,411	89	111,947	1,957
Total	$124,575	$1,910	$5,367	$108	$129,942	$2,018

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2014, the Company held 23 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At June 30, 2014, there was no intent to sell any of the securities held as available-for-sale, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

Sales and calls of securities available-for-sale are summarized in the following table (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Proceeds from sales and calls	$3,560	$—	$12,696	$3,422

Gross gains on securities available-for-sale	$12	$—	$23	$364
Gross losses on securities available-for-sale	—	—	—	—
Net realized gains on sales and calls of securities available-for-sale	$12	$—	$23	$364

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $165.4 million and $132.0 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits.

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

Noncovered loans are summarized as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Construction, land & land development	$271,525	$251,043
Other commercial real estate	616,418	550,474
Total commercial real estate	887,943	801,517
Commercial & industrial	55,555	30,145
Owner-occupied real estate	167,129	174,858
Total commercial & industrial	222,684	205,003
Residential real estate	75,683	66,835
Consumer & other	43,994	50,120
Total noncovered loans	1,230,304	1,123,475
Allowance for loan losses	(17,885)	(16,656)
Total noncovered loans, net	$1,212,419	$1,106,819

The table above includes net deferred loan fees that totaled approximately $3.6 million and $2.6 million at June 30, 2014 and December 31, 2013, respectively.

Covered loans, net of related discounts, are summarized as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Construction, land & land development	$23,851	$35,383
Other commercial real estate	54,212	67,573
Total commercial real estate	78,063	102,956
Commercial & industrial	3,070	4,271
Owner-occupied real estate	43,409	54,436
Total commercial & industrial	46,479	58,707
Residential real estate	86,371	95,240
Consumer & other	389	591
Total covered loans	211,302	257,494
Allowance for loan losses	(17,722)	(17,409)
Total covered loans, net	$193,580	$240,085

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of covered loans are presented in the following table (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Balance, beginning of period	$227,097	$368,125	$240,085	$419,235
Accretion of fair value discounts	17,087	25,787	43,623	46,423
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(52,064)	(88,935)	(89,815)	(187,453)
Change in the allowance for loan losses on covered loans	1,460	11,076	(313)	37,848
Balance, end of period	$193,580	$316,053	$193,580	$316,053

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

Changes in the value of the accretable discount allocated by acquired bank are presented in the following tables as of the dates indicated (dollars in thousands):

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2014
Balance, beginning of period	$55,847	$24,016	$889	$7,686	$34,346	$19,186	$14,436	$156,406
Accretion	(10,097)	(1,904)	170	(390)	(3,761)	223	(1,328)	(17,087)
Transfers to accretable discounts and exit events, net	(309)	(644)	798	(1,420)	(92)	3,069	(773)	629
Balance, end of period	$45,441	$21,468	$1,857	$5,876	$30,493	$22,478	$12,335	$139,948

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2013
Balance, beginning of period	$103,897	$44,611	$2,116	$9,693	$13,369	$22,726	$8,178	$204,590
Accretion	(12,738)	(4,817)	(254)	(1,148)	(3,700)	(2,069)	(1,061)	(25,787)
Transfers to accretable discounts and exit events, net	10,623	1,214	669	8,108	41,311	5,357	10,897	78,179
Balance, end of period	$101,782	$41,008	$2,531	$16,653	$50,980	$26,014	$18,014	$256,982

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2014
Balance, beginning of period	$67,239	$30,565	$2,138	$8,184	$37,922	$24,245	$14,731	$185,024
Accretion	(21,126)	(11,037)	(376)	(584)	(5,184)	(2,434)	(2,882)	(43,623)
Transfers to accretable discounts and exit events, net	(672)	1,940	95	(1,724)	(2,245)	667	486	(1,453)
Balance, end of period	$45,441	$21,468	$1,857	$5,876	$30,493	$22,478	$12,335	$139,948

Six Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2013
Balance, beginning of period	$76,975	$33,434	$1,863	$7,945	$14,451	$23,439	$14,697	$172,804
Accretion	(22,008)	(8,900)	(555)	(1,849)	(4,935)	(3,854)	(4,322)	(46,423)
Transfers to accretable discounts and exit events, net	46,815	16,474	1,223	10,557	41,464	6,429	7,639	130,601
Balance, end of period	$101,782	$41,008	$2,531	$16,653	$50,980	$26,014	$18,014	$256,982

The accretable discount changes over time as the covered loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on covered loans using a detailed analytics system.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Allowance for Loan Losses (ALL)

The following tables present the Company’s loan loss experience on noncovered and covered loans for the periods indicated (dollars in thousands):

	Three Months Ended June 30
	2014			2013
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$16,858	$19,182	$36,040	$15,122	$28,706	$43,828
Loans charged-off	(79)	(4,881)	(4,960)	(8)	(8,710)	(8,718)
Recoveries of loans previously charged-off	106	3,326	3,432	26	5,216	5,242
Net recoveries (charge-offs)	27	(1,555)	(1,528)	18	(3,494)	(3,476)
Provision for loan losses	1,000	95	1,095	665	(7,582)	(6,917)
Amount attributable to FDIC loss share agreements	—	(394)	(394)	—	6,294	6,294
Total provision for loan losses charged to operations	1,000	(299)	701	665	(1,288)	(623)
Provision for loan losses recorded through the FDIC loss share receivable	—	394	394	—	(6,294)	(6,294)
Balance, end of period	$17,885	$17,722	$35,607	$15,805	$17,630	$33,435

	Six Months Ended June 30
	2014			2013
	Noncovered Loans	Covered Loans	Total	Noncovered Loans	Covered Loans	Total

Balance, beginning of period	$16,656	$17,409	$34,065	$14,660	$55,478	$70,138
Loans charged-off	(215)	(11,551)	(11,766)	(20)	(19,926)	(19,946)
Recoveries of loans previously charged-off	444	8,557	9,001	150	12,225	12,375
Net recoveries (charge-offs)	229	(2,994)	(2,765)	130	(7,701)	(7,571)
Provision for loan losses	1,000	3,307	4,307	1,015	(30,147)	(29,132)
Amount attributable to FDIC loss share agreements	—	(3,016)	(3,016)	—	26,474	26,474
Total provision for loan losses charged to operations	1,000	291	1,291	1,015	(3,673)	(2,658)
Provision for loan losses recorded through the FDIC loss share receivable	—	3,016	3,016	—	(26,474)	(26,474)
Balance, end of period	$17,885	$17,722	$35,607	$15,805	$17,630	$33,435

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans not covered by loss share agreements by portfolio segment for the periods indicated (dollars in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2014
Allowance for loan losses:
Beginning balance	$11,726	$2,996	$1,033	$1,103	$16,858
Charge-offs	—	(40)	(1)	(38)	(79)
Recoveries	8	68	22	8	106
Provision	1,007	355	26	(388)	1,000
Ending balance	$12,741	$3,379	$1,080	$685	$17,885

Six Months Ended
June 30, 2014
Allowance for loan losses:
Beginning balance	$11,163	$3,139	$1,015	$1,339	$16,656
Charge-offs	(65)	(105)	(1)	(44)	(215)
Recoveries	290	122	24	8	444
Provision	1,353	223	42	(618)	1,000
Ending balance	$12,741	$3,379	$1,080	$685	$17,885
Ending allowance attributable to loans:
Individually evaluated for impairment	$196	$128	$54	$7	$385
Collectively evaluated for impairment	12,545	3,251	1,026	678	17,500
Total ending allowance balance	$12,741	$3,379	$1,080	$685	$17,885
Loans:
Loans individually evaluated for impairment	$390	$301	$1,232	$15	$1,938
Loans collectively evaluated for impairment	887,553	222,383	74,451	43,979	1,228,366
Total loans	$887,943	$222,684	$75,683	$43,994	$1,230,304

Year Ended
December 31, 2013
Ending allowance attributable to loans:
Individually evaluated for impairment	$98	$159	$49	$8	$314
Collectively evaluated for impairment	11,065	2,980	966	1,331	16,342
Total ending allowance balance	$11,163	$3,139	$1,015	$1,339	$16,656
Loans:
Loans individually evaluated for impairment	$807	$318	$1,198	$15	$2,338
Loans collectively evaluated for impairment	800,710	204,685	65,637	50,105	1,121,137
Total loans	$801,517	$205,003	$66,835	$50,120	$1,123,475

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2013
Allowance for loan losses:
Beginning balance	$10,077	$3,432	$972	$641	$15,122
Charge-offs	—	—	(1)	(7)	(8)
Recoveries	23	1	1	1	26
Provision	277	(8)	(122)	518	665
Ending balance	$10,377	$3,425	$850	$1,153	$15,805

Six Months Ended
June 30, 2013
Allowance for loan losses:
Beginning balance	$9,495	$3,103	$1,050	$1,012	$14,660
Charge-offs	(1)	(10)	(1)	(8)	(20)
Recoveries	137	6	2	5	150
Provision	746	326	(201)	144	1,015
Ending balance	$10,377	$3,425	$850	$1,153	$15,805
Ending allowance attributable to loans:
Individually evaluated for impairment	$638	$224	$74	$23	$959
Collectively evaluated for impairment	9,739	3,201	776	1,130	14,846
Total ending allowance balance	$10,377	$3,425	$850	$1,153	$15,805
Loans:
Loans individually evaluated for impairment	$1,790	$448	$1,383	$47	$3,668
Loans collectively evaluated for impairment	802,586	220,112	52,579	44,177	1,119,454
Total loans	$804,376	$220,560	$53,962	$44,224	$1,123,122

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on loans covered by loss share agreements by portfolio segment for the periods indicated (dollars in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2014
Allowance for loan losses:
Beginning balance	$12,107	$4,048	$2,986	$41	$19,182
Charge-offs	(3,267)	(1,368)	(246)	—	(4,881)
Recoveries	2,459	533	318	16	3,326
Provision for loan losses before amount attributable to FDIC loss share agreements	(693)	(45)	815	18	95
Amount attributable to FDIC loss share agreements	400	(20)	(764)	(10)	(394)
Total provision for loan losses charged to operations	(293)	(65)	51	8	(299)
Provision for loan losses recorded through the FDIC loss share receivable	(400)	20	764	10	394
Ending balance	$10,606	$3,168	$3,873	$75	$17,722

Six Months Ended
June 30, 2014
Allowance for loan losses:
Beginning balance	$11,226	$3,630	$2,481	$72	$17,409
Charge-offs	(8,184)	(2,701)	(656)	(10)	(11,551)
Recoveries	5,834	1,651	1,016	56	8,557
Provision for loan losses before amount attributable to FDIC loss share agreements	1,730	588	1,032	(43)	3,307
Amount attributable to FDIC loss share agreements	(1,578)	(536)	(941)	39	(3,016)
Total provision for loan losses charged to operations	152	52	91	(4)	291
Provision for loan losses recorded through the FDIC loss share receivable	1,578	536	941	(39)	3,016
Ending balance	$10,606	$3,168	$3,873	$75	$17,722
Ending allowance attributable to loans:
Individually evaluated for impairment	$2,945	$879	$968	$—	$4,792
Collectively evaluated for impairment	7,661	2,289	2,905	75	12,930
Total ending allowance balance	$10,606	$3,168	$3,873	$75	$17,722

Loans:
Loans individually evaluated for impairment	$29,933	$12,749	$1,999	$3	$44,684
Loans collectively evaluated for impairment	48,130	33,730	84,372	386	166,618
Total loans	$78,063	$46,479	$86,371	$389	$211,302

Year Ended
December 31, 2013
Ending allowance attributable to loans:
Individually evaluated for impairment	$6,018	$1,113	$966	$72	$8,169
Collectively evaluated for impairment	5,208	2,517	1,515	—	9,240
Total ending allowance balance	$11,226	$3,630	$2,481	$72	$17,409

Loans:
Loans individually evaluated for impairment	$49,713	$15,465	$2,132	$265	$67,575
Loans collectively evaluated for impairment	53,243	43,242	93,108	326	189,919
Total loans	$102,956	$58,707	$95,240	$591	$257,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer & Other	Total
Three Months Ended
June 30, 2013
Allowance for loan losses:
Beginning balance	$13,902	$5,093	$9,242	$469	$28,706
Charge-offs	(5,899)	(1,379)	(1,406)	(26)	(8,710)
Recoveries	3,828	1,044	125	219	5,216
Provision for loan losses before amount attributable to FDIC loss share agreements	(1,217)	(1,087)	(4,696)	(582)	(7,582)
Amount attributable to FDIC loss share agreements	862	1,007	3,913	512	6,294
Total provision for loan losses charged to operations	(355)	(80)	(783)	(70)	(1,288)
Provision for loan losses recorded through the FDIC loss share receivable	(862)	(1,007)	(3,913)	(512)	(6,294)
Ending balance	$10,614	$3,671	$3,265	$80	$17,630

Six Months Ended
June 30, 2013
Allowance for loan losses:
Beginning balance	$32,642	$993	$21,189	$654	$55,478
Charge-offs	(15,066)	(2,778)	(1,861)	(221)	(19,926)
Recoveries	7,059	3,335	1,612	219	12,225
Provision for loan losses before benefit attributable to FDIC loss share agreements	(14,021)	2,121	(17,675)	(572)	(30,147)
Amount attributable to FDIC loss share agreements	12,313	(1,862)	15,520	503	26,474
Total provision for loan losses charged to operations	(1,708)	259	(2,155)	(69)	(3,673)
Provision for loan losses recorded through the FDIC loss share receivable	(12,313)	1,862	(15,520)	(503)	(26,474)
Ending balance	$10,614	$3,671	$3,265	$80	$17,630
Ending allowance attributable to loans:
Individually evaluated for impairment	$8,720	$3,087	$2,725	$70	$14,602
Collectively evaluated for impairment	1,894	584	540	10	3,028
Total ending allowance balance	$10,614	$3,671	$3,265	$80	$17,630
Loans:
Loans individually evaluated for impairment	$74,956	$20,625	$13,504	$271	$109,356
Loans collectively evaluated for impairment	67,950	55,002	100,532	843	224,327
Total loans	$142,906	$75,627	$114,036	$1,114	$333,683

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired noncovered loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance

Impaired loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$501	$269	$—
Other commercial real estate	—	—	—	523	350	—
Total commercial real estate	—	—	—	1,024	619	—
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—	—
Residential real estate	875	875	—	869	869	—
Consumer & other	—	—	—	—	—	—
Subtotal	875	875	—	1,893	1,488	—
With related allowance recorded:
Construction, land & land development	82	82	41	333	52	26
Other commercial real estate	483	308	155	179	136	72
Total commercial real estate	565	390	196	512	188	98
Commercial & industrial	137	137	46	234	234	117
Owner-occupied real estate	169	164	82	89	84	42
Total commercial & industrial	306	301	128	323	318	159
Residential real estate	394	357	54	316	256	38
Consumer & other	17	15	7	17	15	8
Subtotal	1,282	1,063	385	1,168	777	303
Total impaired loans	$2,157	$1,938	$385	$3,061	$2,265	$303

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods indicated (dollars in thousands):

	June 30, 2014		June 30, 2013
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (3)	Interest Income Recognized (4)
Three Months Ended
Construction, land & land development	$82	$—	$331	$—
Other commercial real estate	464	9	1,393	—
Total commercial real estate	546	9	1,724	—
Commercial & industrial	191	2	364	—
Owner-occupied real estate	164	—	84	—
Total commercial & industrial	355	2	448	—
Residential real estate	1,238	6	1,292	1
Consumer & other	18	—	43	—
Total	$2,157	$17	$3,507	$1

Six Months Ended
Construction, land & land development	$301	$44	$329	$—
Other commercial real estate	497	9	1,449	—
Total commercial real estate	798	53	1,778	—
Commercial & industrial	215	2	390	—
Owner-occupied real estate	144	—	216	—
Total commercial & industrial	359	2	606	—
Residential real estate	1,230	6	1,382	2
Consumer & other	19	3	48	—
Total	$2,406	$64	$3,814	$2

(1) The average recorded investment for troubled debt restructurings for the three and six months ended June 30, 2014 was $870,000 and $869,000, respectively.
(2) There was no interest income recognized on troubled debt restructurings for the three and six months ended June 30, 2014.
(3) The average recorded investment for troubled debt restructurings for the three and six months ended June 30, 2013 was $890,000 and $887,000, respectively.
(4) There was no interest income recognized on troubled debt restructurings for the three and six months ended June 30, 2013.

The following table presents the recorded investment in noncovered nonaccrual loans by loan class at the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Construction, land & land development	$82	$321
Other commercial real estate	308	486
Total commercial real estate	390	807
Commercial & industrial	137	234
Owner-occupied real estate	164	84
Total commercial & industrial	301	318
Residential real estate	1,232	1,125
Consumer & other	15	15
Total	$1,938	$2,265

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due noncovered loans, by class of loans, as of June 30, 2014 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$141	$60	$201	$271,324	$271,525	$—
Other commercial real estate	—	—	—	616,418	616,418	—
Total commercial real estate	141	60	201	887,742	887,943	—
Commercial & industrial	17	108	125	55,430	55,555	—
Owner-occupied real estate	—	164	164	166,965	167,129	—
Total commercial & industrial	17	272	289	222,395	222,684	—
Residential real estate	66	956	1,022	74,661	75,683	—
Consumer & other	33	11	44	43,950	43,994	—
Total	$257	$1,299	$1,556	$1,228,748	$1,230,304	$—

The following table presents an analysis of past due noncovered loans, by class of loans, as of December 31, 2013 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
Construction, land & land development	$57	$275	$332	$250,711	$251,043	$—
Other commercial real estate	—	—	—	550,474	550,474	—
Total commercial real estate	57	275	332	801,185	801,517	—
Commercial & industrial	65	116	181	29,964	30,145	—
Owner-occupied real estate	44	83	127	174,731	174,858	—
Total commercial & industrial	109	199	308	204,695	205,003	—
Residential real estate	207	62	269	66,566	66,835	—
Consumer & other	85	6	91	50,029	50,120	—
Total	$458	$542	$1,000	$1,122,475	$1,123,475	$—

The following table presents an analysis of past due covered loans, by class of loans, as of June 30, 2014 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$454	$3,179	$3,633	$20,218	$23,851
Other commercial real estate	3,583	3,877	7,460	46,752	54,212
Total commercial real estate	4,037	7,056	11,093	66,970	78,063
Commercial & industrial	—	615	615	2,455	3,070
Owner-occupied real estate	1,067	2,143	3,210	40,199	43,409
Total commercial & industrial	1,067	2,758	3,825	42,654	46,479
Residential real estate	2,308	5,868	8,176	78,195	86,371
Consumer & other	14	204	218	171	389
Total	$7,426	$15,886	$23,312	$187,990	$211,302

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due covered loans, by class of loans, as of December 31, 2013 (dollars in thousands):

	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
Construction, land & land development	$1,134	$13,454	$14,588	$20,795	$35,383
Other commercial real estate	3,346	8,541	11,887	55,686	67,573
Total commercial real estate	4,480	21,995	26,475	76,481	102,956
Commercial & industrial	139	587	726	3,545	4,271
Owner-occupied real estate	1,372	9,634	11,006	43,430	54,436
Total commercial & industrial	1,511	10,221	11,732	46,975	58,707
Residential real estate	5,548	7,541	13,089	82,151	95,240
Consumer & other	1	283	284	307	591
Total	$11,540	$40,040	$51,580	$205,914	$257,494

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of June 30, 2014 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$224,726	$590,730	$51,431	$141,927	$64,372	$43,904	$1,117,090
Watch	42,215	25,352	3,482	23,427	9,668	69	104,213
OAEM	688	28	190	973	230	—	2,109
Substandard	3,896	308	452	768	1,413	21	6,858
Doubtful	—	—	—	34	—	—	34
Total	$271,525	$616,418	$55,555	$167,129	$75,683	$43,994	$1,230,304

The following table presents the risk grades of the noncovered loan portfolio, by class of loans, as of December 31, 2013 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$174,700	$528,649	$28,035	$147,510	$55,447	$49,952	$984,293
Watch	71,225	21,148	1,502	24,017	9,712	106	127,710
OAEM	4,780	191	365	2,540	437	—	8,313
Substandard	338	486	243	791	1,239	55	3,152
Doubtful	—	—	—	—	—	7	7
Total	$251,043	$550,474	$30,145	$174,858	$66,835	$50,120	$1,123,475

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

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of June 30, 2014 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$8,295	$4,782	$944	$11,551	$39,566	$146	$65,284
Watch	5,176	11,899	461	15,707	11,583	21	44,847
OAEM	477	10,253	51	3,333	4,260	1	18,375
Substandard	8,402	26,011	554	12,388	27,880	109	75,344
Doubtful	1,501	1,267	1,060	430	3,082	112	7,452
Total	$23,851	$54,212	$3,070	$43,409	$86,371	$389	$211,302

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the covered loan portfolio, by class of loans, as of December 31, 2013 (dollars in thousands):

	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer & Other	Total
Pass	$2,833	$7,563	$828	$15,491	$42,507	$239	$69,461
Watch	7,319	14,189	651	9,780	16,221	48	48,208
OAEM	969	15,027	39	6,702	2,473	1	25,211
Substandard	23,717	29,315	2,622	22,463	33,452	300	111,869
Doubtful	545	1,479	131	—	587	3	2,745
Total	$35,383	$67,573	$4,271	$54,436	$95,240	$591	$257,494

Total noncovered troubled debt restructurings (TDRs) were $875,000 at June 30, 2014 and $869,000 at December 31, 2013. The Company had no unfunded commitment obligations to lend to customers that underwent troubled debt restructuring at June 30, 2014 and December 31, 2013. Acquired and covered impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

There was no noncovered allowance for loan losses for identified TDRs during the three and six months ended June 30, 2014 and June 30, 2013. During the three and six months ended June 30, 2014 and 2013, there were no noncovered loans modified under the terms of a TDR. During the three and six months ended June 30, 2014 and 2013, there were no noncovered TDRs that subsequently defaulted within twelve months of their modification dates.

Note 6: Other Real Estate Owned

The following is a summary of transactions in other real estate owned not covered by loss share agreements (noncovered) and covered under loss share agreements with the FDIC (covered) for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Noncovered other real estate owned	2014	2013	2014	2013
Balance, beginning of period	$901	$276	$965	$1,115
Other real estate acquired through foreclosure of loans receivable	197	1,030	329	1,030
Other real estate sold	(369)	(209)	(369)	(1,048)
Write down of other real estate	—	—	(196)	—
Balance, end of period	$729	$1,097	$729	$1,097

	Three Months Ended		Six Months Ended
	June 30		June 30
Covered other real estate owned	2014	2013	2014	2013
Balance, beginning of period	$37,536	$47,401	$46,222	$45,062
Other real estate acquired through foreclosure of loans receivable	7,832	14,861	20,906	42,567
Other real estate sold	(17,067)	(4,746)	(36,560)	(23,279)
Write down of other real estate	(5,092)	(5,171)	(7,359)	(12,005)
Balance, end of period	$23,209	$52,345	$23,209	$52,345

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: FDIC Receivable for Loss Share Agreements

The FDIC receivable for loss share agreements is measured separately from the related covered assets. The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
FDIC receivable for loss share agreements at beginning of period	$65,248	$258,848	$103,160	$355,325
Provision for loan losses attributable to FDIC for loss share agreements	394	(6,294)	3,016	(26,474)
Wires received	(18,647)	(20,023)	(35,135)	(78,817)
Net charge-offs, write-downs and other losses	(6,447)	(4,170)	(17,644)	(8,844)
Amortization	(1,949)	(20,762)	(17,241)	(37,541)
External expenses qualifying under loss share agreements	651	2,958	3,094	6,908
Balance, end of period	$39,250	$210,557	$39,250	$210,557

At June 30, 2014, the Company estimated that $7.3 million was due from the FDIC for loss share claims that have been submitted.

Changes in the carrying value of the FDIC receivable for loss share agreements relating to covered loans and other real estate owned allocated by acquired bank are presented in the following tables as of the dates indicated (dollars in thousands):

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2014
FDIC receivable for loss share agreements at beginning of period	$15,174	$10,682	$489	$1,928	$16,523	$10,115	$10,337	$65,248
Provision for loan losses attributable to FDIC for loss share agreements	1,207	(1,727)	(70)	(296)	1,132	49	99	394
Wires received	(8,902)	(2,966)	47	(926)	(3,648)	(992)	(1,260)	(18,647)
Net charge-offs, write-downs and other losses	(2,372)	(888)	(444)	54	(1,294)	(824)	(679)	(6,447)
(Amortization) accretion	2,357	375	126	(78)	(2,419)	(982)	(1,328)	(1,949)
External expenses qualifying under loss share agreements	(571)	(21)	136	(78)	389	466	330	651
Balance, end of period	$6,893	$5,455	$284	$604	$10,683	$7,832	$7,499	$39,250

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2013
FDIC receivable for loss share agreements at beginning of period	$90,320	$62,826	$3,092	$8,748	$47,104	$20,650	$26,108	$258,848
Provision for loan losses attributable to FDIC for loss share agreements	10	(808)	(291)	(558)	(4,347)	1,920	(2,220)	(6,294)
Wires received	(6,668)	(7,883)	(549)	(28)	(2,279)	(489)	(2,127)	(20,023)
Net charge-offs, write-downs and other losses	(3,760)	(196)	(594)	848	(1,171)	1,004	(301)	(4,170)
Amortization	(6,809)	(3,350)	(47)	(1,962)	(5,126)	(2,265)	(1,203)	(20,762)
External expenses qualifying under loss share agreements	1,942	223	(47)	(35)	416	400	59	2,958
Balance, end of period	$75,035	$50,812	$1,564	$7,013	$34,597	$21,220	$20,316	$210,557

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2014
FDIC receivable for loss share agreements at beginning of period	$38,195	$22,449	$513	$4,577	$17,916	$12,806	$6,704	$103,160
Provision for loan losses attributable to FDIC for loss share agreements	2,374	(726)	(42)	28	1,095	1,057	(770)	3,016
Wires received	(18,679)	(6,945)	495	(1,539)	(4,437)	(2,281)	(1,749)	(35,135)
Net charge-offs, write-downs and other losses	(13,399)	(5,550)	(619)	(680)	(926)	(2,017)	5,547	(17,644)
Amortization	(3,032)	(4,217)	(128)	(1,853)	(3,328)	(2,124)	(2,559)	(17,241)
External expenses qualifying under loss share agreements	1,434	444	65	71	363	391	326	3,094
Balance, end of period	$6,893	$5,455	$284	$604	$10,683	$7,832	$7,499	$39,250

Six Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
June 30, 2013
FDIC receivable for loss share agreements at beginning of period	$136,333	$82,613	$5,395	$12,349	$54,230	$31,273	$33,132	$355,325
Provision for loan losses attributable to FDIC for loss share agreements	(13,807)	(6,177)	(827)	(715)	(5,925)	1,673	(696)	(26,474)
Wires received	(29,014)	(19,048)	(1,898)	(2,066)	(8,594)	(9,734)	(8,463)	(78,817)
Net charge-offs, write-downs and other losses	(1,768)	(6,513)	(1,021)	234	(1,795)	1,520	499	(8,844)
Amortization	(21,044)	(398)	(297)	(2,738)	(4,224)	(4,545)	(4,295)	(37,541)
External expenses qualifying under loss share agreements	4,335	335	212	(51)	905	1,033	139	6,908
Balance, end of period	$75,035	$50,812	$1,564	$7,013	$34,597	$21,220	$20,316	$210,557

Note 8: Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments to add stability to interest income or expense and to manage its exposure to movements in interest rates. The Company does not use derivatives for trading or speculative purposes and only enters into transactions that have a qualifying hedging relationship. The Company's hedging strategies involving interest rate derivatives are classified as either Fair Value Hedges or Cash Flow Hedges, depending on the rate characteristic of the hedged item.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company's derivative financial instruments (dollars in thousands):

	Derivatives designated as hedging instruments
	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate products	Other assets	$4,821	Other assets	$8,087	Other liabilities	$1,216	Other liabilities	$764
Total derivatives designated as hedging instruments		$4,821		$8,087		$1,216		$764

The tables below present the effects of offsetting the Company's derivative financial instruments (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
June 30, 2014				Financial Instruments	Collateral Received/Posted (1)
Offsetting Derivative Assets
Derivatives	$4,821	$—	$4,821	$(1,036)	$(3,785)	$—
Total	$4,821	$—	$4,821	$(1,036)	$(3,785)	$—

Offsetting Derivative Liabilities
Derivatives	$1,216	$—	$1,216	$(1,036)	$—	$180
Total	$1,216	$—	$1,216	$(1,036)	$—	$180

(1) The collateral received amount has been limited in order to fully offset the net financial position. All positions are fully collateralized per the Bank's bilateral counterparty agreements.

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

The Company uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. As of June 30, 2014, the Company had 83 interest rate swaps with an aggregate notional amount of $161.9 million, all but one of which, were designated as fair value hedges associated with the Company's fixed rate loan program.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate caps, designated as cash flow hedges, involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's current cash flow hedges are for the purpose of capping the interest rate paid on variable rate liabilities which protect the Company in a rising rate environment. The caps were purchased during the first quarter of 2013 to hedge the variable cash outflows associated with these liabilities; they originally had a five-year life and notional value of $200.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedge during the periods ended June 30, 2014 and 2013.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $382,000 is expected to be reclassified as a decrease to net interest income.

During the three and six months ended June 30, 2014, the Company recognized net losses of $175,000 and $418,000, respectively, and during the three and six months ended June 30, 2013, the Company recognized net gains of $455,000 and $546,000, respectively, related to hedge ineffectiveness of the fair value hedging relationships. The Company also recognized a net reduction in interest income of $508,000 and $947,000, respectively, for the three and six months ended June 30, 2014 and a net reduction in interest income of $360,000 and $632,000, respectively, for the three and six months ended June 30, 2013 related to the Company's fair value hedges, which include net settlements on the derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net gains of $21,000 and $23,000 in noninterest income for the three and six months ended June 30, 2014, respectively, and recognition of net (losses) gains of $(18,000) and $2,000 in noninterest income for the three and six months ended June 30, 2013, respectively, related to the unamortized basis in the hedged items.

The table below presents the effect of the Company's derivatives in fair value hedging relationships (dollars in thousands):

	Amount of Net Gain (Loss) Recognized in Income on Derivatives					Amount of Net Gain (Loss) Recognized in Income on Hedged Items
	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013		2014	2013	2014	2013
Interest rate products					Interest rate products
Noninterest income	$(1,299)	$3,518	$(2,231)	$3,886	Noninterest income	$1,124	$(3,063)	$1,813	$(3,340)

The table below presents the effect of the Company's derivatives in cash flow hedging relationships (dollars in thousands):

	Amount of Net Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)					Amount of Net Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30		Six Months Ended June 30			Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013		2014	2013	2014	2013
Interest rate products					Interest rate products
Cash flow hedges	$(983)	$2,870	$(1,478)	$1,909	Interest expense	$(57)	$(3)	$(97)	$(3)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit-Risk-Related Contingent Features

The Company manages credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of June 30, 2014, the Company has received $4.2 million in cash collateral under these agreements.

The Company’s agreements with its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. As of June 30, 2014, the termination value of derivatives in a net liability position under these agreements was $237,000. Although the Company did not breach any provisions at June 30, 2014, had a breach occurred, the Company could have been required to settle obligations under the agreements at their termination value.

Note 9: Other Assets, Other Liabilities and Accrued Expenses

The more significant components of other assets outstanding were as follows (dollars in thousands):

Other Assets	June 30, 2014	December 31, 2013
Cash surrender value of life insurance	$40,803	$40,145
Derivative financial instruments	4,821	8,087
Accrued income tax receivable	3,224	7,737
Federal Home Loan Bank stock	2,344	3,195
Accrued interest receivable	2,209	2,935
Other prepaid expenses	1,689	3,048
Miscellaneous receivables and other assets	5,806	5,928
Total other assets	$60,896	$71,075

The more significant components of other liabilities and accrued expenses outstanding were as follows (dollars in thousands):

Other Liabilities and Accrued Expenses	June 30, 2014	December 31, 2013
Accrued incentive compensation	$4,032	$6,626
Accrued lease expense	3,235	3,192
Derivative financial instruments	1,216	764
Accrued professional fees	927	885
Accrued interest payable	743	865
Accrued severance expense	398	1,165
Deferred tax liability, net	107	12,347
Miscellaneous payables and accrued expenses	3,323	2,455
Total accrued expenses and other liabilities	$13,981	$28,299

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued 7,000 shares of restricted stock under the Plan to its independent directors during the six months ended June 30, 2014. There were 12,000 shares of restricted stock that vested and 4,000 shares of restricted stock that were forfeited during the six months ended June 30, 2014.

The Company recognized compensation expense related to equity awards of $353,000 and $828,000 for three and six months ended June 30, 2014, compared to $324,000 and $636,000 for the same periods in 2013, respectively. Unearned share-based compensation associated with these equity awards totaled $4.2 million at June 30, 2014.

Note 11: Regulatory Matters

The Company's and the Bank's regulatory ratios as of June 30, 2014 and December 31, 2013 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total Capital to Risk-Weighted Assets
Consolidated	$450,626	28.32%	$127,277	8.00%	$159,097	10.00%
Bank	$395,046	24.83%	$127,267	8.00%	$159,084	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$430,544	27.06%	$63,639	4.00%	$95,458	6.00%
Bank	$374,966	23.57%	$63,634	4.00%	$95,450	6.00%
Tier I Capital to Average Assets
Consolidated	$430,544	16.84%	$102,246	4.00%	$—	N/A
Bank	$374,966	14.67%	$102,260	4.00%	$127,825	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	$438,670	29.11%	$120,549	8.00%	$150,686	10.00%
Bank	$381,230	25.32%	$120,463	8.00%	$150,578	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$419,646	27.85%	$60,274	4.00%	$90,412	6.00%
Bank	$362,219	24.06%	$60,231	4.00%	$90,347	6.00%
Tier I Capital to Average Assets
Consolidated	$419,646	16.55%	$101,429	4.00%	$—	N/A
Bank	$362,219	14.28%	$101,438	4.00%	$126,797	5.00%

The Company and the Bank entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, the Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time the Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and the Bank were in compliance with the Capital Maintenance Agreement at June 30, 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute without prior regulatory approval. At June 30, 2014, the Bank had the capacity to pay $6.9 million in dividends to the Company without prior regulatory approval.

At June 30, 2014, the Company had $54.5 million in cash and due from bank accounts, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes. The Company declared a cash dividend of $.04 per common share to the Company's shareholders for the quarter ended June 30, 2014 and has declared a cash dividend of $.03 per common share every quarter from the quarter ended September 30, 2012 through the quarter ended March 31, 2014.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Commitments to extend credit:
Fixed	$15,043	$9,848
Variable	331,317	290,079
Standby letters of credit:
Fixed	488	379
Variable	772	1,274
Total	$347,620	$301,580

The fixed rate loan commitments have maturities ranging from one month to nine years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the six months ended June 30, 2014 and the year ended December 31, 2013, there were no transfers between levels.

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At June 30, 2014, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities and equity securities. The fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value measurements of financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$751	$67,301	$—	$68,052
States and political subdivisions	—	6,503	—	6,503
Residential mortgage-backed securities — nonagency	—	116,744	—	116,744
Residential mortgage-backed securities — agency	—	276,640	—	276,640
Asset-backed securities	—	26,885	—	26,885
Equity securities	50	—	—	50
Derivative financial instruments	—	4,821	—	4,821
Total recurring assets at fair value	$801	$498,894	$—	$499,695

Liabilities:
Derivative financial instruments	$—	$1,216	$—	$1,216
Total recurring liabilities at fair value	$—	$1,216	$—	$1,216

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

The following table presents the fair value measurements of financial assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2014
Impaired noncovered loans	$—	$—	$1,553	$1,553
Mortgage loans held for sale	—	726	—	726
Total nonrecurring assets at fair value	$—	$726	$1,553	$2,279
December 31, 2013
Impaired noncovered loans	$—	$—	$1,962	$1,962
Mortgage loans held for sale	—	897	—	897
Total nonrecurring assets at fair value	$—	$897	$1,962	$2,859

Noncovered impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans had principal balances of $1.9 million and $2.3 million with respective valuation allowances of $385,000 and $303,000 at June 30, 2014 and December 31, 2013, respectively.

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

The following table presents the fair value measurements of nonfinancial assets measured at fair value on a nonrecurring basis for the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2014
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$784	$784
Covered by loss share agreements	—	—	28,685	28,685
Total other real estate owned	$—	$—	$29,469	$29,469
December 31, 2013
Other Real Estate Owned:
Not covered by loss share agreements	$—	$—	$980	$980
Covered by loss share agreements	—	—	55,982	55,982
Total other real estate owned	$—	$—	$56,962	$56,962

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statement of financial condition (dollars in thousands):

	June 30, 2014	December 31, 2013
Noncovered under FDIC loss share agreements:
Other real estate owned at fair value	$784	$980
Estimated selling costs	(55)	(15)
Other real estate owned	$729	$965

Covered under FDIC loss share agreements:
Other real estate owned at fair value	$28,685	$55,982
Estimated selling costs and other adjustments	(5,476)	(9,760)
Other real estate owned	$23,209	$46,222

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Noncovered impaired loans - collateral dependent	$1,553	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (20%)
Noncovered other real estate owned	$784	Third party appraisal	Management discount for property type and recent market volatility	0% - 28% (22%)
Covered other real estate owned	$28,685	Third party appraisal	Management discount for property type and recent market volatility	0% - 83% (32%)

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Noncovered impaired loans - collateral dependent	$1,962	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (13%)
Noncovered other real estate owned	$980	Third party appraisal	Management discount for property type and recent market volatility	0% - 31% (6%)
Covered other real estate owned	$55,982	Third party appraisal	Management discount for property type and recent market volatility	0% - 84% (39%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at June 30, 2014 and December 31, 2013.

		June 30, 2014		December 31, 2013
(in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$507,733	$507,733	$598,749	$598,749
Investment securities available-for-sale	Levels 1 & 2	494,874	494,874	387,048	387,048
Mortgage loans held for sale	Level 2	726	726	897	897
Net loans	Level 3	1,405,999	1,443,246	1,346,904	1,396,958
Other real estate owned	Level 3	23,938	29,469	47,187	56,962
FDIC receivable for loss share agreements, net	Level 3	39,250	19,395	103,160	53,813
Derivative financial instruments	Level 2	4,821	4,821	8,087	8,087
Accrued interest receivable	Level 2	2,209	2,209	2,935	2,935
Federal Home Loan Bank stock	Level 3	2,344	2,344	3,195	3,195
Liabilities:
Deposits	Level 2	$2,115,213	$2,115,338	$2,128,325	$2,128,611
Securities sold under agreements to repurchase	Level 2	—	—	1,216	1,216
Notes payable	Level 2	2,779	2,779	5,682	5,682
Derivative financial instruments	Level 2	1,216	1,216	764	764
Accrued interest payable	Level 2	743	743	865	865

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net income (loss)	$7,507	$137	$11,829	$(1,019)
Denominator:
Weighted average common shares outstanding	32,126,260	31,918,677	32,110,454	31,913,754
Weighted average dilutive grants (1)	1,463,537	1,206,004	1,506,600	—
Weighted average common shares outstanding including dilutive grants	33,589,797	33,124,681	33,617,054	31,913,754

Net income (loss) per share:
Basic	$.23	$—	$.37	$(.03)
Diluted	$.22	$—	$.35	$(.03)

(1) Weighted average anti-dilutive options outstanding were 1,262,384 for the six months ended June 30, 2013.

Since the Company had a loss for the six months ended June 30, 2013, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the period presented.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of AOCI and changes in those components are as follows (dollars in thousands):

Three Months Ended	Investment Securities Available-for-Sale	Cash Flow Hedges (Effective Portion)	Total
June 30, 2014
Balance, beginning of period	$4,904	$521	$5,425
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	1,416	(983)	433
Reclassification adjustment for net gains realized and included in earnings	(12)	—	(12)
Amount reclassified into net income on cash flow hedges	—	57	57
Income tax expense (benefit)	543	(358)	185
Balance, end of period	$5,765	$(47)	$5,718

June 30, 2013
Balance, beginning of period	$7,911	$(625)	$7,286
Other comprehensive income (loss) before income taxes:
Net change in unrealized (losses) gains	(4,181)	2,870	(1,311)
Reclassification adjustment for net gains realized and included in earnings	—	—	—
Amount reclassified into net income on cash flow hedges	—	3	3
Income tax (expense) benefit	(1,463)	1,005	(458)
Balance, end of period	$5,193	$1,243	$6,436

Six Months Ended
June 30, 2014
Balance, beginning of period	$4,323	$847	$5,170
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	2,375	(1,478)	897
Reclassification adjustment for net gains realized and included in earnings	(23)	—	(23)
Amount reclassified into net income on cash flow hedges	—	97	97
Income tax expense (benefit)	910	(487)	423
Balance, end of period	$5,765	$(47)	$5,718

June 30, 2013
Balance, beginning of period	$8,528	$—	$8,528
Other comprehensive income before income taxes:
Net change in unrealized (losses) gains	(4,767)	1,909	(2,858)
Reclassification adjustment for net gains realized and included in earnings	(364)	—	(364)
Amount reclassified into net income on cash flow hedges	—	3	3
Income tax (benefit) expense	(1,796)	669	(1,127)
Balance, end of period	$5,193	$1,243	$6,436

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Acquisitions

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

State Bank Financial Corporation has agreed to pay approximately $25.2 million in cash for all outstanding shares of Atlanta Bancorporation, Inc. The definitive agreement has been unanimously approved by the Boards of Directors of both companies and approved by Atlanta Bancorporation, Inc. shareholders. The acquisition is expected to close no later than the fourth quarter of 2014. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals.

Proposed Acquisition of Georgia-Carolina Bancshares, Inc.

On June 23, 2014, the Company entered into a definitive agreement to acquire Georgia-Carolina Bancshares, Inc. and its wholly-owned subsidiary, First Bank of Georgia, in a cash and stock transaction with a purchase price of approximately $82.4 million, or $22.35 per share of Georgia-Carolina Bancshares, Inc. stock. The transaction value at the time of the merger may change due to fluctuations in the price of the Company's common stock. Each share of Georgia-Carolina common stock will be converted into the right to receive $8.85 in cash and a number of shares of the Company's common stock equal to an exchange ratio, subject to the limitations that, if the aggregate value of the stock consideration is less than 40% of the aggregate merger consideration, the exchange ratio will be adjusted such that the aggregate stock consideration is at least 40% of the aggregate merger consideration. The exchange ratio will depend on the average closing price of the Company’s common stock during the twenty trading day period ending five business days before the closing of the transaction (the "Final State Bank Price"). If the Final State Bank Price is above $14.00 but below $17.00, the exchange ratio will be equal to $13.50 divided by the Final State Bank Price. If the Final State Bank Price is at or above $17.00, the exchange ratio will be 0.794. If the Final State Bank Price is at or below $14.00, the exchange ratio will be 0.964.

At March 31, 2014, First Bank of Georgia had total assets of approximately $523.1 million, total loans, including mortgage loans held for sale, of approximately $316.5 million, total deposits of approximately $427.2 million and total shareholder's equity of approximately $59.5 million. First Bank of Georgia is headquartered in Augusta, Georgia and operates seven banking offices in the Augusta metropolitan statistical area. In addition, the bank operates mortgage origination offices in the Augusta and Savannah, Georgia markets.

The definitive agreement has been unanimously approved by the Boards of Directors of both companies and is anticipated to close in the first quarter of 2015. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval by shareholders of Georgia-Carolina Bancshares, Inc.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition as of June 30, 2014 as compared to December 31, 2013 and our results of operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2013 Annual Report on Form 10-K.

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

As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 19 full service branches throughout middle Georgia and metropolitan Atlanta. As of June 30, 2014, our total assets were approximately $2.6 billion, our total loans receivable were approximately $1.4 billion, our total deposits were approximately $2.1 billion and our total shareholders' equity was approximately $448.3 million.

Overview

Our net income for the quarter ended June 30, 2014 was $7.5 million, or $.22 per diluted share, compared to net income of $137,000, or $.00 per diluted share for the quarter ended June 30, 2013.

Our net interest income on a taxable equivalent basis was $33.2 million for the quarter ended June 30, 2014, a decrease of $8.5 million, or 20.4%, from the quarter ended June 30, 2013. Our interest income on a tax equivalent basis decreased $8.6 million to $35.1 million for the quarter ended June 30, 2014, compared to the same period in 2013, primarily as a result of lower accretion income on covered loans. Our interest expense decreased $149,000 to $1.8 million during the quarter ended June 30, 2014, compared to the same period in 2013, primarily as a result of improvements in our deposit mix which lowered our cost of funds. Average earning assets increased 6.2% during the second quarter of 2014 compared to the second quarter of 2013.

Noninterest income for the three months ended June 30, 2014 totaled $1.4 million, up $17.9 million from the three months ended June 30, 2013. The increase in noninterest income is primarily a result of the amortization of the FDIC receivable for loss share agreements decreasing $18.8 million, or 90.6%, to $1.9 million for the three months ended June 30, 2014 compared to the same period in 2013, as the majority of the amortization of the FDIC receivable related to our commercial loss share agreements with reimbursement obligations expiring over the remainder of 2014 was recorded in previous periods. In addition, changes made to our assumptions during our quarterly re-estimation of cash flows on covered loans, the decreasing balance of the FDIC receivable and the timing of actual versus expected collections on covered loans also contributed to the decline in amortization expense.

Our noncovered loans increased $106.8 million, or 9.5%, for the quarter ended June 30, 2014, compared to the year ended December 31, 2013, and represented 85.3% of our total loan portfolio at June 30, 2014. Our covered loans decreased $46.2 million, or 17.9%, for the quarter ended June 30, 2014, compared to the year ended December 31, 2013, as covered loans were paid down or charged-off and submitted to the FDIC for loss share reimbursement. Our asset quality remained strong in our noncovered loan portfolio for the quarter ended June 30, 2014, with a ratio of noncovered nonperforming assets to total noncovered loans plus noncovered other real estate owned of .22% and a ratio of nonperforming loans to total noncovered loans of .16%.

We recorded the loans we acquired in each of our FDIC-assisted acquisitions at their estimated fair values on the date of each acquisition. We refer to the expected cash flows that exceed the net covered loan balance as the "accretable discount." The accretable discount is recognized as interest income over the remaining life of the loan. The accretable discount on covered loans decreased $117.1 million to $139.9 million for the quarter ended June 30, 2014, compared to $257.0 million for the same period in 2013. The decrease is primarily a result of $119.7 million in accretion income recognized, including gains of $54.8 million on covered loan pools that closed. As of June 30, 2014, the accretable discount had an estimated weighted average life of ten quarters compared to future scheduled amortization of the FDIC receivable, which has an estimated weighted average life of four quarters. Without the consideration of timing issues, we expect the remaining accretable discount, net of the amortization of the FDIC receivable, to be positive to our longer-term earnings.

The FDIC receivable for loss share agreements decreased to $39.3 million at June 30, 2014, compared to $103.2 million at December 31, 2013. The FDIC receivable decreased as a result of our submission of claims to the FDIC and the receipt of cash from the FDIC under the terms of our loss share agreements and amortization of the FDIC receivable. Projected cash flows on our covered loans continue to be better than we originally expected, resulting in a decrease in the estimated cash flows expected to be received from the FDIC under the terms of our loss share agreements and, therefore, an impairment of the FDIC receivable. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement.

Our total covered and noncovered provision for loan losses was $701,000 for the three months ended June 30, 2014, compared to a negative $623,000 for the three months ended June 30, 2013. We recorded provision for noncovered loan losses of $1.0 million for the three months ended June 30, 2014, compared to $665,000 for the same period in 2013. Net recoveries on noncovered loans were $27,000 and $18,000 for the second quarter of 2014 and 2013, respectively. The provision for covered loan losses charged to operations was negative $299,000 and negative $1.3 million for the second quarter of 2014 and 2013, respectively, due to better than expected performance in our covered loan portfolio.

The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 16.84%, a Tier 1 risk-based capital ratio of 27.06% and a Total risk-based capital ratio of 28.32% at June 30, 2014. During the second quarter of 2014, we declared a quarterly cash dividend of $.04 per share to our common shareholders.

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

State Bank Financial Corporation has agreed to pay approximately $25.2 million in cash for all outstanding shares of Atlanta Bancorporation, Inc. The definitive agreement has been unanimously approved by the Boards of Directors of both companies and approved by Atlanta Bancorporation, Inc. shareholders. The acquisition is expected to close no later than the fourth quarter of 2014. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals.

Proposed Acquisition of Georgia-Carolina Bancshares, Inc.

On June 23, 2014, the Company entered into a definitive agreement to acquire Georgia-Carolina Bancshares, Inc. and its wholly-owned subsidiary, First Bank of Georgia, in a cash and stock transaction with a purchase price of approximately $82.4 million, or $22.35 per share of Georgia-Carolina Bancshares, Inc. stock. The transaction value at the time of the merger may change due to fluctuations in the price of the Company's common stock. Each share of Georgia-Carolina common stock will be converted into the right to receive $8.85 in cash and a number of shares of the Company's common stock equal to an exchange ratio, subject to the limitations that, if the aggregate value of the stock consideration is less than 40% of the aggregate merger consideration, the exchange ratio will be adjusted such that the aggregate stock consideration is at least 40% of the aggregate merger consideration. The exchange ratio will depend on the average closing price of the Company’s common stock during the twenty trading day period ending five business days before the closing of the transaction (the "Final State Bank Price"). If the Final State Bank Price is above $14.00 but below $17.00, the exchange ratio will be equal to $13.50 divided by the Final State Bank Price. If the Final State Bank Price is at or above $17.00, the exchange ratio will be 0.794. If the Final State Bank Price is at or below $14.00, the exchange ratio will be 0.964.

At March 31, 2014, First Bank of Georgia had total assets of approximately $523.1 million, total loans, including mortgage loans held for sale, of approximately $316.5 million, total deposits of approximately $427.2 million and total shareholder's equity of approximately $59.5 million. First Bank of Georgia is headquartered in Augusta, Georgia and operates seven banking offices in the Augusta metropolitan statistical area. In addition, the bank operates mortgage origination offices in the Augusta and Savannah, Georgia markets.

The definitive agreement has been unanimously approved by the Boards of Directors of both companies and is anticipated to close in the first quarter of 2015. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval by shareholders of Georgia-Carolina Bancshares, Inc.

Financial Summary

The following table provides unaudited selected financial data for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2.

	2014		2013			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2014	2013
Selected Results of Operations Data:
Total interest income on invested funds	$2,522	$2,493	$2,416	$2,587	$2,693	$5,015	$5,195
Interest income on noncovered loans, including fees	15,380	15,275	15,861	15,800	15,141	30,655	29,515
Accretion income on covered loans	17,087	26,536	48,065	27,978	25,787	43,623	46,423
Total interest expense	1,846	1,894	1,961	1,981	1,995	3,740	3,991
Net interest income	33,143	42,410	64,381	44,384	41,626	75,553	77,142
Provision for loan losses (noncovered loans)	1,000	—	—	905	665	1,000	1,015
Provision for loan losses (covered loans)	(299)	590	(98)	(636)	(1,288)	291	(3,673)
Amortization of FDIC receivable for loss share agreements	(1,949)	(15,292)	(31,372)	(18,971)	(20,762)	(17,241)	(37,541)
Other noninterest income	3,318	3,103	3,955	4,471	4,224	6,421	8,345
Total noninterest income	1,369	(12,189)	(27,417)	(14,500)	(16,538)	(10,820)	(29,196)
Noninterest expense	22,076	23,083	22,718	23,124	25,461	45,159	52,125
Income (loss) before income taxes	11,735	6,548	14,344	6,491	250	18,283	(1,521)
Income tax expense (benefit)	4,228	2,226	4,927	2,142	113	6,454	(502)
Net income (loss)	$7,507	$4,322	$9,417	$4,349	$137	$11,829	$(1,019)

Per Common Share Data:
Basic net income (loss) per share	$.23	$.13	$.29	$.14	$—	$.37	$(.03)
Diluted net income (loss) per share	.22	.13	.28	.13	—	.35	(.03)
Cash dividends declared per share	.04	.03	.03	.03	.03	.07	.06
Book value per share at period end	13.95	13.74	13.62	13.36	13.34	13.95	13.34
Tangible book value per share at period end	13.58	13.36	13.24	12.97	12.94	13.58	12.94
Weighted Average Shares Outstanding:
Basic	32,126,260	32,094,473	32,086,781	31,998,901	31,918,677	32,110,454	31,913,754
Diluted	33,589,797	33,644,135	33,519,550	33,296,650	33,124,681	33,617,054	31,913,754

Capital Ratios:
Average equity to average assets	17.18%	17.05%	16.78%	16.68%	16.16%	17.11%	16.25%
Leverage ratio	16.84%	16.67%	16.55%	16.20%	15.57%	16.84%	15.57%
Tier 1 risk-based capital ratio	27.06%	27.20%	27.85%	26.18%	25.88%	27.06%	25.88%
Total risk-based capital ratio	28.32%	28.47%	29.11%	27.44%	27.14%	28.32%	27.14%

Performance Ratios:
Return on average assets (7)	1.16%	.68%	1.46%	.67%	.02%	.92%	(.08)%
Return on average equity (7)	6.78%	3.99%	8.70%	4.04%	.13%	5.40%	(.48)%
Cost of funds	.35%	.37%	.37%	.38%	.37%	.36%	.38%
Net interest margin (1)(4)	5.55%	7.38%	11.26%	7.95%	7.40%	6.45%	7.00%
Interest rate spread (2)(4)	5.41%	7.25%	11.13%	7.83%	7.29%	6.31%	6.90%
Efficiency ratio (3)(4)	63.82%	76.19%	61.28%	77.16%	101.14%	69.60%	108.33%

	2014		2013			Six Months Ended June 30
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2014	2013
Asset Quality Ratios:
Net (recoveries) charge-offs to total average noncovered loans	(.01)%	(.07)%	(.08)%	.10%	(.01)%	(.04)%	(.03)%
Nonperforming loans to total noncovered loans (5)	.16%	.18%	.20%	.25%	.32%	.16%	.32%
Nonperforming assets to loans + ORE:
Noncovered	.22%	.26%	.29%	.33%	.42%	.22%	.42%
Covered	9.90%	13.23%	15.22%	15.11%	13.56%	9.90%	13.56%
Allowance for loan losses to loans:
Noncovered	1.45%	1.44%	1.48%	1.41%	1.41%	1.45%	1.41%
Covered	8.39%	7.79%	6.76%	4.16%	5.28%	8.39%	5.28%

Selected Average Balances:
Total assets	$2,585,908	$2,575,216	$2,559,725	$2,561,802	$2,644,241	$2,580,614	$2,635,695
Investment securities	481,240	430,696	379,975	375,321	359,391	456,108	340,600
Loans receivable:
Noncovered loans (6)	1,192,494	1,133,802	1,144,116	1,140,052	1,083,549	1,163,629	1,044,869
Covered loans	236,178	250,824	258,600	305,487	351,955	243,164	386,063
Interest-earning assets	2,399,921	2,333,684	2,271,737	2,219,251	2,260,718	2,367,008	2,228,458
Total deposits	2,108,595	2,088,787	2,089,202	2,077,170	2,147,653	2,098,745	2,131,607
Interest-bearing liabilities	1,646,019	1,652,851	1,663,983	1,662,506	1,747,126	1,649,415	1,741,915
Noninterest-bearing liabilities	495,714	483,260	466,248	472,084	469,876	489,559	465,367
Shareholders' equity	444,175	439,105	429,494	427,212	427,239	441,640	428,413

Selected Actual Balances:
Total assets	$2,580,280	2,617,378	$2,600,705	$2,527,101	$2,607,697	$2,580,280	$2,607,697
Investment securities	494,874	454,053	387,048	374,838	370,146	494,874	370,146
Loans receivable:
Noncovered loans	1,230,304	1,166,913	1,123,475	1,164,854	1,123,122	1,230,304	1,123,122
Covered loans	211,302	246,279	257,494	290,077	333,683	211,302	333,683
Allowance for loan losses (noncovered loans)	(17,885)	(16,858)	(16,656)	(16,427)	(15,805)	(17,885)	(15,805)
Allowance for loan losses (covered loans)	(17,722)	(19,182)	(17,409)	(12,075)	(17,630)	(17,722)	(17,630)
Interest-earning assets	2,436,606	2,418,390	2,359,145	2,229,921	2,258,641	2,436,606	2,258,641
Total deposits	2,115,213	2,141,061	2,128,325	2,049,911	2,126,084	2,115,213	2,126,084
Interest-bearing liabilities	1,656,558	1,674,018	1,667,085	1,636,414	1,705,398	1,656,558	1,705,398
Noninterest-bearing liabilities	475,415	501,921	496,437	462,094	476,373	475,415	476,373
Shareholders' equity	448,307	441,439	437,183	428,593	425,926	448,307	425,926

(1) Annualized net interest income divided by average interest-earning assets.
(2) Yield on interest-earning assets less cost of interest-bearing liabilities.
(3) Noninterest expenses divided by net interest income plus noninterest income.
(4) Calculated on a fully tax-equivalent basis using a tax rate of 35%.
(5) The ratio of nonperforming loans to total loans is disclosed for noncovered loans only as there are no covered loans designated as nonperforming.
(6) Includes average nonaccrual loans of $2.0 million for second quarter 2014, $2.1 million for first quarter 2014, $2.6 million for fourth quarter 2013, $2.4 million for third quarter 2013 and $4.1 million for second quarter 2013.
(7) Net income annualized for the applicable period.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2013 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2013 Annual Report on Form 10-K.

Balance Sheet Review

General

At June 30, 2014, we had total assets of approximately $2.6 billion, consisting principally of $1.2 billion in net noncovered loans, $193.6 million in net covered loans, $494.9 million in investment securities, $39.3 million in FDIC receivable, $23.9 million in other real estate owned and $507.7 million in cash and cash equivalents. Our liabilities at June 30, 2014 totaled $2.1 billion, consisting principally of deposits. At June 30, 2014, our shareholders' equity was $448.3 million.

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

Investments

Our investment portfolio consists of U.S. government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government agency securities, municipal securities and asset-backed securities. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At June 30, 2014, we had $494.9 million in available-for-sale securities representing approximately 19.2% of total assets, compared to $387.0 million, or 14.9% of total assets, at December 31, 2013. Investment securities were up $107.8 million, or 27.9%, compared to December 31, 2013. Our increased investment in securities was due to management's decision to gain a greater return on liquid assets, which grew during the six months ended June 30, 2014. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile. Investment securities with an aggregate fair value of $165.4 million at June 30, 2014 were pledged to secure public deposits.

        At June 30, 2014, $68.1 million, or 13.8%, of our available-for-sale securities were invested in securities of U.S. government agencies, compared to $81.1 million, or 21.0%, as of December 31, 2013. At June 30, 2014, $276.6 million, or 55.9%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $175.9 million, or 45.5%, at December 31, 2013. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"). These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association ("Ginnie Mae"), which is a federal agency, and are guaranteed by the U.S. government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At June 30, 2014, $116.7 million, or 23.6% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $117.6 million, or 30.4%, as of December 31, 2013. Substantially all of our nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

At June 30, 2014, $26.9 million, or 5.4%, of our available-for-sale securities were invested in asset-backed securities, compared to $2.9 million, or .8%, as of December 31, 2013. Asset-backed securities currently consist of highly rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk.

The following table is a summary of our available-for-sale investment portfolio for the periods presented (dollars in thousands):

	June 30, 2014		December 31, 2013
Available-for-Sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$67,405	$68,052	$80,692	$81,111
States and political subdivisions	6,469	6,503	9,317	9,367
Residential mortgage-backed securities — nonagency	109,085	116,744	110,900	117,647
Residential mortgage-backed securities — agency	275,642	276,640	176,503	175,926
Asset-backed securities	26,820	26,885	2,936	2,940
Equity securities	51	50	51	57
Total	$485,472	$494,874	$380,399	$387,048

The following table shows contractual maturities and yields on our investments in debt securities for the period presented (dollars in thousands):

	Distribution of Maturities
June 30, 2014	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$5,752	$26,798	$8,553	$26,302	$67,405
States and political subdivisions	3,613	2,552	304	—	6,469
Residential mortgage-backed securities — nonagency	—	—	—	109,085	109,085
Residential mortgage-backed securities — agency	—	—	180,567	95,075	275,642
Asset-backed securities	—	—	—	26,820	26,820
Total debt securities	$9,365	$29,350	$189,424	$257,282	$485,421

Fair Value (1):
U.S. Government securities	$5,760	$26,970	$8,739	$26,583	$68,052
States and political subdivisions	3,619	2,562	322	—	6,503
Residential mortgage-backed securities — nonagency	—	—	—	116,744	116,744
Residential mortgage-backed securities — agency	—	—	181,561	95,079	276,640
Asset-backed securities	—	—	—	26,885	26,885
Total debt securities	$9,379	$29,532	$190,622	$265,291	$494,824

Weighted average yield (2):
Total debt securities	1.27%	.80%	1.47%	2.08%	1.75%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis.

Loans

We had total net loans outstanding of approximately $1.4 billion at June 30, 2014 and $1.3 billion at December 31, 2013. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential mortgages for our portfolio, but we do originate and hold traditional second mortgage residential real estate loans and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, where possible, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of the ultimate repayment or collection of the loan.

Our noncovered loans increased $106.8 million, or 9.5%, to $1.2 billion at June 30, 2014 from December 31, 2013, as we continued to replace our covered loan run-off with organic loan growth. Our covered loans decreased $46.2 million, or 17.9%, to $211.3 million at June 30, 2014 from December 31, 2013, as covered loans were paid down or charged-off and submitted to the FDIC for loss share reimbursement. We expect our noncovered loans to continue to increase as we originate and purchase well-underwritten loans, while we expect our covered loans to continue to decrease as such loans are collected, charged-off or the underlying collateral is foreclosed on and sold. Due to the current economic environment, covered loans may decrease faster than noncovered loans increase, thereby resulting in a decrease in gross loans receivable.

The following table summarizes the composition of our loan portfolio for the periods presented (dollars in thousands):

	June 30, 2014				December 31, 2013
	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total	Noncovered Loans	Covered Loans	Total Amount	% of Gross Total
Construction, land & land development	$271,525	$23,851	$295,376	20.5%	$251,043	$35,383	$286,426	20.7%
Other commercial real estate	616,418	54,212	670,630	46.5%	550,474	67,573	618,047	44.8%
Total commercial real estate	887,943	78,063	966,006	67.0%	801,517	102,956	904,473	65.5%
Commercial & industrial	55,555	3,070	58,625	4.1%	30,145	4,271	34,416	2.5%
Owner-occupied real estate	167,129	43,409	210,538	14.6%	174,858	54,436	229,294	16.6%
Total commercial & industrial	222,684	46,479	269,163	18.7%	205,003	58,707	263,710	19.1%
Residential real estate	75,683	86,371	162,054	11.2%	66,835	95,240	162,075	11.7%
Consumer & other	43,994	389	44,383	3.1%	50,120	591	50,711	3.7%
Total gross loans receivable, net of deferred fees	1,230,304	211,302	1,441,606	100.0%	1,123,475	257,494	1,380,969	100.0%
Less - allowance for loan losses	(17,885)	(17,722)	(35,607)		(16,656)	(17,409)	(34,065)
Total loans, net	$1,212,419	$193,580	$1,405,999		$1,106,819	$240,085	$1,346,904

FDIC Receivable for Loss Share Agreements and Clawback Liability

In connection with each of our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC and we recorded a net receivable from the FDIC which represents the estimated reimbursements we expect to receive from losses we incur as we dispose of loans and other real estate covered under the loss share agreements, less payments owed by us to the FDIC on recoveries and under the clawback liability (discussed below). At June 30, 2014, 14.7% of our outstanding principal balance of loans and 97.0% of our other real estate assets were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us either 80% or 95% of all losses we incur in connection with those assets.

At June 30, 2014, we had $211.3 million of covered loans and $23.2 million of covered other real estate owned subject to loss share agreements. Of this amount, $100.9 million of loans and $14.9 million of other real estate owned are associated with commercial loss share agreements under which our right to be reimbursed by the FDIC for losses is expiring in 2014. We are amortizing any impairment of the FDIC receivable for loss share agreements over the lesser of the remaining life of the loan or the expiration of the loss share agreement. The only portion of the FDIC receivable related to each applicable loss share agreement that will remain upon the expiration of such loss share agreement will be for claims on losses submitted to the FDIC prior to the time the agreement expired, but for which we have not yet received reimbursement. Any recoveries on commercial assets during the three year period following expiration of the loss share coverage will be shared with the FDIC generally at 80% or 95%, depending on the threshold included in the loss share agreement. Any losses on formerly covered assets after the applicable loss share agreement expires will not be eligible for reimbursement from the FDIC. We do not anticipate that these losses will be material to our overall financial results. The covered loans will continue to be subject to the quarterly re-estimation of cash flows. The covered other real estate owned is carried at the lower of cost or fair value less estimated costs to sell, with periodic reviews of the carrying value.

The FDIC receivable for loss share agreements was $39.3 million at June 30, 2014, a decrease of $63.9 million, or 62.0%, from $103.2 million at December 31, 2013. The decrease in the FDIC receivable at June 30, 2014 compared to the year ended December 31, 2013 was primarily the result of $35.1 million in cash collected from the FDIC on realized losses on our covered assets. Additionally, we recognized $17.2 million of amortization expense resulting from impairments to the FDIC receivable as cash flow estimates improved for certain of our covered loans. The total impairment on the FDIC receivable is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement. Of the remaining FDIC receivable, $19.9 million is currently scheduled for future amortization with an estimated weighted average life of four quarters. This time frame for amortization is driven, in large part, by the fact that our earliest failed bank acquisitions were our largest transactions and the commercial loss share agreements for these transactions begin to expire in 2014.

At the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we will be required to reimburse the FDIC in the event that losses on covered assets do not reach certain benchmarks as defined in the loss share agreements, which we refer to as the clawback liability. The potential reimbursement to the FDIC is based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At June 30, 2014, we recorded a clawback liability of $5.5 million to the FDIC related to the First Security National Bank, NorthWest Bank & Trust, United Americas Bank, Piedmont Community Bank and Community Capital Bank acquisitions, which is netted against the "FDIC Receivable for Loss Share Agreements" in our consolidated statements of financial condition.

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

The ALL on our noncovered loan portfolio is determined based on factors such as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans and economic conditions that may affect the borrowers' ability to pay. The ALL for noncovered loans consists of two components: a specific reserve and a general reserve. The specific reserve is representative of identified credit exposures that are readily predictable by the current performance of the borrower and the underlying collateral and relates to loans that are individually determined to be impaired. The general reserve is based on historical loss experience adjusted for current economic factors and relates to nonimpaired loans. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies or procedures. The qualitative analysis requires judgment by management and is subject to continuous validation.

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

At June 30, 2014, our total ALL for noncovered and covered loans was $35.6 million, an increase of $1.5 million compared to December 31, 2013. The ALL reflected net charge-offs and provision for loan losses of $2.8 million and $1.3 million, respectively, on noncovered and covered loans for the six months ended June 30, 2014.

At June 30, 2014, our noncovered ALL increased $1.2 million to $17.9 million, compared to $16.7 million at December 31, 2013. The increase in our noncovered ALL at June 30, 2014 is primarily from $1.0 million of provision for loan losses charged to expense for the six months ended June 30, 2014 as a result of organic loan growth during the period. The noncovered ALL to total noncovered loans was 1.45% at June 30, 2014, compared to 1.48% at December 31, 2013.

We established the covered ALL due to additional credit deterioration in our covered loan portfolio subsequent to our initial fair value estimates. At June 30, 2014, our covered ALL increased $313,000 to $17.7 million, compared to $17.4 million at December 31, 2013. The increase in the covered ALL was mainly due to provision expense recorded during the six months ended June 30, 2014 relating primarily to one of the loan pools that closed during the period offset by net charge-offs of $3.0 million recorded during the six months ended June 30, 2014. The provision for loan losses charged to expense for the six months ended June 30, 2014 was $291,000, net of the amount recorded through the FDIC receivable, compared to negative $3.7 million for the same period in 2013. Our covered loan portfolio balance continued to decline with an ending balance of $211.3 million at June 30, 2014, compared to $257.5 million at December 31, 2013. The overall covered loan portfolio continues to perform in excess of our initial projections at the applicable acquisition dates. However, the performance is not uniform across all asset classes, individually reviewed loans and loan pools. Despite the net positive credit trends in covered loans, there remains the potential for future volatility within the provision for loan losses on covered loans.

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

The following table summarizes the activity in our allowance for loan losses related to our noncovered and covered loans for the periods presented (dollars in thousands):

	Six Months Ended June 30
	2014			2013
	Noncovered Loans	Covered Loans	Totals	Noncovered Loans	Covered Loans	Total
Balance, at the beginning of period	$16,656	$17,409	$34,065	$14,660	$55,478	$70,138
Charge-offs:
Construction, land & land development	65	3,762	3,827	—	9,763	9,763
Other commercial real estate	—	4,422	4,422	1	5,303	5,304
Total commercial real estate	65	8,184	8,249	1	15,066	15,067
Commercial & industrial	105	932	1,037	10	909	919
Owner-occupied real estate	—	1,769	1,769	—	1,869	1,869
Total commercial & industrial	105	2,701	2,806	10	2,778	2,788
Residential real estate	1	656	657	1	1,861	1,862
Consumer & other	44	10	54	8	221	229
Total charge-offs	$215	$11,551	$11,766	$20	$19,926	$19,946
Recoveries on loans previously charged-off:
Construction, land & land development	289	3,797	4,086	134	4,415	4,549
Other commercial real estate	1	2,037	2,038	3	2,644	2,647
Total commercial real estate	290	5,834	6,124	137	7,059	7,196
Commercial & industrial	122	652	774	1	650	651
Owner-occupied real estate	—	999	999	5	2,685	2,690
Total commercial & industrial	122	1,651	1,773	6	3,335	3,341
Residential real estate	24	1,016	1,040	2	1,612	1,614
Consumer & other	8	56	64	5	219	224
Total recoveries	$444	$8,557	$9,001	$150	$12,225	$12,375
Net (recoveries) charge-offs	(229)	2,994	2,765	(130)	7,701	7,571
Provision for loan losses	1,000	3,307	4,307	1,015	(30,147)	(29,132)
Amount attributable to FDIC loss share agreements	—	(3,016)	(3,016)	—	26,474	26,474
Total provision for loan losses charged to operations	1,000	291	1,291	1,015	(3,673)	(2,658)
Provision for loan losses recorded through the FDIC loss share receivable	—	3,016	3,016	—	(26,474)	(26,474)
Balance, at end of period	$17,885	$17,722	$35,607	$15,805	$17,630	$33,435
Allowance for loan losses to loans receivable	1.45%	8.39%	2.47%	1.41%	5.28%	2.30%
Ratio of net (recoveries) charge-offs to average loans outstanding	(.04)%	2.48%	.40%	(.03)%	4.02%	1.07%

Allocation of Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses for noncovered and covered loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Noncovered loans:
Construction, land & land development	$4,553	18.8%	$3,667	18.2%
Other commercial real estate	8,188	42.7%	7,496	39.9%
Total commercial real estate	12,741	61.5%	11,163	58.1%
Commercial & industrial	942	3.9%	604	2.2%
Owner-occupied real estate	2,437	11.6%	2,535	12.7%
Total commercial & industrial	3,379	15.5%	3,139	14.9%
Residential real estate	1,080	5.2%	1,015	4.8%
Consumer & other	685	3.1%	1,339	3.6%
Total allowance for noncovered loans	$17,885	85.3%	$16,656	81.4%
Covered loans:
Construction, land & land development	$2,994	1.7%	$4,341	2.5%
Other commercial real estate	7,612	3.8%	6,885	4.9%
Total commercial real estate	10,606	5.5%	11,226	7.4%
Commercial & industrial	693.2%		1,680.3%
Owner-occupied real estate	2,475	3.0%	1,950	3.9%
Total commercial & industrial	3,168	3.2%	3,630	4.2%
Residential real estate	3,873	6.0%	2,481	6.9%
Consumer & other	75	—%	72.1%
Total allowance for covered loans	$17,722	14.7%	$17,409	18.6%
Total allowance for loan losses	$35,607	100.0%	$34,065	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, other real estate owned and foreclosed property. For noncovered loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

All of our covered loans were acquired in failed bank transactions and were considered to have evidence of deteriorated credit quality at the date of acquisition, as limited due diligence was afforded to allow a sufficient detailed review to classify the acquired loans into credit deterioration and performing categories. At the time of acquisition, our covered loans were designated as specifically-reviewed or as part of a loan pool and accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As a result, we do not consider our covered loans acquired to be nonperforming assets as long as their cash flows and timing of such cash flows continue to be estimable and probable. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. As a result, management has excluded covered loans from the table in this section.

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

Other real estate owned (OREO), consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan losses at the time of foreclosure. For acquired OREO, the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. For banking premises no longer used for a specific business purpose, the property is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell, with any excess of the carrying value over the fair value less estimated costs to sell recorded to gain or loss on sales of premises and equipment.

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

Loan modifications on covered loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At June 30, 2014, we did not have any covered loans classified as troubled debt restructurings.

The following tables set forth our nonperforming assets for the periods presented (dollars in thousands):

	At June 30, 2014			At December 31, 2013
	Noncovered Assets	Covered Assets	Total	Noncovered Assets	Covered Assets	Total
Nonaccrual loans	$1,063	$—	$1,063	$1,396	$—	$1,396
Troubled debt restructurings not included above	875	—	875	869	—	869
Total nonperforming loans	1,938	—	1,938	2,265	—	2,265
Other real estate owned	729	23,209	23,938	965	46,222	47,187
Total nonperforming assets	$2,667	$23,209	$25,876	$3,230	$46,222	$49,452
Nonperforming loans to total loans	.16%	—%	.13%	.20%	—%	.16%
Nonperforming assets to total loans and other real estate owned	.22%	9.90%	1.77%	.29%	15.22%	3.46%

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $25.9 million, or 1.8% of total loans and other real estate owned, at June 30, 2014, compared to $49.5 million, or 3.5% of total loans and other real estate owned, at December 31, 2013. Of the $25.9 million in nonperforming assets at June 30, 2014, $23.2 million related to other real estate owned covered by loss share agreements with the FDIC. Of the $49.5 million in nonperforming assets at December 31, 2013, $46.2 million related to other real estate owned covered by loss share agreements with the FDIC.

At both June 30, 2014 and December 31, 2013, we had no accruing noncovered loans greater than 90 days past due. At both June 30, 2014 and December 31, 2013, a significant portion of our covered loans were past due, including many that were 90 days or greater past due. However, as noted previously, under ASC 310-30, our covered loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on noncovered nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $23,000 and $48,000 for the three and six months ended June 30, 2014, respectively. Interest income recognized on noncovered nonaccrual loans was approximately $17,000 and $64,000 for the three and six months ended June 30, 2014, respectively.

Potential noncovered problem loans amounted to $2.1 million, or .2%, of total noncovered loans outstanding at June 30, 2014, compared to $8.3 million, or .7%, of total noncovered loans outstanding at December 31, 2013. Potential noncovered problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.

Deposits
Total deposits at June 30, 2014 were $2.1 billion, a decrease of $13.1 million from December 31, 2013. During the six months ended June 30, 2014, we continued to enhance our deposit product offerings for commercial customers. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The overall mix of deposits remained relatively unchanged at June 30, 2014, with noninterest-bearing deposits decreasing $6.7 million from December 31, 2013 to $461.4 million and representing 21.8% of total deposits. The decrease in noninterest-bearing deposits resulted primarily from commercial checking accounts. Average noninterest-bearing deposits increased $55.3 million, or 13.5%, for the three months ended June 30, 2014 compared to the same period in 2013. Average noninterest-bearing deposits increased $56.3 million, or 14.1%, for the six months ended June 30, 2014 compared to the same period in 2013.

At June 30, 2014, interest-bearing transaction accounts increased $19.9 million from December 31, 2013. The majority of the increase was related to growth in commercial accounts. Furthermore, interest-bearing deposits in savings and money market accounts increased $6.7 million during the six months ended June 30, 2014, primarily resulting from business development activity in commercial deposits. Time deposits, excluding brokered and wholesale time deposits, decreased $24.8 million during the six months ended June 30, 2014. Due to our strategy of decreasing our cost of funds, we were not able to renew all maturing deposits. Customers with maturing CDs in 2014 were offered lower rates at renewal resulting in some customers choosing not to renew or opting to invest in other products.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 35 and 36 basis points for the three and six months ended June 30, 2014, compared to 37 and 38 basis points for the three and six months ended June 30, 2013.

The following table shows the composition of deposits as of the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$461,434	21.8%	$468,138	22.0%
Interest-bearing transaction accounts	387,855	18.3%	367,983	17.3%
Savings and money market deposits	898,833	42.5%	892,136	41.9%
Time deposits less than $100,000	155,918	7.4%	168,611	7.9%
Time deposits $100,000 or greater	112,705	5.3%	124,827	5.9%
Brokered and wholesale time deposits	98,468	4.7%	106,630	5.0%
Total deposits	$2,115,213	100.0%	$2,128,325	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the dates indicated (dollars in thousands):

	Six Months Ended June 30
	2014		2013
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$453,974	—%	$397,720	—%
Interest-bearing transaction accounts	367,116.12%		342,381.11%
Savings and money market deposits	893,573.45%		946,613.43%
Time deposits less than $100,000	162,211.54%		194,325.59%
Time deposits $100,000 or greater	118,413.67%		143,838.73%
Brokered and wholesale time deposits	103,458.94%		106,730.93%
Total deposits	$2,098,745		$2,131,607

The maturity distribution of our wholesale and time deposits of $100,000 or greater at June 30, 2014 was as follows (dollars in thousands):

Three months or less	$30,337
Over three through six months	25,652
Over six though twelve months	47,127
Over twelve months	37,393
Total	$140,509

Capital Resources

We maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At June 30, 2014, shareholders' equity was $448.3 million, or 17.4% of total assets, compared to $437.2 million, or 16.8% of total assets, at December 31, 2013. The primary factors affecting changes in shareholders' equity were our net income and the change in accumulated other comprehensive income, offset by dividends declared during the year.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board ("FRB") imposes similar capital regulations on bank holding companies. To be considered "well capitalized" under capital guidelines, the Bank must maintain total risk-based capital, Tier I capital and leverage ratios of 10%, 6%, and 5%, respectively. To be considered "adequately capitalized" under capital guidelines, the Company must maintain total risk-based capital of 8% and Tier I and leverage ratios of 4%. At June 30, 2014, we exceeded all minimum regulatory capital requirements as shown in the table below.

At June 30, 2014, Tier 1 and Total Risk-Based Capital ratios declined for the Bank and Company compared to December 31, 2013, as a result of the declaration of dividends and the increase in risk-weighted assets, offset by net income for the six months ended June 30, 2014. The increase in risk-weighted assets was attributable in large part to the growth in our noncovered loan portfolio, which has higher risk-weights than our covered loan portfolio. The balances of both the covered loan portfolio and the FDIC receivable, which are assigned lower risk-weights, declined $110.1 million from December 31, 2013 to June 30, 2014. We expect in the second half of 2014 that a portion of our covered loans will be assigned higher risk-weights, resulting in an increase in risk-weighted assets, as loss share coverage begins expiring on three commercial loss share agreements with the FDIC. At June 30, 2014, the leverage ratio increased for the Company and Bank compared to December 31, 2013 as a result of an increase in average assets and Tier 1 capital.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	June 30, 2014		December 31, 2013
	Bank	Company	Bank	Company
Leverage ratio	14.67%	16.84%	14.28%	16.55%
Tier 1 risk-based capital ratio	23.57%	27.06%	24.06%	27.85%
Total risk-based capital ratio	24.83%	28.32%	25.32%	29.11%

The Company and the Bank entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, the Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time the Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and the Bank were in compliance with the Capital Maintenance Agreement at June 30, 2014.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for covered banking organizations will not begin until January 2015, while the phase-in period for advanced approaches organizations began in January 2014. The U.S. implementation of the new capital and liquidity standards is not expected to significantly impact the Company and the Bank as our current capital levels far exceed those required under the new rules.

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from our subsidiary bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. As of June 30, 2014, our subsidiary bank had the capacity to pay $6.9 million in dividends to us without prior regulatory approval. Subsequent to June 30, 2014, our subsidiary bank received regulatory approval to pay a $25.0 million dividend to us, which we will use to fund the merger consideration in the proposed acquisition of Atlanta Bancorporation, Inc. At June 30, 2014, the Company had $54.5 million in cash and due from bank accounts, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. We intend to seek regulatory approval in the latter half of 2014 for our subsidiary bank to pay an additional dividend to us to fund the cash portion of the merger consideration that will be made on the proposed acquisition of Georgia-Carolina Bancshares, Inc. On March 18, 2014 and June 17, 2014, we paid cash dividends of $.03 and $.04, respectively, per common share to our shareholders.

We currently have a level of capitalization that will support significant growth, and the long term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we recently entered into a definitive agreement to acquire Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta, and entered into a material definitive agreement to acquire Georgia-Carolina Bancshares, Inc. and its wholly-owned subsidiary bank, First Bank of Georgia. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At June 30, 2014, unfunded commitments to extend credit were $346.4 million. A significant portion of the unfunded commitments related to commercial and residential real estate and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At June 30, 2014, there were commitments totaling approximately $1.3 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      Except as disclosed in Note 12 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations at June 30, 2014 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$22,085	$2,716	$5,235	$4,915	$9,219

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

At June 30, 2014, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $507.7 million, or 19.7% of total assets. Our available-for-sale securities at June 30, 2014 amounted to $494.9 million, or 19.2% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2014, core deposits were 143.9% of net loans, compared with 150.8% at December 31, 2013. We maintain seven federal funds lines of credit with correspondent banks totaling $150.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2014, we had no advances from the FHLB and a remaining credit availability of $77.0 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $216.7 million secured by certain loans from our loan portfolio.

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

Through the use of derivatives, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At June 30, 2014, we had interest rate swaps and caps with aggregate notional amounts of $161.9 million and $200.0 million, respectively. The fair value of the derivative financial assets was $4.8 million at June 30, 2014, compared to $8.1 million at December 31, 2013. The fair value of the derivative financial liabilities was $1.2 million at June 30, 2014, compared to $764,000 at December 31, 2013. Note 8 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2014. Based on the simulation run at June 30, 2014, annual net interest income would be expected to decrease approximately .17%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately .74%. If rates decreased 100 basis points from current rates, net interest income is projected to increase approximately .93%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The decrease in asset sensitivity at June 30, 2014 was primarily the result of cash deployment into fixed income securities and an increase in the mix of short-term interest-bearing deposits.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	June 30, 2014	December 31, 2013
+200	.74%	1.61%
+100	(.17)	.40
-100.93		.67
-200	Not meaningful	Not meaningful

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

Three Months Ended June 30, 2014 and 2013

Our net interest income on a taxable equivalent basis was $33.2 million for the three months ended June 30, 2014, a decrease of $8.5 million, or 20.4%, from the three months ended June 30, 2013. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities was 5.41% for the three months ended June 30, 2014 compared to 7.29% for the same period in 2013. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest earning assets was 5.55% for the three months ended June 30, 2014 compared to 7.40% for the three months ended June 30, 2013.

The yield on average earnings assets was 5.86% for the three months ended June 30, 2014, compared to 7.75% for the three months ended June 30, 2013, driven primarily by an $8.7 million decline in accretion income on covered loans, due largely to average covered loan balances declining $115.8 million, or 32.9%. The yield on our covered loans can vary significantly from period to period dependent largely on when covered loan pools close and the timing of customer payments. Our covered loan yield decreased to 29.02% for the three months ended June 30, 2014, down 37 basis points from the three months ended June 30, 2013. No covered loan pools closed during the three months ended June 30, 2014, compared to one covered loan pool closing during the same period in 2013, resulting in a gain of $1.2 million for the three months ended June 30, 2013. Our noncovered loan yield for the three months ended June 30, 2014 was 5.20%, a 43 basis point decrease from the three months ended June 30, 2013, primarily as a result of payoffs from higher-yielding loans as well as lower yields on new fundings. The yield on our combined taxable and nontaxable investment portfolio was 1.84% for the three months ended June 30, 2014, down 83 basis points from the three months ended June 30, 2013, primarily driven by our deployment of excess cash on the balance sheet into securities with lower yields. Continued reinvestment into lower-yielding securities, due to the current interest rate environment and our focus on maintaining a short duration portfolio, is expected to produce lower overall yields in our investment portfolio.

The average rate on interest-bearing liabilities was .45% for the three months ended June 30, 2014, a decrease of one basis point from the three months ended June 30, 2013, primarily resulting from a change in the mix of our interest-bearing liabilities. The average rate paid on interest-bearing deposits was .43% for the three months ended June 30, 2014 and June 30, 2013. The average balance of interest-bearing deposits outstanding was $1.6 billion for the three months ended June 30, 2014, a decrease of $94.4 million from the same period in 2013. Our cost of funds was 35 basis points for the three months ended June 30, 2014, a decrease of two basis points from the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and 2013

Our net interest income on a taxable equivalent basis was $75.7 million for the six months ended June 30, 2014, a decrease of $1.6 million, or 2.1%, from the six months ended June 30, 2013. Our net interest spread on a taxable equivalent basis was 6.31% for the six months ended June 30, 2014, a decrease of 59 basis points from the same period in 2013. Our net interest margin on a taxable equivalent basis was 6.45% for the six months ended June 30, 2014, a decrease of 55 basis points from the six months ended June 30, 2013.

The yield on average earnings assets was 6.77% for the six months ended June 30, 2014, a decrease of 59 basis points from the six months ended June 30, 2013, driven primarily by decreases in the yields on our investment portfolio and noncovered loans offset by increases in our covered loan yield. Our average covered loan balance declined $142.9 million, or 37.0%, during the six months ended June 30, 2014 as compared to the same period in 2013. Our covered loan yield increased to 36.18% for the six months ended June 30, 2014, compared to 24.25% for the same period in 2013. Accretion income on our covered loans for the six months ended June 30, 2014 includes gains of $15.9 million on covered loan pools that closed during the six months ended June 30, 2014, compared to gains of $2.7 million on covered loan pools that closed during the six months ended June 30, 2013. Our noncovered loan yield for the six months ended June 30, 2014 was 5.34%, a 38 basis point decrease from the six months ended June 30, 2013, primarily as a result of payoffs from higher-yielding loans as well as lower yields on new fundings. The yield on our investment portfolio was 1.93% for the six months ended June 30, 2014, down 83 basis points from the six months ended June 30, 2013, primarily driven by our deployment of excess cash on the balance sheet into securities with lower yields. Continued reinvestment into lower-yielding securities, due to the current interest rate environment and our focus on maintaining a short duration portfolio, is expected to produce lower overall yields in our investment portfolio.

The average rate on interest-bearing liabilities was stable at .46% for the six months ended June 30, 2014 and 2013. The average rate paid on interest-bearing deposits was .43% for the six months ended June 30, 2014, a decrease of one basis point from the six months ended June 30, 2013, while the average balance of interest-bearing deposits outstanding was $1.6 billion for the six months ended June 30, 2014, a decrease of $89.1 million from the same period in 2013. The decline in the average rate paid on interest-bearing deposits was a result of our continued shift in our deposit mix away from higher cost money market accounts and time deposits to lower cost transaction deposits. Our cost of funds was 36 and 38 basis points for the six months ended June 30, 2014 and 2013, respectively.

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

	For the Three Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$490,009	$320.26%		$465,823	$314.27%
Taxable investment securities	475,739	2,181	1.84%	352,955	2,355	2.68%
Nontaxable investment securities, tax-equivalent basis (1)	5,501	32	2.33%	6,436	37	2.31%
Noncovered loans receivable, tax-equivalent basis (2) (3)	1,192,494	15,446	5.20%	1,083,549	15,214	5.63%
Covered loans receivable	236,178	17,087	29.02%	351,955	25,787	29.39%
Total earning assets	2,399,921	35,066	5.86%	2,260,718	43,707	7.75%
Total nonearning assets	185,987			383,523
Total assets	$2,585,908			$2,644,241

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$376,143	$117.12%		$360,221	$94.10%
Savings & money market deposits	892,168	1,005.45%		936,819	979.42%
Time deposits less than $100,000	159,296	212.53%		190,795	281.59%
Time deposits $100,000 or greater	114,652	188.66%		142,364	257.72%
Brokered and wholesale time deposits	100,395	237.95%		106,818	248.93%
Notes Payable	3,365	87	10.37%	5,026	135	10.77%
Securities sold under agreements to repurchase	—	—	—%	5,083	1.08%
Total interest-bearing liabilities	1,646,019	1,846.45%		1,747,126	1,995.46%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	465,941			410,636
Other liabilities	29,773			59,240
Shareholders’ equity	444,175			427,239
Total liabilities and shareholders’ equity	$2,585,908			$2,644,241
Net interest income		$33,220			$41,712
Net interest spread			5.41%			7.29%
Net interest margin			5.55%			7.40%
Cost of funds			.35%			.37%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $11,000 and $13,000 for the three months ended June 30, 2014 and 2013, respectively.
(2)   Includes average nonaccruing noncovered loans of $2.0 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively. There are no nonaccrual covered loans.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $66,000 and $73,000 for the three months ended June 30, 2014 and 2013, respectively.

	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Interest-bearing deposits in other financial institutions	$504,107	$665.27%		$456,926	$565.25%
Taxable investment securities	450,589	4,308	1.93%	333,839	4,575	2.76%
Nontaxable investment securities, tax-equivalent basis (2)	5,519	64	2.34%	6,761	85	2.54%
Noncovered loans receivable, tax-equivalent basis (3) (4)	1,163,629	30,786	5.34%	1,044,869	29,657	5.72%
Covered loans receivable	243,164	43,623	36.18%	386,063	46,423	24.25%
Total earning assets	2,367,008	79,446	6.77%	2,228,458	81,305	7.36%
Total nonearning assets	213,606			407,237
Total assets	$2,580,614			$2,635,695

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$367,116	$224.12%		$342,381	$188.11%
Savings & money market deposits	893,573	1,973.45%		946,613	2,001.43%
Time deposits less than $100,000	162,211	433.54%		194,325	569.59%
Time deposits $100,000 or greater	118,413	394.67%		143,838	523.73%
Brokered and wholesale time deposits	103,458	481.94%		106,730	493.93%
Notes Payable	4,283	235	11.06%	3,788	215	11.45%
Securities sold under agreements to repurchase	361	—	—%	4,240	2.10%
Total interest-bearing liabilities	1,649,415	3,740.46%		1,741,915	3,991.46%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	453,974			397,720
Other liabilities	35,585			67,647
Shareholders’ equity	441,640			428,413
Total liabilities and shareholders’ equity	$2,580,614			$2,635,695
Net interest income		$75,706			$77,314
Net interest spread			6.31%			6.90%
Net interest margin			6.45%			7.00%
Cost of funds			.36%			.38%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $22,000 and $30,000 for the six months ended June 30, 2014 and 2013, respectively.
(2)   Includes average nonaccruing noncovered loans of $2.0 million and $4.1 million for the six months ended June 30, 2014 and 2013, respectively. There are no nonaccrual covered loans.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $131,000 and $142,000 for the six months ended June 30, 2014 and 2013, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2014 vs. June 30, 2013			June 30, 2014 vs. June 30, 2013
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Noncovered loans	$5,544	$(5,312)	$232	$5,936	$(4,807)	$1,129
Covered loans	(8,480)	(220)	(8,700)	(38,954)	36,154	(2,800)
Taxable investment securities	2,819	(2,993)	(174)	2,718	(2,985)	(267)
Nontaxable investment securities	(7)	2	(5)	(15)	(6)	(21)
Interest-bearing deposits in other financial institutions	54	(48)	6	60	40	100
Total interest income	(70)	(8,571)	(8,641)	(30,255)	28,396	(1,859)

Interest expense:
Total deposits	(107)	7	(100)	(193)	(76)	(269)
Notes payable	(44)	(4)	(48)	41	(21)	20
Securities sold under repurchase agreements and federal funds purchased	(1)	—	(1)	—	(2)	(2)
Total interest expense	(152)	3	(149)	(152)	(99)	(251)
Net interest income	$82	$(8,574)	$(8,492)	$(30,103)	$28,495	$(1,608)

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

Three Months Ended June 30, 2014 and 2013

We recorded a provision for loan losses of $1.0 million related to noncovered loans for the three months ended June 30, 2014, compared to $665,000 for the three months ended June 30, 2013. The amount of noncovered loan loss provision recorded during the three months ended June 30, 2014 and 2013 was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the noncovered loan portfolio and is mostly attributable to organic loan growth.

Our provision for loan losses related to covered loans was a negative $299,000 for the three months ended June 30, 2014 compared to negative $1.3 million for the three months ended June 30, 2013. The negative provision for the quarter ended June 30, 2014 and 2013 was primarily due to improved cash flow expectations on covered loans from our previous re-estimations.

Six Months Ended June 30, 2014 and 2013

We recorded a provision for loan losses of $1.0 million related to noncovered loans for both of the six month periods ended June 30, 2014 and 2013. The amount of noncovered loan loss provision recorded in each period reflects the amount required such that the total balance of the allowance for loan losses is appropriate, in management's opinion, to sufficiently cover probable losses in the noncovered loan portfolio.

Our provision for loan losses related to covered loans was $291,000 for the six months ended June 30, 2014 compared to negative $3.7 million for the six months ended June 30, 2013. The covered provision for loan losses charged to operations for the six months ended June 30, 2014 primarily related to one of the loan pools that closed during the first quarter. The negative provision of $3.7 million for the quarter ended June 30, 2013 was primarily due to improved cash flow expectations on covered loans from our previous re-estimations.

Noninterest Income

Noninterest income for the three months ended June 30, 2014 totaled $1.4 million, up $17.9 million from the three months ended June 30, 2013. Noninterest income for the six months ended June 30, 2014 totaled negative $10.8 million, up $18.4 million from the six months ended June 30, 2013. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service charges on deposits	$1,196	$1,284	$2,354	$2,499
Payroll fee income	822	705	1,775	1,537
ATM income	636	635	1,226	1,240
Bank-owned life insurance income	329	335	658	679
Mortgage banking income	163	289	322	595
Gain on sale of investment securities	12	—	23	364
Other	160	976	63	1,431
Noninterest income before amortization of FDIC receivable for loss share agreements	3,318	4,224	6,421	8,345
Amortization of FDIC receivable for loss share agreements	(1,949)	(20,762)	(17,241)	(37,541)
Total noninterest income	$1,369	$(16,538)	$(10,820)	$(29,196)

Three Months Ended June 30, 2014 and 2013

Other noninterest income decreased $816,000, or 83.6%, to $160,000 for the three months ended June 30, 2014 compared to the same period in 2013. Included in other noninterest income were net losses of $175,000 due to hedge ineffectiveness for the three months ended June 30, 2014 compared to net gains of $455,000 due to hedge ineffectiveness for the same period in 2013, which was the primary reason for the decrease. The offset resulting from the change in the fair value of the interest rate swaps and value of the underlying assets which contributed to the ineffectiveness during 2014 and 2013.

Net amortization of the FDIC receivable decreased $18.8 million, or 90.6%, to $1.9 million for the three months ended June 30, 2014 compared to the same period in 2013. The result of higher expected cash flows from customers and lower projected losses results in amortization of the excess amount of the FDIC receivable. The excess amount is amortized over the lesser of the remaining life of the loan or the applicable loss share period. As of June 30, 2014, 47.8% and 64.2% of our covered loans and covered other real estate, respectively, are associated with commercial loss share agreements under which our right to be reimbursed by the FDIC for losses is expiring in 2014. The majority of the amortization related to the agreements expiring over the remainder of 2014 was recorded in previous periods. In addition, changes made to our assumptions during our quarterly re-estimation of cash flows on covered loans, the decreasing balance of the FDIC receivable and the timing of actual versus expected collections on covered loans also contributed to the decline.

Six Months Ended June 30, 2014 and 2013

Other noninterest income decreased $1.4 million, or 95.6%, to $63,000 for the six months ended June 30, 2014 compared to the same period in 2013. Included in other noninterest income were net losses of $418,000 due to hedge ineffectiveness for the six months ended June 30, 2014 compared to net gains of $546,000 due to hedge ineffectiveness for the same period in 2013. We also recognized losses on the sale of premises and equipment of $263,000 for the six months ended June 30, 2014 compared to losses on the sale of premises and equipment of $4,000 for the same period in 2013.

Net amortization of the FDIC receivable decreased $20.3 million, or 54.1%, to $17.2 million for the six months ended June 30, 2014 compared to the same period in 2013, as the majority of the amortization related to the agreements expiring over the remainder of 2014 was recorded in previous periods. In addition, changes made to our assumptions during our quarterly re-estimation of cash flows on covered loans, the decreasing balance of the FDIC receivable and the timing of actual versus expected collections on covered loans also contributed to the decline.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2014 totaled $22.1 million, down $3.4 million from the three months ended June 30, 2013. Noninterest expense for the six months ended June 30, 2014 totaled $45.2 million, down $7.0 million from the six months ended June 30, 2013. The following table presents the components of noninterest expense for the for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Salaries and employee benefits	$14,575	$15,547	$29,652	$32,942
Occupancy and equipment	2,314	2,550	4,843	5,006
Data processing	1,714	1,504	3,386	2,941
Legal and professional fees	996	1,280	2,010	2,881
Marketing	548	350	880	678
Federal deposit insurance premiums and other regulatory fees	337	604	671	1,073
Loan collection and OREO costs	(32)	1,944	592	3,232
Amortization of intangibles	161	369	323	739
Other	1,463	1,313	2,802	2,633
Total noninterest expense	$22,076	$25,461	$45,159	$52,125

Three Months Ended June 30, 2014 and 2013

Salaries and employee benefits decreased $1.0 million, or 6.3%, to $14.6 million during the three months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily a result of severance expenses of $764,000 related to ongoing efficiency improvements during the three months ended June 30, 2013 that were not repeated during 2014.

Legal and professional fees decreased $284,000, or 22.2%, to $996,000 during the three months ended June 30, 2014 compared to the same period in 2013, primarily as a result of decreases in consulting fees and audit and accounting fees, offset by merger expenses related to our two pending acquisitions. Consulting fees and audit and accounting fees were down $594,000 from second quarter 2013 due to greater reliance on internal resources and fewer outsourced internal audit engagements during the quarter. Merger expenses of approximately $265,000 were recorded during the three months ended June 30, 2014 related to our pending acquisitions of Atlanta Bancorporation, Inc. and Georgia-Carolina Bancshares, Inc.

FDIC insurance premiums and other regulatory fees decreased $267,000, or 44.2%, to $337,000 for the second quarter of 2014, compared to the same period in 2013, resulting from a lower rate assessment due primarily to the effect of a decrease in the trailing twelve months average covered loans net charge-offs in 2014 as compared to 2013. Loan collection and OREO costs decreased $2.0 million, or 101.6%, to negative $32,000 during the three months ended June 30, 2014 compared to the same period in 2013. The decrease in loan collection and OREO costs is primarily due to quarterly volatility related to our resolution of covered assets. Additionally, we recognized approximately $725,000 in net gains on the disposal of other real estate owned for the three months ended June 30, 2014 compared to $189,000 for the same period in 2013.

Six Months Ended June 30, 2014 and 2013

Salaries and employee benefits decreased $3.3 million, or 10.0%, to $29.7 million during the six months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily a result of severance expenses of $2.4 million related to ongoing efficiency improvements during the six months ended June 30, 2013 that were not repeated during 2014. The remaining decrease is largely attributable to the reduction in personnel within the special assets division.

Legal and professional fees decreased $871,000, or 30.2%, to $2.0 million during the six months ended June 30, 2014 compared to the same period in 2013, primarily as a result of decreases in consulting fees and audit and accounting fees, offset by merger expenses related to our two pending acquisitions. Consulting fees and audit and accounting fees were down $1.2 million from the same period in 2013 due to greater reliance on internal resources and fewer outsourced internal audit engagements during the period and were offset by merger expenses of approximately $265,000 recorded in 2014 related to our pending acquisitions.

FDIC insurance premiums and other regulatory fees decreased $402,000, or 37.5%, to $671,000 for the six months ended June 30, 2014 compared to the same period in 2013, resulting from a lower rate assessment due primarily to the effect of a decrease in the trailing twelve months average covered loans net charge-offs in 2014 as compared to 2013. Loan collection and OREO costs decreased $2.6 million, or 81.7%, to $592,000 during the six months ended June 30, 2014 compared to the same period in 2013. The decrease in loan collection and OREO costs is primarily due to a reduction in the volume and related expenses of other real estate covered by loss share agreements with the FDIC. Additionally, we recognized approximately $596,000 in net gains on the disposal of other real estate owned for the six months ended June 30, 2014 compared to net losses of $441,000 for the same period in 2013.

Income Taxes

       Income tax expense (benefit) is composed of both state and federal income tax expense. The effective tax rate was 36.0% and 45.2% for the three months ended June 30, 2014 and 2013, respectively, which includes adjustments so that the year to date rate is consistent with the full year estimated rate. The effective tax rate was 35.3% and 33.0% for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective rate for the six months ended June 30, 2014 compared to the same period in 2013 is primarily due to a higher level of taxable income taxed at the statutory rates. Currently, years 2012 to present are open to examination by Federal and State taxing authorities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of June 30, 2014, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings.

In the ordinary course of operations, we may be party to various legal proceedings from time to time. We do not believe that there are any pending or threatened proceedings against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

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
2.1
Agreement and Plan of Merger dated as of June 23, 2014 by and between State Bank Financial Corporation and Georgia-Carolina Bancshares, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Commission on June 24, 2014)

10.1	Form of Director Restricted Stock Agreement

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

August 8, 2014	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

August 8, 2014	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger dated as of June 23, 2014 by and between State Bank Financial Corporation and Georgia-Carolina Bancshares, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Commission on June 24, 2014)

10.1	Form of Director Restricted Stock Agreement

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.