Form 10-Q
period 2014-09-30
STATE BANK FINANCIAL CORP
filed 2014-11-07
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock, as of November 7, 2014 was 32,271,604

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our projected growth, our anticipated acquisitions, including our pending acquisition of Georgia-Carolina Bancshares, Inc., our anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including projections of future amortization of the FDIC receivable and accretion on acquired loans and their impact on earnings, the impact of the expiration of loss share agreements, anticipated internal growth and plans to establish or acquire banks or the assets of failed banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include the following:

•	the inability to obtain the requisite regulatory approvals for our anticipated acquisitions and meet other closing terms and conditions;

•	the reaction to our anticipated or recent acquisitions of all of the banks' customers, employees and counterparties or difficulties related to the transition of services;

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

PART I

Item 1. Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$17,209	$8,518
Interest-bearing deposits in other financial institutions	459,271	590,231
Cash and cash equivalents	476,480	598,749
Investment securities available-for-sale	532,447	387,048
Loans receivable:
Organic	1,291,923	1,123,475
Purchased credit impaired (covered of $114,195 and $257,494, respectively)	212,802	257,494
Allowance for loan losses on organic loans	(18,828)	(16,656)
Allowance for loan losses on purchased credit impaired loans	(8,403)	(17,409)
Net loans	1,477,494	1,346,904
Mortgage loans held for sale	1,283	897
Other real estate owned (covered of $11,186 and $46,222, respectively)	15,169	47,187
Premises and equipment, net	34,696	33,318
Goodwill	10,381	10,381
Other intangibles, net	1,511	1,986
FDIC receivable for loss share agreements	19,999	103,160
Other assets	71,915	71,075
Total assets	$2,641,375	$2,600,705
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$524,634	$468,138
Interest-bearing deposits	1,631,340	1,660,187
Total deposits	2,155,974	2,128,325
Securities sold under agreements to repurchase	—	1,216
Notes payable	2,776	5,682
Other liabilities	24,348	28,299
Total liabilities	2,183,098	2,163,522
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding in 2014 and 2013, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,271,466 and 32,094,145 shares issued and outstanding in 2014 and 2013, respectively	323	321
Additional paid-in capital	296,741	295,379
Retained earnings	156,078	136,313
Accumulated other comprehensive income, net of tax	5,135	5,170
Total shareholders' equity	458,277	437,183
Total liabilities and shareholders' equity	$2,641,375	$2,600,705

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Income (Unaudited) (Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Interest income:
Loans, including fees	$16,189	$15,800	$46,844	$45,315
Accretion income	21,110	27,978	64,733	74,401
Investment securities:
Taxable	2,219	2,252	6,527	6,827
Tax-exempt	13	22	55	77
Deposits with other financial institutions	313	313	978	878
Total interest income	39,844	46,365	119,137	127,498
Interest expense:
Deposits	1,794	1,815	5,299	5,589
Notes payable	63	165	298	380
Federal funds purchased and repurchase agreements	—	1	—	3
Total interest expense	1,857	1,981	5,597	5,972
Net interest income	37,987	44,384	113,540	121,526
Provision for loan losses on organic loans	1,000	905	2,000	1,920
Provision for loan losses on purchased credit impaired loans	(584)	(636)	(293)	(4,309)
Net interest income after provision for loan losses	37,571	44,115	111,833	123,915
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(196)	(18,971)	(17,437)	(56,512)
Service charges on deposits	1,206	1,353	3,560	3,852
Mortgage banking income	191	260	513	855
Gain on sale of investment securities	—	717	23	1,081
Payroll fee income	875	727	2,650	2,264
ATM income	621	604	1,847	1,844
Bank-owned life insurance income	333	333	991	1,021
Other	371	477	434	1,899
Total noninterest income	3,401	(14,500)	(7,419)	(43,696)
Noninterest expense:
Salaries and employee benefits	14,644	14,794	44,296	47,736
Occupancy and equipment	2,440	2,431	7,283	7,437
Legal and professional fees	1,074	954	3,084	3,835
Marketing	453	457	1,333	1,135
Federal deposit insurance premiums and other regulatory fees	356	939	1,027	2,012
Loan collection and OREO costs	—	374	592	3,606
Data processing	1,758	1,551	5,144	4,492
Amortization of intangibles	152	299	475	1,038
Other	1,633	1,325	4,435	3,958
Total noninterest expense	22,510	23,124	67,669	75,249
Income before income taxes	18,462	6,491	36,745	4,970
Income tax expense	6,958	2,142	13,412	1,640
Net income	$11,504	$4,349	$23,333	$3,330
Basic net income per share	$.36	$.14	$.73	$.10
Diluted net income per share	$.34	$.13	$.69	$.10
Cash dividends declared per common share	$.04	$.03	$.11	$.09
Weighted Average Shares Outstanding:
Basic	32,206,889	31,998,901	32,142,953	31,942,470
Diluted	33,755,595	33,296,650	33,663,588	33,215,846
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net income	$11,504	$4,349	$23,333	$3,330
Other comprehensive income, net of tax:
Net change in unrealized losses	(1,023)	(902)	(126)	(3,760)
Reclassification adjustment for net gains realized and included in earnings	—	(717)	(23)	(1,081)
Amount reclassified into net income on cash flow hedges	73	12	170	15
Other comprehensive income (loss), before income taxes	(950)	(1,607)	21	(4,826)
Income tax (benefit) expense	(367)	(562)	56	(1,689)
Total other comprehensive loss	(583)	(1,045)	(35)	(3,137)
Comprehensive income	$10,921	$3,304	$23,298	$193

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Stock
Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216
Exercise of stock warrants	(15,000)	11,666	—	100	—	—	100
Share-based compensation	—	—	—	966	—	—	966
Repurchase of stock warrants	(1,459)	—	—	(4)	—	—	(4)
Restricted stock activity	—	156,314	2	(2)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	(3,137)	(3,137)
Common stock dividends, $.09 per share	—	—	—	—	(2,878)	—	(2,878)
Net income	—	—	—	—	3,330	—	3,330
Balance, September 30, 2013	2,623,824	32,076,645	$321	$295,023	$127,858	$5,391	$428,593

Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183
Exercise of stock warrants	(39,333)	37,339	—	195	—	—	195
Share-based compensation	—	—	—	1,297	—	—	1,297
Restricted stock activity	—	139,982	2	(130)	(29)	—	(157)
Change in accumulated other comprehensive income	—	—	—	—	—	(35)	(35)
Common stock dividends, $.11 per share	—	—	—	—	(3,539)	—	(3,539)
Net income	—	—	—	—	23,333	—	23,333
Balance, September 30, 2014	2,584,491	32,271,466	$323	$296,741	$156,078	$5,135	$458,277

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended
	September 30
	2014	2013
Cash Flows from Operating Activities
Net income	$23,333	$3,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	4,753	3,019
Provision for loan losses	1,707	(2,389)
Accretion on acquisitions, net	(47,296)	(17,889)
Gains on sales of other real estate owned	(12,871)	(16,790)
Writedowns of other real estate owned	11,600	17,019
Net decrease in FDIC receivable for covered losses	20,510	4,811
Funds collected from FDIC	42,407	103,057
Deferred income taxes	(4,286)	(48,217)
Proceeds from sales of mortgage loans held for sale	21,709	38,774
Originations of mortgage loans held for sale	(22,081)	(34,824)
Gain on available-for-sale securities	(23)	(1,081)
Share-based compensation expense	1,297	966
Changes in other assets and other liabilities, net	(4,535)	27,237
Net cash provided by operating activities	36,224	77,023
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(259,332)	(161,271)
Proceeds from sales and calls of investment securities available-for-sale	44,436	21,636
Proceeds from maturities and paydowns of investment securities available-for-sale	68,771	64,296
Net (increase) decrease in loans	(69,543)	10,502
Purchase of loans	(23,893)	—
Net purchases of premises and equipment	(3,832)	(1,163)
Proceeds from sales of other real estate owned	61,968	57,655
Net cash used in investing activities	(181,425)	(8,345)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	56,496	32,819
Net decrease in interest-bearing customer deposits	(28,847)	(131,344)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(1,216)	(3,673)
Issuance of common stock	195	100
Repurchase of stock warrants	—	(4)
Restricted stock activity	(157)	—
Dividends paid to shareholders	(3,539)	(2,878)
Net cash provided by (used in) financing activities	22,932	(104,980)
Net decrease in cash and cash equivalents	(122,269)	(36,302)
Cash and cash equivalents, beginning	598,749	443,457
Cash and cash equivalents, ending	$476,480	$407,155
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized losses on securities and derivatives, net of tax	$(35)	$(3,137)
Transfers of loans to other real estate owned	$28,679	$64,332
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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2: Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update (ASU) 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU is effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The guidance is not expected to have a material impact on the Company's financial position, results of operations or disclosures.

In August 2014, the FASB issued Accounting Standard Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to reduce diversity in the timing and content of going concern disclosures. This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued (or, if applicable, available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The guidance is not expected to have a material impact on the Company's financial position, results of operations or disclosures.

In November 2014, the FASB issued Accounting Standard Update (ASU) 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves ; (2) the circumstances under which the hybrid financial instrument was issued or acquired; and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The impact of the guidance on the Company's financial position, results of operations or disclosures has not yet been evaluated.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Acquisitions

On April 25, 2014, the Company entered into a definitive agreement to acquire Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta. On October 1, 2014, the merger was closed and Atlanta Bancorporation was merged into the Company, immediately followed by the merger of Bank of Atlanta into the Bank. The Company paid approximately
$25.2 million in cash for all of the outstanding shares of Atlanta Bancorporation.

On June 23, 2014, the Company entered into a definitive agreement to acquire Georgia-Carolina Bancshares, Inc. and its wholly-owned subsidiary, First Bank of Georgia. In connection with the merger transaction, State Bank Financial Corporation filed a registration statement on Form S-4 with the SEC to register State Bank Financial Corporation’s shares to be issued to Georgia-Carolina’s shareholders in connection with the proposed transaction. The registration statement includes a proxy statement of Georgia-Carolina and a prospectus of State Bank Financial Corporation, as well as other relevant documents concerning the proposed transaction. The registration statement and the proxy statement/prospectus filed with the SEC related to the proposed transaction contain important information about State Bank Financial Corporation, Georgia-Carolina and the proposed transaction and related matters.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Investment Securities

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	September 30, 2014				December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investment Securities Available-for-Sale
U.S. Government securities	$76,962	$670	$69	$77,563	$80,692	$460	$41	$81,111
States and political subdivisions	4,850	25	—	4,875	9,317	51	1	9,367
Residential mortgage-backed securities — nonagency	104,278	7,014	31	111,261	110,900	6,766	19	117,647
Residential mortgage-backed securities — agency	306,406	1,528	1,199	306,735	176,503	1,380	1,957	175,926
Asset-backed securities	26,820	65	—	26,885	2,936	4	—	2,940
Corporate securities	5,113	—	11	5,102	—	—	—	—
Equity securities	27	—	1	26	51	6	—	57
Total investment securities available-for-sale	$524,456	$9,302	$1,311	$532,447	$380,399	$8,667	$2,018	$387,048

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

	Distribution of Maturities (1)
September 30, 2014	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$20,007	$24,940	$7,963	$24,052	$76,962
States and political subdivisions	2,704	2,146	—	—	4,850
Residential mortgage-backed securities — nonagency	—	—	—	104,278	104,278
Residential mortgage-backed securities — agency	—	—	236,317	70,089	306,406
Asset-backed securities	—	—	4,910	21,910	26,820
Corporate securities	—	5,113	—	—	5,113
Total debt securities	$22,711	$32,199	$249,190	$220,329	$524,429

Fair Value:
U.S. Government securities	$20,047	$24,993	$8,147	$24,376	$77,563
States and political subdivisions	2,706	2,169	—	—	4,875
Residential mortgage-backed securities — nonagency	—	—	—	111,261	111,261
Residential mortgage-backed securities — agency	—	—	236,589	70,146	306,735
Asset-backed securities	—	—	4,937	21,948	26,885
Corporate securities	—	5,102	—	—	5,102
Total debt securities	$22,753	$32,264	$249,673	$227,731	$532,421

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
U.S. Government securities	$23,411	$68	$694	$1	$24,105	$69
Residential mortgage-backed securities — nonagency	1,463	10	850	21	2,313	31
Residential mortgage-backed securities — agency	103,646	204	40,686	995	144,332	1,199
Corporate securities	5,102	11	—	—	5,102	11
Equity securities	26	1	—	—	26	1
Total temporarily impaired securities	$133,648	$294	$42,230	$1,017	$175,878	$1,311

December 31, 2013
U.S. Government securities	$16,340	$41	$—	$—	$16,340	$41
States and political subdivisions	699	1	—	—	699	1
Residential mortgage-backed securities — nonagency	—	—	956	19	956	19
Residential mortgage-backed securities — agency	107,536	1,868	4,411	89	111,947	1,957
Total temporarily impaired securities	$124,575	$1,910	$5,367	$108	$129,942	$2,018

At September 30, 2014, the Company held 36 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At September 30, 2014, there was no intent to sell any of the available-for-sale securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

Sales and calls of securities available-for-sale are summarized in the following table (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Proceeds from sales and calls	$31,740	$18,214	$44,436	$21,636

Gross gains on sales and calls of securities available-for-sale	$16	$717	$39	$1,081
Gross losses on sales and calls of securities available-for-sale	(16)	—	(16)	—
Net realized gains on sales and calls of securities available-for-sale	$—	$717	$23	$1,081

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $163.3 million and $132.0 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits.

Note 5: Loans Receivable

Concurrently with each of the Bank’s 12 failed bank transactions, the Bank entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned. Historically, the Company has referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans not subject to loss share agreements with the FDIC as “noncovered loans.” However, beginning in July 2014, the commercial loss share agreements for the Bank’s earliest and largest failed bank transactions began to expire and any future losses on these formerly covered loans after such coverage expires will no longer be eligible for reimbursement from the FDIC. Because less than 10% of the Bank’s total loans were covered by loss share agreements with the FDIC at September 30, 2014, the Company has changed the way it refers to loans that the Bank acquired in its 12 FDIC assisted transactions. The Company will now generally discuss its loan portfolio using two categories: (1) organic loans, which refers to loans originated by the Bank, and (2) purchased credit impaired (PCI) loans, which refers to acquired loans which, at acquisition, management determined it was probable that the Bank would be unable to collect all contractual principal and interest payments due, although, in certain circumstances, the Company will continue to refer to loans that are covered by FDIC loss share agreements as “covered loans.” All of the loans acquired in the Bank’s 12 FDIC assisted transactions, which are referred to as the Bank’s failed bank transactions, and all of the loans acquired in the Bank’s recent purchase of a loan portfolio from the FDIC, were deemed purchased credit impaired loans at acquisition.

Organic loans are summarized as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Organic loans:
Construction, land & land development	$324,008	$251,043
Other commercial real estate	591,672	550,474
Total commercial real estate	915,680	801,517
Commercial & industrial	57,021	30,145
Owner-occupied real estate	164,514	174,858
Total commercial & industrial	221,535	205,003
Residential real estate	80,231	66,835
Consumer	9,445	9,259
Other	65,032	40,861
Total organic loans	1,291,923	1,123,475
Allowance for loan losses on organic loans	(18,828)	(16,656)
Total organic loans, net	$1,273,095	$1,106,819

The table above includes net deferred loan fees that totaled approximately $4.0 million and $2.6 million at September 30, 2014 and December 31, 2013, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased credit impaired loans, net of related discounts, are summarized as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Purchased credit impaired loans:
Construction, land & land development	$25,463	$35,383
Other commercial real estate	54,573	67,573
Total commercial real estate	80,036	102,956
Commercial & industrial	2,785	4,271
Owner-occupied real estate	48,834	54,436
Total commercial & industrial	51,619	58,707
Residential real estate	80,859	95,240
Consumer	283	573
Other	5	18
Total purchased credit impaired loans (1)	212,802	257,494
Allowance for loan losses on purchased credit impaired loans	(8,403)	(17,409)
Total purchased credit impaired loans, net	$204,399	$240,085

(1) Loans covered by loss share agreements with the FDIC were approximately $114.2 million and $257.5 million at September 30, 2014 and December 31, 2013, respectively.

Changes in the carrying value of purchased credit impaired loans are presented in the following table (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Purchased credit impaired loans:
Balance, beginning of period	$193,580	$316,053	$240,085	$419,235
Accretion of fair value discounts	21,110	27,978	64,733	74,401
Fair value of acquired loans	23,893	—	23,893	—
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(43,503)	(71,584)	(133,318)	(259,037)
Change in the allowance for loan losses on purchased credit impaired loans	9,319	5,555	9,006	43,403
Balance, end of period	$204,399	$278,002	$204,399	$278,002

Purchased credit impaired loans include loans covered under loss share agreements with the FDIC. Covered loans are reported at their recorded investment excluding the expected reimbursement from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Prospective losses incurred on covered loans are eligible for partial reimbursement by the FDIC under loss share agreements. Subsequent decreases in the amount of cash expected to be collected from the borrower result in a provision for loan losses, an increase in the allowance for loan losses and a proportional adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value. Subsequent increases in the amount of cash expected to be collected from the borrower result in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and a downward adjustment to the FDIC receivable, or a prospective increase in the accretable discount on the covered loans if no provision for loan losses had been recorded. The accretable discount is accreted into interest income over the estimated life of the related loan on a level yield basis.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the value of the accretable discount allocated by acquisition are presented in the following tables as of the dates indicated (dollars in thousands):

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Other Purchases	Total
September 30, 2014
Balance, beginning of period	$45,441	$21,468	$1,857	$5,876	$30,493	$22,478	$12,335	$—	$139,948
Additions from acquisitions	—	—	—	—	—	—	—	6,426	6,426
Accretion	(4,638)	(2,637)	(111)	(356)	(9,910)	(1,595)	(1,549)	(314)	(21,110)
Transfers to accretable discounts and exit events, net	2,244	(206)	(373)	336	754	2,133	799	—	5,687
Balance, end of period	$43,047	$18,625	$1,373	$5,856	$21,337	$23,016	$11,585	$6,112	$130,951

September 30, 2013
Balance, beginning of period	$101,782	$41,008	$2,531	$16,653	$50,980	$26,014	$18,014	$—	$256,982
Accretion	(9,181)	(7,046)	(273)	(1,148)	(2,916)	(2,565)	(4,849)	—	(27,978)
Transfers to accretable discounts and exit events, net	(5,402)	4,284	149	352	(3,272)	4,018	1,002	—	1,131
Balance, end of period	$87,199	$38,246	$2,407	$15,857	$44,792	$27,467	$14,167	$—	$230,135

Nine Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Other Purchases	Total
September 30, 2014
Balance, beginning of period	$67,239	$30,565	$2,138	$8,184	$37,922	$24,245	$14,731	$—	$185,024
Additions from acquisitions	—	—	—	—	—	—	—	6,426	6,426
Accretion	(25,764)	(13,674)	(487)	(940)	(15,094)	(4,029)	(4,431)	(314)	(64,733)
Transfers to accretable discounts and exit events, net	1,572	1,734	(278)	(1,388)	(1,491)	2,800	1,285	—	4,234
Balance, end of period	$43,047	$18,625	$1,373	$5,856	$21,337	$23,016	$11,585	$6,112	$130,951

September 30, 2013
Balance, beginning of period	$76,975	$33,434	$1,863	$7,945	$14,451	$23,439	$14,697	—	$172,804
Accretion	(31,189)	(15,946)	(828)	(2,997)	(7,851)	(6,419)	(9,171)	—	(74,401)
Transfers to accretable discounts and exit events, net	41,413	20,758	1,372	10,909	38,192	10,447	8,641	—	131,732
Balance, end of period	$87,199	$38,246	$2,407	$15,857	$44,792	$27,467	$14,167	$—	$230,135

The accretable discount changes over time as the purchased credit impaired loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on acquired loans.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Allowance for Loan Losses (ALL)

The following tables present the changes in allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30
	2014			2013
	Organic Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$17,885	$17,722	$35,607	$15,805	$17,630	$33,435
Loans charged-off	(87)	(5,329)	(5,416)	(330)	(11,027)	(11,357)
Recoveries of loans previously charged-off	30	2,417	2,447	47	14,030	14,077
Net (charge-offs) recoveries	(57)	(2,912)	(2,969)	(283)	3,003	2,720
Provision for (recovery of) loan losses	1,000	(6,407)	(5,407)	905	(8,558)	(7,653)
Amount attributable to FDIC loss share agreements	—	5,823	5,823	—	7,922	7,922
Total provision for loan losses charged to operations	1,000	(584)	416	905	(636)	269
Provision for loan losses recorded through the FDIC loss share receivable	—	(5,823)	(5,823)	—	(7,922)	(7,922)
Balance, end of period	$18,828	$8,403	$27,231	$16,427	$12,075	$28,502

	Nine Months Ended September 30
	2014			2013
	Organic Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$16,656	$17,409	$34,065	$14,660	$55,478	$70,138
Loans charged-off	(302)	(16,880)	(17,182)	(350)	(30,953)	(31,303)
Recoveries of loans previously charged-off	474	10,974	11,448	197	26,255	26,452
Net recoveries (charge-offs)	172	(5,906)	(5,734)	(153)	(4,698)	(4,851)
Provision for (recovery of) loan losses	2,000	(3,100)	(1,100)	1,920	(38,705)	(36,785)
Amount attributable to FDIC loss share agreements	—	2,807	2,807	—	34,396	34,396
Total provision for loan losses charged to operations	2,000	(293)	1,707	1,920	(4,309)	(2,389)
Provision for loan losses recorded through the FDIC loss share receivable	—	(2,807)	(2,807)	—	(34,396)	(34,396)
Balance, end of period	$18,828	$8,403	$27,231	$16,427	$12,075	$28,502

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on organic loans by portfolio segment for the periods indicated (dollars in thousands):

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer	Other	Total
Three Months Ended
September 30, 2014
Allowance for loan losses on organic loans:
Beginning balance	$12,741	$3,379	$1,080	$124	$561	$17,885
Charge-offs	(12)	(13)	—	(5)	(57)	(87)
Recoveries	1	7	1	1	20	30
Provision	451	(70)	29	37	553	1,000
Ending balance	$13,181	$3,303	$1,110	$157	$1,077	$18,828

Nine Months Ended
September 30, 2014
Allowance for loan losses on organic loans:
Beginning balance	$11,163	$3,139	$1,015	$144	$1,195	$16,656
Charge-offs	(77)	(118)	(1)	(17)	(89)	(302)
Recoveries	291	129	25	1	28	474
Provision	1,804	153	71	29	(57)	2,000
Ending balance	$13,181	$3,303	$1,110	$157	$1,077	$18,828
Ending allowance attributable to organic loans:
Individually evaluated for impairment	$187	$89	$27	$8	$—	$311
Collectively evaluated for impairment	12,994	3,214	1,083	149	1,077	18,517
Total ending allowance balance	$13,181	$3,303	$1,110	$157	$1,077	$18,828
Organic loans:
Loans individually evaluated for impairment	$372	$174	$1,052	$17	$—	$1,615
Loans collectively evaluated for impairment	915,308	221,361	79,179	9,428	65,032	1,290,308
Total organic loans	$915,680	$221,535	$80,231	$9,445	$65,032	$1,291,923

Year Ended
December 31, 2013
Ending allowance attributable to organic loans:
Individually evaluated for impairment	$98	$159	$49	$8	$—	$314
Collectively evaluated for impairment	11,065	2,980	966	136	1,195	16,342
Total ending allowance balance	$11,163	$3,139	$1,015	$144	$1,195	$16,656
Organic loans:
Loans individually evaluated for impairment	$807	$318	$1,198	$15	$—	$2,338
Loans collectively evaluated for impairment	800,710	204,685	65,637	9,244	40,861	1,121,137
Total organic loans	$801,517	$205,003	$66,835	$9,259	$40,861	$1,123,475

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer	Other	Total
Three Months Ended
September 30, 2013
Allowance for loan losses on organic loans:
Beginning balance	$10,377	$3,425	$850	$120	$1,033	$15,805
Charge-offs	(155)	(153)	(16)	(6)	—	(330)
Recoveries	23	—	3	—	21	47
Provision	816	48	145	13	(117)	905
Ending balance	$11,061	$3,320	$982	$127	$937	$16,427

Nine Months Ended
September 30, 2013
Allowance for loan losses on organic loans:
Beginning balance	$9,495	$3,103	$1,050	$132	$880	$14,660
Charge-offs	(156)	(163)	(17)	(14)	—	(350)
Recoveries	160	6	5	4	22	197
Provision	1,562	374	(56)	5	35	1,920
Ending balance	$11,061	$3,320	$982	$127	$937	$16,427
Ending allowance attributable to organic loans:
Individually evaluated for impairment	$123	$141	$43	$19	$—	$326
Collectively evaluated for impairment	10,938	3,179	939	108	937	16,101
Total ending allowance balance	$11,061	$3,320	$982	$127	$937	$16,427
Organic loans:
Loans individually evaluated for impairment	$1,328	$367	$1,195	$38	$—	$2,928
Loans collectively evaluated for impairment	837,106	209,088	62,191	7,143	46,398	1,161,926
Total organic loans	$838,434	$209,455	$63,386	$7,181	$46,398	$1,164,854

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the allowance for loan losses on purchased credit impaired loans by portfolio segment for the periods indicated (dollars in thousands)

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer	Other	Total
Three Months Ended
September 30, 2014
Allowance for loan losses on purchased credit impaired loans:
Beginning balance	$10,606	$3,168	$3,873	$75	$—	$17,722
Charge-offs	(3,858)	(1,062)	(355)	(54)	—	(5,329)
Recoveries	1,863	406	143	5	—	2,417
Provision for loan losses before amount attributable to FDIC loss share agreements	(5,025)	(422)	(935)	(25)	—	(6,407)
Amount attributable to FDIC loss share agreements	4,567	384	850	22	—	5,823
Total provision for loan losses charged to operations	(458)	(38)	(85)	(3)	—	(584)
Provision for loan losses recorded through the FDIC loss share receivable	(4,567)	(384)	(850)	(22)	—	(5,823)
Ending balance	$3,586	$2,090	$2,726	$1	$—	$8,403

Nine Months Ended
September 30, 2014
Allowance for loan losses on purchased credit impaired loans:
Beginning balance	$11,226	$3,630	$2,481	$72	$—	$17,409
Charge-offs	(12,042)	(3,763)	(1,011)	(64)	—	(16,880)
Recoveries	7,697	2,057	1,159	61	—	10,974
Provision for loan losses before amount attributable to FDIC loss share agreements	(3,295)	166	97	(68)	—	(3,100)
Amount attributable to FDIC loss share agreements	2,983	(150)	(87)	61	—	2,807
Total provision for loan losses charged to operations	(312)	16	10	(7)	—	(293)
Provision for loan losses recorded through the FDIC loss share receivable	(2,983)	150	87	(61)	—	(2,807)
Ending balance	$3,586	$2,090	$2,726	$1	$—	$8,403
Ending allowance attributable to purchased credit impaired loans:
Individually evaluated for impairment	$866	$580	$1,086	$—	$—	$2,532
Collectively evaluated for impairment	2,720	1,510	1,640	1	—	5,871
Total ending allowance balance	$3,586	$2,090	$2,726	$1	$—	$8,403

Purchased credit impaired loans:
Loans individually evaluated for impairment	$37,322	$20,158	$3,015	$10	$—	$60,505
Loans collectively evaluated for impairment	42,714	31,461	77,844	273	5	152,297
Total purchased credit impaired loans	$80,036	$51,619	$80,859	$283	$5	$212,802

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer	Other	Total
Year Ended
December 31, 2013
Ending allowance attributable to purchased credit impaired loans:
Individually evaluated for impairment	$6,018	$1,113	$966	$72	$—	$8,169
Collectively evaluated for impairment	5,208	2,517	1,515	—	—	9,240
Total ending allowance balance	$11,226	$3,630	$2,481	$72	$—	$17,409

Purchased credit impaired loans:
Loans individually evaluated for impairment	$49,713	$15,465	$2,132	$265	$—	$67,575
Loans collectively evaluated for impairment	53,243	43,242	93,108	308	18	189,919
Total purchased credit impaired loans	$102,956	$58,707	$95,240	$573	$18	$257,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial Real Estate	Commercial & Industrial	Residential Real Estate	Consumer	Other	Total
Three Months Ended
September 30, 2013
Allowance for loan losses on purchased credit impaired loans:
Beginning balance	$10,614	$3,671	$3,265	$80	$—	$17,630
Charge-offs	(7,127)	(2,720)	(641)	(212)	(327)	(11,027)
Recoveries	7,427	2,650	2,765	1,188	—	14,030
Provision for loan losses before amount attributable to FDIC loss share agreements	(4,001)	(849)	(3,071)	(965)	328	(8,558)
Amount attributable to FDIC loss share agreements	3,703	786	2,843	893	(303)	7,922
Total provision for loan losses charged to operations	(298)	(63)	(228)	(72)	25	(636)
Provision for loan losses recorded through the FDIC loss share receivable	(3,703)	(786)	(2,843)	(893)	303	(7,922)
Ending balance	$6,913	$2,752	$2,318	$91	$1	$12,075

Nine Months Ended
September 30, 2013
Allowance for loan losses on purchased credit impaired loans:
Beginning balance	$27,152	$6,092	$21,545	$153	$536	$55,478
Charge-offs	(22,193)	(5,498)	(2,502)	(253)	(507)	(30,953)
Recoveries	14,486	5,985	4,377	1,223	184	26,255
Provision for loan losses before benefit attributable to FDIC loss share agreements	(12,532)	(3,827)	(21,102)	(1,032)	(212)	(38,705)
Amount attributable to FDIC loss share agreements	11,137	3,401	18,753	917	188	34,396
Total provision for loan losses charged to operations	(1,395)	(426)	(2,349)	(115)	(24)	(4,309)
Provision for loan losses recorded through the FDIC loss share receivable	(11,137)	(3,401)	(18,753)	(917)	(188)	(34,396)
Ending balance	$6,913	$2,752	$2,318	$91	$1	$12,075
Ending allowance attributable to purchased credit impaired loans:
Individually evaluated for impairment	$4,945	$1,385	$1,023	$76	$—	$7,429
Collectively evaluated for impairment	1,968	1,367	1,295	15	1	4,646
Total ending allowance balance	$6,913	$2,752	$2,318	$91	$1	$12,075
Purchased credit impaired loans:
Loans individually evaluated for impairment	$56,992	$18,096	$10,595	$268	$—	$85,951
Loans collectively evaluated for impairment	60,316	44,005	99,211	571	23	204,126
Total purchased credit impaired loans	$117,308	$62,101	$109,806	$839	$23	$290,077

For each period indicated, a significant portion of the Company's purchased credit impaired loans were past due, including many that were 90 days or more past due; however, such delinquencies were included in the Company's performance expectations in determining the fair values of purchased credit impaired loans at each acquisition and at subsequent valuation dates. All purchased credit impaired loan cash flows and the timing of such cash flows continue to be estimable and probable of collection and thus accretion income continues to be recognized on these assets. As such, the referenced purchased credit impaired loans are not considered nonperforming assets.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approved credit losses are expected to be reimbursed for PCI loans covered under the FDIC loss share agreements at either 80 or 95 percent, in accordance with the applicable corresponding loss share agreement. The Company uses a symmetrical accounting approach in recording the loan carrying values and the FDIC receivable on these PCI loans. Subsequent decreases in the amount of cash expected to be collected on covered PCI loans results in a provision for loan losses and an increase in the FDIC receivable, through an adjustment to income, which are taken immediately. Subsequent increases in the amount of cash expected to be collected on covered PCI loans results in the reversal of any previously-recorded provision for loan losses and related allowance for loan losses and a downward adjustment to the FDIC receivable, or a prospective increase in the accretable discount on the covered PCI loans if no provision for loan losses had been recorded.

Impaired organic loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired organic loans:
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$501	$269	$—
Other commercial real estate	—	—	—	523	350	—
Total commercial real estate	—	—	—	1,024	619	—
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Total commercial & industrial	—	—	—	—	—	—
Residential real estate	875	875	—	869	869	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	875	875	—	1,893	1,488	—
With related allowance recorded:
Construction, land & land development	58	47	23	333	52	26
Other commercial real estate	500	325	164	179	136	72
Total commercial real estate	558	372	187	512	188	98
Commercial & industrial	134	134	67	234	234	117
Owner-occupied real estate	44	40	22	89	84	42
Total commercial & industrial	178	174	89	323	318	159
Residential real estate	211	177	27	316	256	38
Consumer	19	17	8	17	15	8
Other	—	—	—	—	—	—
Subtotal	966	740	311	1,168	777	303
Total impaired organic loans	$1,841	$1,615	$311	$3,061	$2,265	$303

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods indicated (dollars in thousands):

	September 30, 2014		September 30, 2013
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (3)	Interest Income Recognized (4)
Three Months Ended
Construction, land & land development	$75	$1	$298	$—
Other commercial real estate	336	9	1,092	—
Total commercial real estate	411	10	1,390	—
Commercial & industrial	135	—	297	—
Owner-occupied real estate	130	—	84	—
Total commercial & industrial	265	—	381	—
Residential real estate	1,227	—	1,202	1
Consumer	17	—	43	—
Other	—	—	—	—
Total	$1,920	$10	$3,016	$1

Nine Months Ended
Construction, land & land development	$225	$45	$319	$—
Other commercial real estate	459	18	1,375	—
Total commercial real estate	684	63	1,694	—
Commercial & industrial	189	2	359	—
Owner-occupied real estate	122	—	84	—
Total commercial & industrial	311	2	443	—
Residential real estate	1,229	6	1,322	4
Consumer	18	3	46	—
Other	—	—	—	—
Total	$2,242	$74	$3,505	$4

(1) The average recorded investment for troubled debt restructurings for the three and nine months ended September 30, 2014 was $875,000 and $871,000, respectively.
(2) There was no interest income recognized on troubled debt restructurings for the three and nine months ended September 30, 2014.
(3) The average recorded investment for troubled debt restructurings for the three and nine months ended September 30, 2013 was $883,000 and $886,000, respectively.
(4) There was no interest income recognized on troubled debt restructurings for the three and nine months ended September 30, 2013.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in organic nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Organic Nonaccrual Loans:	September 30, 2014	December 31, 2013
Construction, land & land development	$47	$321
Other commercial real estate	325	486
Total commercial real estate	372	807
Commercial & industrial	134	234
Owner-occupied real estate	40	84
Total commercial & industrial	174	318
Residential real estate	1,052	1,125
Consumer	17	15
Other	—	—
Total	$1,615	$2,265

The following table presents an analysis of past due organic loans, by class of loans (dollars in thousands):

Organic Loans:	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
September 30, 2014
Construction, land & land development	$16	$27	$43	$323,965	$324,008	$—
Other commercial real estate	—	34	34	591,638	591,672	—
Total commercial real estate	16	61	77	915,603	915,680	—
Commercial & industrial	—	107	107	56,914	57,021	—
Owner-occupied real estate	—	40	40	164,474	164,514	—
Total commercial & industrial	—	147	147	221,388	221,535	—
Residential real estate	137	891	1,028	79,203	80,231	—
Consumer	28	12	40	9,405	9,445	—
Other	—	—	—	65,032	65,032	—
Total	$181	$1,111	$1,292	$1,290,631	$1,291,923	$—

The following table presents an analysis of past due organic loans, by class of loans (dollars in thousands):

Organic Loans:	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
December 31, 2013
Construction, land & land development	$57	$275	$332	$250,711	$251,043	$—
Other commercial real estate	—	—	—	550,474	550,474	—
Total commercial real estate	57	275	332	801,185	801,517	—
Commercial & industrial	65	116	181	29,964	30,145	—
Owner-occupied real estate	44	83	127	174,731	174,858	—
Total commercial & industrial	109	199	308	204,695	205,003	—
Residential real estate	207	62	269	66,566	66,835	—
Consumer	85	6	91	9,168	9,259	—
Other	—	—	—	40,861	40,861	—
Total	$458	$542	$1,000	$1,122,475	$1,123,475	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans:	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2014
Construction, land & land development	$1,097	$8,011	$9,108	$16,355	$25,463
Other commercial real estate	1,209	7,865	9,074	45,499	54,573
Total commercial real estate	2,306	15,876	18,182	61,854	80,036
Commercial & industrial	23	331	354	2,431	2,785
Owner-occupied real estate	2,991	1,684	4,675	44,159	48,834
Total commercial & industrial	3,014	2,015	5,029	46,590	51,619
Residential real estate	2,388	6,509	8,897	71,962	80,859
Consumer	—	105	105	178	283
Other	—	—	—	5	5
Total	$7,708	$24,505	$32,213	$180,589	$212,802

The following table presents an analysis of past due purchased credit impaired loans, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans:	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
December 31, 2013
Construction, land & land development	$1,134	$13,454	$14,588	$20,795	$35,383
Other commercial real estate	3,346	8,541	11,887	55,686	67,573
Total commercial real estate	4,480	21,995	26,475	76,481	102,956
Commercial & industrial	139	587	726	3,545	4,271
Owner-occupied real estate	1,372	9,634	11,006	43,430	54,436
Total commercial & industrial	1,511	10,221	11,732	46,975	58,707
Residential real estate	5,548	7,541	13,089	82,151	95,240
Consumer	1	283	284	289	573
Other	—	—	—	18	18
Total	$11,540	$40,040	$51,580	$205,914	$257,494

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

Loans are graded on a scale of 1 to 8. Pass grades are from 1 to 4. Descriptions of the general characteristics of grades 5 and above are as follows:

Watch (Grade 5)—Loans graded Watch are pass credits that have not met performance expectations or that have higher inherent risk characteristics warranting continued supervision and attention.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the risk grades of the organic loan portfolio, by class of loans (dollars in thousands):

Organic Loans:	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer	Other	Total
September 30, 2014
Pass	$296,222	$557,361	$53,955	$145,512	$68,760	$9,372	$65,021	$1,196,203
Watch	22,943	33,616	1,596	18,332	10,052	27	11	86,577
OAEM	—	25	856	—	325	11	—	1,217
Substandard	4,843	636	614	670	1,094	35	—	7,892
Doubtful	—	34	—	—	—	—	—	34
Total	$324,008	$591,672	$57,021	$164,514	$80,231	$9,445	$65,032	$1,291,923

The following table presents the risk grades of the organic loan portfolio, by class of loans (dollars in thousands):

Organic Loans:	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer	Other	Total
December 31, 2013
Pass	$174,700	$528,649	$28,035	$147,510	$55,447	$9,121	$40,831	$984,293
Watch	71,225	21,148	1,502	24,017	9,712	76	30	127,710
OAEM	4,780	191	365	2,540	437	—	—	8,313
Substandard	338	486	243	791	1,239	55	—	3,152
Doubtful	—	—	—	—	—	7	—	7
Total	$251,043	$550,474	$30,145	$174,858	$66,835	$9,259	$40,861	$1,123,475

Classifications on purchased credit impaired loans are based upon the borrower's ability to pay the current unpaid principal balance without regard to loss share coverage or the net carrying value of the loan on the Company's balance sheet. Because the values shown in the table below are based on each loan's estimated cash flows, any expected losses should be covered by a combination of the specific reserves established in the allowance for loan losses on PCI loans plus the discounts to the unpaid principal balances reflected in the recorded investment of each loan.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans:	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer	Other	Total
September 30, 2014
Pass	$5,935	$5,961	$1,116	$16,530	$37,175	$83	$5	$66,805
Watch	3,473	20,491	577	17,505	11,942	69	—	54,057
OAEM	281	9,783	58	3,629	7,745	—	—	21,496
Substandard	14,549	16,057	385	10,064	19,132	7	—	60,194
Doubtful	1,225	2,281	649	1,106	4,865	124	—	10,250
Total	$25,463	$54,573	$2,785	$48,834	$80,859	$283	$5	$212,802

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans:	Construction, Land & Land Development	Other Commercial Real Estate	Commercial & Industrial	Owner-Occupied Real Estate	Residential Real Estate	Consumer	Other	Total
December 31, 2013
Pass	$2,833	$7,563	$828	$15,491	$42,507	$222	$17	$69,461
Watch	7,319	14,189	651	9,780	16,221	47	1	48,208
OAEM	969	15,027	39	6,702	2,473	1	—	25,211
Substandard	23,717	29,315	2,622	22,463	33,452	300	—	111,869
Doubtful	545	1,479	131	—	587	3	—	2,745
Total	$35,383	$67,573	$4,271	$54,436	$95,240	$573	$18	$257,494

Total organic troubled debt restructurings (TDRs) were $875,000 and $869,000 at September 30, 2014 and December 31, 2013, respectively, with no related allowance for loans losses for the same periods, respectively. The Company had no unfunded commitment obligations to lend to customers that underwent troubled debt restructuring at September 30, 2014 and December 31, 2013. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

During the three and nine months ended September 30, 2014 and 2013, there were no organic loans modified under the terms of a TDR. During the three and nine months ended September 30, 2014 and 2013, there were no organic TDRs that subsequently defaulted within twelve months of their modification dates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: Other Real Estate Owned

The following is a summary of transactions in organic and acquired other real estate owned for the periods presented (dollars in thousands):

	Three Months Ended September 30
	2014			2013
	OREO	Acquired OREO	Total	OREO	Acquired OREO	Total
Balance, beginning of period	$729	$23,209	$23,938	$1,097	$52,345	$53,442
Other real estate acquired through foreclosure of loans receivable	69	7,375	7,444	45	20,690	20,735
Other real estate sold	(158)	(12,010)	(12,168)	(60)	(16,554)	(16,614)
Write down of other real estate	(230)	(3,815)	(4,045)	(108)	(4,830)	(4,938)
Balance, end of period (1)	$410	$14,759	$15,169	$974	$51,651	$52,625

	Nine Months Ended September 30
	2014			2013
	OREO	Acquired OREO	Total	OREO	Acquired OREO	Total
Balance, beginning of period	$965	$46,222	$47,187	$1,115	$45,062	$46,177
Other real estate acquired through foreclosure of loans receivable	398	28,281	28,679	1,075	63,257	64,332
Other real estate sold	(527)	(48,570)	(49,097)	(1,032)	(39,833)	(40,865)
Write down of other real estate	(426)	(11,174)	(11,600)	(184)	(16,835)	(17,019)
Balance, end of period (1)	$410	$14,759	$15,169	$974	$51,651	$52,625

(1) Acquired OREO covered by loss share agreements with the FDIC were approximately $11.2 million and $51.7 million as of September 30, 2014 and 2013, respectively.

Note 8: FDIC Receivable for Loss Share Agreements

The FDIC receivable for loss share agreements is measured separately from the related covered assets. Any applicable reimbursements relating to recoveries as well as true-up payments relating to clawback provisions owed to the FDIC under the terms of the loss share agreements is netted against the FDIC receivable.

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered purchased credit impaired loans and acquired other real estate owned for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
FDIC receivable for loss share agreements at beginning of period	$39,250	$210,557	$103,160	$355,325
Provision for loan losses attributable to FDIC for loss share agreements	(5,823)	(7,922)	(2,807)	(34,396)
Wires received	(7,272)	(24,240)	(42,407)	(103,057)
Net charge-offs, write-downs and other losses	(7,051)	(6,546)	(24,695)	(15,390)
Amortization	(196)	(18,971)	(17,437)	(56,512)
External expenses qualifying under loss share agreements	1,091	3,671	4,185	10,579
Balance, end of period	$19,999	$156,549	$19,999	$156,549

At September 30, 2014, the Company estimated that a net of $2.8 million was due from the FDIC for loss share claims that have been submitted.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of the FDIC receivable for loss share agreements allocated by acquired bank are presented in the following tables as of the dates indicated (dollars in thousands):

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
September 30, 2014
FDIC receivable for loss share agreements at beginning of period	$6,893	$5,455	$284	$604	$10,683	$7,832	$7,499	$39,250
Provision for loan losses attributable to FDIC for loss share agreements	(1,576)	(2,635)	30	(299)	(676)	(406)	(261)	(5,823)
Wires received	(3,021)	(2,003)	(165)	(318)	(250)	(1,250)	(265)	(7,272)
Net charge-offs, write-downs and other losses	(1,406)	(2,650)	(442)	(1,254)	473	(1,276)	(496)	(7,051)
(Amortization) accretion	4,816	250	148	(449)	(2,434)	(658)	(1,869)	(196)
External expenses qualifying under loss share agreements	455	253	—	(12)	111	48	236	1,091
Balance, end of period	$6,161	$(1,330)	$(145)	$(1,728)	$7,907	$4,290	$4,844	$19,999

Three Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
September 30, 2013
FDIC receivable for loss share agreements at beginning of period	$75,035	$50,812	$1,564	$7,013	$34,597	$21,220	$20,316	$210,557
Provision for loan losses attributable to FDIC for loss share agreements	(4,352)	(2,033)	(56)	123	(1,234)	(137)	(233)	(7,922)
Wires received	(9,477)	(7,211)	97	(395)	(3,405)	(3,376)	(473)	(24,240)
Net charge-offs, write-downs and other losses	(3,989)	(3,289)	(486)	(157)	248	(130)	1,257	(6,546)
Amortization	(5,842)	(1,047)	(179)	(1,411)	(4,439)	(1,769)	(4,284)	(18,971)
External expenses qualifying under loss share agreements	1,855	622	334	81	325	213	241	3,671
Balance, end of period	$53,230	$37,854	$1,274	$5,254	$26,092	$16,021	$16,824	$156,549

Nine Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
September 30, 2014
FDIC receivable for loss share agreements at beginning of period	$38,195	$22,449	$513	$4,577	$17,916	$12,806	$6,704	$103,160
Provision for loan losses attributable to FDIC for loss share agreements	798	(3,361)	(12)	(271)	419	651	(1,031)	(2,807)
Wires received	(21,700)	(8,948)	330	(1,857)	(4,687)	(3,531)	(2,014)	(42,407)
Net charge-offs, write-downs and other losses	(14,805)	(8,200)	(1,061)	(1,934)	(453)	(3,293)	5,051	(24,695)
(Amortization) Accretion	1,784	(3,967)	20	(2,302)	(5,762)	(2,782)	(4,428)	(17,437)
External expenses qualifying under loss share agreements	1,889	697	65	59	474	439	562	4,185
Balance, end of period	$6,161	$(1,330)	$(145)	$(1,728)	$7,907	$4,290	$4,844	$19,999

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended	Security Bank	Buckhead Community Bank	First Security National Bank	Northwest Bank and Trust Company	United Americas Bank	Piedmont Community Bank	Community Capital Bank	Total
September 30, 2013
FDIC receivable for loss share agreements at beginning of period	$136,333	$82,613	$5,395	$12,349	$54,230	$31,273	$33,132	$355,325
Provision for loan losses attributable to FDIC for loss share agreements	(18,159)	(8,210)	(883)	(592)	(7,159)	1,536	(929)	(34,396)
Wires received	(38,491)	(26,259)	(1,801)	(2,461)	(11,999)	(13,110)	(8,936)	(103,057)
Net charge-offs, write-downs and other losses	(5,757)	(9,802)	(1,507)	77	(1,547)	1,390	1,756	(15,390)
Amortization	(26,886)	(1,445)	(476)	(4,149)	(8,663)	(6,314)	(8,579)	(56,512)
External expenses qualifying under loss share agreements	6,190	957	546	30	1,230	1,246	380	10,579
Balance, end of period	$53,230	$37,854	$1,274	$5,254	$26,092	$16,021	$16,824	$156,549
Note 9: Derivative Instruments and Hedging Activities

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

The table below presents the fair value of the Company's derivative financial instruments designated as hedging instruments as well as their classification on the consolidated statements of financial condition for the periods presented (dollars in thousands):

	Derivatives Designated as Hedging Instruments
	Fair Value	Fair Value
Interest Rate Products	September 30, 2014	December 31, 2013
Asset Derivatives
Other Assets	$5,552	$8,087

Liability Derivatives
Other Liabilities	$754	$764

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At September 30, 2014, the Company had 87 interest rate swaps with an aggregate notional amount of $165.0 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2014	2013	2014	2013
Amount of gain (loss) recognized in income on derivative	Noninterest income	$767	$(502)	$(1,464)	$3,384
Amount of (loss) gain recognized in income on hedged item	Noninterest income	(769)	601	1,044	(2,738)
Total net (loss) gain recognized in income on fair value hedge ineffectiveness		$(2)	$99	$(420)	$646

The Company recognized net losses of $2,000 and $420,000, during the three and nine months ended September 30, 2014, respectively, compared to net gains of $99,000 and $646,000 for the same periods in 2013, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $518,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2014, compared to a net reduction of $402,000 and $1.0 million for the same periods in 2013, respectively, related to the fair value hedges, which include net settlements on the derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net gains of $60,000 and $74,000 in noninterest income for the three and nine months ended September 30, 2014, respectively, and recognition of net gains of $46,000 and $48,000 in noninterest income for the same periods in 2013, respectively, related to the unamortized basis in the hedged items.

Cash Flow Hedges

The Company uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps, designated as cash flow hedges, involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's current cash flow hedges are for the purpose of capping the interest rate paid on variable rate liabilities which protect the Company in a rising rate environment. The caps were purchased during the first quarter of 2013 to hedge the variable cash outflows associated with these liabilities; they originally had a five-year life and notional value of $200.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended September 30, 2014 and 2013.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $454,000 is expected to be reclassified as a decrease to net interest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2014	2013	2014	2013
Amount of gain (loss) recognized in AOCI on derivative (effective portion)	OCI	$387	$(1,019)	$(1,091)	$890
Amount of gain (loss) reclassified from AOCI into income (effective portion)	Interest expense	(73)	(12)	(170)	(15)
Total gain (loss) recognized in consolidated statements of comprehensive income		$314	$(1,031)	$(1,261)	$875

Derivative Not Designated as Hedging Instrument

At September 30, 2014, the Company had one interest rate swap not designated as a fair value hedge associated with the Company's fixed rate loan program. At September 30, 2014, the fair value of the derivative liability not designated as a hedging instrument was $84,000. The income statement effect from the derivative not designated as a hedging instrument was immaterial for the three and nine months ended September 30, 2014.

Credit-Risk-Related Contingent Features

The Company manages credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. At September 30, 2014, the Company has received $4.4 million in cash collateral under these agreements.

The Company’s agreements with its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At September 30, 2014, the termination value of derivatives in a net liability position under these agreements was $50,000. Although the Company did not breach any provisions at September 30, 2014, had a breach occurred, the Company could have been required to settle obligations under the agreements at their termination value.

Balance Sheet Offsetting

Certain financial instruments, including derivatives (interest rate caps and swaps), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The tables below present information about the Company’s financial instruments that are eligible for offset on the consolidated statements of financial condition at the periods presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
September 30, 2014				Financial Instruments	Collateral Received/Posted
Offsetting Derivative Assets
Derivatives	$5,552	$—	$5,552	$(838)	$(4,370)	$344

Offsetting Derivative Liabilities
Derivatives	$838	$—	$838	$(838)	$—	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
December 31, 2013				Financial Instruments	Collateral Received/Posted
Offsetting Derivative Assets
Derivatives	$8,087	$—	$8,087	$(764)	$(6,560)	$763

Offsetting Derivative Liabilities
Derivatives	$764	$—	$764	$(764)	$—	$—

Note 10: Other Assets, Other Liabilities and Accrued Expenses

The more significant components of other assets outstanding were as follows (dollars in thousands):

Other Assets	September 30, 2014	December 31, 2013
Cash surrender value of life insurance	$41,136	$40,145
Deferred tax asset, net	8,061	—
Derivative financial instruments	5,552	8,087
Accrued state income taxes receivable	4,072	1,937
Other prepaid expenses	3,212	3,048
Federal Home Loan Bank stock	2,344	3,195
Accrued interest receivable	2,623	2,935
Accrued federal income taxes receivable	—	5,800
Miscellaneous receivables and other assets	4,915	5,928
Total other assets	$71,915	$71,075

The more significant components of other liabilities and accrued expenses outstanding were as follows (dollars in thousands):

Other Liabilities and Accrued Expenses	September 30, 2014	December 31, 2013
Accrued federal income taxes payable	$7,974	$—
Accrued incentive compensation	5,770	6,626
Accrued lease expense	3,199	3,192
Accrued payroll expense	1,269	—
Accrued professional fees	964	885
Derivative financial instruments	838	764
Accrued interest payable	650	865
Accrued severance expense	220	1,165
Deferred tax liability, net	—	12,347
Miscellaneous payables and accrued expenses	3,464	2,455
Total accrued expenses and other liabilities	$24,348	$28,299

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

The Company issued 153,232 shares of restricted stock under the Plan to its officers and independent directors during the nine months ended September 30, 2014. There were 102,455 shares of restricted stock that vested and 4,000 shares of restricted stock that were forfeited during the nine months ended September 30, 2014.

The Company recognized compensation expense related to equity awards of $469,000 and $1.3 million for the three and nine months ended September 30, 2014, compared to $330,000 and $966,000 for the same periods in 2013, respectively. Unearned share-based compensation associated with these equity awards totaled $6.2 million at September 30, 2014.

Note 12: Regulatory Matters

The Company's and the Bank's regulatory ratios for the periods indicated (dollars in thousands):

September 30, 2014	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
Consolidated	$463,230	26.42%	$140,252	8.00%	$175,315	10.00%
Bank	$383,987	21.90%	$140,240	8.00%	$175,301	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$441,250	25.17%	$70,126	4.00%	$105,189	6.00%
Bank	$362,009	20.65%	$70,120	4.00%	$105,180	6.00%
Tier I Capital to Average Assets
Consolidated	$441,250	17.16%	$102,872	4.00%	$—	N/A
Bank	$362,009	14.09%	$102,752	4.00%	$128,440	5.00%

December 31, 2013	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
Consolidated	$438,670	29.11%	$120,549	8.00%	$150,686	10.00%
Bank	$381,230	25.32%	$120,463	8.00%	$150,578	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$419,646	27.85%	$60,274	4.00%	$90,412	6.00%
Bank	$362,219	24.06%	$60,231	4.00%	$90,347	6.00%
Tier I Capital to Average Assets
Consolidated	$419,646	16.55%	$101,429	4.00%	$—	N/A
Bank	$362,219	14.28%	$101,438	4.00%	$126,797	5.00%

The Company and the Bank entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, the Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time the Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and the Bank were in compliance with the Capital Maintenance Agreement at September 30, 2014.

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

Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute without prior regulatory approval. At September 30, 2014, the Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At September 30, 2014, the Company had $78.0 million in cash and due from bank accounts, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes. The Company declared a cash dividend of $.04 per common share to the Company's shareholders for the quarters ended September 30, 2014 and June 30, 2014 and has declared a cash dividend of $.03 per common share every quarter from the quarter ended September 30, 2012 through the quarter ended March 31, 2014.

Note 13: Commitments and Contingent Liabilities

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Commitments to extend credit:
Fixed	$17,076	$9,848
Variable	362,151	290,079
Standby letters of credit:
Fixed	811	379
Variable	1,054	1,274
Total commitments	$381,092	$301,580

The fixed rate loan commitments have maturities ranging from one month to ten years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

Note 14: Fair Value

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

Level 3

Valuation inputs are unobservable inputs for the asset or liability, which are used to measure fair value to the extent that observable inputs are not available. The inputs reflect the Company's estimates of assumptions market participants would use in pricing the asset or liability.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the nine months ended September 30, 2014 and the year ended December 31, 2013, there were no transfers between levels.

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At September 30, 2014, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, corporate securities, and equity securities. The fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Derivative Instruments and Hedging Activities

The Company uses interest rate swaps to provide longer-term fixed rate funding to its customers and interest rate caps to mitigate the interest rate risk on its variable rate liabilities. The majority of these derivatives are traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract. Therefore, these derivative contracts are classified as Level 2. The Company utilizes an independent third party valuation company to validate the dealer prices. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are considered to have been derived utilizing Level 3 inputs.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$77,563	$—	$77,563
States and political subdivisions	—	4,875	—	4,875
Residential mortgage-backed securities — nonagency	—	111,261	—	111,261
Residential mortgage-backed securities — agency	—	306,735	—	306,735
Asset-backed securities	—	26,885	—	26,885
Corporate securities	—	5,102	—	5,102
Equity securities	26	—	—	26
Derivative financial instruments	—	5,552	—	5,552
Total recurring assets at fair value	$26	$537,973	$—	$537,999

Liabilities:
Derivative financial instruments	$—	$838	$—	$838
Total recurring liabilities at fair value	$—	$838	$—	$838

December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$761	$80,350	$—	$81,111
States and political subdivisions	—	9,367	—	9,367
Residential mortgage-backed securities — nonagency	—	117,647	—	117,647
Residential mortgage-backed securities — agency	—	175,926	—	175,926
Asset-backed securities	—	2,940	—	2,940
Equity securities	57	—	—	57
Derivative financial instruments	—	8,087	—	8,087
Total recurring assets at fair value	$818	$394,317	$—	$395,135

Liabilities:
Derivative financial instruments	$—	$764	$—	$764
Total recurring liabilities at fair value	$—	$764	$—	$764

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets Measured on a Nonrecurring Basis

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets on a nonrecurring basis:

Impaired Organic Loans

Organic loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The fair values of impaired organic loans are measured on a nonrecurring basis and are based on the underlying collateral value of each loan if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs that are based on observable market data such as an appraisal. Updated appraisals are obtained on at least an annual basis. Level 3 inputs are based on the Company's customized discounting criteria when management determines the fair value of the collateral is further impaired.

Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of cost or fair value. The fair values of mortgage loans held for sale are measured on a nonrecurring basis. Estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans.

The following table presents financial assets measured at fair value on a nonrecurring basis at the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2014
Impaired organic loans	$—	$—	$1,304	$1,304
Mortgage loans held for sale	—	1,283	—	1,283
Total nonrecurring assets at fair value	$—	$1,283	$1,304	$2,587

December 31, 2013
Impaired organic loans	$—	$—	$1,962	$1,962
Mortgage loans held for sale	—	897	—	897
Total nonrecurring assets at fair value	$—	$897	$1,962	$2,859

Organic impaired loans that are measured for impairment using the fair value of collateral for collateral dependent loans had principal balances of $1.6 million and $2.3 million with respective valuation allowances of $311,000 and $303,000 at September 30, 2014 and December 31, 2013, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the periods indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2014
Other real estate owned	$—	$—	$455	$455
Acquired other real estate owned	—	—	18,011	18,011
Total other real estate owned	$—	$—	$18,466	$18,466

December 31, 2013
Other real estate owned	$—	$—	$980	$980
Acquired other real estate owned	—	—	55,982	55,982
Total other real estate owned	$—	$—	$56,962	$56,962

Other real estate owned (OREO) includes real property that has been acquired in satisfaction of loans receivable, organic and acquired, and bank premises formerly, but no longer, used for a specific business purpose. Property acquired in satisfaction of loans receivable, consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan losses at the time of foreclosure. Bank premises are transferred at the lower of carrying value or fair value, less estimated selling costs. For acquired OREO, the loan is transferred into OREO at its fair value, not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense.

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statement of financial condition (dollars in thousands):

	September 30, 2014	December 31, 2013
Other real estate owned:
Other real estate owned at fair value	$455	$980
Estimated selling costs	(45)	(15)
Other real estate owned	$410	$965

Acquired other real estate owned:
Other real estate owned at fair value	$18,011	$55,982
Estimated selling costs and other adjustments	(3,252)	(9,760)
Other real estate owned	$14,759	$46,222

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the periods indicated (dollars in thousands):

September 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Organic impaired loans - collateral dependent	$1,304	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (19%)
Other real estate owned	$455	Third party appraisal	Management discount for property type and recent market volatility	0% - 59% (47%)
Acquired other real estate owned	$18,011	Third party appraisal	Management discount for property type and recent market volatility	0% - 87% (38%)

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Organic impaired loans - collateral dependent	$1,962	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (13%)
Other real estate owned	$980	Third party appraisal	Management discount for property type and recent market volatility	0% - 31% (6%)
Acquired other real estate owned	$55,982	Third party appraisal	Management discount for property type and recent market volatility	0% - 84% (39%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at September 30, 2014 and December 31, 2013.

		September 30, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$476,480	$476,480	$598,749	$598,749
Investment securities available-for-sale	Levels 1 & 2	532,447	532,447	387,048	387,048
Mortgage loans held for sale	Level 2	1,283	1,283	897	897
Net loans	Level 3	1,477,494	1,505,585	1,346,904	1,396,958
Other real estate owned	Level 3	15,169	18,466	47,187	56,962
FDIC receivable for loss share agreements, net	Level 3	19,999	6,306	103,160	53,813
Derivative financial instruments	Level 2	5,552	5,552	8,087	8,087
Accrued interest receivable	Level 2	2,623	2,623	2,935	2,935
Federal Home Loan Bank stock	Level 3	2,344	2,344	3,195	3,195

Liabilities:
Deposits	Level 2	$2,155,974	$2,156,201	$2,128,325	$2,128,611
Securities sold under agreements to repurchase	Level 2	—	—	1,216	1,216
Notes payable	Level 2	2,776	2,776	5,682	5,682
Derivative financial instruments	Level 2	838	838	764	764
Accrued interest payable	Level 2	650	650	865	865

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Organic Loans

Fair values are estimated for portfolios of organic loans with similar financial characteristics. Loans are segregated by type. The fair value of performing organic loans is calculated by discounting scheduled cash flows through the estimated maturities using estimated market discount rates that reflect observable market information incorporating the credit, liquidity, yield, and other risks inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Credit Impaired Loans

Purchased credit impaired loans are recorded at fair value at the date of acquisition, exclusive of expected cash flow reimbursements from the FDIC for the loans covered by loss share agreements. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and an accretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases to the expected cash flows result in a reversal of the provision for loan losses to the extent of prior changes or a reclassification of the difference from the nonaccretable to accretable discount with a positive impact on the accretable discount.

FDIC Receivable for Loss Share Agreements

The FDIC receivable is recorded at fair value at the acquisition date. The FDIC receivable is recognized at the same time as the purchased loans, and measured on the same basis, subject to collectibility or contractual limitations, and the FDIC receivable is impacted by changes in estimated cash flows associated with these loans.

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

Securities Sold Under Agreements to Repurchase and Notes Payable

The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities. Notes payable are variable rate subordinated debt for which performance is based on the underlying notes receivable and interest rates adjust according to market value; therefore, the carrying amount approximates fair value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Numerator:
Net income	$11,504	$4,349	$23,333	$3,330
Denominator:
Weighted average common shares outstanding	32,206,889	31,998,901	32,142,953	31,942,470
Weighted average dilutive grants	1,548,706	1,297,749	1,520,635	1,273,376
Weighted average common shares outstanding including dilutive grants	33,755,595	33,296,650	33,663,588	33,215,846
Net income per share:
Basic	$.36	$.14	$.73	$.10
Diluted	$.34	$.13	$.69	$.10

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

The components of AOCI and changes in those components are as follows (dollars in thousands):

Three Months Ended	Investment Securities Available-for-Sale	Cash Flow Hedges (Effective Portion)	Total
September 30, 2014
Balance, beginning of period	$5,765	$(47)	$5,718
Other comprehensive income (loss) before income taxes:
Net change in unrealized (losses) gains	(1,410)	387	(1,023)
Amount reclassified into net income on cash flow hedges	—	73	73
Income tax expense (benefit)	(545)	178	(367)
Balance, end of period	$4,900	$235	$5,135

September 30, 2013
Balance, beginning of period	$5,193	$1,243	$6,436
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	117	(1,019)	(902)
Reclassification adjustment for net gains realized and included in earnings	(717)	—	(717)
Amount reclassified into net income on cash flow hedges	—	12	12
Income tax benefit	(210)	(352)	(562)
Balance, end of period	$4,803	$588	$5,391

Nine Months Ended
September 30, 2014
Balance, beginning of period	$4,323	$847	$5,170
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	965	(1,091)	(126)
Reclassification adjustment for net gains realized and included in earnings	(23)	—	(23)
Amount reclassified into net income on cash flow hedges	—	170	170
Income tax expense (benefit)	365	(309)	56
Balance, end of period	$4,900	$235	$5,135

September 30, 2013
Balance, beginning of period	$8,528	$—	$8,528
Other comprehensive income before income taxes:
Net change in unrealized (losses) gains	(4,650)	890	(3,760)
Reclassification adjustment for net gains realized and included in earnings	(1,081)	—	(1,081)
Amount reclassified into net income on cash flow hedges	—	15	15
Income tax (benefit) expense	(2,006)	317	(1,689)
Balance, end of period	$4,803	$588	$5,391

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition as of September 30, 2014 as compared to December 31, 2013 and our results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2013 Annual Report on Form 10-K.

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

On July 24, 2009, the Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of the Bank on July 24, 2009. Since that date and through the date of this report, the Bank has acquired $3.9 billion in assets and assumed $3.6 billion in deposits from the FDIC, as receiver, in 12 different failed bank transactions. Concurrently with each of our acquisitions, we entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned.

Historically, we have referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “noncovered loans.” However, beginning in July 2014, the commercial loss share agreements for our earliest and largest failed bank transactions began to expire and any future losses on these formerly covered loans after such coverage expires will no longer be eligible for reimbursement from the FDIC. Because less than 10% of our total loans were covered by loss share agreements with the FDIC at September 30, 2014, we have changed the way we refer to loans that we acquired in our 12 FDIC assisted transactions in this report. We will now generally discuss our loan portfolio using two categories: (1) organic loans, which refers to loans originated by us, and (2) purchased credit impaired loans, which refers to loans we acquired which, at acquisition, we determined it was probable that we would be unable to collect all contractual principal and interest payments due, although, in certain circumstances, we will continue to refer to loans that are covered by FDIC loss share agreements as “covered loans.” All of the loans we acquired in our 12 FDIC assisted transactions, which we refer to as our failed bank transactions and all of the loans acquired in our recent purchase of a loan portfolio from the FDIC, were deemed purchased credit impaired loans at acquisition. We will continue to refer to the indemnification assets associated with the FDIC loss share agreements related to our failed bank transactions as the “FDIC receivable.”

As a result of our failed bank acquisitions, the Bank was transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank now operating 22 full service branches throughout middle Georgia and metropolitan Atlanta. As of September 30, 2014, our total assets were approximately $2.6 billion, our total loans receivable were approximately $1.5 billion, our total deposits were approximately $2.2 billion and our total shareholders' equity was approximately $458.3 million.

Quarterly Overview

Our net income for the quarter ended September 30, 2014 was $11.5 million, or $.34 per diluted share, compared to net income of $4.3 million, or $.13 per diluted share for the quarter ended September 30, 2013.

Our net interest income on a taxable equivalent basis was $38.1 million for the quarter ended September 30, 2014, a decrease of $6.4 million, or 14.4%, from the quarter ended September 30, 2013, primarily as a result of lower accretion income on purchased credit impaired loans. Our interest expense decreased $124,000, primarily due to a decline in the average balance of interest-bearing liabilities.

Noninterest income was $3.4 million for the quarter ended September 30, 2014, an increase of $17.9 million from the quarter ended September 30, 2013. The increase in noninterest income is primarily a result of a decrease in amortization expense on the FDIC receivable for loss share agreements of $18.8 million, or 99.0%, as the majority of the amortization of the FDIC receivable was recorded in prior periods, as such amortization related to our commercial loss share agreements with reimbursement obligations that expire in 2014. In addition, changes made to our assumptions during our quarterly re-estimation of cash flows on purchased credit impaired loans, the decreasing balance of the FDIC receivable and the timing of actual versus expected collections on purchased credit impaired loans also contributed to the decline in amortization expense.

Our organic loans increased $168.4 million, or 15.0%, for the quarter ended September 30, 2014, compared to the year ended December 31, 2013, and represented 85.8% of our total loan portfolio at September 30, 2014. Our purchased credit impaired loans decreased $44.7 million, or 17.4%, as these loans were paid down or charged-off and, in the case of loans still subject to loss share agreements with the FDIC, losses were submitted to the FDIC for reimbursement. Our asset quality remained strong in our organic loan portfolio, with a ratio of organic nonperforming assets to total organic loans plus other real estate owned of .16% and a ratio of nonperforming loans to total organic loans of .13%.

We recorded the loans we acquired in each of our acquisitions at their estimated fair values on the date of each acquisition. We refer to the excess of expected cash flows over the recorded investment as the "accretable discount." The accretable discount is recognized as interest income over the remaining life of the loan. The accretable discount on purchased credit impaired loans decreased $99.1 million to $131.0 million for the quarter ended September 30, 2014, compared to $230.1 million for the same period in 2013. The decrease is primarily a result of $112.7 million in accretion income recognized, including gains of $58.0 million on purchased credit impaired loan pools that closed. As of September 30, 2014, the accretable discount had an estimated weighted average life of ten quarters, while the future scheduled amortization of the FDIC receivable had an estimated weighted average life of five quarters. Without the consideration of timing issues, we expect the remaining accretable discount, net of the amortization of the FDIC receivable, to be positive to our longer-term earnings.

The FDIC receivable for loss share agreements decreased to $20.0 million at September 30, 2014, compared to $103.2 million at December 31, 2013. The FDIC receivable decreased primarily as a result of our submission of claims to the FDIC and the receipt of cash from the FDIC under the terms of our loss share agreements and amortization of the FDIC receivable, as discussed above. Projected cash flows on our remaining covered loans continue to be better than we originally expected, resulting in a decrease in the estimated cash flows expected to be received from the FDIC under the terms of our loss share agreements and, therefore, continue to result in impairment of the FDIC receivable. The total impairment is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement.

Deposits increased $27.6 million, or 1.3%, for the quarter ended September 30, 2014, compared to the year ended December 31, 2013. The increase was due primarily to growth in low cost transaction deposits of $84.1 million, offset by a decrease in higher cost time deposits of $56.4 million. Overall, our concentration of deposits and funding mix continues to improve and our cost of funds remains stable at 35 basis points.

Our total provision for loan losses was $416,000 for the three months ended September 30, 2014, compared to $269,000 for the three months ended September 30, 2013. We recorded a provision for organic loan losses of $1.0 million for the three months ended September 30, 2014, compared to $905,000 for the same period in 2013. Net charge-offs on organic loans were $57,000 and $283,000 for the third quarter of 2014 and 2013, respectively. The provision for purchased credit impaired loan losses charged to operations was negative $584,000 and negative $636,000 for the third quarters of 2014 and 2013, respectively, due to better than expected performance in our purchased credit impaired loan portfolio.

The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 17.16%, a Tier 1 risk-based capital ratio of 25.17% and a Total risk-based capital ratio of 26.42% at September 30, 2014. During the third quarter of 2014, we declared a quarterly cash dividend of $.04 per share to our common shareholders.

Recent Developments and Subsequent Events

Completion of Merger with Atlanta Bancorporation, Inc. and Bank of Atlanta

On April 25, 2014, we entered into a definitive agreement to acquire Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta. On October 1, 2014, the merger was closed and Atlanta Bancorporation was merged into the Company, immediately followed by the merger of Bank of Atlanta into the Bank. We paid approximately $25.2 million in cash for all of the outstanding shares of Atlanta Bancorporation. With the acquisition of Atlanta Bancorporation, we acquired one branch in midtown Atlanta and one branch in Duluth, Georgia.

Financial Summary

The following table provides unaudited selected financial data for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2.

	2014			2013		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2014	2013

Selected Results of Operations Data
Total interest income on invested funds	$2,545	$2,522	$2,493	$2,416	$2,587	$7,560	$7,782
Interest income on loans, including fees	16,189	15,380	15,275	15,861	15,800	46,844	45,315
Accretion income on loans	21,110	17,087	26,536	48,065	27,978	64,733	74,401
Total interest expense	1,857	1,846	1,894	1,961	1,981	5,597	5,972
Net interest income	37,987	33,143	42,410	64,381	44,384	113,540	121,526
Provision for loan losses on organic loans	1,000	1,000	—	—	905	2,000	1,920
Provision for loan losses on purchased credit impaired loans	(584)	(299)	590	(98)	(636)	(293)	(4,309)
Amortization of FDIC receivable for loss share agreements	(196)	(1,949)	(15,292)	(31,372)	(18,971)	(17,437)	(56,512)
Other noninterest income	3,597	3,318	3,103	3,955	4,471	10,018	12,816
Total noninterest income	3,401	1,369	(12,189)	(27,417)	(14,500)	(7,419)	(43,696)
Noninterest expense	22,510	22,076	23,083	22,718	23,124	67,669	75,249
Income before income taxes	18,462	11,735	6,548	14,344	6,491	36,745	4,970
Income tax expense	6,958	4,228	2,226	4,927	2,142	13,412	1,640
Net income	$11,504	$7,507	$4,322	$9,417	$4,349	$23,333	$3,330

Common Share Data
Basic net income per share	$.36	$.23	$.13	$.29	$.14	$.73	$.10
Diluted net income per share	.34	.22	.13	.28	.13	.69	.10
Cash dividends declared per share	.04	.04	.03	.03	.03	.11	.09
Book value per share	14.20	13.95	13.74	13.62	13.36	14.20	13.36
Tangible book value per share	13.83	13.58	13.36	13.24	12.97	13.83	12.97
Weighted Average Shares Outstanding:
Basic	32,206,889	32,126,260	32,094,473	32,086,781	31,998,901	32,142,953	31,942,470
Diluted	33,755,595	33,589,797	33,644,135	33,519,550	33,296,650	33,663,588	33,215,846

Capital Ratios
Average equity to average assets	17.24%	17.18%	17.05%	16.78%	16.68%	17.21%	16.39%
Leverage ratio	17.16%	16.84%	16.67%	16.55%	16.20%	17.16%	16.20%
Tier 1 risk-based capital ratio	25.17%	27.06%	27.20%	27.85%	26.18%	25.17%	26.18%
Total risk-based capital ratio	26.42%	28.32%	28.47%	29.11%	27.44%	26.42%	27.44%

Performance Ratios
Return on average assets (1)	1.75%	1.16%	.68%	1.46%	.67%	1.20%	.17%
Return on average equity (1)	10.17%	6.78%	3.99%	8.70%	4.04%	7.00%	1.04%
Cost of funds (2)	.35%	.35%	.37%	.37%	.38%	.35%	.38%
Net interest margin (2)(3)	6.14%	5.55%	7.38%	11.26%	7.95%	6.34%	7.32%
Interest rate spread (2)(4)	5.99%	5.41%	7.25%	11.13%	7.83%	6.19%	7.21%
Efficiency ratio (2)(5)	54.28%	63.82%	76.19%	61.28%	77.16%	63.62%	96.37%

	2014			2013		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2014	2013
Organic Asset Quality Ratios
Annualized Net (recoveries) charge-offs to total average loans	.02%	(.01)%	(.07)%	(.08)%	.10%	(.02)%	.02%
Nonperforming loans to total loans	.13%	.16%	.18%	.20%	.25%	.13%	.25%
Nonperforming assets to loans + ORE	.16%	.22%	.26%	.29%	.33%	.16%	.33%
Past due loans to total loans	.10%	.13%	.14%	.09%	.10%	.10%	.10%
Allowance for loan losses to loans	1.46%	1.45%	1.44%	1.48%	1.41%	1.46%	1.41%

Selected Average Balances
Total assets	$2,604,244	$2,585,908	$2,575,216	$2,559,725	$2,561,802	$2,590,153	$2,610,798
Investment securities	523,488	481,240	430,696	379,975	375,321	478,815	352,301
Loans receivable:
Organic loans (6)	1,246,008	1,192,494	1,133,802	1,144,116	1,140,052	1,191,635	1,075,210
Purchased credit impaired loans	215,318	236,178	250,824	258,600	305,487	235,111	360,647
Interest-earning assets	2,461,004	2,399,921	2,333,684	2,271,737	2,219,251	2,400,260	2,225,358
Total deposits	2,125,659	2,108,595	2,088,787	2,089,202	2,077,170	2,107,815	2,113,262
Interest-bearing liabilities	1,632,906	1,646,019	1,652,851	1,663,983	1,662,506	1,643,852	1,715,155
Noninterest-bearing liabilities	522,356	495,714	483,260	466,248	472,084	500,611	467,631
Shareholders' equity	448,982	444,175	439,105	429,494	427,212	445,690	428,012

Selected Actual Balances
Total assets	$2,641,375	2,580,280	$2,617,378	$2,600,705	$2,527,101	$2,641,375	$2,527,101
Investment securities	532,447	494,874	454,053	387,048	374,838	532,447	374,838
Loans receivable:
Organic loans	1,291,923	1,230,304	1,166,913	1,123,475	1,164,854	1,291,923	1,164,854
Purchased credit impaired loans (7)	212,802	211,302	246,279	257,494	290,077	212,802	290,077
Allowance for loan losses on organic loans	(18,828)	(17,885)	(16,858)	(16,656)	(16,427)	(18,828)	(16,427)
Allowance for loan losses on purchased credit impaired loans	(8,403)	(17,722)	(19,182)	(17,409)	(12,075)	(8,403)	(12,075)
Interest-earning assets	2,497,726	2,436,606	2,418,390	2,359,145	2,229,921	2,497,726	2,229,921
Total deposits	2,155,974	2,115,213	2,141,061	2,128,325	2,049,911	2,155,974	2,049,911
Interest-bearing liabilities	1,634,116	1,656,558	1,674,018	1,667,085	1,636,414	1,634,116	1,636,414
Noninterest-bearing liabilities	548,982	475,415	501,921	496,437	462,094	548,982	462,094
Shareholders' equity	458,277	448,307	441,439	437,183	428,593	458,277	428,593

(1) Net income annualized for the applicable period.
(2) Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 35%.
(3) Net interest income divided by average interest-earning assets.
(4) Yield on interest-earning assets less cost of interest-bearing liabilities.
(5) Noninterest expenses divided by net interest income plus noninterest income.
(6) Includes quarter-to-date average nonaccrual loans of $1.7 million for third quarter 2014, $2.0 million for second quarter 2014, $2.1 million for first quarter 2014, $2.6 million for fourth quarter 2013 and $2.4 million for third quarter 2013. Includes year-to-date average nonaccrual loans of $1.9 million for third quarter 2014 and $3.5 million for third quarter 2013.
(7) Loans covered by loss share agreements with the FDIC were approximately $114.2 million for third quarter 2014, $211.3 million for second quarter 2014, $246.3 million for first quarter 2014, $257.5 million for fourth quarter 2013 and $290.1 million for third quarter 2013.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2013 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2013 Annual Report on Form 10-K for a full disclosure of all critical accounting policies. As noted in our Introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations, above, references to noncovered loans in our 2013 Annual Report on Form 10-K are referred to in this Quarterly Report as organic loans. In addition, references to covered loans in our 2013 Annual Report on Form 10-K are generally referred to in this Quarterly Report as purchased credit impaired loans, which we define as all of our loans acquired in our failed bank transactions regardless of whether such loans are covered by loss share agreements with the FDIC although, in certain circumstances, we will continue to refer to loans that are covered by the FDIC for loss share agreements as "covered loans". Because we determined that all of our acquired loans were purchased credit impaired loans, the accounting treatment of such loans, regardless of whether they are covered or noncovered acquired loans, is the same.

Balance Sheet Review

General

At September 30, 2014, we had total assets of approximately $2.6 billion, consisting principally of $1.3 billion in net organic loans, $204.4 million in net purchase credit impaired loans, $532.4 million in investment securities, $20.0 million in FDIC receivable, $15.2 million in other real estate owned and $476.5 million in cash and cash equivalents. Our liabilities at September 30, 2014 totaled $2.2 billion, consisting principally of deposits. At September 30, 2014, our shareholders' equity was $458.3 million.

At December 31, 2013, we had total assets of approximately $2.6 billion, consisting principally of $1.1 billion in net organic loans, $240.1 million in net purchased credit impaired loans, $387.0 million in investment securities, $103.2 million in FDIC receivable, $47.2 million in other real estate owned and $598.7 million in cash and cash equivalents. Our liabilities at December 31, 2013 totaled $2.2 billion, consisting principally of $2.1 billion in deposits. At December 31, 2013, our shareholders' equity was $437.2 million.

Investments

Our investment portfolio consists of U.S. government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. Government agency securities, municipal securities, corporate bonds and asset-backed securities. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At September 30, 2014, we had $532.4 million in available-for-sale securities representing approximately 20.2% of total assets, compared to $387.0 million, or 14.9% of total assets, at December 31, 2013. Investment securities were up $145.4 million, or 37.6%, compared to December 31, 2013. Our increased investment in securities was due to management's decision to gain a greater return on liquid assets, which grew during the nine months ended September 30, 2014. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile. Investment securities with an aggregate fair value of $163.3 million at September 30, 2014 were pledged to secure public deposits.

        At September 30, 2014, $77.6 million, or 14.6%, of our available-for-sale securities were invested in securities of U.S. government agencies, compared to $81.1 million, or 21.0%, as of December 31, 2013. U.S government agency securities consist of debt obligations issued by the Government Sponsored Enterprises ("GSEs") or collateralized by loans that are guaranteed by the Small Business Administration ("SBA") and are, therefore, backed by the full faith and credit of the U.S. government. At September 30, 2014, $306.7 million, or 57.6%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $175.9 million, or 45.5%, at December 31, 2013. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"). These securities are deemed to have high credit ratings, and the minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association ("Ginnie Mae"), which is a federal agency, and are guaranteed by the U.S. government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At September 30, 2014, $111.3 million, or 20.9% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $117.6 million, or 30.4%, as of December 31, 2013. Substantially all of our nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

At September 30, 2014, $26.9 million, or 5.0%, of our available-for-sale securities were invested in asset-backed securities, compared to $2.9 million, or .8%, as of December 31, 2013. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At September 30, 2014, $5.1 million, or less than 1%, of our available-for-sale securities were invested in corporate securities, compared to no investment in corporation securities at December 31, 2014. Corporate securities currently consist of short duration debt issued by investment grade corporations.

The following table is a summary of our available-for-sale investment portfolio for the periods presented (dollars in thousands):

	September 30, 2014		December 31, 2013
Available-for-Sale:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$76,962	$77,563	$80,692	$81,111
States and political subdivisions	4,850	4,875	9,317	9,367
Residential mortgage-backed securities — nonagency	104,278	111,261	110,900	117,647
Residential mortgage-backed securities — agency	306,406	306,735	176,503	175,926
Asset-backed securities	26,820	26,885	2,936	2,940
Corporate securities	5,113	5,102	—	—
Equity securities	27	26	51	57
Total investment securities	$524,456	$532,447	$380,399	$387,048

The following table shows contractual maturities and yields on our investments in debt securities for the period presented (dollars in thousands):

	Distribution of Maturities
September 30, 2014	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$20,007	$24,940	$7,963	$24,052	$76,962
States and political subdivisions	2,704	2,146	—	—	4,850
Residential mortgage-backed securities — nonagency	—	—	—	104,278	104,278
Residential mortgage-backed securities — agency	—	—	236,317	70,089	306,406
Asset-backed securities	—	—	4,910	21,910	26,820
Corporate securities	—	5,113	—	—	5,113
Total debt securities	$22,711	$32,199	$249,190	$220,329	$524,429

Fair Value (1):
U.S. Government securities	$20,047	$24,993	$8,147	$24,376	$77,563
States and political subdivisions	2,706	2,169	—	—	4,875
Residential mortgage-backed securities — nonagency	—	—	—	111,261	111,261
Residential mortgage-backed securities — agency	—	—	236,589	70,146	306,735
Asset-backed securities	—	—	4,937	21,948	26,885
Corporate securities	—	5,102	—	—	5,102
Total debt securities	$22,753	$32,264	$249,673	$227,731	$532,421

Weighted average yield (2):
Total debt securities	.46%	1.27%	1.42%	2.24%	1.72%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding of approximately $1.5 billion at September 30, 2014 and $1.3 billion at December 31, 2013. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential mortgages for our portfolio, but we do originate and hold traditional second mortgage residential real estate loans and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, where possible, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of the ultimate repayment or collection of the loan.

Our organic loans increased $168.4 million, or 15.0%, to $1.3 billion at September 30, 2014 from December 31, 2013, as we continued to replace our purchased credit impaired loan run-off with organic loan growth. Net of the $23.9 million increase related to an acquisition of a failed bank loan portfolio from the FDIC during the quarter ended September 30, 2014, our purchased credit impaired loans decreased $44.7 million, or 17.4%, to $212.8 million at September 30, 2014 from December 31, 2013, as purchased credit impaired loans were paid down or charged-off and claims were submitted to the FDIC for loss share reimbursement for those loans subject to loss share agreements with the FDIC. We expect our organic loans to continue to increase as we originate well-underwritten loans, while we expect the decline in our purchased credit impaired loans to moderate as the original purchased credit impaired loans from failed bank transactions have seasoned. Due to the current economic environment, purchased credit impaired loans may decrease faster than organic loans increase, thereby potentially resulting in a decrease in gross loans receivable.

The following table summarizes the composition of our loan portfolio for the periods presented (dollars in thousands):

	September 30, 2014				December 31, 2013
	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$324,008	$25,463	$349,471	23.2%	$251,043	$35,383	$286,426	20.7%
Other commercial real estate	591,672	54,573	646,245	43.0%	550,474	67,573	618,047	44.8%
Total commercial real estate	915,680	80,036	995,716	66.2%	801,517	102,956	904,473	65.5%
Commercial & industrial	57,021	2,785	59,806	4.0%	30,145	4,271	34,416	2.5%
Owner-occupied real estate	164,514	48,834	213,348	14.2%	174,858	54,436	229,294	16.6%
Total commercial & industrial	221,535	51,619	273,154	18.2%	205,003	58,707	263,710	19.1%
Residential real estate	80,231	80,859	161,090	10.7%	66,835	95,240	162,075	11.7%
Consumer	9,445	283	9,728.6%		9,259	573	9,832.7%
Other	65,032	5	65,037	4.3%	40,861	18	40,879	3.0%
Total gross loans receivable, net of deferred fees	1,291,923	212,802	1,504,725	100.0%	1,123,475	257,494	1,380,969	100.0%
Allowance for loan losses	(18,828)	(8,403)	(27,231)		(16,656)	(17,409)	(34,065)
Total loans, net	$1,273,095	$204,399	$1,477,494		$1,106,819	$240,085	$1,346,904
FDIC Receivable for Loss Share Agreements and Clawback Liability

In connection with each of our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC and we recorded a net receivable from the FDIC which represents the estimated reimbursements we expect to receive from losses we incur as we dispose of loans and other real estate covered under the loss share agreements, less payments owed by us to the FDIC on recoveries and under the clawback liability (discussed below). One of our largest commercial loss share agreements expired during the third quarter of 2014; however, a significant portion of our purchased credit impaired loans and acquired other real estate are still covered under loss share agreements. At September 30, 2014, 53.7% of our outstanding principal balance of purchased credit impaired loans and 75.8% of our acquired other real estate assets, which we defined as other real estate acquired in our failed bank transactions or as a result of purchased credit impaired loans being foreclosed on subsequent to acquisition, were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us either 80% or 95% of all losses we incur in connection with those assets.

At the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we will be required to reimburse the FDIC in the event that losses on covered assets do not reach certain benchmarks as defined in the loss share agreements, which we refer to as the clawback liability. The potential reimbursement to the FDIC is based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At September 30, 2014, we recorded a clawback liability of $6.2 million to the FDIC related to the First Security National Bank, NorthWest Bank & Trust, United Americas Bank, Piedmont Community Bank and Community Capital Bank acquisitions, which is netted against the "FDIC Receivable for Loss Share Agreements" in our consolidated statements of financial condition.

At September 30, 2014, we had $114.2 million of purchased credit impaired loans and $11.2 million of acquired other real estate owned subject to reimbursement under loss share agreements. Of the remaining covered asset amount, $14.0 million of loans and $4.3 million of other real estate owned are associated with commercial loss share agreements under which our right to be reimbursed by the FDIC for losses is expiring in the fourth quarter of 2014. Any impairment on the FDIC receivable resulting from improvements to cash flow estimates is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement. The only portion of the FDIC receivable related to each applicable loss share agreement that will remain upon the expiration of such loss share agreement will be for claims on losses submitted to the FDIC prior to the time the agreement expired, but for which we have not yet received reimbursement. Any recoveries on commercial assets during the three year period following expiration of the loss share coverage will be shared with the FDIC generally at 80% or 95%, depending on the threshold included in the loss share agreement. Any losses on formerly covered assets after the applicable loss share agreement expires will not be eligible for reimbursement from the FDIC. We do not anticipate that these losses will be material to our overall financial results. The purchased credit impaired loans for which loss share has expired, will continue to be subject to the quarterly re-estimation of cash flows. The acquired other real estate owned is carried at the lower of cost or fair value less estimated costs to sell, with periodic reviews of the carrying value.

The FDIC receivable for loss share agreements was $20.0 million at September 30, 2014, a decrease of $83.2 million, or 80.6%, from $103.2 million at December 31, 2013. The decrease in the FDIC receivable at September 30, 2014 compared to the year ended December 31, 2013 was primarily the result of $42.4 million in cash collected from the FDIC on realized losses on our covered assets. Additionally, we recognized $17.4 million of amortization expense resulting from impairments to the FDIC receivable as cash flow estimates improved for certain of our purchased credit impaired loans subject to loss share agreements with the FDIC. The $20.0 million of FDIC receivable is net of the clawback liability of $6.2 million resulting in a gross receivable of $26.2 million. Of the remaining gross FDIC receivable, $20.2 million is currently scheduled for future amortization with an estimated weighted average life of five quarters. This time frame for amortization is driven, in large part, by the fact that our earliest failed bank acquisitions were our largest transactions and the commercial loss share agreements for these transactions began expiring in the third quarter of 2014.

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

The ALL on our organic loan portfolio is determined based on factors such as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans and economic conditions that may affect the borrowers' ability to pay. The ALL for organic loans consists of two components: a specific reserve and a general reserve. The specific reserve is representative of identified credit exposures that are readily predictable by the current performance of the borrower and the underlying collateral and relates to loans that are individually determined to be impaired. The general reserve is based on historical loss experience adjusted for current economic factors and relates to nonimpaired loans. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies or procedures. The qualitative analysis requires judgment by management and is subject to continuous validation.

The ALL on our purchased credit impaired loan portfolio is determined based on expected future cash flows. Because we record acquired loans at their acquisition date fair values, which are based on expected future cash flows and include estimates for future loan losses, we recorded no allowance for loan losses related to the acquired loans on the acquisition date. On the date of acquisition, management determines which acquired loans are placed in homogeneous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALL is required.

The ALL analysis on purchased credit impaired loans represents management's estimate of the potential impairment of the acquired loans, or pools of acquired loans, subsequent to the original acquisition date. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. The potentially higher yield is recorded as accretion income on purchased credit impaired loans on our consolidated statements of income. If actual losses exceed the estimated losses, we record a provision for loan losses on purchased credit impaired loans as an expense on our consolidated statements of income. If actual losses are less than our previously estimated losses, we reduce the purchased credit impaired ALL by recording a negative provision for loan losses on purchased credit impaired loans up to the amount of the ALL previously recorded. We record the provision for loan losses on purchased credit impaired loans that are covered by loss share agreements with the FDIC net of the amount that will be recovered by us under the related FDIC loss share agreements on our consolidated statements of income.

At September 30, 2014, our total ALL for organic and purchased credit impaired loans was $27.2 million, a decrease of $6.8 million compared to December 31, 2013. The ALL reflected net charge-offs and provision for loan losses of $5.7 million and $1.7 million on organic and purchased credit impaired loans, respectively, for the nine months ended September 30, 2014.

At September 30, 2014, our organic ALL increased $2.2 million to $18.8 million, compared to $16.7 million at December 31, 2013. The increase in our organic ALL at September 30, 2014 is primarily from $2.0 million of provision for loan losses charged to expense for the nine months ended September 30, 2014 as a result of organic loan growth during the period. The organic ALL to total organic loans was 1.46% at September 30, 2014, compared to 1.48% at December 31, 2013.

We established the purchased credit impaired ALL due to additional credit deterioration in our purchased credit impaired loan portfolio subsequent to our initial fair value estimates. At September 30, 2014, our purchased credit impaired ALL decreased $9.0 million to $8.4 million, compared to $17.4 million at December 31, 2013. The decrease in the purchased credit impaired ALL was mainly due to a negative loan loss provision of $3.1 million during the nine months ended September 30, 2014 relating primarily to improved cash flow expectations on purchased credit impaired loans from our previous re-estimations, in addition to net charge-offs of $5.9 million recorded during the nine months ended September 30, 2014. The provision for loan losses charged to expense for the nine months ended September 30, 2014 was negative $293,000, net of the amount recorded through the FDIC receivable, compared to negative $4.3 million for the same period in 2013. Our purchased credit impaired loan portfolio balance continued to decline with an ending balance of $212.8 million at September 30, 2014, compared to $257.5 million at December 31, 2013. The overall purchased credit impaired loan portfolio continues to perform in excess of our initial projections at the applicable acquisition dates. However, the performance is not uniform across all asset classes, individually reviewed loans and loan pools. Despite the net positive credit trends in purchased credit impaired loans, there remains the potential for future volatility within the provision for loan losses on purchased credit impaired loans.

All of our acquired loans to date are purchased credit impaired loans, thus our provision for loan losses will be most significantly influenced by differences in actual credit losses resulting from the resolution of purchased credit impaired loans from the estimated credit losses used in determining the estimated fair values of such purchased credit impaired loans as of their acquisition or re-estimation dates. For organic loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

The following table summarizes the activity in our allowance for loan losses related to our organic and purchased credit impaired loans for the periods presented (dollars in thousands):

	Nine Months Ended September 30
	2014			2013
	Organic Loans	Purchased Credit Impaired Loans	Totals	Organic Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$16,656	$17,409	$34,065	$14,660	$55,478	$70,138
Charge-offs:
Construction, land & land development	77	4,524	4,601	4	14,092	14,096
Other commercial real estate	—	7,518	7,518	152	8,101	8,253
Total commercial real estate	77	12,042	12,119	156	22,193	22,349
Commercial & industrial	118	1,404	1,522	114	2,072	2,186
Owner-occupied real estate	—	2,359	2,359	49	3,426	3,475
Total commercial & industrial	118	3,763	3,881	163	5,498	5,661
Residential real estate	1	1,011	1,012	17	2,502	2,519
Consumer	17	64	81	14	253	267
Other	89	—	89	—	507	507
Total charge-offs	$302	$16,880	$17,182	$350	$30,953	$31,303
Recoveries on loans previously charged-off:
Construction, land & land development	290	4,548	4,838	157	11,086	11,243
Other commercial real estate	1	3,149	3,150	3	3,400	3,403
Total commercial real estate	291	7,697	7,988	160	14,486	14,646
Commercial & industrial	124	763	887	1	2,380	2,381
Owner-occupied real estate	5	1,294	1,299	5	3,605	3,610
Total commercial & industrial	129	2,057	2,186	6	5,985	5,991
Residential real estate	25	1,159	1,184	5	4,377	4,382
Consumer	1	61	62	4	1,223	1,227
Other	28	—	28	22	184	206
Total recoveries	$474	$10,974	$11,448	$197	$26,255	$26,452
Net (recoveries) charge-offs	(172)	5,906	5,734	153	4,698	4,851
Provision for loan losses	2,000	(3,100)	(1,100)	1,920	(38,705)	(36,785)
Amount attributable to FDIC loss share agreements	—	2,807	2,807	—	34,396	34,396
Total provision for loan losses charged to operations	2,000	(293)	1,707	1,920	(4,309)	(2,389)
Provision for loan losses recorded through the FDIC loss share receivable	—	(2,807)	(2,807)	—	(34,396)	(34,396)
Balance, at end of period	$18,828	$8,403	$27,231	$16,427	$12,075	$28,502
Allowance for loan losses to loans receivable	1.46%	3.95%	1.81%	1.41%	4.16%	1.96%
Ratio of net (recoveries) charge-offs to average loans outstanding	(.02)%	3.36%	.54%	.02%	1.74%	.45%

Allocation of Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses for organic and purchased credit impaired loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans:
Construction, land & land development	$4,985	21.5%	$3,667	18.2%
Other commercial real estate	8,196	39.4%	7,496	39.9%
Total commercial real estate	13,181	60.9%	11,163	58.1%
Commercial & industrial	1,003	3.8%	604	2.2%
Owner-occupied real estate	2,300	10.9%	2,535	12.7%
Total commercial & industrial	3,303	14.7%	3,139	14.9%
Residential real estate	1,110	5.3%	1,015	4.8%
Consumer & other	157.6%		144.6%
Other	1,077	4.3%	1,195	3.0%
Total allowance for organic loans	$18,828	85.8%	$16,656	81.4%

Purchased credit impaired loans:
Construction, land & land development	$1,352	1.7%	$4,341	2.5%
Other commercial real estate	2,234	3.6%	6,885	4.9%
Total commercial real estate	3,586	5.3%	11,226	7.4%
Commercial & industrial	553.2%		1,680.3%
Owner-occupied real estate	1,537	3.3%	1,950	3.9%
Total commercial & industrial	2,090	3.5%	3,630	4.2%
Residential real estate	2,726	5.4%	2,481	6.9%
Consumer	1	—%	72.1%
Other	—	—%	—	—%
Total allowance for purchased credit impaired loans	$8,403	14.2%	$17,409	18.6%
Total allowance for loan losses	$27,231	100.0%	$34,065	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, other real estate owned and foreclosed property. For organic loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

All of our purchased credit impaired loans were acquired either in our 12 failed bank transactions or in our recent purchase of a loan portfolio from the FDIC, as all such loans were considered to have evidence of deteriorated credit quality at the date of acquisition, as limited due diligence was afforded to allow a sufficient detailed review to classify the acquired loans into credit deterioration and performing categories. At the time of acquisition, our purchased credit impaired loans were designated as either specifically-reviewed or as part of a loan pool and accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As a result, we do not consider our purchased credit impaired loans to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. As a result, management has excluded purchased credit impaired loans from the table in this section.

Organic loans that have been placed on nonaccrual are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. The majority of our organic nonaccrual loans are collateral dependent and, therefore, are valued at the fair value of collateral less estimated costs to sell. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

For organic loans, we will record either a specific allowance or a charge-off against the allowance for loan losses if an impairment analysis indicates a collateral deficiency. Subsequently, we will review our organic allowance for loan losses and replenish it as required by our allowance for loan loss model.

Organic nonperforming loans remain on nonaccrual status until the factors that previously indicated doubtful collectibility on a timely basis no longer exist. Specifically, we look at the following factors before returning a nonperforming loan to performing status: documented evidence of debt service capacity; adequate collateral; and a minimum of six months of satisfactory payment performance.

Loan modifications on organic loans constitute a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. For loans that are considered troubled debt restructurings, we either compute the present value of expected future cash flows discounted at the original loan's effective interest rate or we may measure impairment based on the observable market price of the loan or the fair value of the collateral when the troubled debt restructuring is deemed collateral dependent. We record the difference between the carrying value and fair value of the loan as a charge-off or valuation allowance, as the situation may warrant.

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At September 30, 2014, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO), consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan losses at the time of foreclosure. For acquired OREO, the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. For banking premises no longer used for a specific business purpose, the property is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell, with any excess of the carrying value over the fair value less estimated costs to sell recorded to gain or loss.

The following table set forth our nonperforming assets for the periods presented (dollars in thousands):

	At September 30, 2014			At December 31, 2013
	Organic Assets	Acquired Assets	Total	Organic Assets	Acquired Assets	Total
Nonperforming Assets:
Nonaccrual loans	$740	$—	$740	$1,396	$—	$1,396
Troubled debt restructurings	875	—	875	869	—	869
Total nonperforming loans	1,615	—	1,615	2,265	—	2,265
Other real estate owned	410	14,759	15,169	965	46,222	47,187
Total nonperforming assets	$2,025	$14,759	$16,784	$3,230	$46,222	$49,452
Nonperforming loans to total loans	.13%	—%	.11%	.20%	—%	.16%
Nonperforming assets to total loans and other real estate owned	.16%	6.49%	1.10%	.29%	15.22%	3.46%
Past due loans to total loans	.10%	15.14%	2.23%	.09%	20.03%	3.81%

Total nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $16.8 million, or 1.1% of total loans and other real estate owned, at September 30, 2014, compared to $49.5 million, or 3.5% of total loans and other real estate owned, at December 31, 2013. Of the $16.8 million in nonperforming assets at September 30, 2014, $11.2 million related to other real estate owned covered by loss share agreements with the FDIC. Of the $49.5 million in nonperforming assets at December 31, 2013, $46.2 million related to other real estate owned covered by loss share agreements with the FDIC.

At both September 30, 2014 and December 31, 2013, we had no accruing organic loans greater than 90 days past due. At both September 30, 2014 and December 31, 2013, a significant portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due. However, as noted previously, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $13,000 and $61,000 for the three and nine months ended September 30, 2014, respectively. Interest income recognized on organic nonaccrual loans was approximately $10,000 and $74,000 for the three and nine months ended September 30, 2014, respectively.

Potential problem organic loans amounted to $1.2 million, or .1%, of total organic loans outstanding at September 30, 2014, compared to $8.3 million, or .7%, of total organic loans outstanding at December 31, 2013. Potential problem organic loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.

Deposits
Total deposits at September 30, 2014 were $2.2 billion, an increase of $27.6 million from December 31, 2013. During the nine months ended September 30, 2014, we continued to enhance our deposit product offerings for commercial customers. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through September 30, 2014, as we reduced our reliance on time deposits and grew our noninterest-bearing deposits by $56.5 million from December 31, 2013. At September 30, 2014, our noninterest-bearing deposits were $524.6 million and represented 24.3% of total deposits. The increase in noninterest-bearing deposits resulted primarily from commercial checking accounts. Average noninterest-bearing deposits increased $72.7 million, or 17.2%, for the three months ended September 30, 2014 compared to the same period in 2013. Average noninterest-bearing deposits increased $61.8 million, or 15.2%, for the nine months ended September 30, 2014 compared to the same period in 2013.

At September 30, 2014, interest-bearing transaction accounts increased $9.2 million from December 31, 2013. The majority of the increase was related to growth in commercial accounts. Furthermore, interest-bearing deposits in savings and money market accounts increased $18.4 million as of September 30, 2014, primarily resulting from business development activity in commercial and municipal deposits. Time deposits, excluding brokered and wholesale time deposits, decreased $38.9 million as of September 30, 2014. Due to our strategy of decreasing our cost of funds, we were not able to renew all maturing deposits. Customers with maturing CDs in 2014 were offered lower rates at renewal resulting in some customers choosing not to renew or opting to invest in other products.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 35 basis points for both the three and nine months ended September 30, 2014, compared to 38 points for both the three and nine months ended September 30, 2013.

The following table shows the composition of deposits as of the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$524,634	24.3%	$468,138	22.0%
Interest-bearing transaction accounts	377,220	17.5%	367,983	17.3%
Savings and money market deposits	910,488	42.2%	892,136	41.9%
Time deposits less than $100,000	147,420	6.9%	168,611	7.9%
Time deposits $100,000 or greater	107,143	5.0%	124,827	5.9%
Brokered and wholesale time deposits	89,069	4.1%	106,630	5.0%
Total deposits	$2,155,974	100.0%	$2,128,325	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the dates indicated (dollars in thousands):

	Nine Months Ended September 30
	2014		2013
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$467,979	—%	$406,171	—%
Interest-bearing transaction accounts	370,127.13%		334,895.11%
Savings and money market deposits	894,561.45%		933,694.43%
Time deposits less than $100,000	158,553.53%		190,126.58%
Time deposits $100,000 or greater	115,400.66%		141,583.73%
Brokered and wholesale time deposits	101,195.98%		106,793.93%
Total deposits	$2,107,815		$2,113,262

The maturity distribution of our wholesale and time deposits of $100,000 or greater was as follows (dollars in thousands):

September 30, 2014
Three months or less	$27,042
Over three through six months	23,034
Over six though twelve months	42,231
Over twelve months	40,108
Total wholesale and time deposits of $100,000 or greater	$132,415

Capital Resources

We maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At September 30, 2014, shareholders' equity was $458.3 million, or 17.3% of total assets, compared to $437.2 million, or 16.8% of total assets, at December 31, 2013. The primary factors affecting changes in shareholders' equity were our net income and the change in accumulated other comprehensive income, offset by dividends declared during the year.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board ("FRB") imposes similar capital regulations on bank holding companies. To be considered "well capitalized" under capital guidelines, the Bank must maintain total risk-based capital, Tier I capital and leverage ratios of 10%, 6%, and 5%, respectively. To be considered "adequately capitalized" under capital guidelines, the Company must maintain total risk-based capital of 8% and Tier I and leverage ratios of 4%. At September 30, 2014, we exceeded all minimum regulatory capital requirements as shown in the table below.

The following table shows the Bank's and the Company's regulatory capital ratios for the periods presented.

	September 30, 2014		December 31, 2013
	Bank	Company	Bank	Company
Leverage ratio	14.09%	17.16%	14.28%	16.55%
Tier 1 risk-based capital ratio	20.65%	25.17%	24.06%	27.85%
Total risk-based capital ratio	21.90%	26.42%	25.32%	29.11%

At September 30, 2014, the Company's leverage ratio increased compared to December 31, 2013, as a result of an increase in average assets and Tier 1 capital, while the Bank's leverage ratio decreased compared to December 31, 2013, as a result of a $25.0 million dividend payment from the Bank to the Company to pay the merger consideration for the Atlanta Bancorporation, Inc. transaction. At September 30, 2014, Tier 1 and Total Risk-Based Capital ratios declined for both the Bank and the Company compared to December 31, 2013 as a result of the declaration of dividends and the increase in risk-weighted assets, offset by net income for the nine months ended September 30, 2014. The increase in risk-weighted assets was mainly attributed to the growth in our organic loan portfolio and purchased credit impaired loans that have been removed from loss share coverage as our largest commercial loss share agreements expired, both of which have higher risk-weights than loans covered by FDIC loss share agreements. Also contributing to the increase in risk-weighted assets was a total decline of $226.5 million from December 31, 2013 to September 30, 2014 in both the loan portfolio covered by FDIC loss share agreements and the FDIC receivable, which are assigned low risk-weights. As loss share agreements continue to expire and loans previously covered by FDIC loss share agreements are assigned higher risk-weights, we expect an increase in total risk-weighted assets.

The Company and the Bank entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, the Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time the Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore the Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and the Bank were in compliance with the Capital Maintenance Agreement at September 30, 2014.

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

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from our subsidiary bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. At September 30, 2014, the Bank had no capacity to pay dividends to the Company without prior regulatory approval. At September 30, 2014, the Company had $78.0 million in cash and due from bank accounts, which can be used for additional capital as needed by the Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. In the third quarter of 2014, the Bank paid a $25.0 million dividend to us to fund the merger with Atlanta Bancorporation, Inc. and its wholly-owned subsidiary, Bank of Atlanta. The merger was completed on October 1, 2014. We intend to seek regulatory approval in the latter half of 2014 for the Bank to pay an additional dividend to us to fund the cash portion of the merger consideration for our proposed acquisition of Georgia-Carolina Bancshares, Inc. The merger with Georgia-Carolina is still subject to certain closing conditions, including certain regulatory and shareholder approvals. In March 2014, June 2014, and September 2014 we paid cash dividends of $.03, $.04, and $.04, respectively, per common share to our shareholders.

We currently have a level of capitalization that will support significant growth, and the long term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we recently entered into a material definitive agreement to acquire Georgia-Carolina Bancshares, Inc. and its wholly-owned subsidiary bank, First Bank of Georgia and closed on a merger with Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At September 30, 2014, unfunded commitments to extend credit were $379.2 million. A significant portion of the unfunded commitments related to commercial and residential real estate and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At September 30, 2014, there were commitments totaling approximately $1.9 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      Except as disclosed in Note 13 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations at September 30, 2014 (dollars in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$24,650	$3,290	$6,168	$5,357	$9,835

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

At September 30, 2014, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $476.5 million, or 18.0% of total assets. Our available-for-sale securities at September 30, 2014 amounted to $532.4 million, or 20.2% of total assets. Investment securities and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2014, core deposits were 140.2% of net loans, compared with 150.8% at December 31, 2013. We maintain seven federal funds lines of credit with correspondent banks totaling $150.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2014, we had no advances from the FHLB and a remaining credit availability of $96.3 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $216.5 million secured by certain loans from our loan portfolio.

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

At September 30, 2014, we had interest rate swaps and caps, designated as hedging instruments, with aggregate notional amounts of $165.0 million and $200.0 million, respectively. The fair value of the derivative financial assets was $5.6 million at September 30, 2014, compared to $8.1 million at December 31, 2013. The fair value of the derivative financial liabilities was $838,000 at September 30, 2014, compared to $764,000 at December 31, 2013. Note 9 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2014. Based on the simulation run at September 30, 2014, annual net interest income would be expected to decrease approximately .61%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to decrease approximately .02%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately .04%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The decrease in asset sensitivity at September 30, 2014 was primarily the result of cash deployment into fixed income securities and a continued change in the deposit mix out of time deposits and into transaction accounts of short-term interest-bearing deposits.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	September 30, 2014	December 31, 2013
+200	(.02)%	1.61%
+100	(.61)	.40
-100	(.04)	.67
-200	Not meaningful	Not meaningful

Results of Operations

Net Interest Income (Taxable Equivalent)

       Net interest income, which is our primary source of earnings, is the difference between interest earned on interest-earning assets, as well as accretion income on purchased credit impaired loans, and interest incurred on interest-bearing liabilities. Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources and movements in market interest rates.

Three Months Ended September 30, 2014 and 2013

Our net interest income on a taxable equivalent basis was $38.1 million for the three months ended September 30, 2014, a decrease of $6.4 million, or 14.4%, from the three months ended September 30, 2013. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities was 5.99% for the three months ended September 30, 2014 compared to 7.83% for the same period in 2013. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets was 6.14% for the three months ended September 30, 2014 compared to 7.95% for the three months ended September 30, 2013.

The yield on average earnings assets was 6.44% for the three months ended September 30, 2014, compared to 8.30% for the three months ended September 30, 2013, driven primarily by a $6.9 million decline in accretion income on purchased credit impaired loans, due largely to a decline in average purchased credit impaired loan balances of $90.2 million, or 29.5%. The yield on our purchased credit impaired loans can vary significantly from period to period dependent largely on when those purchased credit impaired loans accounted for in pools close and the timing of customer payments. Our yield on purchased credit impaired loans increased to 38.90% for the three months ended September 30, 2014, up 256 basis points from the three months ended September 30, 2013. Three purchased credit impaired loan pools closed during the three months ended September 30, 2014 resulting in a gain of $9.2 million for the quarter, compared to one purchased credit impaired loan pool closing during the same period in 2013 that resulted in a gain of $6.0 million for the quarter. Our yield on organic loans for the three months ended September 30, 2014 was 5.18%, a 34 basis point decrease from the three months ended September 30, 2013, primarily as a result of payoffs from higher-yielding loans as well as lower yields on new fundings. The yield on our combined taxable and nontaxable investment portfolio was 1.70% for the three months ended September 30, 2014, down 72 basis points from the three months ended September 30, 2013, primarily driven by our deployment of excess cash on the balance sheet into securities. Continued reinvestment into lower-yielding securities due to the current interest rate environment and our focus on maintaining a short duration portfolio, is expected to produce lower overall yields in our investment portfolio.

The average rate on interest-bearing liabilities was .45% for the three months ended September 30, 2014, a decrease of two basis points from the three months ended September 30, 2013, primarily resulting from a change in the mix of our interest-bearing liabilities. The average rate paid on interest-bearing deposits was .44% for the three months ended September 30, 2014 and September 30, 2013. The average balance of interest-bearing deposits outstanding was $1.6 billion for the three months ended September 30, 2014, a decrease of $24.2 million from the same period in 2013. Our cost of funds was 35 basis points for the three months ended September 30, 2014, a decrease of three basis points from the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Our net interest income on a taxable equivalent basis was $113.8 million for the nine months ended September 30, 2014, a decrease of $8.0 million, or 6.6%, from the nine months ended September 30, 2013. Our net interest spread on a taxable equivalent basis was 6.19% for the nine months ended September 30, 2014, a decrease of 102 basis points from the same period in 2013. Our net interest margin on a taxable equivalent basis was 6.34% for the nine months ended September 30, 2014, a decrease of 98 basis points from the nine months ended September 30, 2013.

The yield on average earnings assets was 6.65% for the nine months ended September 30, 2014, a decrease of 103 basis points from the nine months ended September 30, 2013, driven primarily by decreases in the yields on our investment portfolio and organic loans, offset by increases in our yield on purchased credit impaired loans. Our average purchased credit impaired loan balances declined $125.5 million, or 34.8%, during the nine months ended September 30, 2014 as compared to the same period in 2013. However, our yield on purchased credit impaired loans increased to 36.81% for the nine months ended September 30, 2014, compared to 27.58% for the same period in 2013. Accretion income on our purchased credit impaired loans for the nine months ended September 30, 2014 includes gains of $25.1 million on purchased credit impaired loan pools that closed during the nine months ended September 30, 2014, compared to gains of $8.7 million on purchased credit impaired loan pools that closed during the nine months ended September 30, 2013. Our yield on organic loans was 5.28% for the nine months ended September 30, 2014, a 38 basis point decrease from the nine months ended September 30, 2013, primarily as a result of payoffs from higher-yielding loans as well as lower yields on new fundings. The yield on our investment portfolio was 1.85% for the nine months ended September 30, 2014, down 79 basis points from the nine months ended September 30, 2013, primarily driven by our deployment of excess cash on the balance sheet into securities with lower yields. Continued reinvestment into lower-yielding securities, due to the current interest rate environment and our focus on maintaining a short duration portfolio, is expected to produce lower overall yields in our investment portfolio.

The average rate on interest-bearing liabilities was .46% for the nine months ended September 30, 2014, declining one basis point from the same period in 2013. The average rate paid on interest-bearing deposits was .43% for the nine months ended September 30, 2014, a decrease of one basis point from the nine months ended September 30, 2013, while the average balance of interest-bearing deposits outstanding was $1.6 billion for the nine months ended September 30, 2014, a decrease of $67.3 million from the same period in 2013. The decline in the average rate paid on interest-bearing deposits was a result of our continued shift in our deposit mix away from higher-cost money market accounts and time deposits to lower cost transaction deposits. Our cost of funds was 35 and 38 basis points for the nine months ended September 30, 2014 and 2013, respectively.

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

	For the Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$476,190	$313.26%		$398,391	$313.31%
Taxable investment securities	519,081	2,219	1.70%	369,485	2,252	2.42%
Nontaxable investment securities, tax-equivalent basis (1)	4,407	20	1.80%	5,836	34	2.31%
Organic loans, tax-equivalent basis (2)(3)	1,246,008	16,264	5.18%	1,140,052	15,872	5.52%
Purchased credit impaired loans	215,318	21,110	38.90%	305,487	27,978	36.34%
Total earning assets	2,461,004	39,926	6.44%	2,219,251	46,449	8.30%
Total nonearning assets	143,240			342,551
Total assets	$2,604,244			$2,561,802

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$376,052	$124.13%		$320,168	$88.11%
Savings & money market deposits	896,503	1,037.46%		908,275	970.42%
Time deposits less than $100,000	151,358	196.51%		181,865	262.57%
Time deposits $100,000 or greater	109,472	174.63%		137,147	245.71%
Brokered and wholesale time deposits	96,743	263	1.08%	106,918	250.93%
Notes Payable	2,778	63	9.00%	5,695	165	11.49%
Securities sold under agreements to repurchase	—	—	—%	2,438	1.16%
Total interest-bearing liabilities	1,632,906	1,857.45%		1,662,506	1,981.47%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	495,531			422,797
Other liabilities	26,825			49,287
Shareholders’ equity	448,982			427,212
Total liabilities and shareholders’ equity	$2,604,244			$2,561,802
Net interest income		$38,069			$44,468
Net interest spread			5.99%			7.83%
Net interest margin			6.14%			7.95%
Cost of funds			.35%			.38%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $7,000 and $12,000 for the three months ended September 30, 2014 and 2013, respectively.
(2)   Includes average nonaccrual loans of $1.7 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $75,000 and $72,000 for the three months ended September 30, 2014 and 2013, respectively.

	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$494,699	$978.26%		$437,200	$878.27%
Taxable investment securities	473,671	6,527	1.84%	345,852	6,827	2.64%
Nontaxable investment securities, tax-equivalent basis (1)	5,144	84	2.18%	6,449	119	2.47%
Organic loans, tax-equivalent basis (2)(3)	1,191,635	47,050	5.28%	1,075,210	45,529	5.66%
Purchased credit impaired loans	235,111	64,733	36.81%	360,647	74,401	27.58%
Total earning assets	2,400,260	119,372	6.65%	2,225,358	127,754	7.68%
Total nonearning assets	189,893			385,440
Total assets	$2,590,153			$2,610,798

Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$370,127	$347.13%		$334,895	$276.11%
Savings & money market deposits	894,561	3,011.45%		933,694	2,971.43%
Time deposits less than $100,000	158,553	628.53%		190,126	831.58%
Time deposits $100,000 or greater	115,400	569.66%		141,583	768.73%
Brokered and wholesale time deposits	101,195	744.98%		106,793	743.93%
Notes Payable	3,776	298	10.55%	4,431	380	11.47%
Securities sold under agreements to repurchase	240	—	—%	3,633	3.11%
Total interest-bearing liabilities	1,643,852	5,597.46%		1,715,155	5,972.47%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	467,979			406,171
Other liabilities	32,632			61,460
Shareholders’ equity	445,690			428,012
Total liabilities and shareholders’ equity	$2,590,153			$2,610,798
Net interest income		$113,775			$121,782
Net interest spread			6.19%			7.21%
Net interest margin			6.34%			7.32%
Cost of funds			.35%			.38%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $29,000 and $42,000 for the nine months ended September 30, 2014 and 2013, respectively.
(2)   Includes average nonaccrual loans of $1.9 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $206,000 and $214,000 for the nine months ended September 30, 2014 and 2013, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2014 vs. 2013			September 30, 2014 vs. 2013
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Organic loans	$5,040	$(4,648)	$392	$6,107	$(4,586)	$1,521
Purchased credit impaired loans	(15,466)	8,598	(6,868)	(36,110)	26,442	(9,668)
Taxable investment securities	3,013	(3,046)	(33)	2,785	(3,085)	(300)
Nontaxable investment securities	(7)	(7)	(14)	(23)	(12)	(35)
Interest-bearing deposits in other financial institutions	221	(221)	—	124	(24)	100
Total interest income	(7,199)	676	(6,523)	(27,117)	18,735	(8,382)

Interest expense:
Total deposits	(54)	33	(21)	(219)	(71)	(290)
Notes payable	(81)	(21)	(102)	(55)	(27)	(82)
Securities sold under repurchase agreements and federal funds purchased	(1)	—	(1)	—	(3)	(3)
Total interest expense	(136)	12	(124)	(274)	(101)	(375)
Net interest income	$(7,063)	$664	$(6,399)	$(26,843)	$18,836	$(8,007)

(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan Losses

We have established an allowance for loan losses on both organic and purchased credit impaired loans through a provision for loan losses charged as an expense on our consolidated statements of income.

We review our organic loan portfolio, consisting of loans that we originate, on a quarterly basis to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion above, under “Balance Sheet Review — Allowance for Loan Losses (ALL),” for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

We did not establish an allowance for loan losses at the date of each acquisition for the loans classified as purchased credit impaired because we recorded these loans at fair value at the time of each respective acquisition. We evaluate the recorded investment of our purchased credit impaired loans during our quarterly re-estimation of cash flows, which includes a comparison of our actual losses to our estimated losses to determine whether additional provision is necessary. We update our re-estimations of cash flows on a quarterly basis based on changes to assumptions regarding default rates, loss severities and other factors that are reflective of current market conditions. If our re-estimated cash flows decline from the last estimated cash flows, we record a provision for loan losses in our consolidated statements of income. Conversely, if the expected cash flows improve from our last estimates, any previous impairment is partially or fully reversed and an adjustment to yield is recognized over the remaining life of the loan or pool of loans, as applicable. In the event of a cash flow decline for a purchased credit impaired loan covered by FDIC loss share, we would bear a net expense between 5% and 20% of the estimated loss, depending upon the applicable loss share agreement to which the loss is related.

Three Months Ended September 30, 2014 and 2013

We recorded a provision for loan losses of $1.0 million related to organic loans for the three months ended September 30, 2014, compared to $905,000 for the three months ended September 30, 2013. The amount of organic loan loss provision recorded during the three months ended September 30, 2014 and 2013 was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio and is mostly attributable to organic loan growth.

Our provision for loan losses related to purchased credit impaired loans was negative $584,000 for the three months ended September 30, 2014, compared to negative $636,000 for the three months ended September 30, 2013. The negative provision for the quarters ended September 30, 2014 and 2013 was primarily due to improved cash flow expectations on purchased credit impaired loans from our previous re-estimations.

Nine Months Ended September 30, 2014 and 2013

We recorded a provision for loan losses of $2.0 million related to organic loans for the nine months ended September 30, 2014, compared to $1.9 million for the nine months ended September 30, 2013. The amount of organic loan loss provision recorded in each period reflects the amount required such that the total balance of the allowance for loan losses is appropriate, in management's opinion, to sufficiently cover probable losses in the organic loan portfolio.

Our provision for loan losses related to purchased credit impaired loans was negative $293,000 for the nine months ended September 30, 2014, compared to negative $4.3 million for the nine months ended September 30, 2013. The negative provision for both the nine months ended September 30, 2014 and 2013 was primarily due to improved cash flow expectations on purchased credit impaired loans from our previous re-estimations.

Noninterest Income

Noninterest income for the three months ended September 30, 2014 totaled $3.4 million, up $17.9 million from the three months ended September 30, 2013. Noninterest income for the nine months ended September 30, 2014 totaled negative $7.4 million, up $36.3 million from the nine months ended September 30, 2013. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service charges on deposits	$1,206	$1,353	$3,560	$3,852
Payroll fee income	875	727	2,650	2,264
ATM income	621	604	1,847	1,844
Bank-owned life insurance income	333	333	991	1,021
Mortgage banking income	191	260	513	855
Gain on sale of investment securities	—	717	23	1,081
Other	371	477	434	1,899
Noninterest income before amortization of FDIC receivable for loss share agreements	3,597	4,471	10,018	12,816
Amortization of FDIC receivable for loss share agreements	(196)	(18,971)	(17,437)	(56,512)
Total noninterest income	$3,401	$(14,500)	$(7,419)	$(43,696)

Three Months Ended September 30, 2014 and 2013

Net amortization of the FDIC receivable decreased $18.8 million, or 99.0%, to $196,000 for the three months ended September 30, 2014 compared to the same period in 2013. The decrease in amortization expense is due, in large part, to the significant reduction in the balance of the FDIC receivable over this period, including the effect of the expiration of our largest commercial loss share agreements, as the majority of the amortization related to the agreements expiring in 2014 was recorded in prior periods. In addition, to the extent that currently estimated cash flows on purchased credit impaired loans covered by loss share agreement are higher than our original estimates, our projected losses and related reimbursements from the FDIC under the loss share agreements will be less. This results in an impairment of the FDIC receivable that is recorded as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement. At September 30, 2014, 6.6% of our purchased credit impaired loans and 29.2% of our acquired other real estate are associated with commercial loss share agreements under which our right to be reimbursed by the FDIC for losses is expiring in 2014.

Nine Months Ended September 30, 2014 and 2013

Net amortization of the FDIC receivable decreased $39.1 million, or 69.1%, to $17.4 million for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in amortization expense is due, in large part, to the significant reduction in the balance of the FDIC receivable over this period, including the effect of the expiration of our largest commercial loss share agreements, as the majority of the amortization related to the agreements that have or will expire in 2014 was recorded in prior periods. In addition, to the extent that currently estimated cash flows on purchased credit impaired loans covered by loss share agreement are higher than our original estimates, our projected losses and related reimbursements from the FDIC under the loss share agreements will be less. This results in an impairment of the FDIC receivable that is recorded as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2014 totaled $22.5 million, down $614,000 from the three months ended September 30, 2013. Noninterest expense for the nine months ended September 30, 2014 totaled $67.7 million, down $7.6 million from the nine months ended September 30, 2013. The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Salaries and employee benefits	$14,644	$14,794	$44,296	$47,736
Occupancy and equipment	2,440	2,431	7,283	7,437
Data processing	1,758	1,551	5,144	4,492
Legal and professional fees	1,074	954	3,084	3,835
Marketing	453	457	1,333	1,135
Federal deposit insurance premiums and other regulatory fees	356	939	1,027	2,012
Loan collection and OREO costs	—	374	592	3,606
Amortization of intangibles	152	299	475	1,038
Other	1,633	1,325	4,435	3,958
Total noninterest expense	$22,510	$23,124	$67,669	$75,249

Three Months Ended September 30, 2014 and 2013

Salaries and employee benefits decreased $150,000, or 1.0%, to $14.6 million during the three months ended September 30, 2014 compared to the same period in 2013. During the three months ended September 30, 2014 decreases in incentive accruals of $255,000 were offset by increases in share-based compensation expense of $140,000 compared to the three months ended September 30, 2013.

Legal and professional fees increased $120,000, or 12.6%, to $1.1 million during the three months ended September 30, 2014 compared to the same period in 2013, primarily as a result of merger expenses related to our acquisition of Atlanta Bancorporation, Inc. and pending acquisition of Georgia-Carolina Bancshares, Inc., offset by decreases in consulting fees and audit and accounting fees. Merger expenses of approximately $223,000 were recorded during the three months ended September 30, 2014. Consulting fees and audit and accounting fees were down $253,000 from third quarter 2013 due to greater reliance on internal resources and fewer outsourced internal audit engagements during the quarter.

FDIC insurance premiums and other regulatory fees decreased $583,000, or 62.1%, to $356,000 for the third quarter of 2014, compared to the same period in 2013, resulting from a lower rate assessment due primarily to the effect of a decrease in the trailing twelve months average purchased credit impaired loans net charge-offs in 2014 as compared to 2013. Loan collection and OREO costs decreased $374,000, or 100.0%, during the three months ended September 30, 2014 compared to the same period in 2013. The decrease in loan collection and OREO costs is primarily due to quarterly volatility related to our resolution of acquired assets. Additionally, we recognized approximately $675,000 in net gains on the disposal of other real estate owned for the three months ended September 30, 2014 compared to $212,000 for the same period in 2013.

Nine Months Ended September 30, 2014 and 2013

Salaries and employee benefits decreased $3.4 million, or 7.2%, to $44.3 million during the nine months ended September 30, 2014 compared to the same period in 2013. The decrease was primarily a result of severance expenses of $2.6 million related to ongoing efficiency improvements during the nine months ended September 30, 2013 that were not repeated during 2014. The remaining decrease is largely attributable to the reduction in personnel within the special assets division.

Legal and professional fees decreased $751,000, or 19.6%, to $3.1 million during the nine months ended September 30, 2014 compared to the same period in 2013, primarily as a result of decreases in consulting fees and audit and accounting fees, offset by increases in merger expenses related to our acquisition of Atlanta Bancorporation, Inc. and pending acquisition of Georgia-Carolina Bancshares, Inc. Consulting fees and audit and accounting fees were down $1.4 million from the same period in 2013 due to greater reliance on internal resources and fewer outsourced internal audit engagements during the period.
Merger expenses of approximately $489,000 were recorded during the nine months ended September 30, 2014.

FDIC insurance premiums and other regulatory fees decreased $985,000, or 49.0%, to $1.0 million for the nine months ended September 30, 2014 compared to the same period in 2013, resulting from a lower rate assessment due primarily to the effect of a decrease in the trailing twelve months average purchased credit impaired loans net charge-offs in 2014 as compared to 2013. Loan collection and OREO costs decreased $3.0 million, or 83.6%, to $592,000 during the nine months ended September 30, 2014 compared to the same period in 2013. The decrease in loan collection and OREO costs is primarily due to a reduction in the volume and related expenses associated with the other real estate owned associated with our failed bank transactions. Additionally, we recognized approximately $1.3 million in net gains on the disposal of other real estate owned for the nine months ended September 30, 2014 compared to net losses of $229,000 for the same period in 2013.

Income Taxes

       Income tax expense is composed of both state and federal income tax expense. The effective tax rate was 37.7% and 33.0% for the three months ended September 30, 2014 and 2013, respectively, which includes adjustments so that the year to date rate is consistent with the full year estimated rate. The effective tax rate was 36.5% and 33.0% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective rate for both the three and nine months ended September 30, 2014 compared to the same periods in 2013 is primarily due to a higher level of taxable income taxed at the statutory rates. Currently, years 2012 to present are open to examination by Federal and State taxing authorities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of September 30, 2014, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2014, we issued 2,500 shares of our common stock pursuant to the cash exercise by the holder of a warrant to purchase 2,500 shares of our common stock at $10.00 per share, resulting in consideration to us of $25,000. The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On August 22, 2014, we issued 1,339 shares of our common stock in a cashless exchange for a warrant to purchase 3,333 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 1,994 shares were deemed to be “in the money” as consideration for the $10.00 per share exercise price for the 1,339 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

The following table provides information regarding the Company's purchase of common stock during the three months ended September 30, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Repurchases from July 1, 2014-July 31, 2014	—	$—	—	1,000,000
Repurchases from August 1, 2014-August 31, 2014	—	—	—	1,000,000
Repurchases from September 1, 2014-September 30, 2014	9,250	16.96	—	1,000,000
Total	9,250	$16.96	—	1,000,000

(1)   Represents shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2)   On October 24, 2013, the Company announced that the board of directors authorized the repurchase of up to one million shares (approximately 3%) of the company’s outstanding common stock. The shares may be repurchased from time to time in the open market or through privately negotiated transactions, depending upon market conditions and other factors. To date, no shares have been repurchased by the Company under such program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

November 7, 2014	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

November 7, 2014	By:	/s/ Thomas L. Callicutt, Jr.
Thomas L. Callicutt, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.