Form 10-K
period 2014-12-31
STATE BANK FINANCIAL CORP
filed 2015-03-13
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $523.0 million.

The number of shares outstanding of the registrant’s common stock, as of March 12, 2015 was 35,687,574.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our strategic plan, projected growth, our anticipated acquisitions, our anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including projections of future amortization of the FDIC receivable and accretion on acquired loans and their impact on earnings, the impact of the expiration of loss share agreements and plans to establish or acquire banks or the assets of failed banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include those described under "Risk Factors" and the following:

•	the reaction to our recent or future acquisitions of each bank's customers, employees and counterparties or difficulties related to the transition of services;

•
general economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and a further decline in real estate values;

•	the general decline in the real estate and lending markets, particularly in our market areas, may continue to negatively affect our financial results;

•	our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen;

•	we may be unable to collect reimbursements on losses that we incur on our assets covered under loss share agreements with the FDIC as we anticipate;

•	costs or difficulties related to the integration of the banks we acquired or may acquire, including Bank of Atlanta and First Bank of Georgia, may be greater than expected;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;

•	other financial institutions have greater financial resources and may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets;

•	economic, governmental or other factors may prevent the projected population, residential and commercial growth in the markets in which we operate; and

•	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.

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

PART I

Item 1.    Description of Business.

General Overview

State Bank Financial Corporation (the "Company") is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company. State Bank and Trust Company is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia, which initially operated as a small community bank with two branch offices located in Dooly County, Georgia. Between July 24, 2009 and December 31, 2014, we successfully completed 13 bank acquisitions totaling $4.0 billion in assets and $3.7 billion in deposits. Through the year ended December 31, 2014, we operated through one subsidiary bank, State Bank and Trust Company. On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia. Immediately following the merger, First Bank of Georgia, a Georgia state-chartered bank, became a wholly-owned subsidiary bank of the Company. We now operate through two subsidiary banks, State Bank and Trust Company ("State Bank") and First Bank of Georgia ("First Bank"). Our banks principally operate through 28 branches throughout middle Georgia, metropolitan Atlanta and Augusta, Georgia.

 In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiaries, State Bank and First Bank. However if the discussion relates to a period before our acquisition of First Bank on January 1, 2015, these terms refer to State Bank Financial Corporation and State Bank; and, if the discussions relate to a period before July 23, 2010 (the date the Company became the bank holding company of State Bank), these terms refer solely to State Bank. Additionally, we refer to each of the financial institutions we have acquired collectively as the "Acquired Banks."

As a result of our acquisitions, we have transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank. We offer a variety of community banking services to individuals and businesses within our markets. Our product lines include loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers. In addition to the banking services noted above, we offer payroll services, through Altera Payment Solutions, a division of State Bank, to small and medium-size businesses. These services include fully automated human resources information system ("HRIS"), payroll, benefits and labor management.

At December 31, 2014, our total assets were approximately $2.9 billion, our total loans receivable were approximately $1.6 billion, our total deposits were approximately $2.4 billion and our total shareholders' equity was approximately $464.1 million. At December 31, 2014, First Bank of Georgia had approximately $517.4 million of total assets, $333.8 million of loans and $416.8 million of deposits. The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326. State Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210 and First Bank's main office is located at 3527 Wheeler Road, Augusta, Georgia 30909.

Our History and Growth

On July 24, 2009, State Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. Since that date and through the date of this report, State Bank has acquired $3.9 billion in total assets and assumed $3.6 billion in deposits from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver, in 12 different failed bank acquisition transactions, including:

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

Concurrently with each of our failed bank acquisitions, we entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned. Historically, we have referred to loans subject to loss share agreements with the FDIC as "covered loans" and loans that are not subject to loss share agreements with the FDIC as "noncovered loans." However, in 2014, the commercial loss share agreements for our 2009 acquisitions (which were our largest failed bank transactions) expired and any future losses on these formerly covered loans will no longer be eligible for reimbursement from the FDIC. Because only 6.1% of our total loans were covered by loss share agreements with the FDIC at December 31, 2014, we have changed the way we refer to loans that we acquired in our 12 FDIC assisted transactions. We will now generally discuss our loan portfolio using three categories: (1) organic loans, which refers to loans originated by us, (2) purchased non-credit impaired loans, which refers to loans acquired in our acquisitions which do not show signs of credit deterioration at acquisition, and (3) purchased credit impaired loans, which refers to loans we acquired which, at acquisition, we determined it was probable that we would be unable to collect all contractual principal and interest payments due. In addition, in certain circumstances, we will continue to refer to loans that are covered by the FDIC loss share agreements as "covered loans." All of the loans we acquired in our 12 FDIC assisted transactions, which we refer to as our failed bank transactions, and all of the loans acquired in our purchase of a loan portfolio from the FDIC in July 2014, were deemed purchased credit impaired loans at acquisition. We will continue to refer to the indemnification assets associated with the FDIC loss share agreements related to our failed bank transactions as the "FDIC receivable."

On October 1, 2014, we closed on our acquisition of Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta. Atlanta Bancorporation, Inc. was immediately merged into the Company followed by the merger of Bank of Atlanta with and into State Bank. We paid approximately $25.2 million in cash for all of the outstanding shares of Atlanta Bancorporation. With the acquisition of Bank of Atlanta, we acquired one branch in midtown Atlanta and one branch in Duluth, Georgia. Simultaneously with the acquisition, State Bank announced that our existing midtown Atlanta branch would be closed and merged into Bank of Atlanta's midtown Atlanta branch.

On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank. Under the terms of the merger agreement, each share of Georgia-Carolina Bancshares, Inc. common stock was converted into the right to receive $8.85 in cash and .794 shares of the Company's common stock. Total consideration paid was approximately $88.9 million consisting of $31.8 million in cash and $57.0 million in the Company's common stock. With the acquisition of First Bank, we acquired three branches in Augusta, Georgia, two branches in Martinez, Georgia, one branch in Evans, Georgia and one branch in Thomson, Georgia. Additionally with the First Bank acquisition, we acquired four mortgage origination offices in Aiken, South Carolina, Augusta, Georgia, Savannah, Georgia and Pooler, Georgia.

Strategic Plan

As a result of our 12 FDIC-assisted acquisitions since July 2009, and the fair value discounts associated with each acquisition, we anticipate that a significant portion of our earnings over the next year or two will continue to be derived from the realization of accretable discounts on the loans that we purchased, partially offset by the amortization expense on the FDIC receivable. (See below "Lending Activities-General" for an explanation of "accretable discounts"). We also plan to continue to grow our loan portfolio through traditional community bank lending. For the year ended December 31, 2014, we had organic loan growth of $196.9 million, up 17.5%, from 2013.

We expect to continue growing our loan portfolio organically over the coming year and to add additional clients to our cash management and payments business, including our payroll processing services. We will also seek other strategic opportunities, such as acquisitions of select loan portfolios, whole loans and loan participations from correspondent banks and specialty lenders, open bank acquisitions and acquisitions that leverage our expertise in failed bank transactions and distressed debt resolutions. We will also consider the purchase of select lines of business that complement our existing operations.

To achieve our goals, we have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture. The members of our management team have close ties to, and are actively involved in, the communities in which we operate, which is critical to our relationship banking focus. In addition, we completed the acquisitions of Atlanta Bancorporation, Inc. in October 2014 and Georgia-Carolina Bancshares, Inc. in January 2015 and successfully integrated Bank of Atlanta, the wholly owned subsidiary of Atlanta Bancorporation, Inc. into our operations. We anticipate integrating First Bank into our operations in the near future.

Our Market Area

Our primary market areas are Middle Georgia (including Macon), Metropolitan Atlanta and Augusta, Georgia. In addition to our administrative offices, located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326, at December 31, 2014, we operated 21 full service banking offices and a limited service branch in the following counties in Georgia: Bibb, Cobb, Dooly, Houston, Fulton, Gwinnett and Jones.

On January 1, 2015, we acquired First Bank, which expanded our presence into the Augusta, Georgia market area resulting in the addition of seven retail branches and four mortgage origination offices.

The following table shows key deposit and demographic information about our market areas and our presence in these markets at December 31, 2014, and has not been adjusted to reflect our acquisition of First Bank on January 1, 2015:

	State Bank and Trust Company			Total Market Area
	12/31/2014 Deposits ($000)	2014 Total Market Share (1)	2014 Rank in Market (1)	2014 Total Deposits in Market Area ($000) (1)	2014 Population (2)	2014-2019 Projected Population Growth (2)	2014 Median Household Income (2)	2014-2019 Projected Growth in Household Income (2)
Middle Georgia
Bibb	$713,910	28.15%	1	$676,285	156,965	2.35%	$33,838	(2.80)%
Dooly	31,648	16.13	3	24,449	13,950	(4.93)	33,331	8.55
Houston	260,872	19.91	1	241,700	149,555	7.25	51,645	(.71)
Jones	157,970	57.86	1	162,637	28,438.47		49,503.79
Metro Atlanta
Cobb	144,500	1.02	18	118,150	721,050	5.99	58,150	(3.20)
Fulton	990,719	1.33	8	978,961	1,017,437	10.24	52,565	(3.45)
Gwinnett	92,063.99		20	124,512	866,103	8.04	55,067	(5.35)

Source: SNL Financial, except where otherwise noted.
(1) This data is at June 30, 2014 and is for banks and thrifts only and does not include credit unions.
(2) Source: ESRI, as provided by SNL Financial. Demographic data is provided by ESRI, based primarily on U.S. Census data. For non-census year data, ESRI uses samples and projections to estimate the demographic data.

Competition

The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions. We offer a competitive suite of products coupled with personalized service. Delivery of customized product sets specifically designed to meet the needs of middle market businesses give us a competitive advantage with our target customers. Competition among financial institutions is based on interest rates offered on deposit accounts, structure, terms and interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of products and services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate in our market areas and elsewhere. In addition, we compete with payroll processing businesses in providing payroll services.

We compete with financial institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as SunTrust, Bank of America, Wells Fargo, and BB&T. These institutions offer some services, such as extensive and established branch networks and more complex financial products, which we do not provide. In addition, many of our nonbank competitors are not subject to the same extensive governmental regulations applicable to bank holding companies and federally insured banks such as ours.

Lending Activities

General

We offer a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans, agriculture and consumer loans. Our customers are generally individuals, owner-managed businesses, farmers, professionals, real estate investors, home builders, counties, municipalities and smaller community banks within our market areas. At December 31, 2014, we had net total loans of $1.6 billion, representing 58.4% of our total earning assets. At December 31, 2014, loans secured by first or second mortgages on real estate comprised approximately $1.1 billion, or 68.2%, of our loan portfolio. Of these loans, 6.1% are covered by loss share agreements with the FDIC.

We recorded the loans we acquired in each of our acquisitions at their estimated fair values on the date of each acquisition. We calculated the fair value of loans by discounting scheduled cash flows through the estimated maturity date of the loan, using estimated market discount rates that reflect the credit risk inherent in the loan. We refer to the excess cash flows expected at acquisition over the estimated fair value as the "accretable discount." The accretable discount for purchased non-credit impaired loans is recognized as interest income over the remaining life of the loan. The accretable discount for purchased credit-impaired loans is recognized as accretion income over the remaining life of the loan. The "nonaccretable discount" is the difference, calculated at acquisition, between contractually required payments and the cash flows expected to be collected. We re-estimate our cash flow expectations for purchased credit impaired loans on a quarterly basis, which involves complex cash flow projections and significant judgment on timing of loan resolution. If our assumptions prove to be incorrect, our current allowance for loan losses may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.

        Real Estate Loans

Loans secured by real estate are the principal component of our loan portfolio. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan. When we make loans, we obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan. To control concentration risk, we monitor collateral type and industry concentrations within this portfolio.

•
Other Commercial Real Estate Loans.   At December 31, 2014, other commercial real estate loans amounted to $695.0 million, or approximately 42.5% of our loan portfolio. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.

•
Residential Real Estate Loans.  We generally originate and hold short-term first mortgages and traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. With respect to fixed and adjustable rate long-term residential real estate loans with terms of up to 30 years, we typically originate these loans for third-party investors. At December 31, 2014, residential real estate loans amounted to $213.9 million, or 13.1% of our loan portfolio, of which home equity loans totaled $48.1 million, or 22.5% of the residential real estate loan portfolio.

Real Estate Construction and Development Loans

        At December 31, 2014, real estate construction and development loans amounted to $337.7 million, or approximately 20.7% of our loan portfolio. We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent leasing and/or sale of the property. Specific risks include:

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

We make commercial construction loans to borrowers for the purpose of financing the construction of a commercial development. These loans are further categorized depending on whether the borrower intends (a) to occupy the finished development (owner-occupied) or (b) to lease or sell the finished development (nonowner-occupied). At issuance of the certificate of occupancy these loans are no longer considered construction loans.

Commercial, Financial and Agricultural and Owner-Occupied Real Estate Loans

•
Commercial, Financial and Agricultural. At December 31, 2014, commercial, financial and agricultural loans amounted to $104.5 million, or 6.4% of our total loan portfolio. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry and professional service areas. While these loans may have real estate as partial collateral, many are secured by various other assets of the borrower including but not limited to accounts receivable, inventory, furniture, fixtures, and equipment. Our underwriting and management of the credit take into consideration the fluid nature of receivables and inventory collateral, where appropriate. Our repayment analysis includes a consideration of the cash conversion cycle, historical cash flow coverage, the predictability of future cash flows, together with the overall capitalization of the borrower.

•
Owner-Occupied Real Estate Loans.  At December 31, 2014, owner-occupied real estate loans amounted to $253.8 million, or approximately 15.5% of our loan portfolio. These loans are often underwritten based on the borrower’s ability to service the debt from income from the business, as cash flow from the business is considered the primary source of repayment.

Leases

At December 31, 2014 leases amounted to $20.0 million, or 1.2% of our loan portfolio. Of these loans, none are covered by loss share agreements with the FDIC. Lease financing includes obtaining the payment stream of commercial, business purpose and municipal leases, as well as providing financing for lease originators for various commercial, business purpose and municipal leases. In each scenario, the stream of payments and a first security interest in the collateral is assigned to us. Our funding is based on a present value of the lease payments at a discounted interest rate, which is determined based on the credit quality of the lessee, the term of the lease compared to expected useful life, and the type of collateral. Types of collateral include, but are not limited to, medical equipment, rolling stock, vehicle tracking equipment, and hardware/software. Servicing of the leases is primarily retained by the loan originator, as well as ownership of all residuals, if applicable. Lease financing is underwritten by our commercial lenders using similar underwriting standards as would be applied to a secured commercial loan requesting high loan-to-value financing. Risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations

Consumer

        At December 31, 2014, consumer loans amounted to $9.7 million, or .6% of our loan portfolio. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, personal financial statement composition, past credit history and the availability and value of collateral. Consumer loan interest rates are both fixed and variable. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be more difficult to assess, more likely to decrease in value, and is more difficult to control, than real estate.

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

        Our loan approval policy provides for all consumer and commercial relationship debt less than $500,000 to be handled through a centralized underwriting group. We also have specific officer lending limits entrusted to senior sales leadership. Approval concurrence from experienced credit risk managers is required as the size of the transaction increases. Loans underwritten outside of our Centralized Underwriting group are required to be post reported to our Loan Committees. Our Loan Committees include the Chief Risk Officer, Chief Banking Officer, Chief Credit Officer, and the applicable Senior/Regional Credit Officer, Regional President, Director of Real Estate Banking and Director of Specialized Finance. Each of our subsidiary banks maintains a single borrower internal lending limit. State Bank's internal lending limit is $20.0 million, of which no more than $5.0 million may be unsecured. First Bank's internal lending limit is $10.0 million, of which no more than $6.0 million may be unsecured. The board of directors has authorized the Bank with lending authority up to $40.0 million for any relationship of which no more than $10.0 million may be unsecured. Post reporting to our executive officers is required when a single transaction exceeds $10.0 million, a relationship's total credit exposure exceeds $20.0 million, or unsecured total corporate exposure is greater than $5.0 million. State Bank maintains a policy not to originate loans to any director, employee (officer or non-officer), or principal shareholder, or the related interests of each. First Bank extends loans from time to time to certain of its directors, their associates and members of the immediate families of the directors and executive officers of First Bank. These loans are made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated First Bank, and do not involve more than the normal risk of collectability or present other unfavorable features.

Credit Administration and Loan Review

Organic loans are rated at inception according to our credit grading system. Purchased credit impaired loans and purchased non-credit impaired loans are rated at acquisition date. Purchased non-credit impaired loans are subsequently managed and monitored in the same manner as organic loans. The credit rating for loans is determined by our Centralized Underwriting group. The credit rating for commercial loans is recommended by the relationship manager and ultimately determined by the applicable approval authority of the loan. It is the responsibility of the relationship manager to assess the accuracy of the credit ratings assigned to relationships with total credit exposure greater than $100,000 on a quarterly basis. The credit rating on loans less than $100,000 will remain unchanged unless the loan is part of a larger relationship. As such, the primary review mechanism for managing these loans is the past due report. In our quarterly analysis of the allowance for loan losses on organic and purchased non-credit impaired loans, loans that are less than $100,000 and are over 60 days past due are reclassified and are treated as substandard and are reserved for as a homogeneous pool, subject to the appropriate loss factor. A reassessment of a loan's credit rating may also be triggered by the noncompliance with financial or reporting covenants, review of financial information, or changes in the primary collateral securing the loan.

Our Credit Administration and Risk Departments assess portfolio trends, concentration risk, and other loan portfolio measurements to gauge the systemic risk that may be inherent in our lending practices and procedures. Our loan review activity is primarily coordinated by the Internal Loan Review Department. Our internal loan review is risk-based, concentrating on those areas with the highest perceived risk. For the year ended December 31, 2014, loans reviewed totaled $696.8 million, representing 42.6% of recorded investment balances at year-end. The objective of each review was to assess the accuracy of our internal risk ratings; adherence to applicable regulations and bank policies; documentation exceptions; and potential loan administration deficiencies.
Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, each of our bank subsidiaries are subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the bank's capital increases or decreases. Based upon the capitalization of State Bank at December 31, 2014, our legal lending limits were approximately $41.6 million (15%) and $69.4 million (25%), and we maintained an internal lending limit of $10.0 million (if unsecured) and $40.0 million (if secured). We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Mortgage Banking Activity

Sale of Residential Real Estate Loans

        We engage in mortgage banking as part of an overall strategy to deliver fixed and variable rate residential loan products to customers.  The loans are primarily originated for sale into the secondary market with servicing released, and are approved for purchase by a third party investor prior to closing.  The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor.

Loss Share Resolution

        As described above, we have completed 12 FDIC-assisted acquisitions that significantly expanded our asset and liability base. Because of the loss protection provided by the FDIC, the risks associated with the loans and foreclosed real estate we acquired in our FDIC-assisted acquisitions are significantly different from the risks associated with our loans and foreclosed real estate that are not covered under FDIC loss share agreements. During 2014, three of our loss share agreements expired, of which two were our largest agreements to date. At December 31, 2014, our covered loans totaled $99.5 million, or 6.1% of total loans.

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

Our Credit Administration Department is involved in the management of covered loans. Our personnel use loan approval sheets to approve all new loans and renewals. These loan approval sheets require credit personnel completing the form to indicate whether or not the loan is covered under loss share. We have trained our credit personnel to watch for any issues that could remove a loan from loss share protection and to contact the Risk Management Department (described below) with any concerns. In such an event, the Risk Management Department reviews the situation and, if necessary, obtains advice from appropriate FDIC personnel.

We have a Special Assets Division comprised of bankers with extensive experience working with borrowers in distressed situations to manage the portion of the covered asset portfolio that consists of sub-performing loans, nonperforming loans and other real estate owned. The Special Assets Division is responsible for remediating problem covered assets to a satisfactory level of performance or, when that cannot be achieved, liquidate the collateral securing a loan in a manner to minimize the loss to State Bank and the FDIC. The Special Assets Division Finance Department, working closely with the remainder of the Special Assets Division, manages and tracks all expenses and losses on covered assets and reports these expenses and losses to the FDIC for reimbursement on a quarterly basis, as applicable. The FDIC typically reimburses us for our reported losses and expenses within 45 to 60 days after submission acceptance.

We monitor compliance with the loss share agreements through the Risk Management Department. Specially trained personnel are responsible for reviewing the management of our covered assets to ensure full compliance with the loss share agreements.

Deposit Products

We offer a full range of deposit products and services that are typically available in most banks and savings institutions, including checking accounts, commercial operating accounts, savings and money market accounts and short-term to longer-term certificates of deposit. Transaction accounts and certificates of deposit are tailored to and offered at rates competitive to those offered in our primary market areas. In addition, we offer certain retirement account services. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our direct banking strategy will assist us in obtaining deposits from local customers in the future.

Treasury and Management Services

We provide advanced treasury management tools and payment solutions to small business, business and commercial customers. We have embraced a market payment solutions to initiate deeper core operating relationships in targeted segments and industry verticals. Payment solutions for funds collection and concentration services include ACH origination, Electronic Invoice Presentment and Payment (EIPP), Electronic Bill Presentment and Payment (EBPP), Remote Deposit Capture, Remote and Mobile Cash Deposit, merchant services, retail and wholesale lockbox, and wire services. Our cash management accounts include enhanced analysis with complex grouping structures, targeted balance sweeps, zero balance accounts, and multiple entity grouping. Our disbursement services include ACH origination, wire services, enhanced on-line bill pay, person-to-person payments and bank-to-bank transfers. Our enhanced fraud controls include Positive Pay, ACH debit block, and IBM® Security Trustee Rapport® malware protection. Our on-line cash management systems can be controlled and managed from multiple locations, through multiple access devices including mobile, tablet, and desktop, and with around-the-clock access.

Payroll Services

In October 2012, we acquired substantially all of the assets of Altera Payroll, Inc., a payroll services company. The acquisition diversified our revenue beyond existing business lines and complements our other commercial banking services. Altera Payment Solutions, formed from the Altera Payroll acquisition, operates as a division of State Bank, in partnership with treasury services, to provide payroll services, human resources services and payroll cards.

Employees

At December 31, 2014, State Bank and First Bank had 566 and 166 employees, respectively, on a full-time equivalent basis.

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

SUPERVISION AND REGULATION

State Bank Financial Corporation, and its subsidiary banks, State Bank and First Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic conditions or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all of the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Legislative and Regulatory Initiatives to Address the Financial and Economic Crises

Markets in the United States and elsewhere experienced extreme volatility and disruption beginning in the latter half of 2007. These circumstances exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and caused an overall loss of investor confidence. Loan portfolio performances deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, created strains on financial institutions. Many borrowers became unable to repay their loans, and the collateral securing these loans, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, the following laws have been enacted and other regulatory and governmental actions have been taken.

Our banks' earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict, and have no control over, the nature or impact of future changes in monetary and fiscal policies. In addition to the Federal Reserve's policy, the following regulatory and governmental actions were enacted.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which, among other things, changed the oversight and supervision of financial institutions, revised minimum capital requirements, created a new federal agency to regulate consumer financial products and services and implemented changes to corporate governance and compensation practices. The act is focused in large part on the financial services industry, particularly large bank holding companies with consolidated assets of $50 billion or more, and contains a number of provisions that affect us, including:

•
Minimum Leverage and Risk-Based Capital Requirements.  Under the Dodd-Frank Act, the appropriate Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, which can be no less than the then currently applicable leverage and risk-based capital requirements for depository institutions. As discussed below in Basel Capital Standards, the Federal banking agencies issued new rules in 2013, many of which are now in effect. As a result, the Company and its subsidiary banks are subject to at least the same capital requirements and must include the same components in regulatory capital.

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

•
Creation of New Governmental Authorities.  The Dodd-Frank Act created various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also has supervisory and examination authority over certain nonbank institutions that offer consumer financial products. The act identifies a number of covered nonbank institutions, and also authorizes the CFPB to identify additional institutions that will be subject to its jurisdiction. Accordingly, the CFPB may participate in examinations of our subsidiary banks, which currently have assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2014, new CFPB rules took effect that, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan’s monthly payments. The rules also extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

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

On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. On July 9, 2013, the Federal Reserve, jointly with other federal regulators, published three final rules, substantially implementing the Basel III accord for the U.S. banking system (the “Final Rules”). The rule applies to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014, for advanced approaches banking organizations, and will begin to phase in on January 1, 2015, for other covered banking organizations, including ourselves. The requirements in the rule will be fully phased in by January 1, 2019.

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

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital.

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

Accumulated other comprehensive income (AOCI) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We expect to make this opt-out election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not  includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” On December 10, 2013, our primary federal regulators, the Federal Reserve and the FDIC, together with other federal banking agencies and the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. The Volcker Rule's prohibitions and restrictions were generally to become effective on July 21, 2015. In December 2014, the Federal Reserve granted an extension of the conformance period to give all banking entities until July 21, 2016 to conform their investments in, and relationships with, covered funds that were in place prior to December 31, 2013 (legacy covered funds). Moreover, the Federal Reserve indicated its intent to grant an additional one-year extension of the conformance period for legacy covered funds, which would give banking entities until July 21, 2017 to conform their ownership interests in, and relationships with, legacy covered funds. All investments and relationships in a covered fund made after December 31, 2013, must be in conformance with the Volcker Rule by July 21, 2015. In addition, no extension was granted for the conformance period for proprietary trading activities, which expires on July 21, 2015.

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

The covered funds that a banking entity may not sponsor or hold an ownership interest in are, with certain exceptions, funds that are exempt from registration under the Investment Company Act of 1940 because they either have 100 or fewer investors or are owned exclusively by “qualified investors” (generally, high net worth individuals or entities). Wholly-owned subsidiaries, joint ventures and acquisition vehicles, foreign pension or retirement funds, insurance company separate accounts (including bank-owned life insurance), public welfare investment funds, and entities formed by the FDIC for the purpose of disposing of assets are not covered funds, and a bank may invest in them. Most securitizations also are not treated as covered funds.

While we continue to evaluate the impact of the final regulations, we do not currently anticipate that the Volcker Rule will have a material effect on our operations.

State Bank Financial Corporation

We own 100% of the outstanding capital stock of State Bank and First Bank, and therefore we are required to be registered as a bank holding company under the federal Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and the regulations promulgated under it. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors our operations.

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

Our only subsidiaries are State Bank and First Bank. Additionally, we do not currently engage in other activities other than the management and control of State Bank and First Bank, although we may choose to engage in other activities in the future. As a bank holding company, we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services and underwriting services, and engaging in limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

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

Change in Control

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require Federal Reserve approval or non-objection before any person or company acquires “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. Pursuant to its previously issued guidance, the Federal Reserve has stated that it would not expect control to exist if a person acquires, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such person’s ownership does not include 15% or more of any class of voting securities. Under the Change in Bank Control Act, a person or company is required to file a notice if it will, as a result of the transaction, own or control 25% or more of any class of voting securities or direct the management or policies of a bank or bank holding company. In some cases, notice will be required if the acquirer will own or control 10% or more of the any class of voting securities.

Source of Strength

In accordance with Federal Reserve policy, we are expected to act as a source of financial strength to our subsidiary banks and to commit resources to support our subsidiary banks in circumstances in which we might not otherwise do so. If either of our subsidiary banks were to become "undercapitalized," we would be required to provide a guarantee of the Bank's plan to return to capital adequacy. (See "Bank Regulation-Prompt Corrective Action" below.) Additionally, under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. In addition, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC on March 14, 2014. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at December 31, 2014.

Capital Requirements

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are essentially the same as those that apply to our subsidiary banks and are described above under “Basel Capital Standards” and below under "Bank Regulation-Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make capital contributions to our subsidiary banks, and these loans may be repaid from dividends paid from our subsidiary banks to the Company. Our ability to pay dividends depends on each of our subsidiary bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "Bank Regulation-Dividends." We are also able to raise capital for contribution to our subsidiary banks by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Bank Regulation

State Bank operates as a state bank incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance and the FDIC. First Bank also operates as a state bank incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance and the FDIC. The deposits of our subsidiary banks are insured by the FDIC up to a maximum amount of $250,000.

The Georgia Department of Banking and Finance and the FDIC regulate or monitor virtually all areas of our subsidiary banks' operations, including:

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

These agencies, and the federal and state laws applicable to the Bank’s operations, respectively, extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of reserves on demand deposit liabilities, and the safety and soundness of our banking practices. In addition, in August 2009, the FDIC published guidance that extended supervisory procedures for de novo banks from three years to seven years. State Bank is viewed by the FDIC as a de novo institution and is subject to these extended supervisory procedures until July 2016, including the requirement to operate under a business plan approved by the FDIC. During this period, State Bank must obtain prior regulatory approval for any material deviation from State Bank’s business plan.

All insured depository institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured depository institutions file quarterly call reports with their federal regulatory agency and their state supervisor, when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Prompt Corrective Action

As an insured depository institution, each of our subsidiary banks is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. The following is a list of the criteria for each prompt corrective action category under the prompt corrective actions rules that took effect on January 1, 2015:

•	Well Capitalized - The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution:

•	has total risk-based capital ratio of 10% or greater; and

•	has a Tier 1 risk-based capital ratio of 8% or greater; and

•	has a common equity Tier 1 risk-based capital ratio of 6.5% or greater; and

•	has a leverage capital ratio of 5% or greater; and

•	is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized - The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:

•	has a total risk-based capital ratio of 8% or greater; and

•	has a Tier 1 risk-based capital ratio of 6% or greater; and

•	has a common equity Tier 1 risk-based capital ratio of 4.5% or greater; and

•	has a leverage capital ratio of 4% or greater.

•	Undercapitalized - The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:

•	has a total risk-based capital ratio of less than 8%; or

•	has a Tier 1 risk-based capital ratio of less than 6%; or

•	has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater; or

•	has a leverage capital ratio of less than 4%.

•	Significantly Undercapitalized - The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:

•	has a total risk-based capital ratio of less than 6%; or

•	has a Tier 1 risk-based capital ratio of less than 4%; or

•	has a common equity Tier 1 risk-based capital ratio of less than 3% or greater; or

•	has a leverage capital ratio of less than 3%.

•
Critically Undercapitalized - The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

The Company and State Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%.

If the FDIC determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the FDIC is authorized to reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, the rates the institution may pay on the brokered deposits will be limited. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the "national rate" paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The "national rate" is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the "national rate" can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market areas.

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

Under the prompt corrective action criteria in effect on December 31, 2014, a well capitalized institution was one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.  At December 31, 2014, State Bank's regulatory capital surpassed the levels required to be considered "well capitalized" and met the requirements of the Capital Maintenance Agreement with the FDIC. At December 31, 2014, First Bank's regulatory capital were considered "well capitalized".

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from its subsidiary banks. Various legal limitations restrict its subsidiary banks from lending or otherwise supplying funds to the Company or its nonbank subsidiaries, if any. The Company and its subsidiary banks are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company and on a bank's investments in, or certain other transactions with, affiliates and on the amount of advances by a bank to third parties that are collateralized by the securities or obligations of any affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of each subsidiary bank's capital and surplus and, as to all affiliates combined, to 20% of each subsidiary bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each extension of credit or certain other credit exposures must meet specified collateral requirements. These limits apply to any transaction with a third party if the proceeds of the transaction benefit an affiliate of a bank. Our subsidiary banks are forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

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

Each of our subsidiary banks is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

State Bank has a policy not to extend credit to its employees, directors, certain principal shareholders and their related interests.

In addition, none of our subsidiary banks may purchase an asset from or sell an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the majority of disinterested directors.

Branching

Under current Georgia and federal law, we may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance and the FDIC. In addition, with prior regulatory approval, we will be able to acquire branches of existing banks located in Georgia. Furthermore, the Dodd-Frank Act authorizes a state or national bank to branch into any state as if they were chartered in that state.

Anti-Tying Restrictions

Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that:

•	the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or its subsidiaries; or

•	the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to ensure the soundness of the credit extended.

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

Community Reinvestment Act

The Community Reinvestment Act requires a financial institution's primary regulator, which is the FDIC for each of our subsidiary banks, to evaluate the record of each financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

Consumer Protection Regulations

Activities of our subsidiary banks are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by our subsidiary banks are subject to state usury laws and federal laws concerning interest rates. The loan operations of our subsidiary banks are also subject to federal laws applicable to credit transactions, such as:

•
the Dodd-Frank Act that created the Bureau of Consumer Financial Protection within the Federal Reserve, which has broad rule-making authority over a wide range of consumer laws that apply to all insured depository institutions;

•
the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial new requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;

•
the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;

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

The deposit operations of our subsidiary banks are also subject to federal laws, such as:

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

Enforcement Powers

Our subsidiary banks and each of their respective "institution-affiliated parties," including their respective managements, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,375,000 a day for certain violations. Criminal penalties for some financial institution crimes have been increased to 20 years.

In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies have expansive power to issue cease-and-desist orders. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

The number of government entities authorized to take action against our bank subsidiaries has expanded under the Dodd-Frank Act. The FDIC continues to have primary enforcement authority. In addition, the CFPB also has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of our subsidiary banks in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including State Bank and First Bank. Prior notice to the CFPB and the FDIC would be necessary for a state civil action against our bank subsidiaries.

Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs, also governed under the Bank Secrecy Act, that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2015, as described below. Bank regulators routinely examine institutions for compliance with these obligations and are required immediately to consider compliance in connection with the regulatory review of applications. In recent years, several merger and acquisition transactions have been held up because of regulatory concerns about compliance with anti-money laundering requirements. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act

The USA PATRIOT Act became effective on October 26, 2001, and amended the Bank Secrecy Act. The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including:

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

Under the USA PATRIOT Act, the Financial Crimes Enforcement Network (“FinCEN”) can send our subsidiary banks lists of the names of persons suspected of involvement in terrorist activities or money laundering. Each of our subsidiary banks may be requested to search its records for any relationships or transactions with persons on those lists. If the subsidiary bank identifies any such relationships or transactions, it must report those relationships or transactions to FinCEN.

The Office of Foreign Assets Control

The Office of Foreign Assets Control ("OFAC"), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transaction on the account. Each of our subsidiary banks has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. Each of our subsidiary banks actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy, Data Security and Credit Reporting

Financial institutions are required to protect the confidentiality of the nonpublic personal information of individual customers and to disclose their policies for doing so. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. Each of our subsidiary bank's policy is not to disclose any personal information unless permitted by law.

Recent cyber attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they may have in the past.

Like other lending institutions, our subsidiary banks use credit bureau data in their respective underwriting activities. Use of that data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis. The act and its implementing regulation, Regulation V, cover credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 allows states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the act.

Payment of Dividends

The Company is a legal entity separate and distinct from its subsidiaries. While there are various legal and regulatory limitations under federal and state law on the extent to which our subsidiary banks can pay dividends or otherwise supply funds to the Company, the principal source of the Company's cash revenues is dividends from our subsidiary banks. The relevant federal and state regulatory agencies also have authority to prohibit a bank or bank holding company, which would include the Company and our subsidiary banks, from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

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

The Company paid cash dividends of $.04 per share to its shareholders on each of December 16, 2014, September 16, 2014, and June 17, 2014 and paid cash dividends of $.03 per share it its shareholders on March 18, 2014.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary policies of the United States Government and its agencies. The Federal Open Market Committee's monetary policies have had, and are likely to continue to have, an important effect on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in monetary policies.

Insurance of Accounts and Regulation by the FDIC

The deposits of our subsidiary banks are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

FDIC-insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Risks Related to Our Business

A return of recessionary conditions could result in an increase to our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

Economic recession or other economic problems, including those affecting our Georgia markets, but also those affecting the U.S. or world economies, could have a material adverse impact on the demand for our products and services. Since the conclusion of the last recession, economic growth has been slow and uneven, and unemployment levels remain above pre-recession levels. In addition, while real estate values have rebounded somewhat following the recession the collateral values of the real estate supporting many commercial and home mortgages are less than the value at loan origination and could decline further.

If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our business, financial condition, results of operations and the price of our common stock.

An adverse change in real estate market values may result in losses and otherwise adversely affect our profitability.

At December 31, 2014, approximately 91.8% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each loan provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. At December 31, 2014, approximately 63.2% of our loan portfolio consists of loans secured by commercial real estate, comprising $1.0 billion of total loans.

A decline in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure. In the event of a default with respect to any of these loans, the amounts we receive on the sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. As a result, our profitability and financial condition may be adversely affected.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

We intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. As our purchased credit impaired loan portfolio, which produces substantially higher yields than our organic and purchased non-credit impaired loan portfolios, is paid down, we expect downward pressure on our income. For the year ended December 31, 2014, we recognized $78.9 million of accretion income, or 51.4% of our total interest income for the year, from the realization of accretable discounts on our purchased credit impaired loans, partially offset by $15.8 million of amortization expense on the FDIC receivable. If we are unable to replace our purchased credit impaired loans and the related accretion with a significantly higher level of new performing loans and other earning assets due to a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

Our strategic growth plan contemplates additional acquisitions, which could expose us to additional risks.

We periodically evaluate opportunities to acquire additional financial institutions. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity.

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

An increase in the general level of interest rates may also, among other things, adversely affect our current borrowers' ability to repay variable rate loans, the demand for loans and our ability to originate loans. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve. Adverse changes in the U.S. monetary policy or in economic conditions could materially and adversely affect us. We may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels and overall results.

We depend on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.

Our success largely depends on the continued service and skills of our existing senior executive management team, as well as other key employees with long-term customer relationships. Our growth strategy is built primarily on our ability to retain employees with experience and business relationships within their respective segments. The loss of one or more of these key personnel could have an adverse effect on our business because of their skills, knowledge of the market, years of industry experience and the difficulty of finding qualified replacement personnel.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC and the Georgia Department of Banking and Finance, among others. Our compliance with these regulations is costly and restricts our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits. Many of these regulations are intended to protect depositors, the public and the FDIC rather than our shareholders. The burden of regulatory compliance has increased under current legislation and banking regulations and is likely to continue to have or may have a significant impact on the financial services industry. Recent legislative and regulatory changes, as well as changes in regulatory enforcement policies and capital adequacy guidelines, are increasing our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements. In addition, future regulatory changes, including changes to regulatory capital requirements, could have an adverse impact on our future results. Furthermore, the federal and state bank regulatory authorities who supervise us have broad discretionary powers to take enforcement actions against banks for failure to comply with applicable regulations and laws. If we fail to comply with applicable laws or regulations, we could become subject to enforcement actions that have a material adverse effect on our future results.

This and other potential changes in government regulation or policies could increase our costs of doing business and could adversely affect our operations and the manner in which we conduct our business.

The Dodd-Frank Act may have a material adverse effect on our operations.

The Dodd-Frank Act, enacted in 2010, imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

•	creation of new government regulatory agencies, including the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•	limitations on federal preemption;

•	changes to deposit insurance assessments;

•	limits on debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and servicing and risk retention.

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our business, financial condition, results of operations and prospects.

New capital rules that were recently finalized generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

In 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency adopted capital rules based on the Basel III capital framework. These rules substantially amended the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as our subsidiary banks.

The final rules increase capital requirements and generally include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out of CET1 over a period of nine years beginning in 2014. The rules permit bank holding companies with less than $15 billion in assets (such as us) to continue to include trust preferred securities and noncumulative perpetual preferred stock issued before May 19, 2010 (of which we have none) in additional Tier 1 capital, but not CET1. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

Beginning on January 1, 2015, our new minimum capital requirements are (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules results in higher regulatory capital standards, it is not expected to significantly impact the Company and our subsidiary banks as our current capital levels far exceed those required under the new rules.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increases the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC, which requires State Bank to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12% through July 2016.

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

As part of the Basel III capital process, the Basel Committee on Banking Supervision has finalized a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario, as well as a net stable funding ratio, which imposes a similar requirement over a one-year period. The U.S. banking regulators have proposed a liquidity coverage ratio for systemically important banks. Although the proposal would not apply directly to us, the substance of the proposal may inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets which could adversely affect our results of operations and financial condition. The U.S. regulators have not yet proposed a net stable funding ratio requirement.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as new rules implemented by the SEC under the Dodd-Frank Act, will require changes in regulations and standards relating to corporate governance and public disclosure creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We expect that these rules and regulations will increase our legal and financial compliance costs.

Lack of seasoning of our organic loan portfolio may increase the risk of credit defaults in the future.

We have significantly grown our organic loan portfolio over the past several years. Due to this rapid growth, a large portion of our organic loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a significant majority of our organic loan portfolio is relatively new, the current level of delinquencies and defaults in our organic loan portfolio may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

If our allowance for loan losses and fair value adjustments with respect to acquired loans is not sufficient to cover actual loan losses, our earnings will be adversely affected.

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

We maintain an allowance for loan losses with respect to our loan portfolio, in an attempt to cover loan losses inherent in our loan portfolio. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectability of our loan portfolio, including the diversification in our loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security.

The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan losses. Under the acquisition method of accounting, all acquired loans were recorded in our consolidated financial statements at their fair values at the time of acquisition and the related allowance for loan losses was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair values are too high, we will incur losses (some of which may be covered by our loss sharing arrangements with the FDIC) associated with the acquired loans. The allowance associated with our purchased credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.

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

We are exposed to higher credit risk by construction and development, other commercial real estate, and commercial, financial and agricultural lending.

Construction and development, commercial real estate, and commercial and industrial lending usually involve higher credit risks than single-family residential lending. At December 31, 2014, the following loan types accounted for the stated percentages of our total loan portfolio: real estate construction and development — 20.7%, other commercial real estate — 42.5%, and commercial, financial and agricultural — 6.4%.

Other commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period but have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

Commercial, financial and agricultural loans are typically based on the borrowers' ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

Construction and development loans, other commercial real estate loans, and commercial, financial and agricultural loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

At December 31, 2014, our outstanding commercial real estate loans were equal to 219.3% of our total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures.

We face additional risks due to our increase in mortgage banking activities that could negatively impact our net income and profitability.

We acquired mortgage banking operations in our acquisitions of Bank of Atlanta and First Bank, which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

We may not be able to retain or develop a strong core deposit base or other low-cost funding sources.
        We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, our cost of funds will increase, adversely affecting the ability to generate the funds necessary for lending operations, reducing net interest margin and negatively affecting results of operations. We derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, we have access to financial market borrowing sources on an unsecured and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks, of which we are a member. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources.

Changes in local economic conditions where we operate could have a negative effect.

Our success depends significantly on growth in population, income levels, deposits and housing starts in our markets in Georgia. The local economic conditions in these areas have a significant effect on our loans, the ability of borrowers to repay our loans, and the value of the collateral securing our loans. Adverse changes in the economic conditions of the Southeastern United States in general or any one or more of our local markets could negatively affect our financial condition, results of operations and our profitability. A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

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

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary banks, up to $250,000 per account. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments and bank failures in 2008 and the years following significantly depleted the FDIC's Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. As a result of these economic conditions and the enactment of the Dodd-Frank Act, banks are now assessed deposit insurance premiums based on the bank's average consolidated total assets, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank's overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay higher FDIC premiums than the recent levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

Any deficiencies in our financial reporting or internal controls could materially and adversely affect us, including resulting in material misstatements in our financial statements, and could materially and adversely affect the market price of our common stock.
        If we fail to maintain effective internal controls over financial reporting, our operating results could be harmed and it could result in a material misstatement in our financial statements in the future. Inferior controls and procedures or the identification of additional accounting errors could cause our investors to lose confidence in our internal controls and question our reported financial information, which, among other things, could have a negative impact on the trading price of our common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of shareholder litigation, which could result in significant additional expenses and require additional financial and management resources.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider "critical" because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Any requested or required changes in how we determine the impact of loss share accounting on our covered loans and FDIC receivable for loss share agreements could have a material adverse effect on our reported results.

Our financial results continue to be significantly affected by loss share accounting, which is driven by accounting interpretations made by us. Loss share accounting is a complex accounting methodology. Many of the decisions management makes regarding the application of this accounting methodology are subject to review by our accountants and the various regulatory agencies to whom we report. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results.

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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

The ultimate success of our past acquisition transactions, including our acquisition of First Bank, and any acquisitions (whether FDIC-assisted or unassisted transactions) in which we may participate in the future, will depend on a number of factors, including our ability:

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

As with any acquisition involving a financial institution there may be higher than average levels of service disruptions that would cause inconveniences to our new or existing customers or potentially increase the effectiveness of competing financial institutions in attracting our customers. We anticipate challenges and opportunities because of the unique nature of each acquisition. Integration efforts will also likely divert our management's attention and resources. We may be unable to integrate acquired branches or their personnel successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of our acquisition transactions. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our results of operation and financial condition, perhaps materially. Additionally, we may be unable to achieve results in the future similar to those achieved by our existing banking business, to compete effectively in the market areas previously served by the acquired branches or to manage effectively any growth resulting from our acquisition transactions.

Our ability to continue to receive the benefits of our loss share arrangements with the FDIC on our covered loans for which loss share coverage has not expired is conditioned upon our compliance with certain requirements under the agreements.

We are the beneficiary of loss share agreements with the FDIC that call for the FDIC to reimburse us for a portion of our losses on covered assets we acquired in connection with our FDIC-assisted transactions. To recover a portion of our losses and retain the loss share protection, we must comply with certain requirements imposed by the agreements. The requirements of the agreements relate primarily to our administration of the assets covered by the agreements. Any failure to comply with the requirements of the loss share agreements, or to properly service the loans and other real estate owned covered by the agreements may cause individual loans or loan pools to lose their eligibility for loss share payments from the FDIC, potentially resulting in material losses that are currently not anticipated. In addition, under the loss share agreements, we are subject to audits by the FDIC through its designated agent to monitor our compliance with the agreements. As the loan servicing standards evolve, we may experience difficulties in complying with the requirements of the loss share agreements

In addition, under the loss share agreements, we must obtain the consent of the FDIC to engage in certain corporate transactions that may be deemed under the agreements to constitute a transfer of the loss share benefits. For example, a merger or consolidation of State Bank (or, under some of our loss share agreements, the Company, if the shareholders of the Company will own less than 66.66% of the consolidated entity), requires the consent of the FDIC. When the consent of the FDIC is required under the loss share agreements, the FDIC may withhold its consent or may condition its consent on terms that we do not find acceptable. If the FDIC does not grant its consent to a transaction we would like to pursue, or conditions its consent on terms that we do not find acceptable, we may be unable to engage in a corporate transaction that might otherwise benefit our shareholders or we may elect to pursue such a transaction without obtaining the FDIC's consent, which could result in termination of our loss share agreements with the FDIC which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with the acquisition of the Acquired Banks and, with respect to covered loans, the loss share agreement with the FDIC may not cover all of those charge-offs.

In connection with the acquisition of the Acquired Banks, we acquired a significant portfolio of loans. Although we have marked down the loan portfolios we have acquired, the nonimpaired loans we acquired may become impaired or may further deteriorate in value, resulting in additional charge-offs to the loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and consequently reduce our capital. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our results of operations and financial condition even if other favorable events occur.

Our loss share arrangements with the FDIC will not cover all of our losses on loans we acquired in our FDIC-assisted failed bank transactions and we will not be reimbursed for losses on covered loans and other real estate after our loss share agreements expire.

Although we entered into loss share agreements with the FDIC that provide that the FDIC will bear a significant portion of losses related to specified loan portfolios that we acquired in connection with our FDIC-assisted failed bank transactions, we are not protected against all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss share agreements have limited terms (ten years for losses on single-family loans, five years for losses on non single-family loans and eight years with respect to recoveries on non single-family loans). As a result, the commercial loss share agreements for our 2009 acquisitions of Security Bank, Buckhead Community Bank and First Security National Bank (which were our largest failed bank transactions) expired in 2014. Similar agreements for our 2010 and 2011 acquisitions will expire in 2015 and 2016. Any future losses on formerly covered loans will no longer be eligible for reimbursement from the FDIC, and any such charge-offs for which we are not reimbursed would negatively impact our results of operations. Moreover, the loss share provisions in the loss share agreement for our remaining covered loans may be administered improperly, or the FDIC may interpret those provisions in a way different than we do. In any of those events, our business, results of operation, and financial condition could be materially and adversely affected.

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

At March 12, 2015, we had 35,687,574 shares of common stock issued and outstanding, warrants outstanding to purchase another 2,576,191 shares of our common stock, and options to purchase 28,918 shares of our common stock. Our outstanding shares of common stock include 1,032,046 shares of restricted stock. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, the issuance will result in dilution to each shareholder by reducing the shareholder's percentage ownership of the total outstanding shares of our common stock.

The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.

        The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•general market conditions;
•domestic and international economic factors unrelated to our performance;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	downgrades in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;
•changes in market valuations or earnings of similar companies;
•the expiration of contractual lock-up agreements;
•any future sales of our common stock or other securities; and
•additions or departures of key personnel.

        The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock. In the past, shareholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management's attention and resources and harm our business or results of operations.

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

Our securities are not FDIC-insured.

Our securities, including our common stock, are not savings or deposit accounts or other obligations of the Bank, are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of principal.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326, State Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210 and First Bank's main office is located at 3527 Wheeler Road, Augusta, Georgia 30909. We lease the Company's main office and own State Bank's and First Bank's main office locations. In addition, we currently operate 28 branches located in Bibb, Cobb, Columbia, Dooly, Houston, Fulton, Gwinnett, Jones, McDuffie and Richmond counties, Georgia. We lease four of our branches and own the remaining locations. We also operate and lease five mortgage origination offices.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

On April 14, 2011, our common stock became listed on The NASDAQ Capital Market under the symbol "STBZ".

The following table shows the high and low sales prices for shares of our common stock reported by the NASDAQ Capital Market and the dividends we paid per common share for the periods indicated:

	2014			2013
	High	Low	Per Share Cash Dividends	High	Low	Per Share Cash Dividends
Fourth Quarter	$20.35	$16.12	$.04	$18.50	$15.31	$.03
Third Quarter	17.58	16.06	.04	16.64	14.94	.03
Second Quarter	18.12	15.22	.04	16.33	14.30	.03
First Quarter	19.69	16.50	.03	16.74	15.50	.03

At March 12, 2015, we had 35,687,574 shares of common stock issued and outstanding and approximately 318 shareholders of record.

Dividends

Our ability to pay dividends depends on the ability of our subsidiary banks to pay dividends to us. Under Georgia law, the prior approval of the Georgia Department of Banking and Finance is required before our subsidiary banks may pay any cash dividends if:

a.	total classified assets at a subsidiary bank's most recent examination exceed 80% of equity capital (which includes the allowance for loan and lease losses);

b.	the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits for the previous calendar year; or

c.	the subsidiary bank's ratio of equity capital to adjusted total assets is less than 6%.

As noted in the above table, we paid cash dividends of $.04 per common share to our common shareholders in the second, third, and fourth quarters of 2014 and $.03 per common share in the first quarter of 2014 and each quarter of 2013. On February 11, 2015, we declared a quarterly dividend of $.05 per common share to be paid on March 17, 2015 to shareholders of record of our common stock as of March 9, 2015. The dividend represents an increase of $.01 per common share, or 25%, over the dividend paid in the fourth quarter of 2014.

Unregistered Sales of Equity Securities

On October 28, 2014, we issued 1,138 shares of our common stock in a cashless exchange for a warrant to purchase 3,300 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 2,162 shares were deemed to be “in the money” as consideration for the $10.00 per share exercise price for the 1,138 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Stock Performance Graph

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

During 2014, NASDAQ changed how total return values were derived for the U.S. Index. As a result of the change, our performance graph for fiscal year 2014 uses a comparable index provided by NASDAQ Composite. In future stock performance graphs, we will discontinue presenting the total return index for NASDAQ U.S. Index.

The performance graph compares the cumulative quarterly shareholder return over the past four years on the Company's common stock, assuming an investment of $100 on December 31, 2010 and the reinvestment of dividends thereafter, to that of the common stocks reported in the SNL U.S. Bank Index, the common stocks reported in the NASDAQ U.S. Index and the common stocks reported in the NASDAQ Composite Index. The SNL U.S. Bank Index was made up of 337 U.S. bank stocks as of December 31, 2014. The NASDAQ U.S. Index comprises all domestic shares traded on the NASDAQ Global Select, NASDAQ Global Market, and The NASDAQ Capital Market, excluding preferred stocks, rights and warrants. The NASDAQ Composite Index is a market capitalization-weighted index and includes all domestic and international based common type stocks listed on The NASDAQ Stock Market. On December 28, 2010 our common stock became registered under Section 12 of the Securities Exchange Act of 1934. Our common stock was not listed on a national securities exchange until April 14, 2011. As a result, for the first quarter of 2011, the table shows the reported total return, based on an investment of $100, for our common stock based on information gathered from OTC markets. During this time, prior to our listing on NASDAQ April 14, 2011, our common stock was considered a "grey market" security, as noted above. Beginning April 14, 2011, the tables shows the reported total return, based on an investment of $100, of our common stock based on trades reported on the NASDAQ Capital Market.

	Cumulative Total Return*
	December 31
	2010	2011	2012	2013	2014
State Bank Financial Corporation	$100	$104	$110	$127	$141
NASDAQ U.S. Index	100	101	119	166	177
NASDAQ Composite	100	99	116	163	187
SNL U.S. Bank	100	77	105	143	160
* Assumes $100 invested on December 31, 2010 in STBZ's common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

Item 6.  Selected Financial Data.

The following table provides selected historical consolidated financial information at and for the periods and as of the dates indicated. This information should be read in conjunction with our audited consolidated financial statements, including the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The selected historical consolidated financial information in the following tables at and for the year ended December 31, 2014, does not include the results of First Bank of Georgia, which we acquired on January 1, 2015. The historical information at December 31, 2014 and 2013 is derived from our audited consolidated financial statements that appear in this report. The historical results shown below and elsewhere in this report are not necessarily indicative of our future performance.

	December 31
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Selected Results of Operations Data
Interest income on invested funds	$10,488	$10,198	$11,390	$11,406	$9,078
Interest income on loans	64,176	61,010	55,228	38,809	14,185
Accretion income on loans	78,857	122,466	102,413	116,967	145,098
Interest expense	7,520	7,933	9,749	21,773	37,240
Net interest income	146,001	185,741	159,282	145,409	131,121
Provision for (recovery of) loan losses	2,896	(2,487)	15,116	26,516	3,955
(Amortization) accretion of FDIC receivable for loss share agreements	(15,785)	(87,884)	(32,569)	10,257	15,055
Other noninterest income	15,387	16,937	12,803	28,351	16,283
Total noninterest income	(398)	(70,947)	(19,766)	38,608	31,338
Noninterest expense	93,468	97,967	89,236	90,967	85,645
Income before income taxes	49,239	19,314	35,164	66,534	72,859
Income tax expense	18,321	6,567	12,422	23,528	27,313
Net income	$30,918	$12,747	$22,742	$43,006	$45,546

Selected Average Balances
Loans, excluding purchased credit impaired (1)	$1,258,074	$1,089,959	$859,414	$552,755	$163,248
Purchased credit impaired loans	223,656	337,542	652,953	824,356	989,278
Assets	2,661,512	2,600,583	2,666,606	2,757,032	2,626,566
Deposits	2,166,229	2,107,198	2,165,606	2,331,867	2,262,260
Equity	449,552	428,383	420,157	379,476	333,485
Tangible common equity	449,540	428,370	420,149	379,467	333,475

Selected Actual Balances
Total assets	$2,882,210	$2,605,388	$2,662,575	$2,774,893	$2,828,579
Investment securities	640,086	387,048	303,901	349,929	405,581
Organic loans	1,320,393	1,123,475	985,502	701,029	342,849
Purchased non-credit impaired loans	107,797	—	—	—	—
Purchased credit impaired loans	206,339	257,494	474,713	812,154	934,967
Allowance for loan and lease losses	(28,638)	(34,065)	(70,138)	(69,484)	(5,351)
Interest-earning assets	2,748,397	2,359,145	2,202,452	2,076,126	2,062,178
Total deposits	2,391,682	2,128,325	2,148,436	2,298,465	2,421,926
Interest-bearing liabilities	1,817,158	1,667,085	1,768,264	2,008,565	2,205,189
Noninterest-bearing liabilities	600,957	501,120	464,095	369,040	264,047
Shareholders' equity	464,095	437,183	430,216	397,288	359,343

	December 31
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Common Share Data
Basic net income per share	$.96	$.40	$.72	$1.36	$1.44
Diluted net income per share	.92	.38	.69	1.32	1.40
Book value per share	14.38	13.62	13.48	12.52	11.37
Tangible book value per share	13.97	13.24	13.06	12.26	11.08
Cash dividends declared per share	.15	.12	.06	—	—
Dividend payout ratio	16.30%	31.58%	8.70%	—	—
Weighted average shares outstanding:
Basic	32,175,363	31,978,844	31,696,358	31,611,303	31,558,602
Diluted	33,736,352	33,290,565	32,890,274	32,623,056	32,468,857

Performance Ratios
Return on average assets	1.16%	.49%	.85%	1.56%	1.73%
Return on average equity	6.88	2.98	5.41	11.33	13.66
Cost of funds	.35	.38	.45	.93	1.64
Net interest margin (2)(3)	5.91	8.32	7.59	7.04	7.17
Interest rate spread (2)(4)	5.76	8.20	7.52	7.04	7.39
Efficiency ratio (2)(5)	64.05	85.07	63.83	49.38	52.68

Capital Ratios
Average equity to average assets	16.89%	16.47%	15.76%	13.76%	12.70%
Leverage ratio	15.90	16.55	15.49	13.76	12.77
Tier 1 risk-based capital ratio	23.12	27.85	29.25	33.84	43.56
Total risk-based capital ratio	24.37	29.11	30.54	35.15	44.23

Organic Asset Quality Ratios
Net charge-offs (recoveries) to total average loans	.08%	(.01)%	.07%	.29%	.69%
Nonperforming loans to total loans	.42	.20	.48	.31	1.06
Nonperforming assets to loans + ORE	.43	.29	.59	.48	1.08
Past due loans to total loans	.17	.09	.37	.41	1.66
Allowance for loan and lease losses to loans	1.39	1.48	1.49	1.46	1.56

(1) Includes average nonaccrual loans of $2.9 million for 2014, $3.3 million for 2013, $3.7 million for 2012, $4.1 million for 2011, $2.1 million for 2010.
(2) Calculated on a fully tax-equivalent basis using a tax rate of 35%.
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

Introduction

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank. State Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia. From October 2005 until July 23, 2009, State Bank operated as a small community bank from two branch offices located in Dooly County, Georgia with total assets of approximately $33.6 million, total loans receivable of approximately $22.5 million, total deposits of approximately $26.1 million and total shareholders' equity of approximately $5.7 million at December 31, 2008.

       On July 24, 2009, State Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of State Bank on July 24, 2009. Since that date and through the date of this report, State Bank has acquired $3.9 billion in assets and assumed $3.6 billion in deposits from the FDIC, as receiver, in 12 different failed bank transactions, which we refer to as our failed bank transactions. Concurrently with each of these acquisitions, we entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned.

On October 1, 2014, we closed on our acquisition of Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta. Atlanta Bancorporation, Inc. was immediately merged into the Company followed by the merger of Bank of Atlanta with and into State Bank. We paid approximately $25.2 million in cash for all of the outstanding shares of Atlanta Bancorporation. On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank. Immediately following the merger, First Bank, a Georgia-state-chartered bank, became a wholly-owned subsidiary bank of the Company.

 As a result of our private offering and acquisition, we were transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank. We are now operating 21 full service branches throughout Middle Georgia, Metropolitan Atlanta and Augusta, Georgia. At December 31, 2014, our total assets were approximately $2.9 billion, our total loans receivable were approximately $1.6 billion, our total deposits were approximately $2.4 billion and our total shareholders' equity was approximately $464.1 million.

Historically, we have referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “noncovered loans.” However, beginning in July 2014, the commercial loss share agreements for our earliest and largest failed bank transactions began to expire and any future losses on these formerly covered loans after such coverage expires will no longer be eligible for reimbursement from the FDIC. Because less than 10% of our total loans were covered by loss share agreements with the FDIC at December 31, 2014, we have changed the way we refer to loans that we acquired in our 12 FDIC assisted transactions in this report. We will now generally discuss our loan portfolio using three categories: (1) organic loans, which refers to loans originated by us, (2) purchased non-credit impaired loans, which refers to loans acquired in our acquisitions which do not show signs of credit deterioration at acquisition, and (3) purchased credit impaired loans, which refers to loans we acquired which, at acquisition, we determined it was probable that we would be unable to collect all contractual principal and interest payments due. In addition, in certain circumstances, we will continue to refer to loans that are covered by the FDIC loss share agreements as "covered loans." All of the loans we acquired in our failed bank transactions and all of the loans acquired in our purchase of a loan portfolio from the FDIC in July 2014, were deemed purchased credit impaired loans at acquisition. We will continue to refer to the indemnification assets associated with the FDIC loss share agreements related to our failed bank transactions as the "FDIC receivable." We refer to all loans purchased in our acquisitions as "purchased loans", regardless of whether they are purchased credit impaired loans or purchased non-credit impaired loans.

Overview

The following provides an overview of the major factors impacting our financial performance in 2014 as well as information on certain important recent events.

•	Net income for the year ended December 31, 2014 was $30.9 million, or $.92 per diluted share, compared to net income of $12.7 million for 2013, or $.38 per diluted share.

•
Our net interest income on a taxable equivalent basis was $146.3 million for 2014, a decrease of $39.8 million, or 21.4%, from 2013. Our interest income decreased $40.2 million in 2014 primarily as a result of decreased accretion income on purchased credit impaired loans. Our interest expense decreased $413,000 in 2014 as we continued improvements in our deposit mix away from higher-cost money market accounts and time deposits to lower cost transaction deposits.

•
Noninterest income, excluding amortization of the FDIC receivable, was $15.4 million for 2014, a decrease of $1.6 million, or 9.2%, from 2013. Noninterest income, including amortization of the FDIC receivable, was negative $398,000 for 2014 compared to negative $70.9 million for 2013.

•
We experienced strong loan growth across our markets in 2014. Organic loans increased $196.9 million, or 17.5% in 2014 to $1.3 billion. With the acquisition of Bank of Atlanta in the fourth quarter of 2014, our purchased non-credit impaired loans totaled $107.8 million at December 31, 2014.

•
Purchased credit impaired loans decreased $51.2 million, or 19.9%, from December 31, 2013 to December 31, 2014, as purchased credit impaired loans were paid down or charged-off, and, with respect to those loans subject to loss share agreements with the FDIC, claims were submitted to the FDIC for loss share reimbursement.

•
The accretable discount on purchased credit impaired loans, which represents the excess cash flows expected at acquisition over the estimated fair value of the loans, decreased $65.0 million to $120.1 million at December 31, 2014, compared to $185.0 million at December 31, 2013. The decrease is primarily a result of $78.9 million in accretion income recognized on purchased credit impaired loans, including gains of $26.7 million on purchased credit impaired loan pools that closed during the year, offset by additions of $7.4 million to the accretable discount and transfers from nonaccretable to accretable discount of $6.5 million during 2014.

•
Asset quality remained strong in our organic and purchased assets at December 31, 2014, with a ratio of nonperforming assets to total loans plus other real estate owned of .87% and a ratio of nonperforming loans to total loans of .35%.

•
The cost of deposits continued to decline as the average cost of funds declined to 35 basis points for the year ended December 31, 2014, compared to 38 basis points for the year ended December 31, 2013.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 15.90%, a Tier 1 risk-based capital ratio of 23.12% and a Total risk-based capital ratio of 24.37% at December 31, 2014.

•	In March 2014, we paid a cash dividend of $.03 per common share to our shareholders. For the remaining quarters of 2014, we paid cash dividends of $.04 per common share to our shareholders.

Critical Accounting Policies

In preparing financial statements, management is required to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. The accounting principles and methods we use conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to us relate primarily to the calculation of the allowance for loan and lease losses, the accounting for acquired loans and, with respect to those loans subject to loss share agreements with the FDIC, the related FDIC receivable for loss share agreements on such covered assets and income taxes. These significant estimates and assumptions are summarized in the following discussion and are further analyzed in the notes to the consolidated financial statements.

Acquisition Accounting

We determined the fair value of our acquired assets and liabilities in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), ASC Topic 805, “Business Combinations” (“ASC 805”), and ASC Topic 820, “Fair Value Measurements and Disclosures.” The determination of the initial fair values on loans and other real estate purchased in an acquisition and, with respect to covered loans, the related FDIC indemnification asset, require significant judgment and complexity. All identifiable assets acquired, including loans, are recorded at fair value. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic No. 820, and loans covered by loss share agreements with the FDIC are recorded at fair value exclusive of the loss share agreements. These fair value estimates associated with the purchased loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Where a loan exhibits evidence of credit deterioration since origination and it is probable at the acquisition date that we will not collect all principal and interest payments in accordance with the terms of the loan agreement, we account for the loan under ASC 310-30, as a purchased credit impaired loan. We account for our purchased credit impaired loans by dividing them into two categories, either: (1) specifically-reviewed loans or, (2) loans accounted for as part of a loan pool. We create loan pools by grouping loans with similar risk characteristics with the intent of creating homogeneous pools based on a combination of various factors including product type, cohort, risk classification and term. Loans accounted for in pools remain in the assigned pool until they are resolved. Any gains or losses are deferred and retained in the pool until the pool closes, which is either when all the loans are resolved or the pool’s recorded investment reaches zero.

Allowance for Loan and Lease Losses (ALLL)

The ALLL represents the amount considered adequate by management to absorb losses inherent in the loan portfolio at the balance sheet date. The ALLL is adjusted through provisions for loan losses charged or credited to operations. The provisions are generated through loss analyses performed on organic loans, estimated additional losses arising on PNCI loans subsequent to acquisition and impairment recognized as a result of decreased expected cash flows on PCI loans due to further credit deterioration since the previous quarterly cash flow re-estimation. The ALLL consists of both specific and general components. Individual loans are charged off against the ALLL when management determines them to be uncollectible. Subsequent recoveries, if any, of loans previously charged-off are credited to the ALLL.

All known and inherent losses that are both probable and reasonable to estimate are recorded. While management utilizes available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require adjustments to the ALLL based on their judgment about information available at the time of their examination.

The Company assesses the adequacy of the ALLL quarterly with respect to organic and purchased loans. The assessment begins with a standard evaluation and analysis of the loan portfolio. All loans are consistently graded and monitored for changes in credit risk and possible deterioration in the borrower’s ability to repay the contractual amounts due under the loan agreements.

Allowance for loan and lease losses for organic loans:

The ALLL for organic loans consists of two components:

(1)	a specific amount against identified credit exposures where it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements; and

(2)	a general amount based upon historical losses that are then adjusted for qualitative factors representative of various economic indicators and risk characteristics of the loan portfolio.

        Management establishes the specific amount by examining impaired loans. The majority of the Company's impaired loans are collateral dependent; therefore, nearly all of the specific allowances are calculated based on the fair value of the collateral less disposal costs, if applicable.

        Management establishes the general amount by reviewing the remaining loan portfolio (excluding those impaired loans discussed above) and incorporating allocations based on historical losses. The calculation of the general amount is subjected to qualitative factors that are somewhat subjective. The qualitative testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The qualitative factors consist of but are not limited to:

(1)economic factors including changes in the local or national economy;
(2)the depth of experience in lending staff;
(3)asset quality trends; and
(4)seasoning and growth rate of the portfolio segments.

        After assessing the applicable factors, the remaining amount is evaluated based on management's experience and the level of the organic ALLL is compared with historical trends and peer information as a reasonableness test.

Allowance for loan and lease losses for purchased loans:

Purchased loans are initially recorded at their acquisition date fair values. The carryover of ALLL is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for purchased loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk and liquidity risk.

The Company maintains an ALLL on purchased loans based on credit deterioration subsequent to the acquisition date. Purchased credit impaired loans are accounted for under ASC 310-30. Management establishes an allowance for credit deterioration subsequent to the date of acquisition by quarterly re-estimating expected cash flows with any decline in expected cash flows recorded as impairment in the provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, the Company first reverses only previously recorded ALLL, then adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

For purchased loans that are not deemed impaired at acquisition, also referred to as purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.

For loans covered by loss share agreements with the FDIC, the required allowance is recorded gross and the related estimated reimbursement for losses due from the FDIC is recorded as an adjustment to the FDIC receivable.

Accounting for the FDIC Receivable

In conjunction with our FDIC-assisted acquisitions, State Bank entered into loss share agreements with the FDIC and we recorded an indemnification asset that reflects the reimbursements we expect to receive from the FDIC for losses incurred on covered assets. We refer to the FDIC indemnification asset as the "FDIC Receivable". The FDIC receivable at acquisition is recognized at the same time as the covered loan and is measured on the same basis, subject to contractual limitations or collectability. Various estimates are made when assessing collectability, including the likelihood that a loss will be incurred or concerns raised by the FDIC on claims initially denied can be resolved before the loss share period ends. The loss share agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects a discounting of future cash flows and other uncertainties.

The FDIC receivable continues to be measured on the same basis as the related covered loans. Because our covered loans were all purchased credit impaired loans they are are subject to the accounting prescribed by ASC Topic 310-30. Deterioration in the credit quality of the covered loans (immediately recorded as an adjustment to the allowance for loan and lease losses) immediately increase the basis of the FDIC receivable, with the offset recorded through our consolidated statement of income. Improvements in the credit quality or cash flows on covered loans (reflected as an adjustment to yield and accreted into income over the remaining life of the covered loans) decrease the basis of the FDIC receivable, with such decreases being amortized as expense in non-interest income over the remaining life of the covered loan or the life of the loss share agreement, whichever is shorter. Loss assumptions used during the re-estimation of cash flows on covered loans are consistent with the loss assumptions used to measure the FDIC receivable. Fair value accounting incorporates into the fair value of the FDIC receivable an element of the time value of money, which is accreted back into income over the life of the related loss share agreement.

Upon the determination of an incurred loss on a covered asset, the FDIC receivable is reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded until cash is received from the FDIC. The FDIC receivable and claims receivable from the FDIC are both included in "FDIC Receivable for Loss Share Agreements" on our Consolidated Statements of Financial Condition.

For further discussion of our acquisitions, loan and indemnification asset accounting, see Notes 1, 5, 6 and 11 of the notes to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

Income Taxes

Income Tax Expense. The calculation of our income tax expense requires significant judgment and the use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial, regulatory and industry guidance. In analyzing our overall tax position, we consider the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, we adjust income tax balances appropriately through the income tax provision. We maintain reserves for income tax uncertainties at levels we believe are adequate to absorb probable payments. Actual amounts paid, if any, could differ significantly from these estimates.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We assess deferred tax assets based on expected realizations, and we establish a valuation allowance in situations where it is "more likely than not" that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against the net deferred tax asset is not needed at December 31, 2014.

Balance Sheet Review

General

At December 31, 2014, we had total assets of approximately $2.9 billion, consisting principally of $1.3 billion in net organic loans, $107.8 million in net purchased non-credit impaired loans, $196.1 million in net purchased credit impaired loans, $640.1 million in investment securities, $22.3 million in FDIC receivable, $8.6 million in other real estate owned and $481.2 million in cash and cash equivalents. Our liabilities at December 31, 2014 totaled $2.4 billion, consisting principally of $2.4 billion in deposits. At December 31, 2014, our shareholders' equity was $464.1 million.

At December 31, 2013, we had total assets of approximately $2.6 billion, consisting principally of $1.1 billion in net organic loans, $240.1 million in net purchased credit impaired loans, $387.0 million in investment securities, $107.8 million in FDIC receivable, $47.2 million in other real estate owned and $598.7 million in cash and cash equivalents. Our liabilities at December 31, 2013 totaled $2.2 billion, consisting principally of $2.1 billion in deposits. At December 31, 2013, our shareholders' equity was $437.2 million.

Investments

Our investment portfolio consists of U.S. Government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. Government agency securities, municipal securities, corporate bonds and asset-backed securities. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. Our investment securities were up $253.0 million, or 65.4%, compared to December 31, 2013. At December 31, 2014, we had $640.1 million in our available-for-sale investment securities portfolio representing approximately 22.2% of our total assets, compared to $387.0 million, or 14.9% of total assets, at December 31, 2013. Our increased investment in securities was primarily due to management's decision to gain a greater return on liquid assets, which grew in 2014. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile. We acquired and retained $12.9 million in investment securities from the Bank of Atlanta acquisition, which also attributed to the increase in the portfolio.

At December 31, 2014, $117.3 million, or 18.3%, of our available-for-sale securities were invested in securities of U.S. Government agencies, compared to $81.1 million, or 21.0%, at December 31, 2013. U.S. Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises ("GSEs") or collateralized by loans that are guaranteed by the Small Business Administration ("SBA") and are, therefore, backed by the full faith and credit of the U.S. Government. At December 31, 2014, $352.5 million, or 55.1%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $175.9 million, or 45.5%, as of December 31, 2013. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac"). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association ("Ginnie Mae"), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At December 31, 2014, $115.0 million, or 18.0% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $117.6 million, or 30.4%, at December 31, 2013. Substantially all of our nonagency mortgage-backed securities were purchased at significant market discounts compared to par value. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

At December 31, 2014, $26.7 million, or 4.2%, of our available-for-sale securities were invested in asset-backed securities, compared to $2.9 million, or .8%, as of December 31, 2013. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At December 31, 2014, $22.6 million or 3.5%, of our available-for-sale securities were invested in corporate securities, compared to no investment in corporate securities at December 31, 2013. Corporate securities currently consist of short duration debt issued by investment grade corporations.

The following table is a summary of our available-for-sale investment portfolio at the periods presented (dollars in thousands):

	December 31
	2014		2013		2012
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$116,830	$117,349	$80,692	$81,111	$59,101	$60,508
States and political subdivisions	5,881	5,897	9,317	9,367	11,726	12,132
Residential mortgage-backed securities — nonagency	109,344	115,031	110,900	117,647	131,183	139,761
Residential mortgage-backed securities — agency	351,769	352,528	176,503	175,926	88,373	91,005
Asset-backed securities	26,820	26,700	2,936	2,940	—	—
Corporate securities	22,577	22,581	—	—	398	495
Equity securities	—	—	51	57	—	—
Total investment securities available-for-sale	$633,221	$640,086	$380,399	$387,048	$290,781	$303,901

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

	Distribution of Maturities (1)
December 31, 2014	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$20,005	$74,409	$3,938	$18,478	$116,830
States and political subdivisions	4,023	1,858	—	—	5,881
Residential mortgage-backed securities — nonagency	—	—	—	109,344	109,344
Residential mortgage-backed securities — agency	—	—	298,786	52,983	351,769
Asset-backed securities	—	—	4,910	21,910	26,820
Corporate securities	—	22,577	—	—	22,577
Total debt securities	$24,028	$98,844	$307,634	$202,715	$633,221

Fair Value (1):
U.S. Government securities	$20,025	$74,462	$4,092	$18,770	$117,349
States and political subdivisions	4,028	1,869	—	—	5,897
Residential mortgage-backed securities — nonagency	—	—	—	115,031	115,031
Residential mortgage-backed securities — agency	—	—	299,589	52,939	352,528
Asset-backed securities	—	—	4,875	21,825	26,700
Corporate securities	—	22,581	—	—	22,581
Total debt securities	$24,053	$98,912	$308,556	$208,565	$640,086

Weighted Average Yield (2):
Total debt securities	.50%	1.33%	1.40%	2.41%	1.68%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of approximately $1.6 billion at December 31, 2014 and $1.3 billion at December 31, 2013. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic loans increased $196.9 million, or 17.5%, to $1.3 billion at December 31, 2014 from December 31, 2013, as we continue to originate well-underwritten loans. The successful execution towards our goal of streamlining the credit process has improved our efficiency. In addition, continued training and recruiting of experienced loan officers has provided us with the opportunity to close larger and more complex deals than we historically have. Finally, the overall business environment continues to rebound from recessionary conditions.

Purchased Loans

Purchased non-credit impaired loans from the Bank of Atlanta acquisition were $107.8 million at December 31, 2014. Net of the $32.3 million increase related to acquisitions of both a failed bank loan portfolio from the FDIC and merger with Bank of Atlanta during 2014, our purchased credit impaired loans decreased $51.2 million, or 19.9%, to $206.3 million at December 31, 2014 from December 31, 2013. Our purchased credit impaired loans declined as these loans were paid off or charged-off and claims were submitted to the FDIC for loss share reimbursement for those loans subject to agreements with the FDIC. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our acquisition activity.

The following tables summarizes the composition of our loan portfolio for the periods presented (dollars in thousands):

	Years Ended December 31
	2014					2013				2012
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$310,987	$2,166	$24,544	$337,697	20.7%	$251,043	$35,383	$286,426	20.7%	$230,448	$81,288	$311,736	21.3%
Other commercial real estate	609,478	26,793	58,680	694,951	42.5%	550,474	67,573	618,047	44.8%	457,729	139,010	596,739	40.9%
Total commercial real estate	920,465	28,959	83,224	1,032,648	63.2%	801,517	102,956	904,473	65.5%	688,177	220,298	908,475	62.2%
Residential real estate	91,448	43,669	78,793	213,910	13.1%	66,835	95,240	162,075	11.7%	43,179	142,032	185,211	12.7%
Owner-occupied real estate	188,933	22,743	42,168	253,844	15.5%	174,858	54,436	229,294	16.6%	172,445	86,612	259,057	17.7%
Commercial, financial & agricultural	90,930	11,635	1,953	104,518	6.4%	71,006	4,289	75,295	5.5%	73,680	24,980	98,660	6.8%
Leases	19,959	—	—	19,959	1.2%	—	—	—	—%	—	—	—	—%
Consumer	8,658	791	201	9,650.6%		9,259	573	9,832.7%		8,021	791	8,812.6%
Total gross loans receivable, net of deferred fees	1,320,393	107,797	206,339	1,634,529	100.0%	1,123,475	257,494	1,380,969	100.0%	985,502	474,713	1,460,215	100.0%
Allowance for loan and lease losses	(18,392)	—	(10,246)	(28,638)		(16,656)	(17,409)	(34,065)		(14,660)	(55,478)	(70,138)
Total loans, net	$1,302,001	$107,797	$196,093	$1,605,891		$1,106,819	$240,085	$1,346,904		$970,842	$419,235	$1,390,077

	Years Ended December 31
	2011				2010
	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$162,382	$190,110	$352,492	23.3%	$70,899	$261,872	$332,771	26.0%
Other commercial real estate	307,814	233,575	541,389	35.8%	173,571	240,245	413,816	32.4%
Total commercial real estate	470,196	423,685	893,881	59.1%	244,470	502,117	746,587	58.4%
Residential real estate	33,738	189,109	222,847	14.7%	22,051	203,809	225,860	17.7%
Owner-occupied real estate	139,128	143,523	282,651	18.7%	41,623	136,576	178,199	13.9%
Commercial, financial & agricultural	51,251	49,607	100,858	6.7%	24,157	82,006	106,163	8.3%
Consumer	6,716	6,230	12,946.8%		10,548	10,459	21,007	1.7%
Total gross loans receivable, net of deferred fees	701,029	812,154	1,513,183	100.0%	342,849	934,967	1,277,816	100.0%
Allowance for loan and lease losses	(10,207)	(59,277)	(69,484)		(5,351)	—	(5,351)
Total loans, net	$690,822	$752,877	$1,443,699		$337,498	$934,967	$1,272,465

Maturities and Sensitivity of Loans to Changes in Interest Rates

       The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturities. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because some borrowers have the right to prepay obligations without prepayment penalties.

The following summarizes the loan maturity distribution by type and related interest rate characteristics for our total loan portfolio (dollars in thousands):

December 31, 2014	One year or less	After one but within five years	After five years	Total
Commercial real estate	$252,396	$663,359	$116,893	$1,032,648
Residential real estate	36,767	95,584	81,559	213,910
Owner-occupied real estate	30,802	87,251	135,791	253,844
Commercial, financial & agricultural	23,519	51,782	29,217	104,518
Leases	—	18,055	1,904	19,959
Consumer	2,872	6,494	284	9,650
Total gross loans	$346,356	$922,525	$365,648	$1,634,529

Gross loans maturing after one year with:
Fixed interest rates	$510,257
Floating or adjustable interest rates	777,916
Total gross loans	$1,288,173
FDIC Receivable for Loss Share Agreements and Clawback Liability

In connection with each of our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC and recorded a receivable from the FDIC, which represents the estimated reimbursements we expect to receive from losses we incur as we dispose of loans and other real estate covered under loss share agreements. Three of our commercial loss share agreements expired in 2014; however, a large portion of our purchased credit impaired loans and acquired other real estate are still covered under loss share agreements. At December 31, 2014, 48.2% of our outstanding principal balance of purchased credit impaired loans and 39.4% of our acquired other real estate assets, which we define as other real estate acquired in our failed bank transactions or as a result of purchased credit impaired loans being foreclosed on subsequent to acquisition, were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us either 80% or 95% of all losses we incur in connection with those assets.

At December 31, 2014, we had $99.5 million of purchased credit impaired loans and $3.3 million of acquired other real estate owned subject to reimbursement under loss share agreements. Of this amount, $9.2 million of purchased credit impaired loans and $1.3 million of acquired other real estate owned are associated with commercial loss share agreements that expire in 2015. Any impairment of the FDIC receivable resulting from improvements to cash flow estimates on covered assets is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement. The only portion of the FDIC receivable related to each applicable loss share agreement that will remain upon the expiration of such loss share agreement will be for claims on losses submitted to the FDIC prior to the time the agreement expired, but for which we have not yet received reimbursement. Any recoveries on commercial assets during the three-year period following expiration of the loss share coverage will be shared with the FDIC generally at 80% or 95%, depending on the threshold included in the loss share agreement. Any losses on formerly covered assets after the applicable loss share agreement expires will not be eligible for reimbursement from the FDIC. We do not anticipate that these losses will be material to our overall financial results. The purchased credit impaired loans for which loss share has expired, will continue to be subject to the quarterly re-estimation of cash flows. The acquired other real estate owned is carried at the lower of cost or fair value less estimated costs to sell, with periodic reviews of the carrying value.

The FDIC receivable for loss share agreements was $22.3 million at December 31, 2014, a decrease of $85.5 million, or 79.3%, from $107.8 million at December 31, 2013. The decrease in the FDIC receivable for 2014 as compared to 2013 was primarily the result of $45.3 million in cash collected from the FDIC on realized losses on our covered assets. Additionally, we recognized $15.8 million of amortization expense resulting from impairments to the FDIC receivable as cash flow estimates improved for certain of our covered loans. Of the remaining FDIC receivable, $14.7 million is currently scheduled for future amortization over its estimated weighted average life of five quarters. This time frame for amortization is driven, in large part, by the fact that our earliest failed bank acquisitions were our largest transactions and the commercial loss share agreements for these transactions expired in 2014.

At the end of each of the loss share agreements with the FDIC, with the exception of the six bank subsidiaries of Security Bank Corporation, we will be required to reimburse the FDIC in the event that losses on covered assets do not reach certain benchmarks as defined in the loss share agreements, which we refer to as the clawback liability. The potential reimbursement to the FDIC is based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At December 31, 2014, we recorded a clawback liability of $5.7 million to the FDIC related to the First Security National Bank, NorthWest Bank & Trust, United Americas Bank, Community Capital Bank and Piedmont Community Bank acquisitions. The liability is reported in "other liabilities" on our consolidated statements of financial condition.

Allowance for Loan and Lease Losses (ALLL)

The ALLL represents the amount that management believes is necessary to absorb probable losses inherent in the loan portfolio at the balance sheet date and involves a high degree of judgment and complexity. The ALLL is critical to the portrayal and understanding of our financial condition, liquidity and results of operations. The determination and application of the ALLL accounting policy involves judgments, estimates and uncertainties that are subject to change. Changes in these assumptions, estimates or the conditions surrounding them may have a material impact on our financial condition, liquidity and results of operations.

At December 31, 2014, our total ALLL for the loan portfolio was $28.6 million, a decrease of $5.4 million compared to December 31, 2013. The ALLL reflected net charge-offs of $5.4 million and provision for loan losses of $2.9 million for the year ended December 31, 2014.

Organic loans

The ALLL on our organic loan portfolio is determined based on factors such as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans and economic conditions that may affect the borrower's ability to pay. The ALLL for organic loans consists of two components: a specific reserve and a general reserve. The specific reserve is representative of identified credit exposures that are readily predictable by the current performance of the borrower and the underlying collateral and relates to loans that are individually determined to be impaired. The general reserve is based on historical loss experience adjusted for current economic factors and relates to nonimpaired loans. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, rate risk and unusual events or significant changes in personnel, policies and procedures. The qualitative analysis requires judgment by management and is subject to continuous validation.

At December 31, 2014, our organic ALLL increased $1.7 million to $18.4 million, compared to $16.7 million at December 31, 2013. The increase in our organic ALLL at December 31, 2014 is primarily from $2.8 million of provision for loan losses charged to expense for the year ended December 31, 2014 offset by net charge-offs of $1.0 million as a result of organic loan growth.

Purchased loans

We maintain an allowance for loan and lease losses on purchased loans based on credit deterioration subsequent to the acquisition date. In accordance with the accounting guidance for business combinations, there was no allowance for loan and lease losses brought forward on any of our purchased loans as any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At December 31, 2014, we recorded no ALLL for purchased non-credit impaired loans as the credit discounts recorded at acquisition exceeded any ALLL calculated. We had no purchased non-credit impaired loans until our acquisition of Bank of Atlanta in 2014.

The ALLL on our purchased credit impaired loan portfolio is determined based on expected future cash flows. On the date of acquisition, management determines which purchased credit impaired loans are placed in homogeneous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALLL is required.

The ALLL analysis on purchased credit impaired loans represents management's estimate of the potential impairment of the acquired loans, or pools of acquired loans, subsequent to the original acquisition date. We established the purchased credit impaired ALLL due to additional credit deterioration in our purchased credit impaired loan portfolio subsequent to initial fair value estimates. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. The potentially higher yield is recorded as accretion income on purchased credit impaired loans on our consolidated statements of income. If actual losses exceed the estimated losses, we record a provision for loan losses on purchased credit impaired loans as an expense on our consolidated statements of income. If actual losses are less than our previously estimated losses, we reduce the purchased credit impaired ALLL by recording a negative provision for loan losses on purchased credit impaired loans up to the amount of the ALLL previously recorded. We record the provision for loan losses on purchased credit impaired loans that are covered by loss share agreements with the FDIC net of the amount that will be recovered by us under the related
FDIC loss share agreements on our consolidated statements of income.

At December 31, 2014, our purchased credit impaired ALLL decreased $7.2 million to $10.2 million, compared to $17.4 million at December 31, 2013. The decrease in the purchased credit impaired ALLL was primarily due to a decrease in the balance of purchased credit impaired loans as loans were resolved during the year. The provision for loan losses charged to expense for the year ended December 31, 2014 was $121,000 net of the amount recorded through the FDIC receivable, compared to a provision of negative $4.4 million for the same period in 2013. At December 31, 2014, our overall outstanding purchased credit impaired loan portfolio balance continued to decline with an ending balance of $206.3 million compared to $257.5 million at December 31, 2013. The overall purchased credit impaired loan portfolio continues to perform in excess of our initial projections at the applicable acquisition dates. However, the performance is not uniform across all asset classes, specifically reviewed loans and loan pools. Despite the net positive credit trends in purchased credit impaired loans, there remains the potential for future volatility within the provision for loan losses on purchased credit impaired loans.

For organic loans and purchased non-credit impaired loans, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience. For purchased credit impaired loans, the provision for loan losses will be most significantly influenced by differences in actual credit losses resulting from the resolution of purchased credit impaired loans from the estimated credit losses used in determining the estimated fair values of such purchased credit impaired loans as of their acquisition or re-estimation dates.

The following table summarizes the activity in our ALLL related to our organic loans for the periods presented (dollars in thousands):

	Years Ended December 31
ALLL: Organic Loans	2014	2013	2012	2011	2010
Balance, at the beginning of period	$16,656	$14,660	$10,207	$5,351	$2,524
Charge-offs:
Construction, land & land development	1,267	4	287	504	57
Other commercial real estate	—	186	223	107	—
Total commercial real estate	1,267	190	510	611	57
Residential real estate	1	38	75	74	298
Owner-occupied real estate	—	49	—	536	29
Commercial, financial & agricultural	256	114	75	104	76
Consumer	28	26	9	419	749
Total charge-offs	$1,552	$417	$669	$1,744	$1,209
Recoveries on loans previously charged-off:
Construction, land & land development	291	160	3	—	—
Other commercial real estate	1	279	71	—	79
Total commercial real estate	292	439	74	—	79,000
Residential real estate	26	20	2	8	2
Owner-occupied real estate	5	5	—	14	—
Commercial, financial & agricultural	186	24	6	7	—
Consumer	4	5	5	89	—
Total recoveries	$513	$493	$87	$118	$81
Net charge-offs (recoveries)	1,039	(76)	582	1,626	1,128
Provision for loan losses	2,775	1,920	5,035	6,482	3,955
Balance, at end of period	$18,392	$16,656	$14,660	$10,207	$5,351
ALLL to organic loans	1.39%	1.48%	1.49%	1.46%	1.56%
Ratio of net charge-offs (recoveries) to average loans outstanding	.08%	(.01)%	.07%	.29%	.69%

There were no impairments related to our purchased credit impaired loans prior to 2011; therefore, there were no charge-offs, recoveries or provision for purchased credit impaired loan losses prior to 2011. In addition, we had no purchased non-credit impaired loans until our acquisition of Bank of Atlanta in 2014 and we recorded no ALLL for purchased non-credit impaired loans in 2014. The following table summarizes the activity in our ALLL related to our purchased credit impaired loans for the years presented (dollars in thousands):

	Years Ended December 31
ALLL: Purchased Credit Impaired Loans	2014	2013	2012	2011
Balance, at the beginning of period	$17,409	$55,478	$59,277	$—
Charge-offs:
Construction, land & land development	4,619	15,942	40,101	10,479
Other commercial real estate	7,683	9,612	10,158	4,425
Total commercial real estate	12,302	25,554	50,259	14,904
Residential real estate	1,228	2,697	4,544	1,356
Owner-occupied real estate	2,775	4,619	5,038	1,535
Commercial & industrial	1,409	2,856	2,123	1,534
Consumer	64	263	12	—
Total charge-offs	$17,778	$35,989	$61,976	$19,329
Recoveries on loans previously charged-off:
Construction, land & land development	5,194	13,296	6,342	2
Other commercial real estate	3,488	5,365	657	1
Total commercial real estate	8,682	18,661	6,999	3
Residential real estate	1,491	5,500	169	—
Owner-occupied real estate	1,429	3,637	357	—
Commercial & industrial	1,714	3,494	15	22
Consumer	68	1,223	—	—
Total recoveries	$13,384	$32,515	$7,540	$25
Net charge-offs	4,394	3,474	54,436	19,304
(Recovery of) provision for loan losses before amount attributable to FDIC loss share agreements	(2,769)	(34,595)	50,637	78,581
Amount attributable to FDIC loss share agreements	2,890	30,188	(40,556)	(58,547)
Total provision for (recovery of) loan losses charged to operations	$121	$(4,407)	$10,081	$20,034
(Recovery of) provision for loan losses recorded through the FDIC loss share receivable	(2,890)	(30,188)	40,556	58,547
Balance, at end of period	$10,246	$17,409	$55,478	$59,277
ALLL to purchased credit impaired loans	4.97%	6.76%	11.69%	7.30%
Ratio of net charge-offs to average purchased credit impaired loans outstanding	1.96%	1.03%	8.34%	2.34%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL for organic loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	December 31
	2014		2013		2012		2011		2010
Organic Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Construction, land & land development	$6,199	19.0%	$3,667	18.2%	$3,479	15.8%	$2,422	10.7%	$2,252	5.5%
Other commercial real estate	6,935	37.3%	7,496	39.9%	6,016	31.4%	4,001	20.4%	1,006	13.6%
Total commercial real estate	13,134	56.3%	11,163	58.0%	9,495	47.1%	6,423	31.1%	3,258	19.1%
Residential real estate	1,190	5.6%	1,015	4.8%	1,050	3.0%	561	2.2%	246	1.7%
Owner-occupied real estate	1,928	11.5%	2,535	12.7%	2,486	11.8%	2,304	9.2%	797	3.3%
Commercial, financial & agricultural	1,770	5.6%	1,799	5.2%	1,497	5.1%	765	3.4%	836	1.9%
Leases	262	1.2%	—	—%	—	—%	—	—%	—	—%
Consumer	108.5%		144.7%		132.5%		154.4%		214.8%
Total allowance for organic loans	18,392	80.7%	16,656	81.4%	14,660	67.5%	10,207	46.3%	5,351	26.8%
Total allowance for purchased loans	10,246	19.3%	17,409	18.6%	55,478	32.5%	59,277	53.7%	—	73.2%
Total allowance for loan and lease losses	$28,638	100.0%	$34,065	100.0%	$70,138	100.0%	$69,484	100.0%	$5,351	100.0%

There were no impairments related to our purchased credit impaired loans prior to 2011; therefore, there were no charge-offs, recoveries or provision for loan losses prior to 2011, and therefore no ALLL on purchased credit impaired loans. In addition, we had no purchased non-credit impaired loans until our acquisition of Bank of Atlanta in 2014 and we recorded no ALLL for purchased non-credit impaired loans in 2014. The following table presents the allocation of the ALLL on our purchased loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	December 31
	2014		2013		2012		2011
Purchased Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Construction, land & land development	$1,987	1.7%	$4,341	2.5%	$13,522	5.5%	$25,300	12.6%
Other commercial real estate	3,474	5.2%	6,885	4.9%	13,630	9.5%	12,032	15.4%
Total commercial real estate	5,461	6.9%	11,226	7.5%	27,152	15.1%	37,332	28.0%
Residential real estate	2,298	7.5%	2,481	6.9%	21,545	9.7%	14,372	12.5%
Owner-occupied real estate	1,916	4.0%	1,950	3.9%	4,021	5.9%	4,202	9.5%
Commercial, financial & agricultural	567.8%		1,680.3%		2,607	1.7%	3,371	3.3%
Consumer	4.1%		72	—%	153.1%		—	.4%
Total allowance for purchased loans	10,246	19.3%	17,409	18.6%	55,478	32.5%	59,277	53.7%
Total allowance for organic loans	18,392	80.7%	16,656	81.4%	14,660	67.5%	10,207	46.3%
Total allowance for loan and lease losses	$28,638	100.0%	$34,065	100.0%	$70,138	100.0%	$69,484	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, other real estate owned and foreclosed property. For organic and purchased non-credit impaired loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

We do not consider our purchased credit impaired loans acquired with evidence of deteriorated credit quality to be nonperforming assets as long as their cash flows and timing of such cash flows continue to be estimable and probable. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. As a result, management has excluded purchased credit impaired loans from the table in this section.

Loans, excluding purchased credit impaired loans, that have been placed on nonaccrual are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. The majority of our loans, excluding purchased credit impaired loans, that are on nonaccrual are collateral dependent and, therefore, are valued using the fair value method of collateral. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

For nonaccrual organic impaired loans, we will record either a specific allowance or a charge-off against the ALLL if an impairment analysis indicates a collateral deficiency. For nonaccrual purchased non-credit impaired if an impairment analysis indicates a collateral deficiency, a specific allowance or charge-off against the ALLL is recorded only if the collateral deficiency exceeds the fair value mark recognized at acquisition. The ALLL is evaluated at least quarterly to ensure it is sufficient to absorb all estimated credit losses in the loan portfolio given the facts and circumstances as of the evaluation date.

Loans, excluding purchased credit impaired loans, that are nonperforming remain on nonaccrual status until the factors that previously indicated doubtful collectability on a timely basis no longer exist. Specifically, we look at the following factors before returning a nonperforming loan to performing status: documented evidence of debt service capacity; adequate collateral; and a minimum of six months of satisfactory payment performance.

Loan modifications on organic and purchased non-credit impaired loans constitute a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrower that we would not otherwise consider. For loans that are considered troubled debt restructurings, we either compute the present value of expected future cash flows discounted at the original loan's effective interest rate or we may measure impairment based on the observable market price of the loan or the fair value of the collateral when the troubled debt restructuring is deemed collateral dependent. We record the difference between the carrying value and fair value of the loan as a charge-off or valuation allowance, as the situation may warrant.

Loan modifications on purchased credit-impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At December 31, 2014, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO), consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan and lease losses at the time of foreclosure. For acquired OREO (other real estate acquired in our failed bank transactions or as a result of purchased credit impaired loans being foreclosed on subsequent to acquisition), the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. For banking premises no longer used for a specific business purpose, the property is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell, with any excess of the carrying value over the fair value less estimated costs to sell recorded to gain or loss. At December 31, 2014, our acquired OREO totaled $8.5 million, a decrease of $37.7 million from 2013. While the volume of sales activity has been consistent, the volume of purchased loans transferred to foreclosures has declined, as our purchased credit impaired loan portfolios have seasoned.

The following tables set forth our nonperforming assets for the years presented (dollars in thousands):

	December 31
	2014	2013	2012	2011	2010
Organic Assets
Nonaccrual loans	$1,245	$1,396	$2,633	$2,161	$3,639
Troubled debt restructurings not included above	4,301	869	2,083	—	—
Total nonperforming loans	5,546	2,265	4,716	2,161	3,639
Other real estate owned	74	965	1,115	1,210	75
Total organic assets	$5,620	$3,230	$5,831	$3,371	$3,714
Accruing Loans 90 days or more past due	—	—	—	—	—
Nonperforming loans to total organic loans	.42%	.20%	.48%	.31%	1.06%
Nonperforming assets to total organic loans and other real estate owned	.43%	.29%	.59%	.48%	1.08%

Purchased Assets
Nonaccrual loans	$107	$—	$—	$—	$—
Troubled debt restructurings not included above	—	—	—	—	—
Total nonperforming loans	107	—	—	—	—
Other real estate owned	8,494	46,222	45,062	84,496	155,981
Total nonperforming purchased assets	$8,601	$46,222	$45,062	$84,496	$155,981
Nonperforming loans to total purchased loans	.03%	—%	—%	—%	—%
Nonperforming assets to total purchased loans and other real estate owned	2.67%	15.22%	8.67%	9.42%	14.30%

Total Nonperforming Assets
Total nonperforming loans	$5,653	$2,265	$4,716	$2,161	$3,639
Total nonperforming assets	$14,221	$49,452	$50,893	$87,867	$159,695
Total nonperforming loans to total loans	.35%	.16%	.32%	.14%	.28%
Total nonperforming assets to total loans and other real estate owned	.87%	3.46%	3.38%	5.50%	11.14%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $14.2 million, or .9% of total loans and other real estate owned, at December 31, 2014, compared to $49.5 million, or 3.5% at December 31, 2013. Of the $14.2 million in nonperforming assets at December 31, 2014, $3.3 million related to other real estate owned covered by loss share agreements with the FDIC. Of the $49.5 million in nonperforming assets at December 31, 2013, $46.2 million related to acquired other real estate owned covered by loss share agreements with the FDIC. Covered assets accounted for 23.5% and 93.5% of total nonperforming assets at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing interest. At December 31, 2014 and 2013, a significant portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due. However, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $104,000 for 2014. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans was approximately $127,000 for 2014.

Potential problem loans, excluding purchased credit impaired loans, amounted to $3.4 million, or .2%, of total organic and purchased non-credit impaired loans outstanding at December 31, 2014, compared to $8.3 million, or .7%, of total organic loans outstanding at December 31, 2013. Potential problem loans are those loans where management has a concern about the financial health of a borrower that causes management to have serious doubts as to the ability of the borrower to comply with the present loan terms.
Deposits
Total deposits at December 31, 2014 were $2.4 billion, an increase of $263.4 million from December 31, 2013. The fair value of deposits acquired in our acquisition of Bank of Atlanta on October 1, 2014 totaled $148.8 million, contributing to this increase. During 2014, we also continued to enhance our deposit product offerings for commercial customers. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through 2014, as we reduced our reliance on time deposits and grew our noninterest-bearing deposits by $109.2 million from December 31, 2013. At December 31, 2014, our noninterest-bearing deposits were $577.3 million and represented 24.1% of total deposits. The increase in noninterest-bearing deposits primarily resulted from commercial checking account activity. Also attributing to the increase was the addition of $27.5 million in noninterest-bearing deposits from the Bank of Atlanta acquisition. Average noninterest-bearing deposits increased $77.2 million, or 18.7%, for the year ended December 31, 2014 compared to the same period in 2013.

At December 31, 2014, interest-bearing transaction accounts increased $128.0 million from December 31, 2013. The majority of the increase was related to the Bank of Atlanta acquisition in which we acquired $121.0 million in interest-bearing transaction accounts. Furthermore, interest-bearing deposits in savings and money market accounts increased $62.5 million at December 31, 2014, primarily resulting from our acquisition of Bank of Atlanta. Also attributing to the increase was business development activity in commercial and municipal deposits. Time deposits, excluding brokered and wholesale, decreased $26.7 million during 2014 due to our strategy of reducing our reliance on higher cost funding. We were not able to renew all maturing deposits as customers with CDs maturing in 2014 were offered lower rates at renewal resulting in some customers choosing not to renew or opting to invest in other products.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 35 basis points for the year ended December 31, 2014, compared to 38 basis points for the year ended December 31, 2013.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	December 31
	2014		2013		2012
	Amount	% of total	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$577,295	24.1%	$468,138	22.0%	$387,450	18.0%
Interest-bearing transaction accounts	495,966	20.7%	367,983	17.3%	355,651	16.6%
Savings and money market deposits	954,626	39.9%	892,136	41.9%	949,631	44.2%
Time deposits less than $250,000	247,757	10.4%	267,308	12.6%	318,635	14.8%
Time deposits $250,000 or greater	18,946.8%		26,130	1.2%	30,386	1.4%
Brokered and wholesale time deposits	97,092	4.1%	106,630	5.0%	106,683	5.0%
Total deposits	$2,391,682	100.0%	$2,128,325	100.0%	$2,148,436	100.0%

The maturity distribution of our time deposits of $250,000 or greater is as follows (dollars in thousands):

December 31, 2014
Three months or less	$3,441
Over three through six months	4,459
Over six though twelve months	5,048
Over twelve months	5,998
Total time deposits of $250,000 or greater	$18,946

The following table shows the average balance amounts and the average rates paid on deposits held by us for the dates indicated (dollars in thousands):

	Years Ended December 31
	2014		2013		2012
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Noninterest-bearing demand deposits	$489,749	—%	$412,575	—%	$342,353	—%
Interest-bearing transaction accounts	386,112.13%		335,804.11%		317,688.12%
Savings and money market deposits	910,748.45%		927,722.43%		1,029,521.48%
Time deposits less than $250,000	248,696.53%		294,275.61%		387,747.86%
Time deposits $250,000 or greater	33,466.79%		30,058.90%		16,429.97%
Brokered and wholesale time deposits	97,458.99%		106,764.93%		71,868.95%
Total deposits	$2,166,229		$2,107,198		$2,165,606

Capital Resources

We maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At December 31, 2014, shareholders' equity was $464.1 million, or 16.1% of total assets, compared to $437.2 million, or 16.8% of total assets, at December 31, 2013. The primary factors affecting changes in shareholders' equity were our net income and share-based compensation, offset by dividends declared during the year and changes in accumulated other comprehensive income, discussed below.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board ("FRB") imposes similar capital regulations on bank holding companies. To be considered "well capitalized" under capital guidelines, State Bank must maintain total risk-based capital, Tier I capital and leverage ratios of 10%, 6%, and 5%, respectively. To be considered "adequately capitalized" under capital guidelines, the Company must maintain total risk-based capital of 8% and Tier I and leverage ratios of 4%. At December 31, 2014, we exceeded all minimum regulatory capital requirements.

The Company and State Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at December 31, 2014.

The following table shows the Company's and State Bank's regulatory capital ratios:

	December 31
	2014	2013	2012
Tier 1 risk-based capital ratio
Company	23.12%	27.85%	29.25%
State Bank	18.63%	24.06%	26.68%
Total risk-based capital ratio
Company	24.37%	29.11%	30.54%
State Bank	19.88%	25.32%	27.98%
Leverage ratio
Company	15.90%	16.55%	15.49%
State Bank	12.84%	14.28%	14.14%

At December 31, 2014, the Company's leverage ratio decreased compared to December 31, 2013, as a result of the change in accumulated other comprehensive income and the increase in disallowed goodwill and servicing assets from our acquisition of Bank of Atlanta. State Bank's leverage ratio decreased compared to December 31, 2013, mainly as a result of $59.0 million in dividend payments made to the Company to pay the merger consideration for the Company's acquisitions of Atlanta Bancorporation, Inc. and Georgia-Carolina Bancshares, Inc. At December 31, 2014, Tier 1 and Total Risk-Based Capital ratios declined for both the Company and State Bank compared to December 31, 2013, as a result of the declaration of dividends, the increase in risk-weighted assets and the change in accumulated other comprehensive income, offset by net income during 2014. The increase in risk-weighted assets was mainly attributed to the growth in our organic loan portfolio, the addition of the purchased non-credit impaired loan portfolio, and the purchased credit impaired loans that have been removed from loss share coverage following the expiration of our largest commercial loss share agreements in 2014, all of which have higher risk-weights than loans covered by FDIC loss share agreements. Also contributing to the increase in risk-weighted assets from 2013 to 2014 was a total decline of $243.5 million in both the loan portfolio covered by FDIC loss share agreements and the FDIC receivable, which are assigned low risk-weights. As loss share agreements continue to expire and as we continue to seek to increase our organic and purchased loan portfolios (not subject to FDIC loss share agreements), we expect our total risk-weighted assets to increase.

In July 2013, the Federal Reserve announced its approval of a final rule to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Act. The framework requires banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking institutions. For the largest, most internationally active banking organizations, the rule includes a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. In terms of quality of capital, the final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The phase-in for covered banking organizations began in January 2015, while the phase-in period for advanced approaches organizations began in January 2014. The U.S. implementation of the new capital and liquidity standards is not expected to significantly impact the Company and our subsidiary banks as our current capital levels far exceed those required under the new rules.

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. At December 31, 2014, State Bank had no dividend capacity to pay dividends to the Company without prior regulatory approval; however, at March 13, 2015, State Bank had the capacity to pay $16.3 million in dividends to the Company without prior regulatory approval.

At December 31, 2014, the Company had $85.6 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. In the third quarter of 2014, State Bank paid a $25.0 million dividend to us to fund the merger with Atlanta Bancorporation, Inc. and its wholly-owned subsidiary, Bank of Atlanta. The merger was completed on October 1, 2014. In the fourth quarter of 2014, State Bank paid a $34.0 million dividend to us to fund the merger with Georgia-Carolina Bancshares, Inc. and its wholly-owned subsidiary, First Bank of Georgia. The merger was completed on January 1, 2015. In March 2014, we paid a cash dividend of $.03 per common share to our shareholders. In June 2014, September 2014 and December 2014 we paid a cash dividend of $.04 per common share to our shareholders. On February 11, 2015, we declared a quarterly dividend of $.05 per common share to be paid on March 17, 2015 to shareholders of record of our common stock as of March 9, 2015. The dividend represents an increase of $.01 per common share, or 25%, over the dividend paid in the fourth quarter of 2014.

We currently have a level of capitalization that will support significant growth, and the long term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we recently closed on mergers with Atlanta Bancorporation, Inc. and Georgia-Carolina Bancshares, Inc. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, which may require the payment of a fee by the borrower. At December 31, 2014, unfunded commitments to extend credit were $427.2 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction and consumer equity lines of credit. Based on experience, we anticipate a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At December 31, 2014, there were commitments totaling approximately $5.2 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
December 31, 2014	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Time deposits, including accrued interest payable	$364,302	$239,798	$116,024	$8,354	$126
Operating lease obligations	24,115	3,465	6,180	5,233	9,237
Total contractual obligations	$388,417	$243,263	$122,204	$13,587	$9,363

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds to meet the operating, capital and strategic needs of the Company and State Bank. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions. Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of certainty.
The asset portion of the balance sheet provides liquidity primarily through scheduled payments, maturities and repayments of loans and investment securities. Cash and short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks are also sources of funding.

At December 31, 2014, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $481.2 million, or 16.7% of total assets compared to $598.7 million, or 23.0% of total assets at December 31, 2013. Our available-for-sale securities at December 31, 2014 amounted to $640.1 million, or 22.2% of total assets compared to $387.0 million, or 14.9% of total assets at December 31, 2013. Investment securities not pledged as collateral and lines of credit traditionally provide a secondary source of liquidity because they can be converted into cash in a timely manner. Investment securities with an aggregate fair value of $283.4 million and $132.0 million at December 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2014, core deposits were 144.6% of net loans, compared with 150.8% at December 31, 2013. We maintain seven federal funds lines of credit with correspondent banks totaling $150.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2014, we had no advances from the FHLB and a remaining credit availability of $157.8 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $246.0 million secured by certain loans from our loan portfolio.

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

Through the use of derivatives, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At December 31, 2014, we had interest rate swaps and caps with aggregate notional amounts of $177.2 million and $200.0 million, respectively. The fair value of these derivative financial assets was $3.9 million at December 31, 2014, compared to $8.1 million at December 31, 2013. The fair value of the derivative financial liabilities was $1.7 million at December 31, 2014, compared to $764,000 at December 31, 2013. Note 15 to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K provides additional information on these contracts.

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

This earnings simulation model projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate-sensitive assets and rate-sensitive liabilities will reprice, (3) the expected growth in various interest-earning assets and interest-bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) cash flow and accretion expectations from purchased credit impaired loans, and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our changes in net interest income assuming interest rates go up 100 basis points, up 200 basis points, down 100 basis points and down 200 basis points. We also model more extreme rises in interest rates (e.g. up 500 basis points). For purposes of this model, we have assumed that the changes in interest rates phase in over a 12-month period. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest-bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2015. Based on the simulation run at December 31, 2014, annual net interest income would be expected to increase approximately 2.50%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 6.25%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 1.26%. We also measure changes in net interest income over a longer time horizon. If rates increased 100 basis points from current rates, net interest income is projected to increase approximately 3.52% over the next 24 months. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 8.62% over the next 24 months. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 1.93% over the next 24 months. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The increase in asset sensitivity at December 31, 2014 was primarily due to the change in our deposit beta assumptions. A historical deposit study over previous rate cycles was used to the develop the new assumptions.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	December 31, 2014	December 31, 2013
+200	6.25%	1.61%
+100	2.50	.40
-100	(1.26)	.67
-200	Not meaningful	Not meaningful

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

2014 compared to 2013

Our net interest income on a taxable equivalent basis was $146.3 million for 2014, a decrease of $39.8 million, or 21.4%, from 2013. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities was 5.76% for 2014, compared to 8.20% for 2013, a decrease of 244 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets was 5.91% for 2014, compared to 8.32% for 2013, a decrease of 241 basis points.

The yield on average earning assets was 6.21% for 2014, compared to 8.67% for 2013, a decrease of 246 basis points, driven primarily by a $43.6 million decrease in accretion income on purchased credit impaired loans, largely as a result of a decrease in the balance of average purchased credit impaired loans of $113.9 million, or 33.7%. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on when purchased credit impaired loans that are accounted for in pools have loan pools close and the timing of customer payments. Our yield on purchased credit impaired loans decreased to 35.26% for 2014, down 102 basis points from 2013. The modest decline in our yield on purchased credit impaired loans is due to the level of gains from pool closings in relation to average purchased credit impaired loans. Gains from pool closings declined to 1,193 basis points of average purchased credit impaired loans in 2014 from 1232 basis points of average purchased credit impaired loans in 2013. Our yield on loans, excluding purchased credit impaired loans, was 5.12% for 2014, compared to 5.63% for 2013, a 51 basis point decrease, primarily resulting from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 1.81% for 2014, down 71 basis points from 2013, primarily driven by our deployment of excess cash on the balance sheet into securities with lower yields. We expect that our reinvestment into lower-yielding securities, due to the current interest rate environment and our focus on maintaining a short duration portfolio, will continue to produce lower overall yields in our investment portfolio.

The average rate on interest-bearing liabilities was .45% for 2014, a decrease of two basis points from 2013. The average rate paid on interest-bearing deposits was .43% for 2014, a decrease of one basis point from 2013, and the average balance of interest-bearing deposits outstanding was $1.7 billion for 2014, a decrease of $18.1 million from 2013. The decline in the average rate paid on interest-bearing deposits was the result of our continued shift in our deposit mix away from higher-cost money market accounts and time deposits to lower cost transaction deposits. Our cost of funds was 35 basis points for 2014, down three basis points from 2013.

2013 compared to 2012

Our net interest income on a taxable equivalent basis was $186.1 million for 2013, an increase of $26.5 million, or 16.6%, from 2012. Our net interest spread on a taxable equivalent basis was 8.20% for 2013, compared to 7.52% for 2012, an increase of 68 basis points. Our net interest margin on a taxable equivalent basis was 8.32% for 2013, compared to 7.59% for 2012, an increase of 73 basis points.

The yield on average earning assets was 8.67% for 2013, compared to 8.05% for 2012, an increase of 62 basis points, driven primarily by increases in our yield on purchased credit impaired loans. The yield on our purchased credit impaired loans increased to 36.28% for 2013, compared to 15.68% for 2012, resulting from a $20.1 million, or 19.6%, increase in accretion income on purchased credit impaired loans, even while average purchased credit impaired loans decreased $315.4 million, or 48.3%, over the same period. The increase in accretion income on our purchased credit impaired loans is attributable primarily to gains on loan pools that closed in 2013 as well as increases in estimated cash flows and earlier than expected payoffs. Gains from pool closings totaled $41.6 million in 2013 as compared to $14.7 million in 2012. The increase in our yield on purchased credit impaired loans was partially offset by decreases in our yield on loans, excluding purchased credit impaired loans and our investment portfolio. Our yield on loans, excluding purchased credit impaired loans, was 5.63% for 2013, compared to 6.45% for 2012, a decrease of 82 basis points, primarily driven by competitive pressures and the prolonged low interest rate environment. The yield on our investment portfolio was 2.52% for 2013, down 99 basis points from 2012, primarily driven by higher-yielding nonagency mortgage-backed securities becoming a smaller percentage of our investments portfolio. In 2013, cash flows from our nonagency mortgage-backed securities were reinvested into lower-yielding agency-backed securities thus lowering the overall yield. Continued reinvestment into lower-yielding bonds, due to the current interest rate environment, is expected to produce lower overall yields in our bond portfolio.

The average rate on interest-bearing liabilities was .47% for 2013, a decrease of six basis points from 2012, resulting from both declines in the average rate paid on and average balances of interest-bearing deposits outstanding. The average rate paid on interest-bearing deposits was .44% for 2013, a decrease of eight basis points from 2012, while the average balance of interest-bearing deposits outstanding was $1.7 billion for 2013, a decrease of $128.6 million from 2012. The decline in the average rate paid was a result of an overall decrease in our deposit rates and a concerted effort to reduce our cost of funding. Contributing to the overall lower rate paid on interest-bearing deposit accounts was our continued shift in our deposit mix away from higher-cost money market accounts and time deposits to lower cost transaction deposits. Our cost of funds was 38 basis points for 2013, down seven basis points from 2012.

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

	Years Ended December 31
	2014			2013			2012
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$483,523	$1,276.26%		$450,268	$1,207.27%		$281,450	$695.25%
Investment securities (1)	510,142	9,245	1.81%	359,276	9,044	2.52%	308,297	10,809	3.51%
Loans, excluding purchased credit impaired loans (2) (3)	1,258,074	64,462	5.12%	1,089,959	61,321	5.63%	859,414	55,395	6.45%
Purchased credit impaired loans	223,656	78,857	35.26%	337,542	122,466	36.28%	652,953	102,413	15.68%
Total earning assets	2,475,395	153,840	6.21%	2,237,045	194,038	8.67%	2,102,114	169,312	8.05%
Total nonearning assets	186,117			363,538			564,492
Total assets	$2,661,512			$2,600,583			$2,666,606
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$386,112	$491.13%		$335,804	$373.11%		$317,688	$386.12%
Savings & money market deposits	910,748	4,120.45%		927,722	3,963.43%		1,029,521	4,956.48%
Time deposits less than $250,000	248,696	1,316.53%		294,275	1,787.61%		387,747	3,345.86%
Time deposits $250,000 or greater	33,466	263.79%		30,058	270.90%		16,429	159.97%
Brokered and wholesale time deposits	97,458	966.99%		106,764	993.93%		71,868	683.95%
Advances from FHLB (4)	82	1	1.22%	—	—	—%	—	—	—%
Notes Payable	3,524	362	10.27%	4,747	544	11.46%	2,531	216	8.53%
Securities sold under agreements to repurchase and federal funds purchased	1,259	1.08%		2,887	3.10%		3,537	4.11%
Total interest-bearing liabilities	1,681,345	7,520.45%		1,702,257	7,933.47%		1,829,321	9,749.53%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	489,749			412,575			342,353
Other liabilities	40,866			57,368			74,775
Shareholders’ equity	449,552			428,383			420,157
Total liabilities and shareholders’ equity	$2,661,512			$2,600,583			$2,666,606
Net interest income		$146,320			$186,105			$159,563
Net interest spread			5.76%			8.20%			7.52%
Net interest margin			5.91%			8.32%			7.59%
Cost of funds			.35%			.38%			.45%

(1) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $33,000, $53,000 and $114,000 for 2014, 2013 and 2012, respectively.
(2)   Includes average nonaccruing loans of $2.9 million, $3.3 million and $3.7 million for 2014, 2013 and 2012, respectively.

(3) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $286,000, $311,000 and $167,000 for 2014, 2013 and 2012, respectively.
(4) Advances from FHLB were assumed with the Bank of Atlanta acquisition and were repaid when they matured in October of 2014.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Years Ended December 31
	2014 compared to 2013			2013 compared to 2012
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease)(1)	Volume	Rate	Total Increase (Decrease)(1)
Interest income:
Loans	$9,101	$(5,960)	$3,141	$14,095	$(8,401)	$5,694
Loan accretion	(41,257)	(2,352)	(43,609)	(74,036)	94,089	20,053
Investment securities	3,196	(2,995)	201	1,421	(3,186)	(1,765)
Interest-bearing deposits in other financial institutions	89	(20)	69	434	78	512
Total interest income	(28,871)	(11,327)	(40,198)	(58,086)	82,580	24,494

Interest expense:
Deposits	(78)	(152)	(230)	(591)	(1,552)	(2,143)
Advances from FHLB	1	—	1	—	—	—
Notes payable	(137)	(45)	(182)	212	116	328
Securities sold under repurchase agreements and federal funds purchased	(2)	—	(2)	(1)	—	(1)
Total interest expense	(216)	(197)	(413)	(380)	(1,436)	(1,816)
Net interest income	$(28,655)	$(11,130)	$(39,785)	$(57,706)	$84,016	$26,310

(1) Amounts shown as increase (decrease) due to changes in either volume or rate include an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the ALLL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. Please see the discussion above, under “Balance Sheet Review — Allowance for Loan and Lease Losses (ALLL)” for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

We recorded a provision for loan losses related to organic loans of $2.8 million, $1.9 million and $5.0 million, for the years ended December 31, 2014, 2013 and 2012, respectively. The amount of organic loan loss provision recorded in each year was the amount required such that the total allowance for loan losses reflected the appropriate balance, in management's opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national & local economic conditions.

We did not record an ALLL at acquisition for our purchased loans as these loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. We recorded no provision for loan losses related to our purchased non-credit impaired loans for the year ended December 31, 2014. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similarly with the method described above for originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.

We recorded a provision for loan losses related to purchased credit impaired loans of $121,000 for the year ended December 31, 2014, compared to a negative provision of $4.4 million as of December 31, 2013 and provision for loan losses of $10.1 million for 2012. For purchased credit impaired loans, we re-estimate expected cash flows on a quarterly basis. We record a provision for loan losses during the period for any decline in expected cash lows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured. During 2014 and 2013, we saw net improvements in our expected cash flows on purchased credit impaired loans from our original acquisition date estimates, which resulted in the full or partial reversal of previously recorded impairment on certain purchased credit impaired loans. As compared to the respective prior cash flow re-estimations, the improvement in expected cash flow in 2014 was less than that in 2013, which led to a lower provision recovery prior to the amount attributable to loss share agreements in 2014 as compared to 2013.

Noninterest Income

Noninterest income for 2014 totaled negative $398,000, down $70.5 million from negative $70.9 million in 2013. Noninterest income for 2013 totaled negative $70.9 million, up $51.2 million from negative $19.8 million in 2012. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	December 31
	2014	2013	2012
Service charges on deposits	$4,834	$5,156	$5,117
Payroll fee income	3,700	3,143	622
ATM income	2,471	2,448	2,425
Bank-owned life insurance income	1,334	1,354	1,396
Mortgage banking income	835	1,008	1,231
SBA income	477	—	—
Gain on sale of investment securities	246	1,081	318
Gain on FHLB stock redemptions	—	—	1,215
Other	1,490	2,747	479
Noninterest income before amortization of FDIC receivable for loss share agreements	15,387	16,937	12,803
Amortization of FDIC receivable for loss share agreements	(15,785)	(87,884)	(32,569)
Total noninterest income	$(398)	$(70,947)	$(19,766)

2014 compared to 2013

Payroll fee income increased $557,000, or 17.7%, to $3.7 million in 2014 from 2013, as a result of an increase in the number of payroll clients and an increase in penetration of existing clients with new payroll products and services.

SBA income increased $477,000 to $477,000 in 2014 from 2013, primarily as a result of our acquisition of Bank of Atlanta, which contributed additional volume to our existing SBA portfolio. Gain on sale of investment securities decreased $835,000, or 77.2%, to $246,000 in 2014 from 2013, as a result of larger gains realized in 2013 from asset liability management decisions to shorten the duration of the investment portfolio.

Other noninterest income decreased $1.3 million, or 45.8%, to $1.5 million in 2014 from 2013. Included in other noninterest income were net losses of $609,000 in hedge ineffectiveness in 2014, compared to net gains of $840,000 in hedge ineffectiveness in 2013. The ineffectiveness during 2014 and 2013 resulted from the fair value of the swaps changing more than the value change on the underlying assets. Additionally, other noninterest income included loan prepayment fees of $1.3 million for 2014, an increase of $206,000 from 2013, as a result of an increase in penalties from certain loan prepayments.

Net amortization of the FDIC receivable decreased $72.1 million, or 82.0%, to $15.8 million in 2014 from 2013. The decrease in amortization expense is due, in large part, to the significant reduction in the balance of the FDIC receivable over this period, including the effect of the expiration of our largest commercial loss share agreements in 2014, as the majority of the amortization related to these agreements was recorded in prior periods. In addition, to the extent that currently estimated cash flows on purchased credit impaired loans covered by loss share agreements are higher than our original estimates, our projected losses and related reimbursements from the FDIC under the loss share agreements will be less. This results in an impairment of the FDIC receivable that is recorded as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement.

2013 compared to 2012

Payroll fee income increased $2.5 million, or 405.3%, to $3.7 million in 2014 from 2013, as a result of the first full year operating Altera Payment Solutions. Gain on sale of investment securities increased $763,000, or 239.9%, to $1.1 million in 2013 from 2012, as a result of asset liability management decisions to shorten the duration of the investment portfolio.

Other noninterest income increased $2.3 million, or 473.5%, to $2.7 million in 2013 from 2012. Included in other noninterest income were net gains of $840,000 in hedge ineffectiveness in 2013, compared to net losses of $164,000 in hedge ineffectiveness in 2012. The ineffectiveness during 2013 and 2012 resulted from the fair value of the swaps changing more than the value change on the underlying assets. Additionally, other noninterest income included loan prepayment fees of $1.1 million for 2013, an increase of $738,000 from 2012, as a result of an increase from certain loan prepayments.

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

Noninterest Expense

Noninterest expense for 2014 totaled $93.5 million, down $4.5 million from 2013. Noninterest expense for 2013 totaled $98.0 million, up $8.7 million from 2012. The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	December 31
	2014	2013	2012
Salaries and employee benefits	$62,093	$62,236	$54,536
Occupancy and equipment	9,898	9,767	9,845
Data processing	7,053	6,087	5,668
Legal and professional fees	3,440	4,989	6,624
Marketing	1,824	1,504	2,171
Federal deposit insurance premiums and other regulatory fees	1,420	2,315	1,824
Amortization of intangibles	694	1,202	1,029
Loan collection and OREO costs	480	4,339	1,960
Other	6,566	5,528	5,579
Total noninterest expense	$93,468	$97,967	$89,236

2014 compared to 2013

Salaries and employee benefits remained relatively stable year over year and decreased $143,000, or .2%, to $62.1 million in 2014 from 2013. Total employees at December 31, 2014 and 2013 were virtually unchanged, as reductions in our Special Assets Division were offset with personnel additions in mortgage origination, SBA lending and payroll services. In addition, salaries and employee benefits of $1.1 million were incurred in 2014 related to the Bank of Atlanta acquisition. Share-based compensation was $714,000 higher in 2014. These increases were offset by lower salary expense associated with ongoing efficiency efforts. Legal and professional fees decreased $1.5 million, or 31.0%, to $3.4 million in 2014 from 2013, primarily as a result of decreases in consulting, audit, and accounting fees due to greater reliance on internal resources and fewer outsourced internal audit engagements during the year.

Marketing expense increased $320,000, or 21.3%, to $1.8 million in 2014 from 2013, as a result of increased branding efforts in the commercial marketplace. Our FDIC deposit insurance premiums and other regulatory fees decreased $895,000, or 38.7%, to $1.4 million in 2014 from 2013, resulting from a lower rate assessment due primarily to the effect of a decrease in the trailing twelve months average purchased credit impaired loans net charge-offs in 2014 as compared to 2013.

Loan collection and OREO costs decreased $3.9 million, or 88.9%, to $480,000 in 2014 from 2013. The decrease in loan collection and OREO costs is primarily due to a reduction in the volume and related expenses associated with the other real estate owned from our failed bank transactions. Additionally, we recognized approximately $1.8 million in net gains on the disposal of other real estate owned in 2014 compared to net losses of $391,000 in 2013.

Other expense increased $1.0 million, or 18.8%, to $6.6 million in 2014 from 2013 primarily as a result of merger expenses related to our acquisitions of Atlanta Bancorporation, Inc. and Georgia-Carolina Bancshares, Inc. Merger expenses of approximately $795,000 were recorded during 2014.

2013 compared to 2012

Salaries and employee benefits expense increased $7.7 million, or 14.1%, to $62.2 million in 2013 from 2012. The increase was primarily a result of severance expenses of $2.6 million related to ongoing efficiency efforts, $1.9 million of higher incentive accruals, $1.6 million related to Altera Payment Solutions and $542,000 of additional share-based compensation expense. Also contributing to the year-over-year increase is primarily the full effect related to the addition of new personnel, outside of salary expenses related to Altera Payment Solutions. Legal and professional fees decreased $1.6 million, or 24.7%, to $5.0 million in 2013 from 2012, primarily as a result of decreases in consulting, audit, and accounting fees due to greater reliance on internal resources.

Marketing expense decreased $667,000, or 30.7%, to $1.5 million in 2013 from 2012, as a result of more efficient marketing, in which we used more targeted advertising and promotions. FDIC deposit insurance premiums and other regulatory fees increased $491,000, or 26.9%, to $2.3 million in 2013 from 2012 primarily due to a higher rate assessment related to an increase in the trailing twelve month average purchased credit impaired loan net charge-offs in 2013 as compared to 2012.

Loan collection and OREO costs increased $2.4 million, or 121.4%, to $4.3 million in 2013 from 2012, resulting from a lower amount of gains realized on the disposal of other real estate owned, as well as the write-off of expenses previously recorded as a receivable from the FDIC under loss share agreements that were determined to be uncollectible from the FDIC. Other expense remained relatively stable year over year and decreased $51,000, or .9%, to $5.5 million in 2014 from 2013.

Income Taxes

      Our provision for income taxes was $18.3 million in 2014, compared to $6.6 million in 2013 and $12.4 million in 2012. Our effective income tax rates were 37.2%, 34.0% and 35.3%, respectively, for 2014, 2013 and 2012. The effective tax rates for all periods were affected by various factors including amounts of non-taxable income, non-deductible expenses and tax credits. A reconciliation between the income tax expense and the amounts computed by applying the statutory federal income tax rate for the years ended December 31, 2014, 2013 and 2012 is included in Note 22 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Fourth Quarter Results (Taxable Equivalent)

Net income for the fourth quarter of 2014 was $7.6 million, or $.22 per diluted common share, compared to $11.5 million, or $.34 per diluted common share, in the third quarter of 2014. The following discussion highlights recent factors impacting our results of operations and financial condition.

       Net interest income on a taxable equivalent basis was $32.6 million for the fourth quarter ended December 31, 2014 compared to $38.0 million for the third quarter ended September 30, 2014. The decrease in net interest income of $5.4 million was primarily a result of a $7.0 million decrease in accretion income on purchased credit impaired loans offset by a $1.3 million increase in interest income on loans. The decrease in accretion income on purchased credit impaired loans in the fourth quarter of 2014 was due primarily to gains from purchased credit impaired loan pools that closed out in the third quarter of 2014 that were not repeated in the fourth quarter of 2014. Interest expense was relatively flat and increased $66,000 for the fourth quarter of 2014 from the third quarter of 2014.

       Our provision for loan loss expense was $1.2 million for the fourth quarter ended December 31, 2014 compared to $416,000 for the third quarter ended September 30, 2014. The increase was largely driven by organic loan growth during the fourth quarter.

       Noninterest income excluding accretion (amortization) of the FDIC receivable for loss share agreements was $5.3 million for the fourth quarter ended December 31, 2014, compared to $3.6 million for the third quarter ended September 30, 2014. The increase was due primarily to an increase of $852,000 in prepayment fees on loans, an increase of $477,000 in SBA income and an increase of $175,000 in payroll fee income. Total noninterest income for the fourth quarter ended December 31, 2014, which includes accretion (amortization) of the indemnification asset, was $6.9 million compared to $3.4 million for the third quarter ended September 30, 2014. Accretion of the indemnification asset was $1.7 million in the fourth quarter of 2014 compared to amortization of the indemnification asset of $196,000 in the third quarter of 2014. Upon expiration of two commercial loss share agreements in the fourth quarter, we determined that actual collections would exceed our estimated collections, thereby reducing the reserve allocated for disallowed claims resulting in the reversal to accretion from amortization of the indemnification asset.

Noninterest expense was $25.8 million for the fourth quarter ended December 31, 2014 compared to $22.5 million for the third quarter ended September 30, 2014. The increase in noninterest expense of $3.3 million was primarily attributable to increases in salaries and employee benefits of $3.2 million. The increase in salaries and employee benefits for the fourth quarter of 2014 included approximately $1.5 million in severance costs related to executive management realignment and headcount reductions and $1.1 million related to retention payments and increased personnel from the Bank of Atlanta merger.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's December 31, 2014 Annual Report on Form 10-K under the heading "Asset-Liability Management", which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Financial Data (Unaudited)

	2014
	Quarterly Periods Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Interest income, tax equivalent basis	$34,552	$39,899	$35,036	$44,353
Interest expense	1,923	1,857	1,846	1,894
Net interest income, tax equivalent basis	32,629	38,042	33,190	42,459
Taxable equivalent adjustment	(84)	(82)	(77)	(76)
Net interest income	32,545	37,960	33,113	42,383
Provision for loan losses	1,189	416	701	590
Accretion (amortization) of FDIC receivable for loss share agreements	1,652	(196)	(1,949)	(15,292)
Other noninterest income	5,285	3,624	3,348	3,130
Noninterest expense	25,799	22,510	22,076	23,083
Income before income taxes	12,494	18,462	11,735	6,548
Income taxes	4,909	6,958	4,228	2,226
Net income	$7,585	$11,504	$7,507	$4,322

Common Share Data
Basic net income per share	$.24	$.36	$.23	$.13
Diluted net income per share	$.22	$.34	$.22	$.13
Cash dividends declared per share	$.04	$.04	$.04	$.03

Weighted Average Common Shares Outstanding
Basic	32,271,537	32,206,889	32,126,260	32,094,473
Diluted	33,935,366	33,755,595	33,589,797	33,644,135

Market Data
High Sales Price	$20.35	$17.58	$18.12	$19.69
Low Sales Price	$16.12	$16.06	$15.22	$16.50
Period-end Closing	$19.98	$16.24	$16.91	$17.69
Average Daily Trading Volume	161,368	82,440	110,107	92,411

Selected Quarterly Financial Data (Unaudited) (Continued)

	2013
	Quarterly Periods Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Interest income, tax equivalent basis	$66,415	$46,407	$43,673	$37,543
Interest expense	1,961	1,981	1,995	1,996
Net interest income, tax equivalent basis	64,454	44,426	41,678	35,547
Taxable equivalent adjustment	(108)	(84)	(86)	(86)
Net interest income	64,346	44,342	41,592	35,461
(Recovery of) provision for loan losses	(98)	269	(623)	(2,035)
Amortization of FDIC receivable for loss share agreements	(31,372)	(18,971)	(20,762)	(16,779)
Other noninterest income	3,990	4,513	4,258	4,176
Noninterest expense	22,718	23,124	25,461	26,664
Income (loss) before income taxes	14,344	6,491	250	(1,771)
Income taxes	4,927	2,142	113	(615)
Net income (loss)	$9,417	$4,349	$137	$(1,156)

Common Share Data
Basic net income (loss) per share	$.29	$.14	$—	$(.04)
Diluted net income (loss) per share	$.28	$.13	$—	$(.04)
Cash dividends declared per share	$.03	$.03	$.03	$.03

Weighted Average Common Shares Outstanding
Basic	32,086,781	31,998,901	31,918,677	31,908,776
Diluted	33,519,550	33,296,650	33,124,681	31,908,776

Market Data
High Sales Price	$18.50	$16.64	$16.33	$16.74
Low Sales Price	$15.31	$14.94	$14.30	$15.50
Period-end Closing	$18.19	$15.87	$15.03	$16.37
Average Daily Trading Volume	131,713	91,794	77,359	60,460

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2014, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting at December 31, 2014 is effective.

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

The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting at December 31, 2014. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting at December 31, 2014, is included in this Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
State Bank Financial Corporation

We have audited the internal control over financial reporting of State Bank Financial Corporation and Subsidiary (“Company”) as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, State Bank Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of State Bank Financial Corporation and Subsidiary as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31 2014, and our report dated March 13, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
State Bank Financial Corporation

We have audited the accompanying consolidated statements of financial condition of State Bank Financial Corporation and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bank Financial Corporation and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal controls over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 13, 2015

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands)

	December 31
	2014	2013
Assets
Cash and amounts due from depository institutions	$10,550	$8,518
Interest-bearing deposits in other financial institutions	470,608	590,231
Cash and cash equivalents	481,158	598,749
Investment securities available-for-sale	640,086	387,048
Loans (including covered loans of $99,530 and $257,494 at 2014 and 2013, respectively)	1,634,529	1,380,969
Allowance for loan and lease losses	(28,638)	(34,065)
Loans, net	1,605,891	1,346,904
Mortgage loans held for sale	3,174	897
Other real estate owned (including covered OREO of $3,347 and $46,222 at 2014 and 2013, respectively)	8,568	47,187
Premises and equipment, net	35,286	33,318
Goodwill	10,606	10,381
Other intangibles, net	2,752	1,986
SBA servicing rights	1,516	—
FDIC receivable for loss share agreements	22,320	107,843
Bank-owned life insurance	41,479	40,145
Other assets	29,374	30,930
Total assets	$2,882,210	$2,605,388
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$577,295	$468,138
Interest-bearing deposits	1,814,387	1,660,187
Total deposits	2,391,682	2,128,325
Securities sold under agreements to repurchase	—	1,216
Notes payable	2,771	5,682
Other liabilities	23,662	32,982
Total liabilities	2,418,115	2,168,205
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding at 2014 and 2013, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,269,604 and 32,094,145 shares issued and outstanding at 2014 and 2013, respectively	323	321
Additional paid-in capital	297,479	295,379
Retained earnings	162,373	136,313
Accumulated other comprehensive income, net of tax	3,920	5,170
Total shareholders' equity	464,095	437,183
Total liabilities and shareholders' equity	$2,882,210	$2,605,388

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31
	2014	2013	2012
Interest income:
Loans	$64,176	$61,010	$55,228
Loan accretion	78,857	122,466	102,413
Investment securities	9,212	8,991	10,695
Deposits with other financial institutions	1,276	1,207	695
Total interest income	153,521	193,674	169,031
Interest expense:
Deposits	7,156	7,386	9,529
Federal Home Loan Bank advances	1	—	—
Notes payable	362	544	216
Federal funds purchased and repurchase agreements	1	3	4
Total interest expense	7,520	7,933	9,749
Net interest income	146,001	185,741	159,282
Provision for (recovery of) loan losses	2,896	(2,487)	15,116
Net interest income after provision for (recovery of) loan losses	143,105	188,228	144,166
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(15,785)	(87,884)	(32,569)
Service charges on deposits	4,834	5,156	5,117
Mortgage banking income	835	1,008	1,231
Gain on sale of investment securities	246	1,081	318
Gain on FHLB stock redemptions	—	—	1,215
Payroll fee income	3,700	3,143	622
ATM income	2,471	2,448	2,425
Bank-owned life insurance income	1,334	1,354	1,396
SBA income	477	—	—
Other	1,490	2,747	479
Total noninterest income	(398)	(70,947)	(19,766)
Noninterest expense:
Salaries and employee benefits	62,093	62,236	54,536
Occupancy and equipment	9,898	9,767	9,845
Data processing	7,053	6,087	5,668
Legal and professional fees	3,440	4,989	6,624
Marketing	1,824	1,504	2,171
Federal insurance premiums and other regulatory fees	1,420	2,315	1,824
Amortization of intangibles	694	1,202	1,029
Loan collection and OREO costs	480	4,339	1,960
Other	6,566	5,528	5,579
Total noninterest expense	93,468	97,967	89,236
Income before income taxes	49,239	19,314	35,164
Income tax expense	18,321	6,567	12,422
Net income	$30,918	$12,747	$22,742
Basic net income per share	$.96	$.40	$.72
Diluted net income per share	$.92	$.38	$.69
Cash dividends declared per common share	$.15	$.12	$.06
Weighted Average Shares Outstanding:
Basic	32,175,363	31,978,844	31,696,358
Diluted	33,736,352	33,290,565	32,890,274

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31
	2014	2013	2012
Net income	$30,918	$12,747	$22,742
Other comprehensive (loss) income, net of tax:
Net change in unrealized (losses) gains	(1,974)	(4,125)	17,557
Amounts reclassified for losses (gains) realized and included in earnings	13	(1,041)	(318)
Other comprehensive (loss) income, before income taxes	(1,961)	(5,166)	17,239
Income tax (benefit) expense	(711)	(1,808)	6,034
Other comprehensive (loss) income, net of income taxes	(1,250)	(3,358)	11,205
Comprehensive income	$29,668	$9,389	$33,947

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2011	2,686,827	31,721,236	$317	$293,074	$106,574	$(2,677)	$397,288
Exercise of stock warrants	(19,999)	17,929	1	166	—	—	167
Share-based compensation	—	—	—	779	—	—	779
Repurchase of stock warrants	(26,545)	—	—	(55)	—	—	(55)
Restricted stock activity	—	169,500	1	(1)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	11,205	11,205
Common stock dividends, $.06 per share	—	—	—	—	(1,910)	—	(1,910)
Net income	—	—	—	—	22,742	—	22,742
Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216
Exercise of stock warrants	(15,000)	11,666	—	100	—	—	100
Share-based compensation	—	—	—	1,321	—	—	1,321
Repurchase of stock warrants	(1,459)	—	—	(3)	—	—	(3)
Restricted stock activity	—	173,814	2	(2)	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	(3,358)	(3,358)
Common stock dividends, $.12 per share	—	—	—	—	(3,840)	—	(3,840)
Net income	—	—	—	—	12,747	—	12,747
Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183
Exercise of stock warrants	(42,633)	38,477	—	195	—	—	195
Share-based compensation	—	—	—	2,035	—	—	2,035
Repurchase of stock warrants	—	—	—	—	—	—	—
Restricted stock activity	—	136,982	2	(130)	(28)	—	(156)
Change in accumulated other comprehensive income	—	—	—	—	—	(1,250)	(1,250)
Common stock dividends, $.15 per share	—	—	—	—	(4,830)	—	(4,830)
Net income	—	—	—	—	30,918	—	30,918
Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Dollars in thousands)

	Years Ended December 31
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$30,918	$12,747	$22,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	7,275	3,970	2,749
Provision for (recovery of) loan losses	2,896	(2,487)	15,116
Accretion on acquisitions, net	(63,072)	(34,582)	(69,844)
Gains on sales of other real estate owned	(14,928)	(21,193)	(29,600)
Writedowns of other real estate owned	13,173	21,584	29,948
Net decrease (increase) in FDIC receivable for covered losses	21,597	4,991	(41,619)
Funds collected from FDIC	45,251	125,960	222,180
Deferred income taxes	(10,181)	(44,397)	(8,886)
Proceeds from sales of mortgage loans held for sale	34,369	45,631	60,750
Originations of mortgage loans held for sale	(36,632)	(41,707)	(59,432)
Gains on sales of available-for-sale securities	(246)	(1,081)	(318)
Gains on FHLB stock redemptions	—	—	(1,215)
Share-based compensation expense	2,035	1,321	779
Changes in fair value of SBA servicing rights	38	—	—
Changes in other assets and other liabilities, net	10,272	4,774	29,117
Net cash provided by operating activities	42,765	75,531	172,467
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(431,402)	(198,377)	(77,894)
Proceeds from sales and calls of investment securities available-for-sale	112,944	28,636	24,303
Proceeds from maturities and paydowns of investment securities available-for-sale	107,484	81,369	118,477
Loan originations, repayments and resolutions, net	(65,627)	119,995	58,845
Purchases of loans	(23,649)	—	—
Redemptions of Federal Home Loan Bank stock	—	—	5,897
Net purchases of premises and equipment	(4,348)	(2,182)	(1,671)
Proceeds from sales of other real estate owned	72,312	77,713	80,699
Purchase of assets of payroll company	—	—	(5,700)
Acquisition of Bank of Atlanta	(25,154)	—	—
Net cash (used in) provided by investing activities	(257,440)	107,154	202,956
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	81,704	80,688	90,262
Net increase (decrease) in interest-bearing customer deposits	32,863	(100,799)	(240,291)
Repayment from other borrowed funds	(5,000)	—	—
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(7,692)	(3,539)	6
Repurchase of stock warrants	—	(3)	(55)
Issuance of common stock	195	100	167
Restricted stock activity	(156)	—	—
Dividends paid to shareholders	(4,830)	(3,840)	(1,910)
Net cash provided by (used in) financing activities	97,084	(27,393)	(151,821)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Continued) (Dollars in thousands)

	Years Ended December 31
	2014	2013	2012
Net (decrease) increase in cash and cash equivalents	(117,591)	155,292	223,602
Cash and cash equivalents, beginning	598,749	443,457	219,855
Cash and cash equivalents, ending	$481,158	$598,749	$443,457

Cash Paid During the Period for:
Interest expense	$7,498	$8,046	$11,028
Income taxes	23,836	53,809	1,000
Supplemental Disclosure of Noncash Investing and Financing Activities:
Goodwill and fair value acquisition adjustments	$225	$—	$—
Unrealized (losses) gains on securities and cash flow hedges, net of tax	$(1,250)	$(3,358)	$11,205
Transfers of loans to other real estate owned	30,318	78,318	41,518
Acquisitions:
Assets acquired	$185,973	$—	$6,245
Liabilities assumed	161,044	—	545
Net assets	24,929	—	5,700

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Nature of Business and Summary of Significant Accounting Policies

The consolidated financial statements of State Bank Financial Corporation and Subsidiary (the "Company") include the financial statements of State Bank Financial Corporation and its wholly-owned subsidiary, State Bank and Trust Company (the "Bank" or "State Bank"). All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications of prior year amounts have been made to conform with the current year presentations. These reclassifications had no impact on prior years' net income, as previously reported.

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

(a) Nature of Business

        State Bank Financial Corporation is a bank holding company whose primary business is conducted through 21 full service branch offices of State Bank and Trust Company, its wholly-owned banking subsidiary. Through the Bank, the Company operates a full service banking business and offers a broad range of commercial and retail banking products to its customers, which range from Metro Atlanta to Middle Georgia. The Company is subject to regulations of certain federal and state agencies and is periodically examined by those regulatory agencies. A significant portion of the Company's loan portfolio was acquired through Federal Deposit Insurance Corporate (FDIC)-assisted acquisitions of failed banks and at December 31, 2014 approximately 48.2% of the Company's purchased credit impaired loans are covered by FDIC loss share agreements, which we refer to as "covered loans".

(b) Basis of Presentation

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates.

Significant estimates include the allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the amount and timing of expected cash flows from purchased credit impaired loans and, with respect to covered loans, the FDIC receivable for loss share agreements, and the fair value of investment securities and other financial instruments.

A substantial portion of the Company's loans are secured by real estate located in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in the real estate market conditions.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Investments

Management determines the appropriate classifications of investment securities at the time of purchase and reevaluates such designation as needed. At December 31, 2014 and 2013, the Company classified all of its investment securities as available-for-sale. Investments available-for-sale are reported at fair value, as determined by independent quotations. Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the effective interest rate method over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Realized gains and losses are derived using the specific identification method for determining the cost of securities sold and are recognized on the trade date.

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In connection with the assessment for other than temporary impairment of investment securities, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

Unrealized holding losses, other than those determined to be other than temporary, and unrealized holding gains are excluded from net income and are reported, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of shareholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At December 31, 2014 and 2013, the Company did not have any securities with other than temporary impairment.

Investment in stock of the Federal Home Loan Bank ("FHLB") is required of every federally insured financial institution which utilizes the FHLB's services. The investment in FHLB stock is included in "other assets" at its original cost basis, as cost approximates fair value since there is no readily determinable market value for such investments.

(e) Organic Loans

        Organic loans are loans originated by the Company that management has the intent and ability to hold for the foreseeable future, until maturity, or until payoff. Organic loans are reported at their principal amounts outstanding, net of unearned income, net of deferred loan fees and origination costs, net of unamortized premiums or discounts on purchased participation loans, and net of the allowance for loan losses. Interest income is recognized using the simple interest method on the daily balance of the principal amount outstanding. Unearned income, primarily arising from deferred loan fees net of certain origination costs, is amortized over the lives of the underlying loans using the effective interest rate method.

        Past due status is based on the contractual terms of the loan agreement. Generally, the accrual of interest income is discontinued and loans are placed on nonaccrual status when reasonable doubt exists as to the full, timely collection of interest or principal. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on nonaccrual loans when ultimately collected is recorded as a principal reduction. Nonaccrual loans are returned to accrual status when all principal and interest amounts contractually due are brought current. In addition, the future payments must be reasonably assured along with a period of at least six months of repayment performance by the borrower depending on the contractual payment terms. When it has been determined that a loan cannot be collected in whole or in part, then the uncollectible portion is charged-off.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company considers an organic loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings ("TDRs") and are included in impaired loans. The Company's policy requires that all impaired loans with contractual balances of $500,000 and greater be individually reviewed for impairment. Loans are reviewed for impairment based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral less disposal costs, as applicable, if the loan is collateral dependent. The Company's policy requires that large pools of smaller balance homogeneous loans, such as consumer, residential and installment loans, be collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan losses through a provision charge to earnings. All loans considered impaired are placed on nonaccrual status in accordance with policy. The interest portion of cash receipts on impaired loans are recorded as income when received unless full recovery of principal is in doubt whereby cash received is recorded as a reduction to the Company's recorded investment in the loan.

All organic impaired loans are reviewed at least quarterly. Reviews may be performed more frequently if material information is available before the next scheduled quarterly review. Existing valuations are reviewed to determine if additional discounts or new appraisals are required. The discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

(f) Purchased Loans

Purchased non-credit impaired

Loans acquired without evidence of deterioration in credit quality since origination, also referred to as purchased non-credit impaired loans (PNCI), are initially recorded at estimated fair value on the acquisition date. Premiums and discounts created when the loans are recorded at their estimated fair values at acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan's yield.

The Company accounts for performing loans acquired in business combinations using the contractual cash flows method whereby premiums and discounts are recognized using the interest method. There is no allowance for loan losses established at the acquisition date for purchased loans. Following the acquisition of these loans, the policies regarding nonaccrual and impaired loan status is consistent with that described above for organic loans. A provision for loan losses is recorded should there be deterioration in these loans subsequent to the acquisition.

Purchased credit impaired

Purchased credit impaired (PCI) loans, defined as acquired loans, which at acquisition, management determined it was probable that the Company would be unable to collect all contractual principal and interest payments due, are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and, if appropriate, an accretable discount. The nonaccretable discount, which is excluded from the carrying amount of acquired loans, is the difference between the contractually required payments and the cash flows expected to be collected at acquisition. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between actual prepayments and expected prepayments does not affect the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows results in either a reversal of the provision for loan losses or a reclassification of the difference from nonaccretable to accretable, both have a positive impact on the accretable discount.

All loans acquired in failed bank transactions are considered to have evidence of credit deterioration, as limited due diligence is afforded which does not allow a sufficient detailed review to classify the acquired loans into credit deterioration and performing categories. Covered loans, defined as loans covered by loss share agreements with the FDIC, are recorded at fair value at the date of acquisition, exclusive of expected cash flow reimbursements from the FDIC.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the time of acquisition, purchased credit impaired loans are either accounted for as specifically-reviewed or as part of a loan pool. Loan pools are created by grouping loans with similar risk characteristics, the intent being to create homogeneous pools. Loans are grouped into pools based on a combination of various factors including product type, cohort, risk classification and term. Loans remain in the assigned pool until the individual pools have resolved. Gains and losses on individual loans within pools are deferred and retained in the pools until the pool closes, which is either when all the loans are resolved or the pool’s aggregate recorded investment reaches zero.

(g) Allowance for Loan and Lease Losses ("ALLL")

        The ALLL represents the amount considered adequate by management to absorb losses inherent in the loan portfolio at the balance sheet date. The ALLL is adjusted through provisions for loan losses charged or credited to operations. The provisions are generated through loss analyses performed on organic loans, estimated additional losses arising on PNCI loans subsequent to acquisition and impairment recognized as a result of decreased expected cash flows on PCI loans due to further credit deterioration since the previous quarterly cash flow re-estimation. The ALLL consists of both specific and general components. Individual loans are charged off against the ALLL when management determines them to be uncollectible. Subsequent recoveries, if any, of loans previously charged-off are credited to the ALLL.

All known and inherent losses that are both probable and reasonable to estimate are recorded. While management utilizes available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require adjustments to the ALLL based on their judgment about information available at the time of their examination.

The Company assesses the adequacy of the ALLL quarterly with respect to organic and purchased loans. The assessment begins with a standard evaluation and analysis of the loan portfolio. All loans are consistently graded and monitored for changes in credit risk and possible deterioration in the borrower’s ability to repay the contractual amounts due under the loan agreements.

Allowance for loan and lease losses for organic loans:

The ALLL for organic loans consists of two components:

(1)a specific amount against identified credit exposures where it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreements; and
(2)a general amount based upon historical losses that are then adjusted for qualitative factors representative of various economic indicators and risk characteristics of the loan portfolio.

        Management establishes the specific amount by examining impaired loans. The majority of the Company's impaired loans are collateral dependent; therefore, nearly all of the specific allowances are calculated based on the fair value of the collateral less disposal costs, if applicable.

        Management establishes the general amount by reviewing the remaining loan portfolio (excluding those impaired loans discussed above) and incorporating allocations based on historical losses. The calculation of the general amount is subjected to qualitative factors that are somewhat subjective. The qualitative testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The qualitative factors consist of but are not limited to:

(1)economic factors including changes in the local or national economy;
(2)the depth of experience in lending staff;
(3)asset quality trends; and
(4)seasoning and growth rate of the portfolio segments.

        After assessing the applicable factors, the remaining amount is evaluated based on management's experience and the level of the organic ALLL is compared with historical trends and peer information as a reasonableness test.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loan and lease losses for purchased loans:

Purchased loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for purchased loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk and liquidity risk.

The Company maintains an ALLL on purchased loans based on credit deterioration subsequent to the acquisition date. For purchased credit impaired loans accounted for under ASC 310-30, management establishes an allowance for credit deterioration subsequent to the date of acquisition by quarterly re-estimating expected cash flows with any decline in expected cash flows recorded as impairment in the provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, the Company first reverses only previously recorded ALLL, then adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

For purchased loans that are not deemed impaired at acquisition, also referred to as purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.

For loans covered by loss share agreements with the FDIC, the required allowance is recorded gross and the related estimated reimbursement for losses due from the FDIC is recorded as an adjustment to the FDIC receivable.

(h) Mortgage Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value. Estimated fair value is determined on the basis of existing forward commitments or the current market value of similar loans. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

(i) Other Real Estate Owned

Other real estate owned consists of real property acquired through mergers and acquisitions, acquired through foreclosure in satisfaction of loans receivable, and bank premises formerly, but no longer, used for a specific business purpose. Other real estate is distinguished between organic and acquired consistent with the organic and purchased loan categories, respectively, at time of foreclosure.

Real estate acquired through foreclosure of loans, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less disposal costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. When properties are acquired through foreclosure of loans, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral, less estimated selling costs, is recognized and charged to the allowance for loan losses. Based upon management's evaluation of the real estate acquired through foreclosure, additional expense, when necessary, is recorded in current period earnings in an amount sufficient to reflect any estimated declines in fair value. Gains or losses recognized on the disposition of the properties are recorded in net costs of operations of other real estate in the consolidated statements of income.

Other real estate covered under loss share agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent adjustments to the estimated recoverable value of the other real estate result in a reduction of other real estate and a charge to other expense. The FDIC receivable is increased for the estimated amount to be reimbursed, with a corresponding offsetting amount recorded to other expense.

Banking premises are transferred at the lower of carrying value or fair value, less estimated selling costs and any write-down is expensed as incurred.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to income. Costs associated with holding covered other real estate are charged to income, net of any expected reimbursements from the FDIC relating to covered external expenses.

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
(k) Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangibles deemed to have an indefinite life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary. Also in connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base, and other identifiable intangible assets. Core deposit intangibles and other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives ranging up to 5 years.

(l) Small Business Administration ("SBA") Servicing Rights

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. This cash flow is commonly known as a servicing spread. For any guaranteed loans sold at a premium, SBA regulations require the lender to keep a minimum 100 basis points in servicing spread which includes a minimum service fee of 40 basis points and a minimum premium protection fee of 60 basis points. The servicing spread is recognized as a servicing asset to the extent the spread exceeds adequate compensation for the servicing function. The fair value of the servicing asset is measured on a recurring basis at the present value of future cash flows using market-based discount assumptions. The future cash flows for each asset are based on their unique characteristics and market-based assumptions for prepayment speeds, default and voluntary prepayments. For non-guaranteed portions of servicing assets, future cash flows are estimated using loan specific assumptions for losses and recoveries. Adjustments to fair value are recorded as a component of "other noninterest expense" on the consolidated statements of income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

(m) FDIC Receivable for Loss Share Agreements and Clawback Liability

The FDIC receivable for loss share agreements is measured separately from the related covered assets and is not contractually embedded in the assets or transferable should the assets be sold. The fair value of the FDIC receivable was estimated at acquisition using projected cash flows related to loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC. The FDIC receivable is reviewed and updated prospectively as loss estimates related to covered assets change and as reimbursements are received or are expected to be received from the FDIC. Improvements in the credit quality or cash flows of covered loans (reflected as an adjustment to yield and accreted into income over the remaining life of the covered loans) decrease the basis of the FDIC receivable, with such decreases being amortized into income over the remaining life of the loan or life of the loss share agreement, whichever is shorter. Any applicable true-up payments owed the FDIC for loss share agreements with clawback provisions are discounted to reflect the estimated timing of the payment and such amount is reported as a liability in "other liabilities" on the consolidated statements of financial condition. In addition, recoveries of FDIC-indemnified losses on loans must be reimbursed to the FDIC during the coverage period under the loss share agreements and up to three years after coverage expires for commercial loans.

(n) Derivative Instruments and Hedging Activities

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

(o) Bank-Owned Life Insurance ("BOLI")

The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value that is probable at settlement. Increases to cash surrender values are recorded as a component of "other noninterest income" on the consolidated statements of income. The Company has entered into a split dollar agreement with each of the executives whereby the executive’s designated beneficiary will receive a portion of the death benefit upon the executive officer’s death. The Company uses the cost of insurance method whereby a liability is recorded relating to the benefit provided that extends to post-retirement periods.

(p) Share-Based Compensation

The Company has an equity compensation plan providing for the grant of equity awards, which is described more fully in Note 17. The Company uses the fair value method of recognizing expense for share-based compensation, whereby compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis over the vesting period. Compensation expense relating to equity awards is reflected in net income as part of "salaries and employee benefits" on the consolidated statements of income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(q) Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies by jurisdiction and entity in making this assessment. Interest and penalties related to the Company’s tax positions are recognized as a component of the income tax provision.

(r) Comprehensive Income

In addition to net income for the period, comprehensive income for the Company consists of changes in unrealized holding gains and losses on investments classified as available-for-sale and changes in fair value of the effective portion of derivative financial instruments designated as cash flow hedges. The changes are reported net of income taxes and reclassification adjustments.

(s) Acquisitions

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

(t) Basic and Diluted Net Income Per Share

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

(u) Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The new ASU clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or when the borrower voluntarily conveys all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new ASU implements a common revenue standard that clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU is effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to reduce diversity in the timing and content of going concern disclosures. This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued (or, if applicable, available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves; (2) the circumstances under which the hybrid financial instrument was issued or acquired; and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The impact of the guidance on the Company's financial position, results of operations or disclosures has not yet been evaluated.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force), to amend existing guidance related to the accounting by an acquired entity upon a change-in-control event. The amendments provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The guidance did not have a material impact on the Company's financial position, results of operations or disclosures because regulators require financial institutions to apply push down accounting for change-in-control acquisitions.

Note 2: Acquisitions

Acquisition of Atlanta Bancorporation, Inc. and Bank of Atlanta

On October 1, 2014, the Company completed the acquisition of Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta. Atlanta Bancorporation, Inc. was merged into the Company, immediately followed by the merger of Bank of Atlanta into the Bank. The Company paid approximately $25.2 million in cash for all of the outstanding shares of Atlanta Bancorporation.
The acquisition of Bank of Atlanta was accounted for under the acquisition method of accounting, using pushdown accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $225,000 was generated from the acquisition, none of which is expected to be deductible for income tax purposes.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by Atlanta Bancorporation, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$4,925	$—		$4,925
Investment securities	45,060	139	(a)	45,199
Loans, net	124,614	(3,436)	(b)	121,178
Other real estate owned	2,960	(1,340)	(c)	1,620
Core deposit intangible	—	1,460	(d)	1,460
SBA servicing rights	1,509	—		1,509
Other assets	7,036	3,046	(e)	10,082
Total assets acquired	$186,104	$(131)		$185,973
Liabilities
Deposits:
Noninterest-bearing	$27,453	$—		$27,453
Interest-bearing	121,035	302	(f)	121,337
Total deposits	148,488	302		148,790
Securities sold under agreements to repurchase	6,476	—		6,476
FHLB advances	5,000	—		5,000
Other liabilities	485	293	(g)	778
Total liabilities assumed	160,449	595		161,044
Net assets acquired	$25,655	$(726)		24,929
Cash consideration paid				(25,154)
Goodwill				$225

Explanation of fair value adjustments

(a)
Adjustment reflects the gain on liquidation of certain securities immediately after close that was deemed to be primarily from Bank of Atlanta understatement of fair value rather than changes in market value.

(b)	Adjustment reflects the fair value adjustment based on the Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan losses.
(c)	Adjustment reflects the fair value adjustment based on the Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Bank's third party valuation report.
(e)
Adjustment reflects the fair value adjustment based on the Bank's evaluation of acquired other assets and includes adjustments for deferred tax assets largely related to net operating losses that are deductible under Section 382.

(f)	Adjustment reflects the fair value adjustment based on the Bank's evaluation of the acquired deposits.
(g)	Adjustment reflects the fair value adjustment based on the Bank's evaluation of other liabilities and to record certain liabilities directly attributable to the acquisition of Bank of Atlanta.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with Bank of Atlanta (excluding the impact of merger-related expenses) since the acquisition on October 1, 2014 through December 31, 2014 (dollars in thousands). The table also presents certain pro forma information as if Bank of Atlanta had been acquired on January 1, 2014. These results combine the historical results of Bank of Atlanta in the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014 or 2013, respectively. Merger-related costs of $461,000 are included in the Company's consolidated statements of income for the year ended December 31, 2014 and are not included in the proforma statements below.

	Actual from acquisition date through December 31	Pro Forma Years Ended December 31
	2014	2014	2013
Net interest income	$1,547	$151,820	$192,595
Net income	$839	$32,405	$13,384
Earnings per share:
Basic		$1.01	$.42
Diluted		$.96	$.40

The following is a summary of the purchased credit impaired loans acquired in the Bank of Atlanta transaction on October 1, 2014 (dollars in thousands):

Purchased Credit Impaired
Contractually required principal and interest at acquisition	$16,623
Contractual cash flows not expected to be collected (nonaccretable difference)	(7,002)
Expected cash flows at acquisition	9,621
Accretable difference	(926)
Basis in acquired loans at acquisition - estimated fair value	$8,695

On October 1, 2014, the fair value of the purchased non-credit impaired loans acquired in the Bank of Atlanta transaction was $112.5 million. The contractual balance of the purchased non-credit impaired loans at acquisition was $117.6 million, of which, $2.1 million was the amount of contractual cash flows not expected to be collected.

Acquisition of Altera Payroll Inc.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Subsequent Events (unaudited)

Merger with Georgia-Carolina Bancshares, Inc.

State Bank Financial Corporation completed the merger with Georgia-Carolina Bancshares, Inc. (GECR) on January 1, 2015, at which time GECR was merged into the Company. First Bank of Georgia, a wholly-owned bank subsidiary of GECR, became a separate bank subsidiary of the Company.

At December 31, 2014, First Bank of Georgia had approximately $517.4 million of total assets, $333.8 million of loans, $416.8 million of deposits and seven banking offices in the Augusta, Georgia market.

With this transaction completed, State Bank Financial has approximately $3.3 billion in total assets and 28 banking offices in the Metropolitan Atlanta, Middle Georgia (including Macon) and Augusta, Georgia.

Under the terms of the merger agreement, shareholders of GECR common stock received $8.85 in cash and .794 shares of STBZ common stock for each outstanding share of GECR common stock. The number of STBZ shares issued in the merger was based on the average trading price of STBZ common stock during the 20-trading-day period ended December 24, 2014.

Note 4: Investment Securities

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	December 31, 2014				December 31, 2013
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$116,830	$615	$96	$117,349	$80,692	$460	$41	$81,111
States and political subdivisions	5,881	20	4	5,897	9,317	51	1	9,367
Residential mortgage-backed securities — nonagency	109,344	5,780	93	115,031	110,900	6,766	19	117,647
Residential mortgage-backed securities — agency	351,769	1,874	1,115	352,528	176,503	1,380	1,957	175,926
Asset-backed securities	26,820	—	120	26,700	2,936	4	—	2,940
Corporate securities	22,577	37	33	22,581	—	—	—	—
Equity securities	—	—	—	—	51	6	—	57
Total investment securities available-for-sale	$633,221	$8,326	$1,461	$640,086	$380,399	$8,667	$2,018	$387,048

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

	Distribution of Maturities (1)
December 31, 2014	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$20,005	$74,409	$3,938	$18,478	$116,830
States and political subdivisions	4,023	1,858	—	—	5,881
Residential mortgage-backed securities — nonagency	—	—	—	109,344	109,344
Residential mortgage-backed securities — agency	—	—	298,786	52,983	351,769
Asset-backed securities	—	—	4,910	21,910	26,820
Corporate securities	—	22,577	—	—	22,577
Total debt securities	$24,028	$98,844	$307,634	$202,715	$633,221

Fair Value:
U.S. Government securities	$20,025	$74,462	$4,092	$18,770	$117,349
States and political subdivisions	4,028	1,869	—	—	5,897
Residential mortgage-backed securities — nonagency	—	—	—	115,031	115,031
Residential mortgage-backed securities — agency	—	—	299,589	52,939	352,528
Asset-backed securities	—	—	4,875	21,825	26,700
Corporate securities	—	22,581	—	—	22,581
Total debt securities	$24,053	$98,912	$308,556	$208,565	$640,086

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities Available-for-Sale
December 31, 2014
U.S. Government securities	$37,649	$96	$—	$—	$37,649	$96
States and political subdivisions	3,041	4	—	—	3,041	4
Residential mortgage-backed securities — nonagency	17,295	71	834	22	18,129	93
Residential mortgage-backed securities — agency	118,514	480	39,180	635	157,694	1,115
Asset-backed securities	21,700	120	—	—	21,700	120
Corporate securities	15,530	33	—	—	15,530	33
Total temporarily impaired securities	$213,729	$804	$40,014	$657	$253,743	$1,461

December 31, 2013
U.S. Government securities	$16,340	$41	$—	$—	$16,340	$41
States and political subdivisions	699	1	—	—	699	1
Residential mortgage-backed securities — nonagency	—	—	956	19	956	19
Residential mortgage-backed securities — agency	107,536	1,868	4,411	89	111,947	1,957
Total temporarily impaired securities	$124,575	$1,910	$5,367	$108	$129,942	$2,018

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, the Company held 54 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as the market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At December 31, 2014, there was no intent to sell any of the securities available-for-sale in an unrealized loss position, and it is more likely than not that the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities. Therefore, these securities are not deemed to be other than temporarily impaired.

Sales and calls of securities available-for-sale are summarized in the following table (dollars in thousands):

	December 31
	2014	2013	2012
Proceeds from sales and calls	$112,944	$28,636	$24,303

Gross gains on securities available-for-sale	$266	$1,081	$319
Gross losses on securities available-for-sale	(20)	—	(1)
Net realized gains on securities available-for-sale	$246	$1,081	$318

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $283.4 million and $132.0 million at December 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits.

Note 5: Loans

Concurrently with each of the Bank’s 12 failed bank transactions, the Bank entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned. Historically, the Company has referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans not subject to loss share agreements with the FDIC as “noncovered loans.” However, beginning in July 2014, the commercial loss share agreements for the Bank’s earliest and largest failed bank transactions began to expire and any future losses on these formerly covered loans after such coverage expired will no longer be eligible for reimbursement from the FDIC. Because less than 10% of our total loans were covered by loss share agreements with the FDIC at December 31, 2014, we have changed the way we refer to loans that we acquired in our 12 FDIC assisted transactions in this report. We will now generally discuss our loan portfolio using three categories: (1) organic loans, which refers to loans originated by us, (2) purchased non-credit impaired loans, which refers to loans acquired in our acquisitions which do not show signs of credit deterioration at acquisition, and (3) purchased credit impaired loans, which refers to loans we acquired which, at acquisition, we determined it was probable that we would be unable to collect all contractual principal and interest payments due. In addition, in certain circumstances, we will continue to refer to loans that are covered by the FDIC loss share agreements as "covered loans." All of the loans we acquired in our 12 FDIC assisted transactions, which we refer to as our failed bank transactions, and all of the loans acquired in our purchase of a loan portfolio from the FDIC in July 2014, were deemed purchased credit impaired loans at acquisition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans are summarized as follows (dollars in thousands):

	December 31
Loans	2014	2013
Construction, land & land development	$337,697	$286,426
Other commercial real estate	694,951	618,047
Total commercial real estate	1,032,648	904,473
Residential real estate	213,910	162,075
Owner-occupied real estate	253,844	229,294
Commercial, financial & agricultural	104,518	75,295
Leases	19,959	—
Consumer	9,650	9,832
Total loans	1,634,529	1,380,969
Allowance for loan and lease losses	(28,638)	(34,065)
Total loans, net	$1,605,891	$1,346,904

Organic loans are summarized as follows (dollars in thousands):

	December 31
Organic Loans	2014	2013
Construction, land & land development	$310,987	$251,043
Other commercial real estate	609,478	550,474
Total commercial real estate	920,465	801,517
Residential real estate	91,448	66,835
Owner-occupied real estate	188,933	174,858
Commercial, financial & agricultural	90,930	71,006
Leases	19,959	—
Consumer	8,658	9,259
Total organic loans (1)	1,320,393	1,123,475
Allowance for loan and lease losses	(18,392)	(16,656)
Total organic loans, net	$1,302,001	$1,106,819

(1) Includes net deferred loan fees that totaled approximately $4.5 million and $2.6 million at December 31, 2014 and 2013, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased non-credit impaired loans, net of related discounts, are summarized as follows (dollars in thousands):

	December 31
Purchased Non-Credit Impaired Loans	2014	2013
Construction, land & land development	$2,166	$—
Other commercial real estate	26,793	—
Total commercial real estate	28,959	—
Residential real estate	43,669	—
Owner-occupied real estate	22,743	—
Commercial, financial & agricultural	11,635	—
Consumer	791	—
Total purchased non-credit impaired loans (1)	107,797	—
Allowance for loan and lease losses	—	—
Total purchased non-credit impaired loans, net	$107,797	$—

(1) Includes net discounts that totaled approximately $5.2 million at December 31, 2014.

Purchased credit impaired loans, net of related discounts, are summarized as follows (dollars in thousands):

	December 31
Purchased Credit Impaired Loans	2014	2013
Construction, land & land development	$24,544	$35,383
Other commercial real estate	58,680	67,573
Total commercial real estate	83,224	102,956
Residential real estate	78,793	95,240
Owner-occupied real estate	42,168	54,436
Commercial, financial & agricultural	1,953	4,289
Consumer	201	573
Total purchased credit impaired loans (1)	206,339	257,494
Allowance for loan and lease losses	(10,246)	(17,409)
Total purchased credit impaired loans, net	$196,093	$240,085

(1) Loans covered by loss share agreements with the FDIC were approximately $99.5 million and $257.5 million at December 31, 2014 and 2013, respectively.

Changes in the carrying value of purchased credit impaired loans are presented in the following table (dollars in thousands):

	December 31
Purchased Credit Impaired Loans	2014	2013
Balance, beginning of year	$240,085	$419,235
Accretion of fair value discounts	78,857	122,466
Fair value of acquired loans	32,344	—
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(162,356)	(339,685)
Change in the allowance for loan and lease losses on purchased credit impaired loans	7,163	38,069
Balance, end of year	$196,093	$240,085

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased credit impaired loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan losses and an increase in the allowance for loan and lease losses. Subsequent increases in the amount of cash expected to be collected from the borrower results in the reversal of any previously-recorded provision for loan losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. The accretable discount is accreted into interest income over the estimated life of the related loan on a level yield basis. Purchased credit impaired loans include covered loans. Covered loans are reported at their recorded investment excluding the expected reimbursement from the FDIC, under the applicable loss share agreement.

Changes in the value of the accretable discount are presented in the following table as of the dates indicated (dollars in thousands):

	December 31
Changes in Accretable Discount	2014	2013	2012
Balance, beginning of year	$185,024	$172,804	$230,697
Additions from acquisitions	7,351	—	—
Accretion	(78,857)	(122,466)	(102,413)
Transfers to accretable discounts and exit events, net	6,543	134,686	44,520
Balance, end of year	$120,061	$185,024	$172,804

The accretable discount changes over time as the purchased credit impaired loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on acquired loans.

        At December 31, 2014 and 2013, in accordance with Company policy, there were no loans to executive officers, directors and/or their affiliates.

Note 6: Allowance for Loan and Lease Losses (ALLL)

The following tables summarize the Company’s loan loss experience on organic loans for the periods indicated (dollars in thousands):

	December 31
Organic Loans	2014	2013	2012
Balance, beginning of period	$16,656	$14,660	$10,207
Loans charged-off	(1,552)	(417)	(669)
Recoveries of loans previously charged off	513	493	87
Net (charge-offs) recoveries	(1,039)	76	(582)
Provision for loan losses	2,775	1,920	5,035
Balance, end of period	$18,392	$16,656	$14,660

The Company did not have any purchased non-credit impaired loans until its acquisition of Bank of Atlanta in 2014. There was no allowance for loan and lease losses on purchased non-credit impaired loans at December 31, 2014.

The following tables summarize the Company’s loan loss experience on purchased credit impaired loans for the periods indicated (dollars in thousands):

	December 31
Purchased Credit Impaired Loans	2014	2013	2012
Balance, beginning of period	$17,409	$55,478	$59,277
Loans charged-off	(17,778)	(35,989)	(61,976)
Recoveries of loans previously charged off	13,384	32,515	7,540
Net charge-offs	(4,394)	(3,474)	(54,436)
(Recovery of) provision for loan losses	(2,769)	(34,595)	50,637
Amount attributable to FDIC loss share agreements	2,890	30,188	(40,556)
Total provision for (recovery of) loan losses charged to operations	121	(4,407)	10,081
(Recovery of) provision for loan losses recorded through the FDIC loss share receivable	(2,890)	(30,188)	40,556
Balance, end of period	$10,246	$17,409	$55,478

Segment and Class Risk Descriptions

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant. At December 31, 2014, approximately 6.1% of our outstanding loan portfolio is covered under FDIC loss share agreements. Although the balance of loans covered by loss share agreements with the FDIC continues to decline, the risks associated with covered loans are generally consistent with the risks identified for commercial and noncommercial loans and the classes of loans within those segments. An additional risk with respect to our covered loans is the ability to receive timely and full reimbursement from the FDIC for losses and related expenses that we believe are covered by the loss share agreements.

The risks associated with segments and classes are described below.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other commercial real estate loans consist primarily of loans secured by other nonfarm nonresidential properties such as retail, office and hotel/motel and multifamily housing. These loans typically have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. The primary risk associated with loans secured with income-producing property is the inability of that property to produce adequate cash flow to service the debt. High unemployment, generally weak economic conditions and/or an oversupply in the market may result in our customer having difficulty achieving adequate occupancy rates.

Residential Real Estate

Residential real estate loans are typically to individuals and are secured by owner-occupied and investor-owned 1-4 family residential property. We generally originate and hold short-term first mortgages, adjustable rate mortgages, traditional second mortgages and home equity lines of credit. We originate and sell longer-term mortgages in the secondary market. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral.

Owner-Occupied Real Estate

Owner-occupied loans consist of loans secured by nonfarm nonresidential properties, such as office and industrial properties, churches, convenience stores and restaurants occupied by an affiliated tenant. Loan repayment is primarily dependent on the ability of the operating company to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. Adverse changes in the business's results, specifically declines in cash flows, could jeopardize the ability for the loan to be serviced in accordance with the contractual terms.

Commercial, Financial & Agricultural

Commercial, financial and industrial loans include loans to individuals and businesses for commercial purposes in various lines of business, including the manufacturing, professional service, and crop production industries. This segment also includes loans to states and political subdivisions. Repayment is primarily dependent on the ability of the borrower to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower's business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans may be partially secured by real estate, they are generally considered to have greater collateral risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the non-real estate collateral may be difficult to assess and less marketable than real estate, and the control of the collateral is more at risk.

Leases

Lease financing includes obtaining the payment stream of commercial, business purpose and municipal leases, as well as providing financing for lease originators for various commercial, business purpose and municipal leases. In each scenario, the stream of payments and a first security interest in the collateral is assigned to us. Our funding is based on a present value of the lease payments at a discounted interest rate, which is determined based on the credit quality of the lessee, the term of the lease compared to expected useful life, and the type of collateral. Types of collateral include, but are not limited to, medical equipment, rolling stock, vehicle tracking equipment, and hardware/software. Servicing of the leases is primarily retained by the loan originator, as well as ownership of all residuals, if applicable. Lease financing is underwritten by our commercial lenders using similar underwriting standards as would be applied to a secured commercial loan requesting high loan-to-value financing. Risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner- Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
December 31, 2014
Beginning balance	$11,163	$1,015	$2,535	$1,799	$—	$144	$16,656
Charge-offs	(1,267)	(1)	—	(256)	—	(28)	(1,552)
Recoveries	292	26	5	186	—	4	513
Provision	2,946	150	(612)	41	262	(12)	2,775
Ending balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392

December 31, 2013
Beginning balance	$9,495	$1,050	$2,486	$1,497	$—	$132	$14,660
Charge-offs	(190)	(38)	(49)	(114)	—	(26)	(417)
Recoveries	439	20	5	24	—	5	493
Provision	1,419	(17)	93	392	—	33	1,920
Ending balance	$11,163	$1,015	$2,535	$1,799	$—	$144	$16,656

December 31, 2012
Beginning balance	$6,423	$561	$2,304	$765	$—	$154	$10,207
Charge-offs	(510)	(75)	—	(75)	—	(9)	(669)
Recoveries	74	2	—	6	—	5	87
Provision	3,508	562	182	801	—	(18)	5,035
Ending balance	$9,495	$1,050	$2,486	$1,497	$—	$132	$14,660

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2014
Commercial real estate	$330	$12,804	$13,134	$4,089	$916,376	$920,465
Residential real estate	58	1,132	1,190	1,263	90,185	91,448
Owner-occupied real estate	22	1,906	1,928	44	188,889	188,933
Commercial, financial & agricultural	66	1,704	1,770	131	90,799	90,930
Leases	—	262	262	—	19,959	19,959
Consumer	10	98	108	19	8,639	8,658
Total organic loans	$486	$17,906	$18,392	$5,546	$1,314,847	$1,320,393

December 31, 2013
Commercial real estate	$98	$11,065	$11,163	$807	$800,710	$801,517
Residential real estate	38	977	1,015	1,198	65,637	66,835
Owner-occupied real estate	42	2,493	2,535	84	174,774	174,858
Commercial, financial & agricultural	117	1,682	1,799	234	70,772	71,006
Consumer	8	136	144	15	9,244	9,259
Total organic loans	$303	$16,353	$16,656	$2,338	$1,121,137	$1,123,475

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
December 31, 2014
Beginning balance	$11,226	$2,481	$1,950	$1,680	$72	$17,409
Charge-offs	(12,302)	(1,228)	(2,775)	(1,409)	(64)	(17,778)
Recoveries	8,682	1,491	1,429	1,714	68	13,384
Recovery of loan losses before amount attributable to FDIC loss share agreements	(2,145)	(446)	1,312	(1,418)	(72)	(2,769)
Amount attributable to FDIC loss share agreements	2,239	466	(1,370)	1,480	75	2,890
Total provision for loan losses charged to operations	94	20	(58)	62	3	121
Provision for loan losses recorded through the FDIC loss share receivable	(2,239)	(466)	1,370	(1,480)	(75)	(2,890)
Ending balance	$5,461	$2,298	$1,916	$567	$4	$10,246

December 31, 2013
Beginning balance	$27,152	$21,545	$4,021	$2,607	$153	$55,478
Charge-offs	(25,554)	(2,697)	(4,619)	(2,856)	(263)	(35,989)
Recoveries	18,661	5,500	3,637	3,494	1,223	32,515
Recovery of loan losses before benefit attributable to FDIC loss share agreements	(9,033)	(21,867)	(1,089)	(1,565)	(1,041)	(34,595)
Amount attributable to FDIC loss share agreements	7,882	19,083	950	1,365	908	30,188
Total recovery of loan losses charged to operations	(1,151)	(2,784)	(139)	(200)	(133)	(4,407)
Provision for loan losses recorded through the FDIC loss share receivable	(7,882)	(19,083)	(950)	(1,365)	(908)	(30,188)
Ending balance	$11,226	$2,481	$1,950	$1,680	$72	$17,409

December 31, 2012
Beginning balance	$37,332	$14,372	$4,597	$2,976	$—	$59,277
Charge-offs	(50,259)	(4,544)	(5,038)	(2,123)	(12)	(61,976)
Recoveries	6,999	169	357	15	—	7,540
Provision for loan losses before amount attributable to FDIC loss share agreements	33,080	11,548	4,105	1,739	165	50,637
Amount attributable to FDIC loss share agreements	(26,494)	(9,249)	(3,288)	(1,393)	(132)	(40,556)
Total provision for loan losses charged to operations	6,586	2,299	817	346	33	10,081
Provision for loan losses recorded through the FDIC loss share receivable	26,494	9,249	3,288	1,393	132	40,556
Ending balance	$27,152	$21,545	$4,021	$2,607	$153	$55,478

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2014
Commercial real estate	$1,830	$3,631	$5,461	$42,721	$40,503	$83,224
Residential real estate	1,094	1,204	2,298	3,718	75,075	78,793
Owner-occupied real estate	1,462	454	1,916	19,736	22,432	42,168
Commercial, financial & agricultural	—	567	567	353	1,600	1,953
Consumer	—	4	4	31	170	201
Total purchased credit impaired loans	$4,386	$5,860	$10,246	$66,559	$139,780	$206,339

December 31, 2013
Commercial real estate	$6,018	$5,208	$11,226	$49,713	$53,243	$102,956
Residential real estate	966	1,515	2,481	2,132	93,108	95,240
Owner-occupied real estate	1,077	873	1,950	15,449	38,987	54,436
Commercial, financial & agricultural	36	1,644	1,680	16	4,273	4,289
Consumer	72	—	72	265	308	573
Total purchased credit impaired loans	$8,169	$9,240	$17,409	$67,575	$189,919	$257,494

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	December 31, 2014			December 31, 2013
Impaired Loans: Organic and Purchased Non-Credit Impaired	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Construction, land & land development	$4,616	$3,426	$—	$501	$269	$—
Other commercial real estate	—	—	—	523	350	—
Total commercial real estate	4,616	3,426	—	1,024	619	—
Residential real estate	875	875	—	869	869	—
Owner-occupied real estate	—	—	—	—	—	—
Commercial, financial & agricultural	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Subtotal	5,491	4,301	—	1,893	1,488	—

With related allowance recorded:
Construction, land & land development	3	3	1	333	52	26
Other commercial real estate	834	659	329	179	136	72
Total commercial real estate	837	662	330	512	188	98
Residential real estate	432	399	58	316	256	38
Owner-occupied real estate	44	44	22	89	84	42
Commercial, financial & agricultural	227	227	66	234	234	117
Consumer	21	20	10	17	15	8
Subtotal	1,561	1,352	486	1,168	777	303
Total impaired loans	$7,052	$5,653	$486	$3,061	$2,265	$303

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods indicated (dollars in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012
Impaired Loans: Organic and Purchased Non-Credit Impaired	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Construction, land & land development	$669	$86	$324	$—	$350	$—
Other commercial real estate	515	27	1,309	5	3,202	55
Total commercial real estate	1,184	113	1,633	5	3,552	55
Residential real estate	1,213	8	1,295	3	1,301	23
Owner-occupied real estate	103	—	171	—	112	1
Commercial, financial & agricultural	216	3	341	—	197	—
Consumer	20	3	38	—	43	1
Total impaired loans	$2,736	$127	$3,478	$8	$5,205	$80

(1) The average recorded investment for troubled debt restructurings was $1.3 million, $1.0 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(2) The total interest income recognized on troubled debt restructurings was $41,000, $5,000 and $70,000 for the years ended December 31, 2014, 2013, 2012, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by loan class for the periods indicated (dollars in thousands):

	December 31
Nonaccrual Loans (1)	2014	2013
Construction, land & land development	$3,429	$321
Other commercial real estate	659	486
Total commercial real estate	4,088	807
Residential real estate	1,274	1,125
Owner-occupied real estate	44	84
Commercial, financial & agricultural	227	234
Consumer	20	15
Total nonaccrual loans	$5,653	$2,265

(1) Includes both organic and purchased nonaccrual loans at December 31, 2014. Purchased non-credit impaired nonaccrual loans totaled $107,000 at December 31, 2014. There were no purchased non-credit impaired loans at December 31, 2013.

The following table presents an analysis of past due organic loans, by class of loans, for the periods indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
December 31, 2014
Construction, land & land development	$—	$—	$—	$310,987	$310,987	$—
Other commercial real estate	24	385	409	609,069	609,478	—
Total commercial real estate	24	385	409	920,056	920,465	—
Residential real estate	527	893	1,420	90,028	91,448	—
Owner-occupied real estate	287	44	331	188,602	188,933	—
Commercial, financial & agricultural	—	108	108	90,822	90,930	—
Leases	—	—	—	19,959	19,959	—
Consumer	25	12	37	8,621	8,658	—
Total organic loans	$863	$1,442	$2,305	$1,318,088	$1,320,393	$—

December 31, 2013
Construction, land & land development	$57	$275	$332	$250,711	$251,043	$—
Other commercial real estate	—	—	—	550,474	550,474	—
Total commercial real estate	57	275	332	801,185	801,517	—
Residential real estate	207	62	269	66,566	66,835	—
Owner-occupied real estate	44	83	127	174,731	174,858	—
Commercial, financial & agricultural	65	116	181	70,825	71,006	—
Consumer	85	6	91	9,168	9,259	—
Total organic loans	$458	$542	$1,000	$1,122,475	$1,123,475	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, for the period presented (dollars in thousands):

Purchased Non-Credit Impaired Loans (1)	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
December 31, 2014
Construction, land & land development	$—	$—	$—	$2,166	$2,166	$—
Other commercial real estate	—	—	—	26,793	26,793	—
Total commercial real estate	—	—	—	28,959	28,959	—
Residential real estate	490	11	501	43,168	43,669	—
Owner-occupied real estate	—	—	—	22,743	22,743	—
Commercial, financial & agricultural	—	—	—	11,635	11,635	—
Consumer	—	—	—	791	791	—
Total purchased non-credit impaired loans	$490	$11	$501	$107,296	$107,797	$—

(1) There were no purchased non-credit impaired loans at December 31, 2013.

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, for the periods presented (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
December 31, 2014
Construction, land & land development	$1,235	$8,797	$10,032	$14,512	$24,544
Other commercial real estate	1,443	4,957	6,400	52,280	58,680
Total commercial real estate	2,678	13,754	16,432	66,792	83,224
Residential real estate	3,525	6,577	10,102	68,691	78,793
Owner-occupied real estate	1,113	4,148	5,261	36,907	42,168
Commercial, financial & agricultural	—	340	340	1,613	1,953
Consumer	—	101	101	100	201
Total purchased credit impaired loans	$7,316	$24,920	$32,236	$174,103	$206,339

December 31, 2013
Construction, land & land development	$1,134	$13,454	$14,588	$20,795	$35,383
Other commercial real estate	3,346	8,541	11,887	55,686	67,573
Total commercial real estate	4,480	21,995	26,475	76,481	102,956
Residential real estate	5,548	7,541	13,089	82,151	95,240
Owner-occupied real estate	1,372	9,634	11,006	43,430	54,436
Commercial, financial & agricultural	139	587	726	3,563	4,289
Consumer	1	283	284	289	573
Total purchased credit impaired loans	$11,540	$40,040	$51,580	$205,914	$257,494

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the periods presented (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2014
Construction, land & land development	$272,847	$34,702	$—	$3,438	$—	$310,987
Other commercial real estate	572,098	35,434	905	1,041	—	609,478
Total commercial real estate	844,945	70,136	905	4,479	—	920,465
Residential real estate	69,828	19,656	287	1,677	—	91,448
Owner-occupied real estate	162,929	17,999	1,157	6,848	—	188,933
Commercial, financial & agricultural	87,819	1,754	798	559	—	90,930
Leases	19,959	—	—	—	—	19,959
Consumer	8,302	27	9	320	—	8,658
Total organic loans	$1,193,782	$109,572	$3,156	$13,883	$—	$1,320,393

December 31, 2013
Construction, land & land development	$174,700	$71,225	$4,780	$338	$—	$251,043
Other commercial real estate	528,649	21,148	191	486	—	550,474
Total commercial real estate	703,349	92,373	4,971	824	—	801,517
Residential real estate	55,447	9,712	437	1,239	—	66,835
Owner-occupied real estate	147,510	24,017	2,540	791	—	174,858
Commercial, financial & agricultural	68,866	1,532	365	243	—	71,006
Consumer	9,121	76	—	55	7	9,259
Total organic loans	$984,293	$127,710	$8,313	$3,152	$7	$1,123,475

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the period presented (dollars in thousands):

Purchased Non-Credit Impaired Loans (1)	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2014
Construction, land & land development	$2,166	$—	$—	$—	$—	$2,166
Other commercial real estate	24,257	2,536	—	—	—	26,793
Total commercial real estate	26,423	2,536	—	—	—	28,959
Residential real estate	41,868	1,694	—	107	—	43,669
Owner-occupied real estate	21,862	881	—	—	—	22,743
Commercial, financial & agricultural	9,800	1,475	264	96	—	11,635
Consumer	773	18	—	—	—	791
Total purchased non-credit impaired loans	$100,726	$6,604	$264	$203	$—	$107,797

(1) There were no purchased non-credit impaired loans at December 31, 2013.

Classifications on purchased credit impaired loans are based upon the borrower's ability to pay the current unpaid principal balance without regard to loss share coverage or the net carrying value of the loan on the Company's balance sheet. Because the values shown in the table below are based on each loan's estimated cash flows, any expected losses should be covered by a combination of the specific reserves established in the allowance for loan and lease losses on purchased credit impaired loans plus the discounts to the unpaid principal balances reflected in the recorded investment of each loan.

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans, at the periods presented (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2014
Construction, land & land development	$5,833	$2,228	$195	$14,485	$1,803	$24,544
Other commercial real estate	5,893	24,139	8,397	18,383	1,868	58,680
Total commercial real estate	11,726	26,367	8,592	32,868	3,671	83,224
Residential real estate	35,829	11,092	8,649	17,698	5,525	78,793
Owner-occupied real estate	15,234	12,786	3,694	9,405	1,049	42,168
Commercial, financial & agricultural	1,048	142	123	308	332	1,953
Consumer	32	24	—	25	120	201
Total purchased credit impaired loans	$63,869	$50,411	$21,058	$60,304	$10,697	$206,339

December 31, 2013
Construction, land & land development	$2,833	$7,319	$969	$23,717	$545	$35,383
Other commercial real estate	7,563	14,189	15,027	29,315	1,479	67,573
Total commercial real estate	10,396	21,508	15,996	53,032	2,024	102,956
Residential real estate	42,507	16,221	2,473	33,452	587	95,240
Owner-occupied real estate	15,491	9,780	6,702	22,463	—	54,436
Commercial, financial & agricultural	845	652	39	2,622	131	4,289
Consumer	222	47	1	300	3	573
Total purchased credit impaired loans	$69,461	$48,208	$25,211	$111,869	$2,745	$257,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings (TDRs)

Total organic troubled debt restructurings were $4.3 million and $869,000 at December 31, 2014 and 2013, respectively, with no related allowance for loan and lease losses for the same periods, respectively. At December 31, 2014 and 2013, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring. At December 31, 2014, there were no purchased non-credit impaired TDRs. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

The following table provides information on organic troubled debt restructured loans that were modified during the periods presented (dollars in thousands):

	December 31, 2014			December 31, 2012
Organic TDR Additions (1) (2)	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Construction, land & land development	1	$3,427	$3,427	—	$—	$—
Other commercial real estate	—	—	—	1	1,182	1,182
Total commercial real estate	1	3,427	3,427	1	1,182	1,182
Residential real estate	—	—	—	1	900	900
Total modifications	1	$3,427	$3,427	2	$2,082	$2,082

(1) There were no organic troubled debt restructured loans modified during the year ended December 31, 2013.
(2) The pre-modification and post-modification recorded investments represent amounts at the date of loan modifications. Since the modifications on these loans have been only interest rate concessions and payment term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

During the years ended December 31, 2014, 2013, and 2012, there were no organic TDRs that subsequently defaulted within twelve months of their modification dates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7: Other Real Estate Owned

The following is a summary of transactions in other real estate owned for the periods presented (dollars in thousands):

	December 31
Other real estate owned	2014	2013	2012
Balance, beginning of period	$965	$1,115	$1,210
Other real estate acquired through foreclosure of loans receivable	459	1,075	738
Former bank premises real estate owned	—	796	—
Other real estate sold	(924)	(1,497)	(807)
Write down of other real estate	(426)	(524)	(26)
Balance, end of period	$74	$965	$1,115

Acquired other real estate owned
Balance, beginning of period	$46,222	$45,062	$84,496
Other real estate acquired through mergers and acquisitions	1,620	—	—
Other real estate acquired through foreclosure of loans receivable	29,859	77,243	40,780
Other real estate sold	(56,460)	(55,023)	(50,292)
Write down of other real estate	(12,747)	(21,060)	(29,922)
Balance, end of period (1)	$8,494	$46,222	$45,062

Total other real estate owned	$8,568	$47,187	$46,177

(1) Acquired OREO covered by loss share agreements with the FDIC was approximately $3.3 million, $46.2 million, and $45.1 million at December 31, 2014, 2013, and 2012, respectively.

Note 8: Premises & Equipment

Premises and equipment are summarized as follows (dollars in thousands):

	December 31
	2014	2013
Land	$9,057	$9,057
Buildings and improvements	23,010	20,122
Furniture, fixtures, and equipment	13,314	11,986
Construction in progress	856	996
Premises and equipment, gross	46,237	42,161
Accumulated depreciation	(10,951)	(8,843)
Premises and equipment, net	$35,286	$33,318

Depreciation expense for premises and equipment was $3.0 million, $2.9 million, and $3.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Leases

The Company has various operating leases on banking locations with lease terms that range up to 8 years. These noncancelable operating leases are subject to renewal options and some leases provide for periodic rate adjustments according to the terms of the agreements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments under all noncancelable operating leases with terms of one year or more, excluding any renewal options, are as follows (dollars in thousands):

Years Ended December 31	Future Lease Commitments
2015	$3,474
2016	3,239
2017	2,932
2018	2,835
2019	2,398
Thereafter	9,237
Total (1)	$24,115

(1) The total future minimum lease commitments have not been reduced by minimum sublease rentals of $4.4 million due in the future from noncancelable subleases.

Rent expense was $2.5 million, $2.8 million, and $2.6 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 9: Goodwill & Other Intangible Assets

Changes to the carrying amounts of goodwill and identifiable intangible assets are presented in the table below (dollars in thousands):

	December 31
	2014	2013
Goodwill
Balance, beginning of year	$10,381	$10,381
Bank of Atlanta acquisition	225	—
Balance, end of year	10,606	10,381
Core deposit and other intangibles
Balance, beginning of year	6,297	6,297
Bank of Atlanta acquisition	1,460	—
Accumulated amortization	(5,005)	(4,311)
Balance, end of year	2,752	1,986
Total goodwill and other intangibles	$13,358	$12,367

Amortization expense of $694,000, $1.2 million, and $1.0 million was recorded on total intangibles for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company evaluates goodwill for impairment on at least an annual basis and more frequently if an event occurs or circumstances indicate carrying value exceeds fair value. At December 31, 2014, the Company performed a qualitative assessment to determine if it was more likely than not that the fair value exceeded carrying value. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for core deposit and other intangibles for the next five years is expected to be as follows (dollars in thousands):

Years Ended December 31	Amortization Expense
2015	$829
2016	751
2017	661
2018	292
2019	219
Total amortization expense	$2,752

Note 10: SBA Servicing Rights

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the year ended December 31, 2014, the Company sold SBA loans with unpaid principal balances totaling $2.6 million and recognized $181,000 in gains on the loan sales. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $296,000 for the year ended December 31, 2014. The Company did not have SBA servicing fee income in 2013 or 2012. At December 31, 2014, the Company serviced $71.1 million of SBA loans for others.

The table below summarizes the activity in the SBA servicing rights asset for the period presented (dollars in thousands):

SBA Servicing Rights	December 31, 2014
Balance, beginning of period	$—
Bank of Atlanta acquisition	1,509
Additions	45
Fair value adjustments	(38)
Balance, end of period	$1,516

A summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company's SBA servicing rights asset are as follows (dollars in thousands):

SBA Servicing Rights	December 31, 2014
Fair value	$1,516
Weighted average discount rate	11.3%
Prepayment speed	6.7%
Weighted average remaining life (years)	7.8

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

Note 11: FDIC Receivable for Loss Share Agreements

The FDIC receivable for loss share agreements is measured separately from the related covered assets. Any applicable reimbursements relating to recoveries owed to the FDIC under the terms of the loss share agreements are netted against the FDIC receivable. Prospective losses incurred on covered loans and other real estate owned are eligible for partial reimbursement by the FDIC under loss share agreements. Increases in the valuation allowances or impairment charges related to covered assets result in an increased adjustment to the FDIC receivable for the estimated amount to be reimbursed, discounted to present value. Decreases in the valuation allowances or impairment charges related to covered assets result in a decreased adjustment to the FDIC receivable.

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered purchased credit impaired loans and covered acquired other real estate owned for the periods indicated (dollars in thousands):

	December 31
FDIC receivable for loss share agreements	2014	2013	2012
Balance, beginning of period	$107,843	$356,866	$529,440
Provision for loan losses attributable to FDIC for loss share agreements	(2,890)	(30,188)	40,556
Wires received	(45,251)	(125,960)	(222,180)
Net charge-offs, write-downs and other losses	(28,169)	(19,564)	21,377
Amortization	(15,785)	(87,884)	(32,569)
External expenses qualifying under loss share agreements	6,572	14,573	20,242
Balance, end of period	$22,320	$107,843	$356,866

At December 31, 2014, we recorded a clawback liability of $5.7 million to the FDIC related to the First Security National Bank, NorthWest Bank & Trust, United Americas Bank, Community Capital Bank and Piedmont Community Bank acquisitions.

Note 12: Deposits

Deposits are summarized as follows (dollars in thousands):

	December 31
	2014	2013
Noninterest-bearing demand deposits	$577,295	$468,138
Interest-bearing transaction accounts	495,966	367,983
Savings and money market deposits	954,626	892,136
Time deposits less than $250,000	247,757	267,308
Time deposits $250,000 or greater	18,946	26,130
Brokered and wholesale time deposits	97,092	106,630
Total deposits	$2,391,682	$2,128,325

Overdrawn deposit accounts reclassified as loans were $259,000 and $308,000 at December 31, 2014 and 2013, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled maturities of time, brokered, and wholesale deposits were as follows (dollars in thousands):

December 31, 2014
2015	$239,420
2016	95,593
2017	20,302
2018	4,906
2019	3,448
Thereafter	126
Total time, brokered, and wholesale deposits	$363,795

The Company had brokered deposits of $50.6 million and $70.7 million at December 31, 2014 and 2013, respectively. The scheduled maturities of brokered deposits and their weighted average costs were as follows (dollars in thousands):

	December 31, 2014
	Balance	Average Cost
2015	$17,998.81%
2016	26,541	1.05%
2017	4,050	1.28%
2018	2,000	1.58%
Total brokered deposits	$50,589	1.00%

Note 13: Securities Sold Under Repurchase Agreements

Retail repurchase agreements, defined as securities sold under repurchase agreements, are secured short-term borrowings from customers, which may be drawn on demand. The agreements bear interest rates determined by the Company. The Company did not have retail repurchase agreements at December 31, 2014. At December 31, 2013, retail repurchase agreements totaled $1.2 million with a weighted average interest rate of .10% and the Company pledged securities as collateral with an approximate market value of $2.5 million.

Note 14: Notes Payable

The Company has several participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitle the Company to receive principal and interest payments before other participating interest holders. Given the participations sold do not qualify as participating interests, they do not qualify for sale treatment in accordance with generally accepted accounting principles. As a result, the Company recorded the transactions as secured borrowings. The balance of the secured borrowings was $2.8 million and $5.7 million at December 31, 2014 and 2013, respectively. The loans are recorded at their gross balances outstanding and are included in organic loans on the consolidated statements of financial condition.

Note 15: Derivatives Instruments & Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments to add stability to interest income or expense and to manage its exposure to movements in interest rates. The Company does not use derivatives for trading or speculative purposes and only enters into transactions that have a qualifying hedging relationship. The Company's hedging strategies involving interest rate derivatives are classified as either Fair Value Hedges or Cash Flow Hedges, depending on the rate characteristic of the hedged item.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair values of the Company's derivative financial instruments designated as hedging instruments as well as their classifications on the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Derivatives Designated as Hedging Instruments
	Fair Value	Fair Value
Interest Rate Products	December 31, 2014	December 31, 2013
Asset Derivatives
Other Assets	$3,879	$8,087

Liability Derivatives
Other Liabilities	$1,666	$764

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At December 31, 2014, the Company had 95 interest rate swaps with an aggregate notional amount of $177.2 million designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2014	2013	2012
Amount of (loss) gain recognized in income on derivatives	Noninterest income	$(3,031)	$4,568	$(1,546)
Amount of gain (loss) recognized in income on hedged items	Noninterest income	2,422	(3,728)	1,381
Total net (loss) gain recognized in income on fair value hedge ineffectiveness		$(609)	$840	$(165)

The Company recognized net (losses) gains of $(609,000), $840,000, and $(165,000) during the years ended December 31, 2014, 2013, and 2012, respectively, related to hedge ineffectiveness of the fair value hedging relationships. The Company also recognized a net reduction in interest income of $2.1 million, $1.5 million, and $698,000 for the years ended December 31, 2014, 2013, and 2012, respectively, related to the Company's fair value hedges, which include net settlements on derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net gains (losses) of $49,000, $125,000, and $(8,000) in interest income for the years ended December 31, 2014, 2013, and 2012, respectively, related to the unamortized basis in the hedged items.

Cash Flow Hedges

The Company uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps, designated as cash flow hedges, involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's current cash flow hedges are for the purpose of capping the interest rates paid on deposits, which protects the Company in a rising rate environment. The caps were purchased during the first quarter of 2013 to hedge the variable cash outflows associated with these liabilities; they originally had a five-year life and notional value of $200.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the years ended December 31, 2014 and 2013.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $546,000 is expected to be reclassified as an increase to net interest income.

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2014	2013	2012
Amount of (loss) gain recognized in income on derivatives (effective portion)	OCI	$(2,036)	$1,264	$—
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	259	40	—
Total (loss) gain recognized in consolidated statements of comprehensive income		$(1,777)	$1,304	$—

Derivative Not Designated as Hedging Instrument

During 2014, the Company had an interest rate swap not designated as a fair value hedge associated with the Company's fixed rate loan program. The income statement effect from the derivative not designated as a hedging instrument was $47,000 for the year ended December 31, 2014. At December 31, 2014 all derivatives were designated as hedging instruments.

Credit-risk-related Contingent Features

The Company manages credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. At December 31, 2014, the Company has received $2.7 million in cash collateral under these agreements.

The Company’s agreements with its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At December 31, 2014, the termination value of derivatives in a net liability position under these agreements was $456,000. Although the Company did not breach any provisions at December 31, 2014, had a breach occurred, the Company could have been required to settle obligations under the agreements at their termination value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Offsetting

Certain financial instruments, including derivatives (interest rate caps and swaps), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The table below presents information about the Company’s financial instruments that are eligible for offset on the consolidated statements of financial condition at the periods presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted
December 31, 2014
Offsetting Derivative Assets
Derivatives	$3,879	$—	$3,879	$(1,666)	$(2,654)	$(441)
Offsetting Derivative Liabilities
Derivatives	$1,666	$—	$1,666	$(1,666)	$—	$—

December 31, 2013
Offsetting Derivative Assets
Derivatives	$8,087	$—	$8,087	$(764)	$(6,560)	$763
Offsetting Derivative Liabilities
Derivatives	$764	$—	$764	$(764)	$—	$—

Note 16: Stock Warrants

The Company has outstanding warrants purchased by executive officers, directors and certain members of senior management. Warrant holders have the right to purchase one share of the Company's common stock at strike prices ranging from $5.00 to $12.00 per share through the ten-year contractual period. The warrants were fully exercisable as of the purchase date; however, they were subject to repurchase agreements should the holder leave his or her employment or role as a director. The repurchase was at the Company's option ranging from a price of $2.00 to $2.32 per warrant depending on the specific warrant agreement as well as $12.00 per share for exercised warrants. If the warrant holder exercised the warrant for shares within the repurchase period, the common stock issued was subject to repurchase until the agreement expired. The repurchase option expired three years from the date of each agreement. At December 31, 2014 there were no remaining unexercised or exercised warrants subject to repurchase. During 2014 and 2013, there were no new warrants granted and the repurchases during those periods were for unexercised warrants.

The following table represents the activity related to stock warrants:

	December 31
	2014		2013
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding warrants at beginning of year	2,623,824	$9.84	2,640,283	$9.84
Issued	—	—	—	—
Exercised	(42,633)	6.24	(15,000)	10.00
Repurchased	—	—	(1,459)	11.21
Outstanding warrants at end of year	2,581,191	$9.90	2,623,824	$9.84

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17: Share-Based Compensation

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of stock for issuance in accordance with the Plan terms. The Plan provides for the granting of Incentive Stock Options, Non-Qualified Stock Options, Performance Awards, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Bonus Stock and Stock Awards, or any combination of the foregoing, as the Independent Directors Committee serving as the Compensation Committee determines is best suited to the circumstances of the particular individual.

Stock Option Awards

Option awards are granted with an exercise price equal to or greater than the market price of the Company's common stock at the date of grant. The options include a vesting period, usually three years, and a ten-year contractual period. Certain option grants provide for accelerated vesting if there is a change in control of the Company or certain other conditions are met, as defined in the Plan document. At all times during the term of the Plan, the Company shall retain the number of shares required to satisfy option exercises as authorized and unissued shares in the Company's treasury. Currently, the Company has a sufficient number of shares allocated to satisfy expected share option exercises.

During December 31, 2014 and 2012, there was no stock option activity. During 2013, the Company's Board of Directors approved the accelerated vesting of an aggregate of 28,918 unvested stock options upon the retirement of the award holders. The accelerated vesting triggered a modification to the award agreements, the original grants were forfeited and additional grants were awarded based on the new vesting terms. The additional grants awarded were done so at the same exercise price as the original grants. The fair value of each option award is estimated at the grant date using the Black-Scholes option-pricing model. The significant assumptions made and resulting grant-date fair values in utilizing the option-pricing model are noted in the table below:

2013
Expected volatility	28.6%
Expected dividend yield	—%
Risk-free interest rate	.5%
Expected term (in years)	2.5
Weighted-average grant-date fair value	$3.48

The 2013 expected volatility, used for the modification of the agreements, was based on the average historical volatility of the Company's stock price. The expected dividend yield is estimated using the current annual dividend level and most recent stock price of the Company's common stock at the date of grant. The risk-free interest rate is determined by using the U.S. Treasury rate for the expected life at the time of grant. The expected term represents the period of time that the stock options granted are expected to be outstanding.

There was no compensation expense recognized related to stock options for the year ended December 31, 2014, as all options were vested at December 31, 2013. For the years ended December 31, 2013 and 2012, the Company recognized compensation expense related to stock options of $14,000 and $69,000, respectively, in the Company's consolidated statements of income. The total recognized tax benefit related to this share-based compensation was $5,000 and $24,000 for 2013 and 2012, respectively. The amount of compensation expense was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a summary of the activity related to stock options:

	December 31, 2014
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding options, end of year (1)	28,918	$14.37	6.65	$162
Fully vested and exercisable options, end of year	28,918	$14.37	6.65	$162

(1) There were no stock option grants, forfeitures or exercises during 2014.

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on changes in the market value of the Company’s stock.

Restricted Stock Awards

The Company has issued restricted stock to certain officers and independent directors under the Plan. The Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends, if applicable, and have the right to vote the shares. The fair value of the restricted stock awarded under the Plan is recorded as unearned share-based compensation. The unearned compensation related to these awards is amortized to compensation expense over the vesting period, generally five years. The total share-based compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. During 2014, the Company's Board of Directors approved the accelerated vesting of an aggregate of 44,138 shares of restricted stock to certain award holders based upon either their retirement or termination.

Compensation expense recognized in the Company's consolidated statements of income for restricted stock was $2.0 million, $1.3 million and $710,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The total recognized tax benefit related to this share-based compensation was $692,000, $444,000 and $251,000 for 2014, 2013 and 2012, respectively. Total unrecognized compensation cost related to unvested share-based compensation was $5.4 million at December 31, 2014 and is expected to be recognized over a weighted-average period of 3.4 years.

The following table represents a summary of the unvested restricted stock award activity:

	December 31, 2014
	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of year	431,269	$15.81
Granted	153,232	16.60
Forfeited	(16,250)	14.86
Earned and issued	(93,205)	14.07
Balance, end of year	475,046	$16.43

Restricted stock awards of 153,232 shares, 181,814 shares, and 174,000 shares, respectively, were granted during 2014, 2013 and 2012 with a weighted-average grant date fair value of $16.60, $16.33 and $16.31, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18: Employee Benefit Plan

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "401(k) Plan”) that covers substantially all employees meeting certain eligibility requirements. The 401(k) Plan allows employees to make pre-tax or Roth after-tax salary deferrals to the 401(k) Plan and the Company matches these employee contributions on a discretionary basis equal to a uniform percentage of the salary deferrals. During 2014, 2013 and 2012, the Company matched employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to 401(k) Plan and regulatory limits. Participants receive matching contributions the first quarter after completing three months of service and matching contributions made after January 1, 2013 are fully vested, regardless of years of service. In 2012 and prior years, participants received matching contributions after completing one year of service and matching contributions made during those years began vesting after one year of service and are fully vested after five years of service. Compensation expense related to the 401(k) Plan totaled $2.0 million, $1.6 million, and $1.4 million in 2014, 2013 and 2012, respectively.

Note 19: Regulatory Matters

Regulatory Capital Requirements

The Company and State Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and State Bank. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and State Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Company and State Bank.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014 and 2013, the Company and State Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be well-capitalized, the Company and State Bank must maintain total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events that have occurred subsequent to year-end that would change the Company and State Bank's classification from well-capitalized. The Company's and State Bank's actual ratios at the periods indicated are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital to Risk-Weighted Assets
Consolidated	$470,869	24.37%	$154,543	8.00%	$193,178	10.00%
State Bank	$383,957	19.88%	$154,511	8.00%	$193,139	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$446,666	23.12%	$77,271	4.00%	$115,907	6.00%
State Bank	$359,759	18.63%	$77,256	4.00%	$115,883	6.00%
Tier I Capital to Average Assets
Consolidated	$446,666	15.90%	$112,334	4.00%	$—	N/A
State Bank	$359,759	12.84%	$112,112	4.00%	$140,139	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital to Risk-Weighted Assets
Consolidated	$438,670	29.11%	$120,549	8.00%	$150,686	10.00%
State Bank	$381,230	25.32%	$120,463	8.00%	$150,578	10.00%
Tier I Capital to Risk-Weighted Assets
Consolidated	$419,646	27.85%	$60,274	4.00%	$90,412	6.00%
State Bank	$362,219	24.06%	$60,231	4.00%	$90,347	6.00%
Tier I Capital to Average Assets
Consolidated	$419,646	16.55%	$101,429	4.00%	$—	N/A
State Bank	$362,219	14.28%	$101,438	4.00%	$126,797	5.00%

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at December 31, 2014.

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been the primary source of funds available for the declaration and payment of dividends to the Company's common shareholders.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal and state banking laws and regulations restrict the amount of dividends State Bank may distribute without prior regulatory approval. At December 31, 2014, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At December 31, 2014, the Company had $85.6 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. The Company declared a cash dividend of $.04 per common share to the Company's shareholders for the quarters ended June 30, 2014, September 30, 2014, and December 31, 2014 and declared a cash dividend of $.03 per share for the quarter ended March 31, 2014.

Other Regulatory Matters

The Company had required reserve balances at the Federal Reserve Bank of $99.3 million and $76.4 million at December 31, 2014 and 2013, respectively.

Note 20: Commitments and Contingent Liabilities

Commitments

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

A summary of the Company's commitments is as follows (dollars in thousands):

	December 31
	2014	2013
Commitments to extend credit:
Fixed	$21,276	$9,848
Variable	405,956	290,079
Financial standby letters of credit:
Fixed	846	379
Variable	4,350	1,274
Total	$432,428	$301,580

The fixed rate loan commitments have maturities ranging from one month to ten years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Liabilities

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

Level 3

Valuation is generated from techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the years ended December 31, 2014 and 2013, there were no transfers between levels.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Financial Liabilities Measured on a Recurring Basis:

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At December 31, 2014, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

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

SBA Servicing Rights

The Company has the rights to service a portfolio of Small Business Administration (“SBA”) loans. The SBA servicing rights are measured at fair value when loans are sold on a servicing retained basis. The servicing rights are subsequently measured at fair value on a recurring basis utilizing Level 3 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. For non-guaranteed portions of servicing assets, future cash flows are estimated using loan specific assumptions for losses and recoveries. Adjustments to fair value are recorded as a component of "other noninterest expense" on the consolidated statements of income. Please reference Note 10 for the rollforward of the SBA servicing rights asset at fair value utilizing level 3 inputs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$117,349	$—	$117,349
States and political subdivisions	—	5,897	—	5,897
Residential mortgage-backed securities — nonagency	—	115,031	—	115,031
Residential mortgage-backed securities — agency	—	352,528	—	352,528
Asset-backed securities	—	26,700	—	26,700
Corporate securities	—	22,581	—	22,581
Derivative financial instruments	—	3,879	—	3,879
SBA servicing rights	—	—	1,516	1,516
Total recurring assets at fair value	$—	$643,965	$1,516	$645,481

Liabilities:
Derivative financial instruments	$—	$1,666	$—	$1,666
Total recurring liabilities at fair value	$—	$1,666	$—	$1,666

December 31, 2013	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$761	$80,350	$—	$81,111
States and political subdivisions	—	9,367	—	9,367
Residential mortgage-backed securities — nonagency	—	117,647	—	117,647
Residential mortgage-backed securities — agency	—	175,926	—	175,926
Asset-backed securities	—	2,940	—	2,940
Equity securities	57	—	—	57
Derivative financial instruments	—	8,087	—	8,087
Total recurring assets at fair value	$818	$394,317	$—	$395,135

Liabilities:
Derivative financial instruments	$—	$764	$—	$764
Total recurring liabilities at fair value	$—	$764	$—	$764

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets Measured on a Nonrecurring Basis

The following methods and assumptions are used by the Company in estimating the fair value of its financial assets on a nonrecurring basis:

Impaired Loans

Loans, excluding purchased credit impaired loans, are considered impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The fair values of impaired organic loans are measured on a nonrecurring basis and are based on the underlying collateral value of each loan if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs that are based on observable market data such as an appraisal. Updated appraisals are obtained on at least an annual basis. Level 3 inputs are based on the Company's customized discounting criteria when management determines the fair value of the collateral is further impaired.

Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of cost or fair value. The fair values of mortgage loans held for sale are measured on a nonrecurring basis. Estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market values of similar loans.

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014
Impaired loans	$—	$—	$5,167	$5,167
Mortgage loans held for sale	—	3,174	—	3,174
Total nonrecurring assets at fair value	$—	$3,174	$5,167	$8,341

December 31, 2013
Impaired loans	$—	$—	$1,962	$1,962
Mortgage loans held for sale	—	897	—	897
Total nonrecurring assets at fair value	$—	$897	$1,962	$2,859

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had principal balances of $5.7 million and $2.3 million with valuation allowances of $486,000 and $303,000 at December 31, 2014 and 2013, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following methods and assumptions are used by the Company in estimating the fair value of its nonfinancial assets on a nonrecurring basis:

Other Real Estate Owned

The fair value of other real estate owned is determined when the asset is transferred to foreclosed assets. Fair values of foreclosed assets held for sale are generally based on third party appraisals, broker price opinions, or other valuations of property, resulting in a Level 3 classification. Management requires updated valuations for all other real estated owned on an annual basis.

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2014
Other real estate owned	$—	$—	$80	$80
Acquired other real estate owned	—	—	10,859	10,859
Total other real estate owned	$—	$—	$10,939	$10,939

December 31, 2013
Other real estate owned	$—	$—	$980	$980
Acquired other real estate owned	—	—	55,982	55,982
Total other real estate owned	$—	$—	$56,962	$56,962

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statements of financial condition (dollars in thousands):

	December 31, 2014	December 31, 2013
Other real estate owned:
Other real estate owned at fair value	$80	$980
Estimated selling costs	(6)	(15)
Other real estate owned	$74	$965

Acquired other real estate owned:
Other real estate owned at fair value	$10,859	$55,982
Estimated selling costs and other adjustments	(2,365)	(9,760)
Other real estate owned	$8,494	$46,222

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$1,516	Discounted cash flows	Discount rate	8% - 14% (11%)
			Prepayment speed	4% - 9% (7%)
Impaired loans - collateral dependent	$5,167	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$80	Third party appraisal	Management discount for property type and recent market volatility	0% - 0% (0%)
Acquired other real estate owned	$10,859	Third party appraisal	Management discount for property type and recent market volatility	0% - 76% (45%)

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans - collateral dependent	$1,962	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (13%)
Other real estate owned	$980	Third party appraisal	Management discount for property type and recent market volatility	0% - 31% (6%)
Acquired other real estate owned	$55,982	Third party appraisal	Management discount for property type and recent market volatility	0% - 84% (39%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2014 and 2013.

		December 31, 2014		December 31, 2013
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$481,158	$481,158	$598,749	$598,749
Investment securities available-for-sale	Levels 1 & 2	640,086	640,086	387,048	387,048
Mortgage loans held for sale	Level 2	3,174	3,245	897	897
Net loans	Level 3	1,605,891	1,646,222	1,346,904	1,396,958
Other real estate owned	Level 3	8,568	10,939	47,187	56,962
FDIC receivable for loss share agreements, net	Level 3	22,320	7,572	107,843	58,496
Derivative financial instruments	Level 2	3,879	3,879	8,087	8,087
SBA servicing rights	Level 3	1,516	1,516	—	—
Accrued interest receivable	Level 2	5,989	5,989	2,935	2,935
Federal Home Loan Bank stock	Level 3	2,512	2,512	3,195	3,195
Liabilities:
Deposits	Level 2	$2,391,682	$2,391,805	$2,128,325	$2,128,611
Securities sold under agreements to repurchase	Level 2	—	—	1,216	1,216
Notes payable	Level 2	2,771	2,771	5,682	5,682
Derivative financial instruments	Level 2	1,666	1,666	764	764
Accrued interest payable	Level 2	887	887	865	865

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Organic and Purchased Non-Credit Impaired Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturities using estimated market discount rates that reflect observable market information incorporating the credit, liquidity, yield, and other risks inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Credit Impaired Loans

Purchased credit impaired loans are recorded at fair value at the date of acquisition, exclusive of expected cash flow reimbursements from the FDIC for the loans covered by loss share agreements. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and an accretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases to the expected cash flows results in a reversal of the provision for loan losses to the extent of prior changes or a reclassification of the difference from the nonaccretable to accretable discount with a positive impact on the accretable discount.

FDIC Receivable for Loss Share Agreements

The FDIC receivable is recorded at fair value at the acquisition date. The FDIC receivable is recognized at the same time as the purchased loans, and measured on the same basis, subject to collectability or contractual limitations, and the FDIC receivable is impacted by changes in estimated cash flows associated with these loans. Increases in the amount expected to be collected from the FDIC are recognized immediately whereas decreases are amortized over the lesser of the life of the loan or the life of the loss share agreement.

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

Securities Sold Under Agreements to Repurchase and Notes Payable

The fair value of securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities. Notes payable are variable rate subordinated debt for which performance is based on the underlying notes receivable interest rates adjust according to market value; therefore, the carrying amount approximates fair value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22: Income Taxes

The components of income tax expense were as follows (dollars in thousands):

	Years Ended December 31
	2014	2013	2012
Current tax provision:
Federal	$25,617	$46,180	$20,726
State	2,885	4,784	582
Total current tax provision	28,502	50,964	21,308
Deferred tax provision:
Federal	(8,970)	(39,709)	(8,877)
State	(1,211)	(4,688)	(9)
Total deferred tax provision	(10,181)	(44,397)	(8,886)
Total income tax provision	$18,321	$6,567	$12,422

Income tax expense differed from amounts computed by applying the Federal statutory rate of 35% to income before income taxes due to the following factors (dollars in thousands):

	Years Ended December 31
	2014	2013	2012
Statutory Federal income taxes	$17,234	$6,760	$12,307
State taxes, net of federal benefit	1,088	62	372
Tax-exempt interest	(177)	(247)	(143)
Bank-owned life insurance income	(467)	(474)	(489)
Other	643	466	375
Actual income taxes	$18,321	$6,567	$12,422

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax liability included in other liabilities in the accompanying consolidated statement of financial condition are as follows (dollars in thousands):

	December 31
	2014	2013
Deferred tax assets
Allowance for loan losses	$11,077	$13,176
Net operating losses and credit carryforward	5,658	7
Accrued compensation	4,095	3,941
Tax basis difference on acquired assets	2,426	—
FDIC clawback liability	2,191	1,812
Other real estate owned	554	8
Unrealized losses on cash flow hedges	183	—
Estimated loss on acquired failed bank assets	—	30,328
Other	618	80
Total deferred tax assets	26,802	49,352

Deferred tax liabilities
FDIC loss share receivable	$(8,633)	$(39,901)
Intangible asset basis difference	(3,880)	(3,364)
Unrealized gains on securities available-for-sale	(2,655)	(2,327)
Deferred gain on FDIC-assisted transactions	(1,532)	(12,985)
Estimated gain on acquired failed bank assets	(1,308)	—
Premises and equipment	(883)	(1,477)
Unrealized gains on cash flow hedges	—	(457)
Other	(1,187)	(1,188)
Total deferred tax liabilities	(20,078)	(61,699)

Net Deferred Tax Asset (Liability)	$6,724	$(12,347)

Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at December 31, 2014. At December 31, 2014, the Company had Federal and State tax net operating loss carryforwards, related to the Bank of Atlanta acquisition, of approximately $15.0 million. The loss carryforwards can be deducted annually from future taxable income through 2034, subject to an annual limitation of approximately $800,000. At December 31, 2013, the Company had loss carryforwards of approximately $180,000, all of which were utilized in 2014. Currently, tax years 2012 to present are open for examination by Federal and State taxing authorities.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23: Earnings Per Share

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Years Ended December 31
	2014	2013	2012
Numerator:
Net Income	$30,918	$12,747	$22,742
Denominator:
Weighted average common shares outstanding	32,175,363	31,978,844	31,696,358
Weighted average dilutive grants	1,560,989	1,311,721	1,193,916
Weighted average common shares outstanding including dilutive grants	33,736,352	33,290,565	32,890,274

Net Income per share:
Basic	$.96	$.40	$.72
Diluted	$.92	$.38	$.69

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

The components of AOCI and changes in those components are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (Effective Portion)	Total
Balance, December 31, 2011	$(2,677)	$—	$(2,677)
Other comprehensive income before income taxes:
Net change in unrealized gains	17,557	—	17,557
Amounts reclassified for net gains realized and included in earnings	(318)	—	(318)
Income tax expense	6,034	—	6,034
Balance, December 31, 2012	$8,528	$—	$8,528
Other comprehensive income before income taxes:
Net change in unrealized (losses) gains	(5,389)	1,264	(4,125)
Amounts reclassified for net (gains) losses realized and included in earnings	(1,081)	40	(1,041)
Income tax (benefit) expense	(2,265)	457	(1,808)
Balance, December 31, 2013	$4,323	$847	$5,170
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	62	(2,036)	(1,974)
Amounts reclassified for net (gains) losses realized and included in earnings	(246)	259	13
Income tax benefit	(71)	(640)	(711)
Balance, December 31, 2014	$4,210	$(290)	$3,920

Reclassifications out of AOCI for the periods presented are as follows (dollars in thousands):

	December 31
AOCI components and affected line items on Consolidated Statements of Income	2014	2013	2012
Investment securities available-for-sale
Gain on sale of investment securities	$(246)	$(1,081)	$(318)
Income tax expense	95	378	111
Net income	$(151)	$(703)	$(207)

Cash flow hedges (effective portion)
Interest expense on deposits	$259	$40	$—
Income tax benefit	(100)	(14)	—
Net income	$159	$26	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25: Condensed Financial Information of State Bank Financial Corporation (Parent Company Only Financial Statements)

Condensed Statements of Financial Condition
(Dollars in thousands)

	2014	2013
Assets
Cash and due from banks	$85,607	$56,365
Investment in subsidiary	377,188	379,756
Other assets	1,830	1,062
Total assets	464,625	437,183
Liabilities
Other liabilities	530	—
Total liabilities	530	—
Shareholders' equity	464,095	437,183
Total liabilities and shareholders' equity	$464,625	$437,183

Condensed Statements of Income
(Dollars in thousands)

	Years Ended December 31
	2014	2013	2012
Dividends from subsidiary	59,000	25,000	21,503
Other operating expense	2,404	1,456	1,064
Income before income tax and equity in undistributed net income of subsidiary	56,596	23,544	20,439
Income tax benefit	(794)	(495)	(371)
Income before equity in undistributed net income of subsidiary	57,390	24,039	20,810
Equity in earnings of subsidiary (less than) greater than dividends received	(26,472)	(11,292)	1,932
Net income	$30,918	$12,747	$22,742

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31
	2014	2013	2012
Cash flows from operating activities:
Net income	$30,918	$12,747	$22,742
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiary less than (greater than) dividends received	26,472	11,292	(1,932)
Share-based compensation expense	2,035	1,321	779
Other, net	(238)	(301)	(561)
Net cash provided by operating activities	59,187	25,059	21,028
Cash flows from investing activities:
Bank of Atlanta acquisition cash consideration paid	(25,154)	—	—
Net cash used in investing activities	(25,154)	—	—
Cash flows from financing activities:
Issuance of common stock	195	100	167
Repurchase of stock warrants	—	(3)	(55)
Restricted stock activity	(156)	—	—
Dividends paid	(4,830)	(3,840)	(1,910)
Net cash used in financing activities	(4,791)	(3,743)	(1,798)
Net increase in cash and cash equivalents	29,242	21,316	19,230
Cash and cash equivalents, beginning	56,365	35,049	15,819
Cash and cash equivalents, ending	$85,607	$56,365	$35,049

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

Management's Report on Internal Control Over Financial Reporting

      Management's Report on Internal Control Over Financial Reporting is set forth on page 80 of this Annual Report of Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

       There was no change in our internal control over financial reporting during our fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.5
Purchase and Assumption Agreement dated as of July 30, 2010 among the Federal Deposit Insurance Corporation, Receiver of NorthWest Bank and Trust, Acworth, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.5 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)

2.6
Purchase and Assumption Agreement dated as of December 17, 2010 among the Federal Deposit Insurance Corporation, Receiver of United Americas Bank, N.A., Atlanta, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.6 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)

2.7
Agreement and Plan of Merger between State Bank Financial Corporation and Georgia-Carolina Bancshares, Inc. dated June 23, 2014 (incorporated by reference to Exhibit 2.7 of the Company’s Registration Statement on Form S-4 (File Number 333-198707) filed on September 12, 2014 and attached as Annex A to proxy statement/ prospectus contained in the Registration Statement).

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

10.3	*
Restricted Stock Agreement dated September 1, 2011 by and among Joseph W. Evans and State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 8, 2011)

10.4	*
Form of Restricted Stock Agreement dated September 1, 2011 (Pursuant to Instruction 2 of Item 601, one form of Restricted Stock Agreement has been filed which has been executed by Kim M. Childers, Stephen W. Doughty and J. Daniel Speight) (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 8, 2011)

Exhibit No.		Document

10.5	*
Restricted Stock Agreement dated August 15, 2011 by and among Thomas L. Callicutt, Jr. and State Bank Financial Corporation (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended September 30, 2011)

10.6	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on September 21, 2012)

10.7	*	Summary of Director Compensation (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-k for the year ended December 31, 2013

10.8	*
Separation Agreement dated March 15, 2013 by and among Thomas L. Callicutt, Jr. and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 15, 2013)

10.9	*	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 8, 2014)

10.10	*	Form of Restricted Stock Agreement of Thomas L. Callicutt, Jr. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 29, 2013)

10.11	*	Executive Officer Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 18, 2014)

10.12	*	First Amendment to State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan

10.13	*
Offer Letter by and among, First Bank of Georgia, State Bank Financial Corporation and Remer Y. Brinson, III, dated June 23, 2014 (incorporated by reference to Exhibit 10.34 of our registration statement on Form S-4 filed on September 12, 2014)

10.14	*
Separation Agreement by and between First Bank of Georgia and Remer Y. Brinson, III, dated June 23, 2014 (incorporated by reference to Exhibit 10.34 of our registration statement on Form S-4 filed on September 12, 2014)

10.15	*
Offer Letter dated October 14, 2014, by and among State Bank and Trust Company, State Bank Financial Corporation and Sheila Ray (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 15, 2014)

10.16	*
Separation Agreement dated October 14, 2014, by and among Sheila Ray and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 15, 2014)

10.17	*
Amended and Restated Employment Agreement dated December 31, 2014, by and among Joseph W. Evans, State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2015)

10.18	*
Amended and Restated Employment Agreement dated December 31, 2014, by and among J. Thomas Wiley, State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2015)

10.19	*
Amended and Restated Employment Agreement dated December 31, 2014, by and among J. Daniel Speight, State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 2, 2015)

10.20	*
Amended and Restated Employment Agreement dated December 31, 2014, by and among Kim M. Childers, State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 2, 2015)

10.21	*
Amended and Restated Employment Agreement dated December 31, 2014, by and between Stephen W. Doughty and State Bank and Trust Company (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 2, 2015)

10.22	*
Amendment to Offer Letter dated December 31, 2014, by and between Thomas L. Callicutt, Jr., State Bank Financial Corporation and State Bank and Trust Company (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on January 2, 2015)

21.1		Subsidiaries of State Bank Financial Corporation

23.1		Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained on the signature page hereof)

31.1		Rule 13a-14(a) Certification of the Chief Executive Officer

31.2		Rule 13a-14(a) Certification of the Chief Financial Officer

Exhibit No.	Document
32.1	Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date:	March 13, 2015	By:	/s/ Joseph W. Evans
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

Signature	Title	Date

/s/ James R. Balkcom, Jr.	Director	March 13, 2015
James R. Balkcom, Jr.

/s/ Kelly H. Barrett	Director	March 13, 2015
Kelly H. Barrett

/s/ Archie L. Bransford, Jr.	Director	March 13, 2015
Archie L. Bransford, Jr.

/s/ Kim M. Childers	Executive Risk Officer, Vice Chairman and Director	March 13, 2015
Kim M. Childers

/s/ Ann Q. Curry	Director	March 13, 2015
Ann Q. Curry

/s/ Joseph W. Evans	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
Joseph W. Evans

/s/ Virginia A. Hepner	Director	March 13, 2015
Virgina A. Hepner

/s/ John D. Houser	Director	March 13, 2015
John D. Houser

/s/ William D. McKnight	Director	March 13, 2015
William D. McKnight

/s/ Major General Robert H. McMahon	Director	March 13, 2015
Major General Robert H. McMahon

/s/ Sheila E. Ray	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2015
Sheila E. Ray

/s/ J. Daniel Speight, Jr.	General Counsel, Vice Chairman and Director	March 13, 2015
J. Daniel Speight, Jr.

/s/ J. Thomas Wiley, Jr.	President, Vice Chairman and Director	March 13, 2015
J. Thomas Wiley, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained on the signature page hereof)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.