Form 10-Q
period 2015-03-31
STATE BANK FINANCIAL CORP
filed 2015-05-08
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock, as of May 7, 2015 was 35,738,850

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements.  These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “project”, “believe,” “intend,” “plan” and “estimate,” as well as similar expressions.  These forward-looking statements include statements related to the use of the mortgage and SBA platforms from our recent acquisitions, our expectations regarding growth in our markets, our expectations regarding our reinvestment into lower-yielding securities, our belief that any losses on formerly covered assets after the applicable loss share agreement expires will not be material to our overall financial results, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation that our total risk-weighted assets will increase, our belief that our recorded deferred tax assets are fully recoverable, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, including future amortization of the FDIC receivable and accretion on loans, the impact of the expiration of loss share agreements, the possible normalizing of our level of capitalization, the estimated reimbursements we expect to receive from losses we incur as we dispose of loans and other real estate covered under the loss share agreements, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include the following:

•	negative reactions to our recent acquisitions by the customers, employees and counterparties of the acquired banks, or difficulties related to the transition of services;

•
general economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a deterioration in credit quality, a reduction in demand for credit and a decline in real estate values;

•	a general decline in the real estate and lending markets, particularly in our market areas, could negatively affect our financial results;

•	we may be unable to collect reimbursements on losses that we incur on our assets covered under loss share agreements with the FDIC as we anticipate;

•	costs or difficulties related to the integration of the banks we have acquired or may acquire may be greater than expected;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;

•	other financial institutions have greater financial resources than we do and may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets;

•	economic, governmental or other factors may prevent the population, residential and commercial growth that we expect in the markets in which we operate; and

•	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the SEC.
For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014 for a description of some of the important factors that may affect actual outcomes.

PART I

Item 1. Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$20,426	$10,550
Interest-bearing deposits in other financial institutions	285,971	470,608
Cash and cash equivalents	306,397	481,158
Investment securities available-for-sale	819,609	640,086
Loans (includes covered loans of $88,570 and $99,530, respectively)	2,000,189	1,634,529
Allowance for loan and lease losses	(29,982)	(28,638)
Loans, net	1,970,207	1,605,891
Loans held-for-sale (includes loans at fair value of $40,758 and $0, respectively)	45,211	3,174
Other real estate owned (includes covered OREO of $4,296 and $3,347, respectively)	16,848	8,568
Premises and equipment, net	46,370	35,286
Goodwill	30,510	10,606
Other intangibles, net	9,045	2,752
SBA servicing rights	1,902	1,516
FDIC receivable for loss share agreements	17,098	22,320
Bank-owned life insurance	57,348	41,479
Other assets	31,363	29,374
Total assets	$3,351,908	$2,882,210
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$691,938	$577,295
Interest-bearing deposits	2,085,997	1,814,387
Total deposits	2,777,935	2,391,682
Securities sold under agreements to repurchase	8,250	—
Notes payable	2,769	2,771
Other liabilities	33,708	23,662
Total liabilities	2,822,662	2,418,115
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 35,738,850 and 32,269,604 shares issued and outstanding, respectively	357	323
Additional paid-in capital	355,156	297,479
Retained earnings	169,792	162,373
Accumulated other comprehensive income, net of tax	3,941	3,920
Total shareholders' equity	529,246	464,095
Total liabilities and shareholders' equity	$3,351,908	$2,882,210
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Income (Unaudited) (Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2015	2014
Interest income:
Loans	$21,400	$15,248
Loan accretion	16,069	26,536
Investment securities	3,389	2,148
Deposits with other financial institutions	213	345
Total interest income	41,071	44,277
Interest expense:
Deposits	1,912	1,746
Notes payable	52	148
Federal funds purchased and repurchase agreements	15	—
Total interest expense	1,979	1,894
Net interest income	39,092	42,383
Provision for loan losses	3,193	590
Net interest income after provision for loan losses	35,899	41,793
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(1,448)	(15,292)
Service charges on deposits	1,489	1,158
Mortgage banking income	2,680	159
Prepayment fees	1,982	142
Payroll fee income	1,158	953
SBA income	1,123	—
ATM income	725	590
Bank-owned life insurance income	455	329
Gain on sale of investment securities	380	11
Other	265	(212)
Total noninterest income	8,809	(12,162)
Noninterest expense:
Salaries and employee benefits	19,582	15,077
Occupancy and equipment	3,105	2,529
Data processing	2,280	1,672
Legal and professional fees	1,621	1,014
Marketing	436	332
Federal deposit insurance premiums and other regulatory fees	506	334
Loan collection and OREO costs	405	624
Amortization of intangibles	417	162
Other	1,742	1,339
Total noninterest expense	30,094	23,083
Income before income taxes	14,614	6,548
Income tax expense	5,410	2,226
Net income	$9,204	$4,322
Basic net income per share	$.27	$.13
Diluted net income per share	$.25	$.13
Cash dividends declared per common share	$.05	$.03
Weighted Average Shares Outstanding:
Basic	34,373,665	32,094,473
Diluted	36,437,322	33,644,135

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31
	2015	2014
Net income	$9,204	$4,322
Other comprehensive income, net of tax:
Net change in unrealized gains	313	410
Amounts reclassified for (gains) losses realized and included in earnings	(279)	29
Other comprehensive income, before income taxes	34	439
Income tax expense	13	184
Other comprehensive income, net of income taxes	21	255
Comprehensive income	$9,225	$4,577

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Stock
Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183
Exercise of stock warrants	(33,500)	33,500	—	167	—	—	167
Share-based compensation	—	—	—	475	—	—	475
Restricted stock activity	—	(4,000)	—	—	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	255	255
Common stock dividends, $.03 per share	—	—	—	—	(963)	—	(963)
Net income	—	—	—	—	4,322	—	4,322
Balance, March 31, 2014	2,590,324	32,123,645	$321	$296,021	$139,672	$5,425	$441,439

Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095
Exercise of stock warrants	(5,666)	5,326	—	50	—	—	50
Share-based compensation	—	—	—	619	—	—	619
Restricted stock activity	—	608,950	6	(6)	—	—	—
Issuance of common stock	—	2,854,970	28	57,014	—	—	57,042
Change in accumulated other comprehensive income	—	—	—	—	—	21	21
Common stock dividends, $.05 per share	—	—	—	—	(1,785)	—	(1,785)
Net income	—	—	—	—	9,204	—	9,204
Balance, March 31, 2015	2,575,525	35,738,850	$357	$355,156	$169,792	$3,941	$529,246

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31
	2015	2014
Cash Flows from Operating Activities
Net income	$9,204	$4,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,960	1,254
Provision for loan losses	3,193	590
Accretion on acquisitions, net	(14,621)	(11,244)
Gains on sales of other real estate owned	(595)	(5,792)
Writedowns of other real estate owned	67	5,921
Net decrease in FDIC receivable for covered losses	4,270	8,754
Funds collected from FDIC	—	16,488
Deferred income taxes	3,068	1,037
Proceeds from sales of mortgage loans held-for-sale	117,071	6,757
Originations of mortgage loans held-for-sale	(121,457)	(7,243)
Mortgage banking activities	(1,722)	(159)
Net gains on available-for-sale securities	(380)	(11)
Share-based compensation expense	619	475
Changes in fair value of SBA servicing rights	(227)	—
Changes in other assets and other liabilities, net	(5,583)	(6,687)
Net cash (used in) provided by operating activities	(4,133)	14,462
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(313,029)	(92,683)
Proceeds from sales and calls of investment securities available-for-sale	227,725	9,136
Proceeds from maturities and paydowns of investment securities available-for-sale	37,001	17,056
Loan originations, repayments and resolutions, net	(63,135)	(16,705)
Net purchases of premises and equipment	(78)	(2,234)
Proceeds from sales of other real estate owned	4,321	18,402
Acquisition of First Bank of Georgia	(10,958)	—
Net cash used in investing activities	(118,153)	(67,028)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	33,755	3,276
Net decrease in interest-bearing customer deposits	(65,157)	9,460
Net decrease in federal funds purchased and securities sold under repurchase agreements	(19,338)	(1,216)
Issuance of common stock	50	167
Dividends paid to shareholders	(1,785)	(963)
Net cash provided by (used in) financing activities	(52,475)	10,724
Net decrease in cash and cash equivalents	(174,761)	(41,842)
Cash and cash equivalents, beginning	481,158	598,749
Cash and cash equivalents, ending	$306,397	$556,907

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statement of Cash Flows (Continued) (Unaudited) (Dollars in Thousands)

	Three Months Ended

	March 31
	2015	2014
Supplemental Disclosure of Noncash Investing and Financing Activities
Goodwill and fair value acquisition adjustments	$19,904	$—
Unrealized gains (losses) on securities and cash flow hedges, net of tax	21	255
Transfers of loans to other real estate owned	5,603	9,781
Acquisitions:
Assets acquired	$526,687	$—
Liabilities assumed	457,718	—
Net assets	68,969	—

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND RECENTLY ADOPTED ACCOUNTING STANDARDS

Overview

State Bank Financial Corporation (the “Company” or "we") is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiaries, State Bank and Trust Company (“State Bank”) and First Bank of Georgia ("First Bank"). We operate a full service banking business and offer a broad range of commercial and retail banking products to our customers, primarily located in metropolitan Atlanta, middle Georgia and Augusta, Georgia.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Recently Adopted Accounting Standard for Mortgage Loans Held-for-Sale

After we acquired First Bank, we elected the fair value option of accounting for our mortgage loans held-for-sale which will be applied prospectively to all new mortgage loan originations. There have been no other significant changes to our critical accounting policies from those disclosed in our 2014 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2014 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Loans held-for-sale include the majority of originated residential mortgage loans and certain Small Business Administration ("SBA") loans, which the Company has the intent and ability to sell. The Company has elected to account for residential mortgage loans held-for-sale under the fair value option. The fair value of committed residential mortgage loans held-for-sale is determined by outstanding commitments from investors and the fair value of uncommitted loans is based on current delivery prices in the secondary mortgage market. Origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale.

The SBA loans held-for-sale are recorded at the lower of cost or market. Any loans subsequently transferred to the held for investment portfolio are transferred at the lower of cost or market at that time. For SBA loans, fair value is determined primarily based on loan performance and available market information. Origination fees and costs for SBA loans held-for-sale are capitalized as a part of the basis of the loan and are included in the calculation of realized gains and losses upon sale.

Gains and losses on the sales of both mortgage loans and SBA loans held-for-sale are recognized, based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale, as well as realized gains and losses at the sale of the residential mortgage loans, and SBA loans are classified in the Consolidated Statements of Income as noninterest income from mortgage banking and SBA income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loan sale agreements for loans sold from our mortgage loans held-for-sale portfolio generally require that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In addition to these conditions, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an Early Payment Default ("EPD"). In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in certain situations repurchase the loan or indemnify the investor. Any losses related to loans previously sold are charged against our recourse liability for mortgage loans previously sold. The recourse liability is based on historical loss experience adjusted for current information and events when it is probable that a loss will be incurred.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The new ASU clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or when the borrower voluntarily conveys all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this guidance in the first quarter of 2015 did not have a material impact on the Company's results of operations or financial condition, although it did result in additional disclosures. For more information about these disclosures, refer to NOTE 7, Other Real Estate Owned.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. The amendments in the standard affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. This guidance is effective for public business entities for fiscal years, and for interim fiscal periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

NOTE 3: ACQUISITIONS

Acquisition of Georgia-Carolina Bancshares Inc. and First Bank of Georgia

On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank. In the merger, First Bank, a Georgia-state-chartered bank, became a wholly-owned subsidiary bank of the Company. Under the terms of the merger agreement, each share of Georgia-Carolina Bancshares, Inc. common stock was converted into the right to receive $8.85 in cash and .794 shares of the Company's common stock. Total consideration paid was approximately $88.9 million, consisting of $31.8 million in cash and $57.0 million in the Company's common stock.

The merger of Georgia-Carolina Bancshares was accounted for under the acquisition method of accounting, using pushdown accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $19.9 million was generated from the acquisition, none of which is expected to be deductible for income tax purposes.

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by Georgia-Carolina Bancshares, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$20,873	$—		$20,873
Investment securities	130,218	999	(a)	131,217
Loans, net	293,814	590	(b)	294,404
Loans held-for-sale	34,956	—		34,956
Other real estate owned	4,428	2,042	(c)	6,470
Core deposit intangible	—	6,710	(d)	6,710
Premises and equipment, net	9,175	2,803	(e)	11,978
Bank-owned life insurance	15,414	—		15,414
Other assets	9,122	(4,457)	(f)	4,665
Total assets acquired	$518,000	$8,687		$526,687
Liabilities
Deposits:
Noninterest-bearing	$80,888	$—		$80,888
Interest-bearing	335,889	878	(g)	336,767
Total deposits	416,777	878		417,655
Securities sold under agreements to repurchase	27,588	—		27,588
FHLB advances	—	—		—
Other liabilities	11,823	652	(h)	12,475
Total liabilities assumed	456,188	1,530		457,718
Net identifiable assets acquired over liabilities assumed	$61,812	$7,157		$68,969
Goodwill	$—	$19,904		$19,904
Net assets acquired over liabilities assumed	$61,812	$27,061		$88,873
Consideration:
State Bank Financial Corporation common shares issued	2,855
Purchase price per share of the Company's common stock	$19.98
Company common stock issued	57,042
Cash exchanged for shares	31,831
Fair value of total consideration transferred	$88,873

Explanation of fair value adjustments

(a)	Adjustment reflects the gain on certain securities immediately following close that was deemed to be a more accurate representation of fair value.
(b)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(e)	Adjustment reflects the fair value adjustment based on appraised values.
(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired deposits.
(h)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of other liabilities and to record certain liabilities directly attributable to the acquisition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with Georgia-Carolina Bancshares, Inc. (excluding the impact of merger-related expenses) from the acquisition date of January 1, 2015 through March 31, 2015 (dollars in thousands). The table also presents certain pro forma information as if Georgia-Carolina Bancshares, Inc. had been acquired on January 1, 2014. These results combine the historical results of Georgia-Carolina Bancshares, Inc. in the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014. Merger-related costs of $72,000 are included in the Company's consolidated statements of income for the three months ended March 31, 2015 and are not included in the pro forma statements below.

	Actual from acquisition date through March 31,	Pro Forma Three Months Ended March 31,
	2015	2014
Net interest income	$39,092	$38,802
Net income	$9,204	$8,789
Earnings per share:
Basic		$.27
Diluted		$.26

The following is a summary of the purchased credit impaired loans acquired in the Georgia-Carolina Bancshares, Inc. transaction on January 1, 2015 (dollars in thousands):

Purchased Credit Impaired
Contractually required principal and interest at acquisition	$3,060
Contractual cash flows not expected to be collected (nonaccretable difference)	(783)
Expected cash flows at acquisition	2,277
Accretable difference	(317)
Basis in acquired loans at acquisition - estimated fair value	$1,960

On January 1, 2015, the fair value of the purchased non-credit impaired loans acquired in the Georgia-Carolina Bancshares, Inc. transaction was $292.4 million. The contractual balance of the purchased non-credit impaired loans at acquisition was $355.0 million, of which $6.4 million was the amount of contractual cash flows not expected to be collected.

Acquisition of Boyett Agency, LLC

On February 26, 2015, the Bank entered into an Asset Purchase Agreement with Boyett Agency, LLC an independent insurance agency, pursuant to which State Bank acquired substantially all of the assets of Boyett Agency, LLC. The acquisition was not material to the financial results of State Bank.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Explanation of fair value adjustments

(a)
Adjustment reflects the gain on liquidation of certain securities immediately after close that was deemed to be primarily from Bank of Atlanta's understatement of fair value rather than changes in market value.

(b)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(e)
Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets and includes adjustments for deferred tax assets largely related to net operating losses that are deductible under Section 382 of the Internal revenue Code.

(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired deposits.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of other liabilities and to record certain liabilities directly attributable to the acquisition of Bank of Atlanta.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	March 31, 2015				December 31, 2014
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$149,823	$485	$3	$150,305	$116,830	$615	$96	$117,349
States and political subdivisions	5,847	18	1	5,864	5,881	20	4	5,897
Residential mortgage-backed securities — nonagency	144,064	5,474	216	149,322	109,344	5,780	93	115,031
Residential mortgage-backed securities — agency	427,267	2,933	790	429,410	351,769	1,874	1,115	352,528
Asset-backed securities	41,820	21	31	41,810	26,820	—	120	26,700
Corporate securities	42,709	232	43	42,898	22,577	37	33	22,581
Total investment securities available-for-sale	$811,530	$9,163	$1,084	$819,609	$633,221	$8,326	$1,461	$640,086

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

	Distribution of Maturities (1)
March 31, 2015	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$18,017	$131,806	$—	$—	$149,823
States and political subdivisions	4,001	1,846	—	—	5,847
Residential mortgage-backed securities — nonagency	—	—	—	144,064	144,064
Residential mortgage-backed securities — agency	—	—	364,735	62,532	427,267
Asset-backed securities	—	—	4,910	36,910	41,820
Corporate securities	—	42,709	—	—	42,709
Total debt securities	$22,018	$176,361	$369,645	$243,506	$811,530

Fair Value:
U.S. Government securities	$18,105	$132,200	$—	$—	$150,305
States and political subdivisions	4,005	1,859	—	—	5,864
Residential mortgage-backed securities — nonagency	—	—	—	149,322	149,322
Residential mortgage-backed securities — agency	—	—	367,103	62,307	429,410
Asset-backed securities	—	—	4,900	36,910	41,810
Corporate securities	—	42,898	—	—	42,898
Total debt securities	$22,110	$176,957	$372,003	$248,539	$819,609

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
U.S. Government securities	$8,995	$3	$—	$—	$8,995	$3
States and political subdivisions	3,019	1	—	—	3,019	1
Residential mortgage-backed securities — nonagency	42,064	181	2,001	35	44,065	216
Residential mortgage-backed securities — agency	87,013	496	21,592	294	108,605	790
Asset-backed securities	13,870	31	—	—	13,870	31
Corporate securities	14,064	43	—	—	14,064	43
Total temporarily impaired securities	$169,025	$755	$23,593	$329	$192,618	$1,084

December 31, 2014
U.S. Government securities	$37,649	$96	$—	$—	$37,649	$96
States and political subdivisions	3,041	4	—	—	3,041	4
Residential mortgage-backed securities — nonagency	17,295	71	834	22	18,129	93
Residential mortgage-backed securities — agency	118,514	480	39,180	635	157,694	1,115
Asset-backed securities	21,700	120	—	—	21,700	120
Corporate securities	15,530	33	—	—	15,530	33
Total temporarily impaired securities	$213,729	$804	$40,014	$657	$253,743	$1,461

At March 31, 2015, the Company held 47 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At March 31, 2015, there was no intent to sell any of the available-for-sale securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities available-for-sale are summarized in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
	2015	2014
Proceeds from sales and calls	$227,725	$9,136

Gross gains on sales and calls of securities available-for-sale	$499	$11
Gross losses on sales and calls of securities available-for-sale	(119)	—
Net realized gains on sales and calls of securities available-for-sale	$380	$11

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $338.9 million and $283.4 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits.

NOTE 5: LOANS

Loans are summarized as follows (dollars in thousands):

Loans	March 31, 2015	December 31, 2014
Construction, land & land development	$474,068	$337,697
Other commercial real estate	755,475	694,951
Total commercial real estate	1,229,543	1,032,648
Residential real estate	271,301	213,910
Owner-occupied real estate	308,713	253,844
Commercial, financial & agricultural	154,850	104,518
Leases	21,491	19,959
Consumer	14,291	9,650
Total loans	2,000,189	1,634,529
Allowance for loan and lease losses	(29,982)	(28,638)
Total loans, net	$1,970,207	$1,605,891

Organic loans are summarized as follows (dollars in thousands):

Organic Loans (1)	March 31, 2015	December 31, 2014
Construction, land & land development	$388,148	$310,987
Other commercial real estate	606,347	609,478
Total commercial real estate	994,495	920,465
Residential real estate	107,554	91,448
Owner-occupied real estate	191,557	188,933
Commercial, financial & agricultural	108,929	90,930
Leases	21,491	19,959
Consumer	9,442	8,658
Total organic loans (2)	1,433,468	1,320,393
Allowance for loan and lease losses	(19,424)	(18,392)
Total organic loans, net	$1,414,044	$1,302,001

(1) Loans originated by State Bank and loans originated by First Bank after the acquisition on January 1, 2015.
(2) Includes net deferred loan fees that totaled approximately $4.8 million and $4.5 million at March 31, 2015 and December 31, 2014, respectively.

Purchased non-credit impaired loans, net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	March 31, 2015	December 31, 2014
Construction, land & land development	$67,129	$2,166
Other commercial real estate	94,917	26,793
Total commercial real estate	162,046	28,959
Residential real estate	88,871	43,669
Owner-occupied real estate	77,946	22,743
Commercial, financial & agricultural	42,494	11,635
Consumer	4,517	791
Total purchased non-credit impaired loans (1)	375,874	107,797
Allowance for loan and lease losses	—	—
Total purchased non-credit impaired loans, net	$375,874	$107,797

(1) Includes net discounts that totaled approximately $8.7 million and $5.2 million at March 31, 2015 and December 31, 2014, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased credit impaired loans, net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	March 31, 2015	December 31, 2014
Construction, land & land development	$18,791	$24,544
Other commercial real estate	54,211	58,680
Total commercial real estate	73,002	83,224
Residential real estate	74,876	78,793
Owner-occupied real estate	39,210	42,168
Commercial, financial & agricultural	3,427	1,953
Consumer	332	201
Total purchased credit impaired loans (1)	190,847	206,339
Allowance for loan and lease losses	(10,558)	(10,246)
Total purchased credit impaired loans, net	$180,289	$196,093

(1) Loans covered by loss share agreements with the FDIC were approximately $88.6 million and $99.5 million at March 31, 2015 and December 31, 2014, respectively.

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Purchased Credit Impaired Loans	2015	2014
Balance, beginning of period	$196,093	$240,085
Accretion of fair value discounts	16,069	26,536
Fair value of acquired loans	1,960	—
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(33,521)	(37,751)
Change in the allowance for loan and lease losses on purchased credit impaired loans	(312)	(1,773)
Balance, end of period	$180,289	$227,097

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

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Changes in Accretable Discount	2015	2014
Balance, beginning of period	$120,061	$185,024
Additions from acquisitions	317	—
Accretion	(16,069)	(26,536)
Transfers to accretable discounts and exit events, net	5,945	(2,082)
Balance, end of period	$110,254	$156,406

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accretable discount changes over time as the purchased credit impaired loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on acquired loans.

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following table summarizes the Company's allowance for loan and leases losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2015				2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$18,392	$—	$10,246	$28,638	$16,656	$—	$17,409	$34,065
Loans charged-off	(76)	(2)	(3,229)	(3,307)	(136)	—	(6,670)	(6,806)
Recoveries of loans previously charged-off	38	—	924	962	338	—	5,231	5,569
Net (charge-offs) recoveries	(38)	(2)	(2,305)	(2,345)	202	—	(1,439)	(1,237)
Provision for loan losses before amount attributable to FDIC loss share agreements	1,070	2	2,617	3,689	—	—	3,212	3,212
Amount attributable to FDIC loss share agreements	—	—	(496)	(496)	—	—	(2,622)	(2,622)
Total provision for loan losses charged to operations	1,070	2	2,121	3,193	—	—	590	590
Provision for loan losses recorded through the FDIC loss share receivable	—	—	496	496	—	—	2,622	2,622
Balance, end of period	$19,424	$—	$10,558	$29,982	$16,858	$—	$19,182	$36,040

There was no ALLL on purchased non-credit impaired loans at March 31, 2015. ALLL activity during the three months ended March 31, 2015 included consumer charge-offs of $2,000 and related provision for loan losses of $2,000.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
March 31, 2015
Beginning balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392
Charge-offs	—	—	—	(68)	—	(8)	(76)
Recoveries	1	1	—	32	—	4	38
Provision	702	283	143	(156)	77	21	1,070
Ending balance	$13,837	$1,474	$2,071	$1,578	$339	$125	$19,424

Three Months Ended
March 31, 2014
Beginning balance	$11,163	$1,015	$2,535	$1,799	$—	$144	$16,656
Charge-offs	(65)	—	—	(65)	—	(6)	(136)
Recoveries	282	2	—	54	—	—	338
Provision	346	16	(39)	(315)	—	(8)	—
Ending balance	$11,726	$1,033	$2,496	$1,473	$—	$130	$16,858

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2015
Commercial real estate	$356	$13,481	$13,837	$4,086	$990,409	$994,495
Residential real estate	44	1,430	1,474	290	107,264	107,554
Owner-occupied real estate	165	1,906	2,071	329	191,228	191,557
Commercial, financial & agricultural	43	1,535	1,578	87	108,842	108,929
Leases	—	339	339	—	21,491	21,491
Consumer	5	120	125	10	9,432	9,442
Total organic loans	$613	$18,811	$19,424	$4,802	$1,428,666	$1,433,468

December 31, 2014
Commercial real estate	$330	$12,804	$13,134	$4,089	$916,376	$920,465
Residential real estate	58	1,132	1,190	1,263	90,185	91,448
Owner-occupied real estate	22	1,906	1,928	44	188,889	188,933
Commercial, financial & agricultural	66	1,704	1,770	131	90,799	90,930
Leases	—	262	262	—	19,959	19,959
Consumer	10	98	108	19	8,639	8,658
Total organic loans	$486	$17,906	$18,392	$5,546	$1,314,847	$1,320,393

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
March 31, 2015
Beginning balance	$5,461	$2,298	$1,916	$567	$4	$10,246
Charge-offs	(1,537)	(132)	(679)	(775)	(106)	(3,229)
Recoveries	478	129	47	196	74	924
Provision for loan losses before amount attributable to FDIC loss share agreements	415	276	1,327	563	36	2,617
Amount attributable to FDIC loss share agreements	(78)	(52)	(253)	(106)	(7)	(496)
Total provision for loan losses charged to operations	337	224	1,074	457	29	2,121
Provision for loan losses recorded through the FDIC loss share receivable	78	52	253	106	7	496
Ending balance	$4,817	$2,571	$2,611	$551	$8	$10,558

Three Months Ended
March 31, 2014
Beginning balance	$11,226	$2,481	$1,950	$1,680	$72	$17,409
Charge-offs	(4,917)	(410)	(794)	(539)	(10)	(6,670)
Recoveries	3,375	698	816	302	40	5,231
Provision for loan losses before amount attributable to FDIC loss share agreements	2,423	217	716	(79)	(65)	3,212
Amount attributable to FDIC loss share agreements	(1,978)	(177)	(584)	64	53	(2,622)
Total provision for loan losses charged to operations	445	40	132	(15)	(12)	590
Provision for loan losses recorded through the FDIC loss share receivable	1,978	177	584	(64)	(53)	2,622
Ending balance	$12,107	$2,986	$2,688	$1,364	$37	$19,182

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2015
Commercial real estate	$2,193	$2,624	$4,817	$34,776	$38,226	$73,002
Residential real estate	1,057	1,514	2,571	3,703	71,173	74,876
Owner-occupied real estate	2,335	276	2,611	16,643	22,567	39,210
Commercial, financial & agricultural	—	551	551	354	3,073	3,427
Consumer	—	8	8	29	303	332
Total purchased credit impaired loans	$5,585	$4,973	$10,558	$55,505	$135,342	$190,847

December 31, 2014
Commercial real estate	$1,830	$3,631	$5,461	$42,721	$40,503	$83,224
Residential real estate	1,094	1,204	2,298	3,718	75,075	78,793
Owner-occupied real estate	1,462	454	1,916	19,736	22,432	42,168
Commercial, financial & agricultural	—	567	567	353	1,600	1,953
Consumer	—	4	4	31	170	201
Total purchased credit impaired loans	$4,386	$5,860	$10,246	$66,559	$139,780	$206,339
For each period indicated, a portion of the Company's purchased credit impaired loans were past due, including many that were 90 days or more past due; however, such delinquencies were included in the Company's performance expectations in determining the fair values of purchased credit impaired loans at each acquisition and at subsequent valuation dates. All purchased credit impaired loan cash flows and the timing of such cash flows continue to be estimable and probable of collection and thus accretion income continues to be recognized on these assets. As such, the referenced purchased credit impaired loans are not considered nonperforming assets.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired organic and purchased non-credit impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired Loans: Organic and Purchased Non-Credit Impaired
With no related allowance recorded:
Construction, land & land development	$4,566	$3,374	$—	$4,616	$3,426	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	4,566	3,374	—	4,616	3,426	—
Residential real estate	—	—	—	875	875	—
Owner-occupied real estate	—	—	—	—	—	—
Commercial, financial & agricultural	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Subtotal	4,566	3,374	—	5,491	4,301	—
With related allowance recorded:
Construction, land & land development	38	38	19	3	3	1
Other commercial real estate	850	675	337	834	659	329
Total commercial real estate	888	713	356	837	662	330
Residential real estate	342	300	44	432	399	58
Owner-occupied real estate	329	329	165	44	44	22
Commercial, financial & agricultural	230	225	43	227	227	66
Consumer	24	24	5	21	20	10
Subtotal	1,813	1,591	613	1,561	1,352	486
Total impaired loans	$6,379	$4,965	$613	$7,052	$5,653	$486

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods indicated (dollars in thousands):

	March 31, 2015		March 31, 2014
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$3,421	$41	$522	$44
Other commercial real estate	672	9	484	—
Total commercial real estate	4,093	50	1,006	44
Residential real estate	402	3	1,217	—
Owner-occupied real estate	186	—	205	—
Commercial, financial & agricultural	253	1	149	—
Consumer	22	—	20	3
Total impaired loans	$4,956	$54	$2,597	$47

(1) The average recorded investment for troubled debt restructurings for the three months ended March 31, 2015 and 2014 was $3.4 million and $867,000, respectively.
(2) We recognized $41,000 in interest income on troubled debt restructurings for the three months ended March 31, 2015, and we recognized no interest income for the same period in 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in organic nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans (1):	March 31, 2015	December 31, 2014
Construction, land & land development	$3,412	$3,429
Other commercial real estate	675	659
Total commercial real estate	4,087	4,088
Residential real estate	300	1,274
Owner-occupied real estate	329	44
Commercial, financial & agricultural	225	227
Consumer	24	20
Total nonaccrual loans	$4,965	$5,653

(1) Includes both organic and purchased non-credit impaired nonaccrual loans. Purchased non-credit impaired nonaccrual loans totaled $163,000 at March 31, 2015 and $107,000 at December 31, 2014.

The following table presents an analysis of past due organic loans, by class of loans, for the periods indicated (dollars in thousands):

Organic Loans:	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
March 31, 2015
Construction, land & land development	$36	$—	$36	$388,112	$388,148	$—
Other commercial real estate	374	43	417	605,930	606,347	—
Total commercial real estate	410	43	453	994,042	994,495	—
Residential real estate	457	—	457	107,097	107,554	—
Owner-occupied real estate	185	329	514	191,043	191,557	—
Commercial, financial & agricultural	65	74	139	108,790	108,929	—
Leases	—	—	—	21,491	21,491	—
Consumer	22	3	25	9,417	9,442	—
Total organic loans	$1,139	$449	$1,588	$1,431,880	$1,433,468	$—

December 31, 2014
Construction, land & land development	$—	$—	$—	$310,987	$310,987	$—
Other commercial real estate	24	385	409	609,069	609,478	—
Total commercial real estate	24	385	409	920,056	920,465	—
Residential real estate	527	893	1,420	90,028	91,448	—
Owner-occupied real estate	287	44	331	188,602	188,933	—
Commercial, financial & agricultural	—	108	108	90,822	90,930	—
Leases	—	—	—	19,959	19,959	—
Consumer	25	12	37	8,621	8,658	—
Total organic loans	$863	$1,442	$2,305	$1,318,088	$1,320,393	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
March 31, 2015
Construction, land & land development	$—	$—	$—	$67,129	$67,129	$—
Other commercial real estate	358	—	358	94,559	94,917	—
Total commercial real estate	358	—	358	161,688	162,046	—
Residential real estate	867	10	877	87,994	88,871	—
Owner-occupied real estate	52	—	52	77,894	77,946	—
Commercial, financial & agricultural	49	—	49	42,445	42,494	—
Consumer	27	—	27	4,490	4,517	—
Total purchased non-credit impaired loans	$1,353	$10	$1,363	$374,511	$375,874	$—

December 31, 2014
Construction, land & land development	$—	$—	$—	$2,166	$2,166	$—
Other commercial real estate	—	—	—	26,793	26,793	—
Total commercial real estate	—	—	—	28,959	28,959	—
Residential real estate	490	11	501	43,168	43,669	—
Owner-occupied real estate	—	—	—	22,743	22,743	—
Commercial, financial & agricultural	—	—	—	11,635	11,635	—
Consumer	—	—	—	791	791	—
Total purchased non-credit impaired loans	$490	$11	$501	$107,296	$107,797	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2015
Construction, land & land development	$260	$4,392	$4,652	$14,139	$18,791
Other commercial real estate	11,875	3,307	15,182	39,029	54,211
Total commercial real estate	12,135	7,699	19,834	53,168	73,002
Residential real estate	3,537	4,400	7,937	66,939	74,876
Owner-occupied real estate	69	6,964	7,033	32,177	39,210
Commercial, financial & agricultural	8	333	341	3,086	3,427
Consumer	8	116	124	208	332
Total purchased credit impaired loans	$15,757	$19,512	$35,269	$155,578	$190,847

December 31, 2014
Construction, land & land development	$1,235	$8,797	$10,032	$14,512	$24,544
Other commercial real estate	1,443	4,957	6,400	52,280	58,680
Total commercial real estate	2,678	13,754	16,432	66,792	83,224
Residential real estate	3,525	6,577	10,102	68,691	78,793
Owner-occupied real estate	1,113	4,148	5,261	36,907	42,168
Commercial, financial & agricultural	—	340	340	1,613	1,953
Consumer	—	101	101	100	201
Total purchased credit impaired loans	$7,316	$24,920	$32,236	$174,103	$206,339

Asset Quality Grades:

The Company assigns loans into risk categories based on relevant information about the ability of borrowers to pay their debts, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. A loan's risk grade is assigned at inception based upon the strength of the repayment sources and reassessed periodically throughout the year. Loans over certain dollar thresholds identified as having weaknesses are subject to more frequent review. In addition, the Company's internal loan review department provides an ongoing, comprehensive and independent assessment of credit risk within the Company.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the organic loan portfolio, by class of loans, for the periods presented (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2015
Construction, land & land development	$337,643	$47,080	$—	$3,425	$—	$388,148
Other commercial real estate	574,187	29,315	1,757	1,088	—	606,347
Total commercial real estate	911,830	76,395	1,757	4,513	—	994,495
Residential real estate	86,163	20,193	270	928	—	107,554
Owner-occupied real estate	173,639	15,959	951	1,008	—	191,557
Commercial, financial & agricultural	106,275	1,493	637	515	9	108,929
Leases	21,491	—	—	—	—	21,491
Consumer	9,103	23	8	308	—	9,442
Total organic loans	$1,308,501	$114,063	$3,623	$7,272	$9	$1,433,468

December 31, 2014
Construction, land & land development	$272,847	$34,702	$—	$3,438	$—	$310,987
Other commercial real estate	572,098	35,434	905	1,041	—	609,478
Total commercial real estate	844,945	70,136	905	4,479	—	920,465
Residential real estate	69,828	19,656	287	1,677	—	91,448
Owner-occupied real estate	162,929	17,999	1,157	6,848	—	188,933
Commercial, financial & agricultural	87,819	1,754	798	559	—	90,930
Leases	19,959	—	—	—	—	19,959
Consumer	8,302	27	9	320	—	8,658
Total organic loans	$1,193,782	$109,572	$3,156	$13,883	$—	$1,320,393

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, for the periods presented (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2015
Construction, land & land development	$67,129	$—	$—	$—	$—	$67,129
Other commercial real estate	86,280	2,490	6,147	—	—	94,917
Total commercial real estate	153,409	2,490	6,147	—	—	162,046
Residential real estate	87,078	1,135	644	14	—	88,871
Owner-occupied real estate	72,906	873	3,491	676	—	77,946
Commercial, financial & agricultural	40,127	1,868	326	173	—	42,494
Consumer	4,484	20	—	13	—	4,517
Total purchased non-credit impaired loans	$358,004	$6,386	$10,608	$876	$—	$375,874

December 31, 2014
Construction, land & land development	$2,166	$—	$—	$—	$—	$2,166
Other commercial real estate	24,257	2,536	—	—	—	26,793
Total commercial real estate	26,423	2,536	—	—	—	28,959
Residential real estate	41,868	1,694	—	107	—	43,669
Owner-occupied real estate	21,862	881	—	—	—	22,743
Commercial, financial & agricultural	9,800	1,475	264	96	—	11,635
Consumer	773	18	—	—	—	791
Total purchased non-credit impaired loans	$100,726	$6,604	$264	$203	$—	$107,797

Classifications on purchased credit impaired loans are based upon the borrower's ability to pay the current unpaid principal balance without regard to loss share coverage or the net carrying value of the loan on the Company's balance sheet. Because the values shown in the table below are based on each loan's estimated cash flows, any expected losses should be covered by a combination of the specific reserves established in the allowance for loan losses on purchased credit impaired loans plus the discounts to the unpaid principal balances reflected in the recorded investment of each loan.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2015
Construction, land & land development	$5,715	$2,583	$462	$9,306	$725	$18,791
Other commercial real estate	5,886	27,120	3,053	16,329	1,823	54,211
Total commercial real estate	11,601	29,703	3,515	25,635	2,548	73,002
Residential real estate	36,493	11,704	7,398	14,079	5,202	74,876
Owner-occupied real estate	10,525	10,038	4,498	13,236	913	39,210
Commercial, financial & agricultural	1,380	538	138	266	1,105	3,427
Consumer	118	97	—	35	82	332
Total purchased credit impaired loans	$60,117	$52,080	$15,549	$53,251	$9,850	$190,847

December 31, 2014
Construction, land & land development	$5,833	$2,228	$195	$14,485	$1,803	$24,544
Other commercial real estate	5,893	24,139	8,397	18,383	1,868	58,680
Total commercial real estate	11,726	26,367	8,592	32,868	3,671	83,224
Residential real estate	35,829	11,092	8,649	17,698	5,525	78,793
Owner-occupied real estate	15,234	12,786	3,694	9,405	1,049	42,168
Commercial, financial & agricultural	1,048	142	123	308	332	1,953
Consumer	32	24	—	25	120	201
Total purchased credit impaired loans	$63,869	$50,411	$21,058	$60,304	$10,697	$206,339

Troubled Debt Restructurings (TDRs)

Total organic troubled debt restructurings (TDRs) were $3.4 million and $4.3 million at March 31, 2015 and December 31, 2014, respectively, with no related allowance for loans losses for the same periods. At March 31, 2015 and December 31, 2014, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring. At March 31, 2015 and December 31, 2014, there were no purchased non-credit impaired TDRs. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

During the three months ended March 31, 2015 and 2014, there were no organic loans modified under the terms of a TDR. During the three months ended March 31, 2015 and 2014, there were no organic TDRs that subsequently defaulted within twelve months of their modification dates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: OTHER REAL ESTATE OWNED (OREO)

The following is a summary of transactions in other real estate owned for the periods presented (dollars in thousands):

	Three Months Ended March 31
	2015			2014
	OREO	Acquired OREO	Total	OREO	Acquired OREO	Total
Balance, beginning of period	$74	$8,494	$8,568	$965	$46,222	$47,187
Other real estate acquired through mergers and acquisitions	—	6,470	6,470	—	—	—
Other real estate acquired through foreclosure of loans receivable	—	5,603	5,603	132	9,649	9,781
Other real estate sold	(74)	(3,652)	(3,726)	—	(12,610)	(12,610)
Write down of other real estate	—	(67)	(67)	(196)	(5,725)	(5,921)
Balance, end of period (1) (2)	$—	$16,848	$16,848	$901	$37,536	$38,437

(1) Acquired OREO covered by loss share agreements with the FDIC was approximately $4.3 million and $37.5 million at March 31, 2015 and 2014, respectively.
(2) Total OREO balance at March 31, 2015 includes $2.5 million of residential real estate properties.

At March 31, 2015, there were no consumer mortgage loans secured by residential real estate properties in formal foreclosure proceedings.

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three months ended March 31, 2015, the Company sold SBA loans with unpaid principal balances totaling $6.1 million and recognized $680,000 in gains on the loan sales. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $198,000 for the three months ended March 31, 2015. The Company began selling and servicing SBA loans in the fourth quarter of 2014; therefore, no sales or servicing income was recognized during the three months ended March 31, 2014.

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
SBA Servicing Rights	2015	2014
Balance, beginning of period	$1,516	$—
Additions	159	—
Fair value adjustments	227	—
Balance, end of period	$1,902	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	March 31, 2015	December 31, 2014
Fair value	$1,902	$1,516
Weighted average discount rate	11.5%	11.3%
Decline in fair value due to a 10% adverse change	$(70)	$(57)
Decline in fair value due to a 20% adverse change	(136)	(110)
Prepayment speed	7.2%	6.7%
Decline in fair value due to a 10% adverse change	$(56)	$(41)
Decline in fair value due to a 20% adverse change	(109)	(80)
Weighted average remaining life (years)	7.5	7.8

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

Information about the SBA loans serviced by the Company at and for the period presented is as follows (dollars in thousands):

	March 31, 2015
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Three Months Ended March 31, 2015
Serviced for others	$76,190	$—	$—	$—
Held-for-sale	4,453	—	—	—
Held-for-investment	63,602	1,438	5,260	161
Total SBA loans serviced	$144,245	$1,438	$5,260	$161

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

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to covered purchased credit impaired loans and covered acquired other real estate owned for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31
	2015	2014
Balance, beginning of period	$22,320	$107,843
Provision for loan losses attributable to FDIC for loss share agreements	496	2,622
Wires received	—	(16,488)
Net recoveries	(4,730)	(10,768)
Amortization	(1,448)	(15,292)
External expenses qualifying under loss share agreements	460	2,443
Balance, end of period	$17,098	$70,360

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2015, in accordance with the respective purchase and assumption agreements, other liabilities include a clawback liability of $5.5 million to the FDIC related to our acquisitions of First Security National Bank, NorthWest Bank & Trust, United Americas Bank, Community Capital Bank and Piedmont Community Bank.

NOTE 10: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Interest Rate Swaps and Caps

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

Risk Management Objective of Mortgage Lending Activities

The Company also maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of our operations, we enter into derivative contracts to economically hedge risks associated with overall price risk related to interest rate lock commitments ("IRLCs") and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include forward sale commitments and IRLCs.

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of mortgage loans in order to economically hedge the effect of changes in interest rates resulting from interest rate lock commitments.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Designated as Hedging Instruments

The table below presents the fair values of the Company's derivative financial instruments designated as hedging instruments as well as their classifications on the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Derivatives Designated as Hedging Instruments
	Fair Value	Fair Value
Interest Rate Products	March 31, 2015	December 31, 2014
Asset Derivatives
Other Assets	$2,130	$3,879

Liability Derivatives
Other Liabilities	$2,201	$1,666

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At March 31, 2015, the Company had 93 interest rate swaps with an aggregate notional amount of $159.3 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2015	2014
Amount of (loss) recognized in income on derivatives	Noninterest income	$(1,671)	$(933)
Amount of gain recognized in income on hedged items	Noninterest income	1,457	689
Total net (loss) recognized in income on fair value hedge ineffectiveness		$(214)	$(244)

The Company recognized net losses of $214,000 and $244,000 during the three months ended March 31, 2015 and 2014, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $583,000 and $438,000 for the three months ended March 31, 2015 and 2014, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net loss of $413,000 and net gain $1,000 in interest income for the three months ended March 31, 2015 and 2014, respectively, related to the unamortized basis in the hedged items.

Cash Flow Hedges

The Company uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps, designated as cash flow hedges, involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's current cash flow hedges are for the purpose of capping interest rates paid on deposits, which protects the Company in a rising rate environment. The caps were purchased during the first quarter of 2013 to hedge the variable cash outflows associated with these liabilities; they originally had a five-year life and notional value of $200.0 million.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended March 31, 2015 and 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $664,000 is expected to be reclassified as a decrease to net interest income.

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2015	2014
Amount of loss recognized in AOCI on derivatives (effective portion)	OCI	$1,300	$495
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	101	40
Total loss recognized in consolidated statements of comprehensive income		$1,199	$455

Derivatives Not Designated as Hedging Instruments

The table below presents the fair values of the Company's derivative financial instruments not designated as hedging instruments as well as their classifications on the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Derivatives Not Designated as Hedging Instruments
	Fair Value	Fair Value
Interest Rate Products	March 31, 2015	December 31, 2014
Asset Derivatives
Interest rate swaps	$—	$—
Mortgage derivatives	971	—
Other assets	$971	$—
Liability Derivatives
Interest rate swaps	$230	$—
Mortgage derivatives	556	—
Other liabilities	$786	$—

Interest rate swaps

At March 31, 2015, the Company had two interest rate swaps with an aggregate notional amount of $6.8 million not designated as fair value hedges associated with the Company's fixed rate loan program. At March 31, 2015, the fair value of the derivative liabilities not designated as hedging instruments was $230,000. The income statement effect from the derivatives not designated as a hedging instrument was immaterial for the three months ended March 31, 2015.

Mortgage Derivatives

At March 31, 2015, the Company had approximately $65.9 million of interest rate lock commitments and $88.8 million of forward commitments for the future delivery of residential mortgage loans. The net gains related to interest rate lock commitments used for risk management were $829,000 for the three months ended March 31, 2015. The net losses for forward commitments related to these mortgage loans was $438,000 for the three months ended March 31, 2015.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2015	2014
Amount of loss recognized in income on interest rate swaps	Noninterest income	$63	$—
Amount of gain recognized in income on interest rate lock commitments	Noninterest income	691	—
Amount of loss recognized in income on forward commitments	Noninterest income	280	—
Total gain recognized in income on derivatives not designated as hedging instruments		$348	$—

Credit-Risk-Related Contingent Features

Interest Rate Swaps and Caps

The Company manages credit exposure on derivative transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. At March 31, 2015, the Company posted $300,000 in cash collateral under these agreements.

The Company’s agreements with its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At March 31, 2015, the termination value of derivatives in a net liability position under these agreements was $1.3 million. Although the Company did not breach any provisions at March 31, 2015, had a breach occurred, the Company could have been required to settle obligations under the agreements at their termination values.

The Company’s underlying risks are primarily related to interest rates and forward sales commitments entered into as part of its mortgage banking activities. Forward sales commitments are contracts for the delayed delivery or net settlement of an underlying instrument, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of mortgage loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Offsetting

Certain financial instruments, including derivatives (interest rate caps and swaps), may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. The Company is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The table below presents information about the Company’s financial instruments that are eligible for offset on the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted
March 31, 2015
Offsetting Derivative Assets
Derivatives	$2,130	$—	$2,130	$1,275	$787	$68
Offsetting Derivative Liabilities
Derivatives	$2,431	$—	$2,431	$1,275	$242	$914

December 31, 2014
Offsetting Derivative Assets
Derivatives	$3,879	$—	$3,879	$1,244	$2,529	$106
Offsetting Derivative Liabilities
Derivatives	$1,666	$—	$1,666	$1,244	$—	$422

NOTE 11: SHARE-BASED COMPENSATION

The Company maintains an incentive compensation plan that includes share-based compensation. The State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the "Plan") was approved by the Company's shareholders in 2011 and authorizes up to 3,160,000 shares of common stock for issuance in accordance with the Plan terms. Descriptions of these grants and the Plan, including the terms of awards and the number of shares authorized for issuance, were included in Note 17 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

The Company issued 608,950 shares of restricted stock under the Plan to its officers and independent directors during the three months ended March 31, 2015. There were 1,000 shares of restricted stock that vested and no shares of restricted stock that were forfeited during the three months ended March 31, 2015.

The Company recognized compensation expense related to equity awards of $619,000 for the three months ended March 31, 2015, compared to $475,000 for the same period in 2014. Unearned share-based compensation associated with these equity awards totaled $16.5 million at March 31, 2015.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: REGULATORY MATTERS

Regulatory Capital Requirements

Beginning on January 1, 2015, the Company and its subsidiary banks became subject to the provisions of the Basel III final rule that governs the regulatory capital calculation, including transitional, or phase-in, provisions. The methods for calculating the risk-based capital ratios will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are fully phased in on January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	March 31, 2015		December 31, 2014
Capital Ratio Requirements (1)	Minimum Requirement	Well-capitalized (2)	Minimum Requirement	Well-capitalized (2)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%	N/A	N/A
Tier 1 Capital	6.00%	8.00%	4.00%	6.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) March 31, 2015 capital requirements are under Basel III framework. December 31, 2014 capital requirements are under Basel I framework.
(2) The prompt corrective action provisions are only applicable at the bank level.

At March 31, 2015 and December 31, 2014, the Company, State Bank, and First Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	March 31, 2015			December 31, 2014
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$488,335	19.51%	$112,656	N/A	N/A	N/A
Tier 1 Capital	488,335	19.51%	150,208	$446,666	23.12%	$77,271
Total Capital	518,317	20.70%	200,277	470,869	24.37%	154,543
Tier 1 Leverage	488,335	15.00%	130,225	446,666	15.90%	112,334

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The subsidiary banks' regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	State Bank				First Bank (1)
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
March 31, 2015
CET1 Capital	$368,181	17.84%	$92,894	$134,181	$61,529	14.20%	$19,505	$28,174
Tier 1 Capital	368,181	17.84%	123,859	165,145	61,529	14.20%	26,007	34,676
Total Capital	394,033	19.09%	165,145	206,432	61,832	14.27%	34,676	43,345
Tier 1 Leverage	368,181	13.42%	109,758	137,198	61,529	11.87%	20,728	25,910

December 31, 2014
Tier 1 Capital	$359,759	18.63%	$77,256	$115,883	N/A	N/A	N/A	N/A
Total Capital	383,957	19.88%	154,511	193,139	N/A	N/A	N/A	N/A
Tier 1 Leverage	359,759	12.84%	112,112	140,139	N/A	N/A	N/A	N/A

(1) The Company acquired First Bank on January 1, 2015.

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC on March 14, 2014. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at March 31, 2015.

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At March 31, 2015, State Bank and First Bank had $16.3 million and $1.7 million capacity, respectively, to pay dividends to the Company without prior regulatory approval.

At March 31, 2015, the Company had $57.2 million in cash and due from bank accounts, which can be used for additional capital as needed by the subsidiary banks, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. The Company declared a cash dividend of $.05 per common share to the Company's shareholders for the quarter ended March 31, 2015.

NOTE 13: COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In order to meet the financing needs of its customers, the Company maintains financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit, interest rate and/or liquidity risk. Such financial instruments are recorded when they are funded and the related fees are generally recognized when collected.

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

A summary of the Company's commitments is as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Commitments to extend credit:
Fixed	$47,164	$21,276
Variable	492,439	405,956
Standby letters of credit:
Fixed	1,076	846
Variable	5,721	4,350
Total commitments	$546,400	$432,428

The fixed rate loan commitments have maturities ranging from one month to ten years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company established a recourse liability for mortgage loans held-for-sale during the first quarter ended March 31, 2015. At March 31, 2015, the recourse liability was $606,000.

Furthermore, in the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 14: FAIR VALUE

Overview

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the three months ended March 31, 2015 and the year ended December 31, 2014, there were no transfers between levels.

Fair Value Option

ASC 820 allows companies to report selected financial assets and liabilities at fair value using the fair value option. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. Concurrent with the First Bank acquisition, the Company made the election to record mortgage loans held-for-sale at fair value under the fair value option on a prospective basis, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. Mortgage loans held-for-sale were previously recorded at the lower of cost or fair value. See NOTE 1, Basis of Presentation and Recently Adopted Accounting Standards.

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities Available-for-Sale

At March 31, 2015, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. See NOTE 1, Basis of Presentation and Recently Adopted Accounting Standards. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at March 31, 2015.

At March 31, 2015, the aggregate fair value of the mortgage loans held-for-sale was $40.8 million, the contractual balance including accrued interest was $39.8 million and the gain recorded from the change in fair value was $973,000.

Derivative Financial Instruments

Interest Rate Swaps and Caps

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Derivatives

Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held-for-sale. The Company relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held-for-sale. The model groups the interest rate lock commitments by interest rate and term, applies an estimated pull-through rate based on historical experience, and then multiplies by quoted investor prices which were determined to be reasonably applicable to the loan commitment group based on interest rate, term, and rate lock expiration date of the loan commitment group. While there are Level 2 and 3 inputs used in the valuation model, the Company has determined that the majority of the inputs significant in the valuation of the interest rate lock commitments fall within Level 3 of the fair value hierarchy. Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of income. The interest rate lock commitments with a positive fair value totaled $317,400 at March 31, 2015. In addition, the interest rate lock commitments with a negative fair value totaled $37,000 at March 31, 2015.

Mortgage derivatives also include forward commitments to sell residential mortgage loans to various investors when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitment to fund loans. The Company also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available (Level 2). Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of income. The interest rate lock commitments with a positive fair value totaled $37,000 at March 31, 2015. Furthermore, the interest rate lock commitments with a negative fair value totaled $317,400 at March 31, 2015.

SBA Servicing Rights

The Company has the rights to service a portfolio of SBA loans. The SBA servicing rights are measured at fair value when loans are sold on a servicing retained basis. The servicing rights are subsequently measured at fair value on a recurring basis utilizing Level 3 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. For non-guaranteed portions of servicing assets, future cash flows are estimated using loan specific assumptions for losses and recoveries. Adjustments to fair value are recorded as a component of "other noninterest expense" on the consolidated statements of income. Please reference NOTE 8 for the rollforward of the SBA servicing rights asset at fair value utilizing level 3 inputs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$150,305	$—	$150,305
States and political subdivisions	—	5,864	—	5,864
Residential mortgage-backed securities — nonagency	—	149,322	—	149,322
Residential mortgage-backed securities — agency	—	429,410	—	429,410
Asset-backed securities	—	41,810	—	41,810
Corporate securities	—	42,898	—	42,898
Mortgage loans held-for-sale	—	40,758	—	40,758
Mortgage derivatives (1)	—	926	45	971
Interest rate swaps and caps	—	2,130	—	2,130
SBA servicing rights	—	—	1,902	1,902
Total recurring assets at fair value	$—	$863,423	$1,947	$865,370

Liabilities:
Interest rate swaps and caps	$—	$2,431	$—	$2,431
Mortgage derivatives (1)	—	201	355	556
Total recurring liabilities at fair value	$—	$2,632	$355	$2,987

(1) Includes mortgage related interest rate lock commitments and commitments to sell.

December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$117,349	$—	$117,349
States and political subdivisions	—	5,897	—	5,897
Residential mortgage-backed securities — nonagency	—	115,031	—	115,031
Residential mortgage-backed securities — agency	—	352,528	—	352,528
Asset-backed securities	—	26,700	—	26,700
Corporate securities	—	22,581	—	22,581
Interest rate swaps and caps	—	3,879	—	3,879
SBA servicing rights	—	—	1,516	1,516
Total recurring assets at fair value	$—	$643,965	$1,516	$645,481

Liabilities:
Derivative financial instruments	$—	$1,666	$—	$1,666
Total recurring liabilities at fair value	$—	$1,666	$—	$1,666

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets Measured on a Nonrecurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets on a nonrecurring basis:

Impaired Loans

Loans, excluding purchased credit impaired loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The fair values of impaired loans are measured on a nonrecurring basis and are based on the underlying collateral value of each loan if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs that are based on observable market data such as an appraisal. Updated appraisals are obtained on at least an annual basis. Level 3 inputs are based on the Company's customized discounting criteria when management determines the fair value of the collateral is further impaired.

Mortgage Loans Held-for-Sale

Prior to the acquisition of First Bank, mortgage loans held-for-sale were measured on a nonrecurring basis and recorded at the lower of cost or fair value. The estimated fair value was determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market values of similar loans. Subsequent to the acquisition of First Bank, mortgage loans held-for-sale are recorded at fair value on a recurring basis under the fair value option.

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2015
Impaired loans	$—	$—	$4,352	$4,352
Total nonrecurring assets at fair value	$—	$—	$4,352	$4,352

December 31, 2014
Impaired loans	$—	$—	$5,167	$5,167
Mortgage loans held-for-sale	—	3,174	—	3,174
Total nonrecurring assets at fair value	$—	$3,174	$5,167	$8,341

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had principal balances of $5.0 million and $5.7 million with respective valuation allowances of $613,000 and $486,000 at March 31, 2015 and December 31, 2014, respectively.

Nonfinancial Assets Measured on a Nonrecurring Basis

The Company uses the following methods and assumptions in estimating the fair values of its nonfinancial assets on a nonrecurring basis:

Other Real Estate Owned

The fair value of other real estate owned "OREO" is determined when the asset is transferred to foreclosed assets. Fair values of foreclosed assets held-for-sale are generally based on third party appraisals, broker price opinions or other valuations of property, resulting in a Level 3 classification. Management requires updated valuations for all other real estate owned on an annual basis.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2015
Acquired other real estate owned	$—	$—	$20,519	$20,519

December 31, 2014
Other real estate owned	$—	$—	$80	$80
Acquired other real estate owned	—	—	10,859	10,859
Total other real estate owned	$—	$—	$10,939	$10,939

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

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition (dollars in thousands):

	March 31, 2015	December 31, 2014
Other real estate owned:
Other real estate owned at fair value	$—	$80
Estimated selling costs	—	(6)
Other real estate owned	$—	$74

Acquired other real estate owned:
Other real estate owned at fair value	$20,519	$10,859
Estimated selling costs and other adjustments	(3,671)	(2,365)
Other real estate owned	$16,848	$8,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

March 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$1,902	Discounted cash flows	Discount rate	7% - 14% (12%)
			Prepayment speed	4% - 10% (7%)
Mortgage derivatives - asset	$45	Pricing model	Pull-through ratio	82%
Mortgage derivatives - liability	$355	Pricing model	Pull-through ratio	82%
Impaired loans - collateral dependent	$4,352	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (12%)
Acquired other real estate owned	$20,519	Third party appraisal	Management discount for property type and recent market volatility	0% - 76% (35%)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$1,516	Discounted cash flows	Discount rate	8% - 14% (11%)
			Prepayment speed	4% - 9% (7%)
Impaired loans - collateral dependent	$5,167	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$80	Third party appraisal	Management discount for property type and recent market volatility	0% - 0% (0%)
Acquired other real estate owned	$10,859	Third party appraisal	Management discount for property type and recent market volatility	0% - 76% (45%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The Company has determined the estimated fair value amounts using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at March 31, 2015 and December 31, 2014.

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$306,397	$306,397	$481,158	$481,158
Investment securities available-for-sale	Level 2	819,609	819,609	640,086	640,086
Loans held-for-sale	Level 2	45,211	45,211	3,174	3,245
Loans, net	Level 3	1,970,207	1,989,623	1,605,891	1,646,222
Other real estate owned	Level 3	16,848	20,519	8,568	10,939
FDIC receivable for loss share agreements	Level 3	17,098	7,442	22,320	7,572
Interest rate swaps and caps	Level 2	2,130	2,130	3,879	3,879
Mortgage derivatives	Levels 2 & 3	971	971	—	—
SBA servicing rights	Level 3	1,902	1,902	1,516	1,516
Accrued interest receivable	Level 2	6,986	6,986	5,989	5,989
Federal Home Loan Bank stock	Level 3	3,058	3,058	2,512	2,512

Liabilities:
Deposits	Level 2	$2,777,935	$2,778,431	$2,391,682	$2,391,805
Securities sold under agreements to repurchase	Level 2	8,250	8,250	—	—
Notes payable	Level 2	2,769	2,769	2,771	2,771
Interest rate swaps and caps	Level 2	2,431	2,431	1,666	1,666
Mortgage derivatives	Levels 2 & 3	556	556	—	—
Accrued interest payable	Level 2	1,302	1,302	887	887

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: EARNINGS PER SHARE

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended
	March 31
	2015	2014
Numerator:
Net income	$9,204	$4,322
Denominator:
Weighted average common shares outstanding	34,373,665	32,094,473
Weighted average dilutive grants	2,063,657	1,549,662
Weighted average common shares outstanding including dilutive grants	36,437,322	33,644,135
Net income per share:
Basic	$.27	$.13
Diluted	$.25	$.13

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, or AOCI, is reported as a component of shareholders' equity. AOCI can include, among other items, unrealized holding gains and losses on investment securities available-for-sale and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. The components of AOCI are reported net of related tax effects.

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
March 31, 2015
Balance, beginning of period	$4,210	$(290)	$3,920
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	1,613	(1,300)	313
Amounts reclassified for net losses (gains) realized and included in earnings	(380)	101	(279)
Income tax expense (benefit)	477	(464)	13
Balance, end of period	$4,966	$(1,025)	$3,941

March 31, 2014
Balance, beginning of period	$4,323	$847	$5,170
Other comprehensive income before income taxes:
Net change in unrealized gains (losses)	905	(495)	410
Amounts reclassified for net (gains) losses realized and included in earnings	(11)	40	29
Income tax expense (benefit)	313	(129)	184
Balance, end of period	$4,904	$521	$5,425

Reclassifications out of AOCI for the periods presented are as follows (dollars in thousands):

	Three Months Ended
	March 31
AOCI components and affected line items on Consolidated Statements of Income	2015	2014
Investment securities available-for-sale
Gain on sale of investment securities	$(380)	$(11)
Income tax expense	147	4
Net income	$(233)	$(7)

Cash flow hedges (effective portion)
Interest expense on deposits	$101	$40
Income tax benefit	(39)	(15)
Net income	$62	$25

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at March 31, 2015 as compared to December 31, 2014 and our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2014 Annual Report on Form 10-K.

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements, which involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the "Cautionary Note Regarding Forward-Looking Statements" beginning on page 1 of this report.

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company. State Bank and Trust Company is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia, and which initially operated as a small community bank with two branch offices located in Dooly County, Georgia. Between July 24, 2009 and December 31, 2014, we successfully completed 13 bank acquisitions totaling $4.0 billion in assets and $3.7 billion in deposits. Through the year ended December 31, 2014, we operated through one subsidiary bank, State Bank and Trust Company. On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia. In the merger, First Bank of Georgia, a Georgia state-chartered bank, became a wholly-owned subsidiary bank of the Company. We now operate through two subsidiary banks, State Bank and Trust Company ("State Bank") and First Bank of Georgia ("First Bank").

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiaries, State Bank and First Bank. If the discussion relates to a period before our acquisition of First Bank on January 1, 2015, however, these terms refer to State Bank Financial Corporation and State Bank; and if the discussions relate to a period before July 23, 2010 (the date the Company became the bank holding company of State Bank), these terms refer solely to State Bank. Additionally, we refer to each of the financial institutions we have acquired collectively as the "Acquired Banks."

As a result of our acquisitions, we were transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank. We are now operating 28 full service branches throughout Middle Georgia and Metropolitan Atlanta and Augusta, Georgia. We also operate five mortgage origination offices. At March 31, 2015, our total assets were approximately $3.4 billion, our total loans receivable were approximately $2.0 billion, our total deposits were approximately $2.8 billion and our total shareholders' equity was approximately $529.2 million.

Historically, we have referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “noncovered loans.” However, beginning in July 2014, the commercial loss share agreements for our earliest and largest failed bank transactions began to expire and any future losses on these formerly covered loans after such coverage expires will no longer be eligible for reimbursement from the FDIC. We have changed the way we refer to loans that we acquired in our 12 FDIC assisted transactions in this report. We will now generally discuss our loan portfolio using three categories:

(1)	organic loans, which refers to loans originated by State Bank and and loans originated by First Bank subsequent to acquisition,

(2)	purchased non-credit impaired loans ("PNCI"), which refers to loans acquired in our acquisitions that do not show signs of credit deterioration at acquisition, and

(3)
purchased credit impaired loans ("PCI"), which refers to loans we acquired that, at acquisition, we determined it was probable that we would be unable to collect all contractual principal and interest payments due.

In addition, in certain circumstances, we will continue to refer to loans that are covered by the FDIC loss share agreements as "covered loans." All of the loans we acquired in our failed bank transactions and all of the loans acquired in our purchase of a loan portfolio from the FDIC in July 2014 were deemed purchased credit impaired loans at acquisition. We will continue to refer to the indemnification assets associated with the FDIC loss share agreements related to our failed bank transactions as the "FDIC receivable." We refer to all loans purchased in our acquisitions as "purchased loans," regardless of whether they are purchased credit impaired loans or purchased non-credit impaired loans.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the three months ended March 31, 2015.

•	Net income for the quarter ended March 31, 2015 was $9.2 million, or $.25 per diluted share, compared to net income of $4.3 million, or $.13 per diluted share for the quarter ended March 31, 2014.

•
Our net interest income on a taxable equivalent basis was $39.2 million for the quarter ended March 31, 2015, a decrease of $3.2 million, or 7.6%, from the quarter ended March 31, 2014. Our interest income decreased $3.2 million for the quarter ended March 31, 2015 primarily from decreased accretion income on purchased credit impaired loans. Our interest expense increased $85,000 to $2.0 million for the quarter ended March 31, 2014.

•
Noninterest income, excluding amortization of the FDIC receivable, was $10.3 million for the quarter ended March 31, 2015, an increase of $7.1 million, or 227.7%, from the quarter ended March 31, 2014. Noninterest income, including amortization of the FDIC receivable, was $8.8 million for the quarter ended March 31, 2015 compared to negative $12.2 million from the quarter ended March 31, 2014.

•
We experienced strong loan growth across our markets during the first quarter ended March 31, 2015. Organic loans increased $113.1 million, or 8.6%, for the quarter ended March 31, 2015, of which $24.7 million is related to new loan originations at First Bank and renewal of PNCI loans at First Bank during the first quarter of 2015. With the acquisition of First Bank on January 1, 2015, we increased PNCI loans by $271.6 million, bringing our total purchased non-credit impaired loans to $375.9 million at March 31, 2015.

•
Purchased credit impaired loans, inclusive of $2.0 million of PCI loans acquired during the three months ended March 31, 2015, decreased $15.5 million, or 7.5%, from December 31, 2014 to March 31, 2015, as purchased credit impaired loans were paid down or charged-off.

•
The accretable discount on purchased credit impaired loans, which represents the excess cash flows expected at acquisition over the estimated fair value of the loans, decreased $46.2 million to $110.3 million for the quarter ended March 31, 2015, compared to $156.4 million for the quarter ended March 31, 2014. The decrease is primarily a result of $68.4 million in accretion income recognized on purchased credit impaired loans offset by additions from acquisitions of $7.7 million and transfers from nonaccretable to accretable discount of $14.6 million.

•
Asset quality remained strong in our organic and purchased assets at March 31, 2015, with a ratio of nonperforming assets to total loans plus other real estate owned of 1.08% and a ratio of nonperforming loans to total loans of .25%.

•	The cost of deposits continued to decline as the average cost of funds declined to 29 basis points for the quarter ended March 31, 2015, compared to 37 basis points for the same period in 2014.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 15.00%, CET1 and Tier 1 risk-based capital ratios of 19.51%, and a Total risk-based capital ratio of 20.70% at March 31, 2015.

•	During the first quarter of 2015, we declared and paid a cash dividend of $.05 per common share to our shareholders.

Recent Development - Acquisition of Georgia Carolina Bancshares, Inc. and First Bank of Georgia

On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank. Under the terms of the merger agreement, each share of Georgia-Carolina Bancshares, Inc. common stock was converted into the right to receive $8.85 in cash and .794 shares of the Company's common stock. Total consideration paid was approximately $88.9 million consisting of $31.8 million in cash and $57.0 million in the Company's common stock. With the acquisition of First Bank, we acquired three branches in Augusta, Georgia, two branches in Martinez, Georgia, one branch in Evans, Georgia and one branch in Thomson, Georgia. Additionally with the First Bank acquisition, we acquired four mortgage origination offices in Aiken, South Carolina and in Augusta, Savannah and Pooler, Georgia.

We accounted for the acquisition under the acquisition method of accounting and have recorded the purchased assets and assumed liabilities at their respective acquisition date fair values. Because the fair value of the assets acquired and core deposit intangible asset created were less than the fair value of liabilities assumed and consideration paid in the acquisition, on January 1, 2015, we recorded goodwill of $19.9 million in our consolidated statements of financial condition.

We acquired $526.7 million in assets at fair value, including $294.4 million in loans, $131.2 million in investment securities, $6.5 million in other real estate owned and $35.0 million in mortgage loans held-for-sale. We also assumed $457.7 million of liabilities at fair value, including $417.7 million of total deposits with a core deposit intangible of $6.7 million.

Approximately .67% of the fair value of loans acquired in the acquisition were accounted for as purchased credit impaired loans. On the January 1, 2015 acquisition date, the contractual cash flows for the purchased credit impaired loans acquired in the acquisition of First Bank were $3.1 million and the estimated fair value of the loans was $2.0 million. The estimated expected cash flows from these loans was $2.3 million. The difference in the estimated expected cash flows and the fair market value created an accretable discount in the amount of $317,000, which represents the undiscounted cash flows expected to be collected in excess of the estimated fair value of the purchased credit impaired loans. This accretable discount is accreted into income using a method that approximates a level yield over the estimated lives of the related loans.

The acquired purchased non-credit impaired loans were recorded at their fair value of $292.4 million. The contractual balance of the purchased non-credit impaired loans at acquisition was $355.0 million, of which $6.4 million was the amount of contractual cash flows not expected to be collected.

Critical Accounting Policies

Recently Adopted Accounting Standard for Mortgage Loans Held-for-Sale

After we acquired First Bank, we adopted the fair value option of accounting for our mortgage loans held-for-sale. We determined that the adoption did not constitute a change in accounting principle because the previous accounting was considered to have had an immaterial effect on the financial statements.

Loans held-for-sale include the majority of originated residential mortgage loans and certain Small Business Administration ("SBA") loans, which the Company has the intent and ability to sell. The Company has elected to account for residential mortgage loans held-for-sale under the fair value option. The fair value of committed residential mortgage loans held-for-sale is determined by outstanding commitments from investors and the fair value of uncommitted loans is based on current delivery prices in the secondary mortgage market. Origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale.

The SBA loans held-for-sale are recorded at the lower of cost or market. Any loans subsequently transferred to the held for investment portfolio are transferred at the lower of cost or market at that time. For SBA loans, fair value is determined primarily based on loan performance and available market information. Origination fees and costs for SBA loans held-for-sale are capitalized as part of the basis of the loan and are included in the calculation of realized gains and losses upon sale.

Gains and losses on the sales of both mortgage loans and SBA loans held-for-sale are recognized, based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale, as well as realized gains and losses at the sale of the residential mortgage loans, and SBA loans are classified in the Consolidated Statements of Income as noninterest income from mortgage banking and SBA income.

The loan sale agreements for loans sold under our mortgage loans held-for-sale portfolio generally require that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In addition to these conditions, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an Early Payment Default ("EPD"). In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in certain situations repurchase the loan or indemnify the investor. Any losses related to loans previously sold are charged against our recourse liability for mortgage loans previously sold. The recourse liability is based on historical loss experience adjusted for current information and events when it is probable that a loss will be incurred.

No Other Changes in Accounting Policies

There have been no other significant changes to our critical accounting policies from those disclosed in our 2014 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2014 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Financial Summary

The following table provides unaudited selected financial data at and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2.

Table 1 - Financial Highlights Selected Financial Information
	2015	2014
(dollars in thousands, except per share amounts; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

SELECTED RESULTS OF OPERATIONS
Interest income on invested funds	$3,629	$2,932	$2,552	$2,533	$2,504
Interest income on loans	21,498	17,496	16,237	15,416	15,313
Accretion income on loans	16,069	14,124	21,110	17,087	26,536
Total interest income	41,196	34,552	39,899	35,036	44,353
Interest expense	1,979	1,923	1,857	1,846	1,894
Net interest income	39,217	32,629	38,042	33,190	42,459
Provision for loan losses	3,193	1,189	416	701	590
(Amortization) accretion of FDIC receivable for loss share agreements	(1,448)	1,652	(196)	(1,949)	(15,292)
Other noninterest income	10,257	5,285	3,624	3,348	3,130
Total noninterest income	8,809	6,937	3,428	1,399	(12,162)
Noninterest expense	30,094	25,799	22,510	22,076	23,083
Income before income taxes	14,739	12,578	18,544	11,812	6,624
Income tax expense	5,535	4,993	7,040	4,305	2,302
Net income	$9,204	$7,585	$11,504	$7,507	$4,322

SELECTED AVERAGE BALANCES
Loans, excluding purchased credit impaired (1)	$1,791,537	$1,430,495	$1,246,008	$1,192,494	$1,133,802
Purchased credit impaired loans	194,471	214,518	215,318	236,178	250,824
Assets	3,323,713	2,858,209	2,609,776	2,591,025	2,579,904
Deposits	2,716,084	2,339,566	2,125,659	2,108,595	2,088,787
Equity	525,268	461,137	448,982	444,175	439,105
Tangible equity	485,087	447,641	437,038	432,073	426,828

SELECTED ACTUAL BALANCES
Total assets	$3,351,908	$2,882,210	$2,647,597	$2,585,805	$2,622,491
Investment securities	819,609	640,086	532,447	494,874	454,053
Organic loans	1,433,468	1,320,393	1,291,923	1,230,304	1,166,913
Purchased non-credit impaired loans	375,874	107,797	—	—	—
Purchased credit impaired loans (2)	190,847	206,339	212,802	211,302	246,279
Allowance for loan and lease losses	(29,982)	(28,638)	(27,231)	(35,607)	(36,040)
Interest-earning assets	3,150,980	2,748,397	2,497,726	2,436,606	2,418,390
Total deposits	2,777,935	2,391,682	2,155,974	2,115,213	2,141,061
Interest-bearing liabilities	2,097,016	1,817,158	1,634,116	1,656,558	1,674,018
Noninterest-bearing liabilities	725,646	600,957	555,204	480,940	507,034
Shareholders' equity	529,246	464,095	458,277	448,307	441,439

COMMON SHARE DATA
Basic net income per share	$.27	$.24	$.36	$.23	$.13
Diluted net income per share	.25	.22	.34	.22	.13
Cash dividends declared per share	.05	.04	.04	.04	.03
Book value per share	14.81	14.38	14.20	13.95	13.74
Tangible book value per share	13.70	13.97	13.83	13.58	13.36
Dividend payout ratio	20.00%	18.18%	11.76%	18.18%	23.08%
Weighted Average Shares Outstanding:
Basic	34,373,665	32,271,537	32,206,889	32,126,260	32,094,473
Diluted	36,437,322	33,935,366	33,755,595	33,589,797	33,644,135

Table 1 - Financial Highlights Selected Financial Information
	2015	2014
(dollars in thousands, except per share amounts; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
PERFORMANCE RATIOS
Return on average assets (3)	1.12%	1.05%	1.75%	1.16%	.68%
Return on average equity (3)	7.11	6.53	10.17	6.78	3.99
Cost of funds	.29	.33	.35	.35	.37
Net interest margin (4)(5)	5.11	4.80	6.14	5.55	7.38
Interest rate spread (4)(6)	4.99	4.65	5.99	5.41	7.25
Efficiency ratio (4)(7)	62.66	65.20	54.28	63.82	76.19

CAPITAL RATIOS (8)
Average equity to average assets	15.80%	16.13%	17.20%	17.14%	17.02%
Leverage ratio	15.00	15.90	17.16	16.84	16.67
CET1 risk-based capital ratio	19.51	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	19.51	23.12	25.17	27.06	27.20
Total risk-based capital ratio	20.70	24.37	26.42	28.32	28.47

ORGANIC ASSET QUALITY RATIOS
Annualized net (recoveries) charge-offs to total average loans	.01%	.36%	.02%	(.01)%	(.07)%
Nonperforming loans to total loans	.33	.42	.13	.16	.18
Nonperforming assets to loans + ORE	.33	.43	.16	.22	.26
Past due loans to total loans	.11	.17	.10	.13	.14
Allowance for loan and lease losses to loans	1.36	1.39	1.46	1.45	1.44

(1) Includes quarter-to-date average nonaccrual loans of $5.1 million for first quarter 2015, $5.6 million for fourth quarter 2014, $1.7 million for third quarter 2014, $2.0 million for second quarter 2014 and $2.1 million for first quarter 2014.
(2) Loans covered by loss share agreements with the FDIC were approximately $88.6 million at first quarter 2015, $99.5 million at fourth quarter 2014, $114.2 million at third quarter 2014, $211.3 million at second quarter 2014 and $246.3 million at first quarter 2014.
(3) Net income annualized for the applicable period.
(4) Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 35%.
(5) Net interest income divided by average interest-earning assets.
(6) Yield on interest-earning assets less cost of interest-bearing liabilities.
(7) Noninterest expenses divided by net interest income plus noninterest income.
(8) Beginning January 1, 2015, the Company's ratios are calculated using the Basel III framework. Capital ratios for prior periods were calculated using the Basel I framework. The Common Equity Tier 1 (CET1) capital ratio is a new ratio introduced under the Basel III framework.

Table 1 Continued - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	2015	2014
(dollars in thousands, except per share amounts; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income reconciliation
Interest income - taxable equivalent	$41,196	$34,552	$39,899	$35,036	44,353
Taxable equivalent adjustment	(125)	(84)	(82)	(77)	(76)
Interest income (GAAP)	$41,071	$34,468	$39,817	$34,959	$44,277

Net interest income reconciliation
Net interest income - taxable equivalent	$39,217	$32,629	$38,042	$33,190	42,459
Taxable equivalent adjustment	(125)	(84)	(82)	(77)	(76)
Net interest income (GAAP)	$39,092	$32,545	$37,960	$33,113	$42,383

Income before taxes reconciliation
Income before taxes	$14,739	$12,578	$18,544	$11,812	$6,624
Taxable equivalent adjustment	(125)	(84)	(82)	(77)	(76)
Total income (GAAP)	$14,614	$12,494	18,462	11,735	$6,548

Income tax expense reconciliation
Income tax expense	$5,535	$4,993	$7,040	$4,305	$2,302
Taxable equivalent adjustment	(125)	(84)	(82)	(77)	(76)
Income tax expense (GAAP)	$5,410	$4,909	$6,958	$4,228	$2,226

Book value per common share reconciliation
Tangible book value per common share	$13.70	$13.97	$13.83	$13.58	$13.36
Effect of goodwill and other intangibles	1.11	.41	.37	.37	.38
Book value per common share (GAAP)	14.81	$14.38	$14.20	$13.95	$13.74

Average equity to assets reconciliation
Tangible common equity to assets	14.59%	15.66%	16.75%	16.68%	16.54%
Effect of goodwill and other intangibles	1.21	.47	.45	.46	.48
Equity to assets (GAAP)	15.80%	16.13%	17.20%	17.14%	17.02%

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Net Income

We reported net income of $9.2 million for the first quarter of 2015. This compared to net income of $4.3 million for the same period in 2014. For the first quarter of 2015, diluted earnings per common share were $.25 compared to $.13 for the first quarter of 2014.

Net Interest Income (Taxable Equivalent)

       Net interest income, which is our primary source of earnings, is the difference between interest earned on interest-earning assets, as well as accretion income on purchased credit impaired loans and interest incurred on interest-bearing liabilities. Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates.

Our net interest income on a taxable equivalent basis was $39.2 million for the three months ended March 31, 2015, a decrease of $3.2 million, or 7.6%, from the three months ended March 31, 2014. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities was 4.99% for the three months ended March 31, 2015, compared to 7.25% for the same period in 2014, a decrease of 226 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets was 5.11% for the three months ended March 31, 2015 compared to 7.38% for the three months ended March 31, 2014, a decrease of 227 basis points.

The yield on average earnings assets was 5.37% for the three months ended March 31, 2015, compared to 7.71% for the three months ended March 31, 2014, a decrease of 234 basis points, driven primarily by a $10.5 million decline in accretion income on purchased credit impaired loans, largely as a result of a decrease in the balance of average purchased credit impaired loans of $56.4 million, or 22.5%, as well as a 940 basis point decrease in the yield. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of pool closings for purchased credit impaired loans that are accounted for in pools and the timing of customer payments. Our yield on purchased credit impaired loans decreased to 33.51% for the three months ended March 31, 2015, down 940 basis points from the three months ended March 31, 2014. The significant decline in our yield on purchased credit impaired loans is due to the level of gains from pool closings in relation to average purchased credit impaired loans. Gains from pool closings declined $13.9 million to $2.6 for the three months ended March 31, 2015 compared to the same period in 2014. Our yield on loans, excluding purchased credit impaired loans, was 4.87% for the three months ended March 31, 2015, compared to 5.48% for the three months ended March 31, 2014, a 61 basis point decrease, primarily resulting from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 1.72% and 2.03% for the three months ended March 31, 2015 and 2014, respectively. The decrease was primarily driven by our deployment of excess cash on the balance sheet into securities with lower yields. We expect that our reinvestment into lower-yielding securities, due to the current interest rate environment and our focus on maintaining a short duration portfolio, will continue to produce lower overall yields in our investment portfolio until market interest rates increase.

The average rate on interest-bearing liabilities was .38% for the three months ended March 31, 2015, a decrease of 8 basis points from the three months ended March 31, 2014. The average rate paid on interest-bearing deposits was .38% and .43% for the three months ended March 31, 2015 and 2014, respectively. The decline of 5 basis points was primarily the result of time deposits acquired from First Bank because the interest expense on these deposits incorporated the benefit of the fair value adjustment. Our cost of funds was 29 basis points for the three months ended March 31, 2015, a decrease of 8 basis points from the three months ended March 31, 2014.

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

	For the Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$320,248	$213.27%		$518,362	$345.27%
Investment securities (1)	807,002	3,416	1.72%	430,696	2,159	2.03%
Loans, excluding purchased credit impaired loans (2)(3)	1,791,537	21,498	4.87%	1,133,802	15,313	5.48%
Purchased credit impaired loans	194,471	16,069	33.51%	250,824	26,536	42.91%
Total earning assets	3,113,258	41,196	5.37%	2,333,684	44,353	7.71%
Total nonearning assets	210,455			246,220
Total assets	$3,323,713			$2,579,904
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$507,087	$171.14%		$357,988	$106.12%
Savings & money market deposits	1,072,818	1,184.45%		894,994	968.44%
Time deposits less than $250,000	327,363	239.30%		261,918	374.58%
Time deposits $250,000 or greater	56,973	77.55%		25,457	53.84%
Brokered and wholesale time deposits	103,464	241.94%		106,555	245.93%
Notes Payable	2,771	52	7.61%	5,212	148	11.52%
Securities sold under agreements to repurchase	24,971	15	—%	727	—	—%
Total interest-bearing liabilities	2,095,447	1,979.38%		1,652,851	1,894.46%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	648,379			441,875
Other liabilities	54,619			46,073
Shareholders’ equity	525,268			439,105
Total liabilities and shareholders’ equity	$3,323,713			$2,579,904
Net interest income		$39,217			$42,459
Net interest spread			4.99%			7.25%
Net interest margin			5.11%			7.38%
Cost of funds			.29%			.37%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $27,000 and $11,000 for the three months ended March 31, 2015 and 2014, respectively.
(2)   Includes average nonaccrual loans of $5.1 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $98,000 and $65,000 for the three months ended March 31, 2015 and 2014, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2015 vs. 2014
	Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$21,145	$(14,960)	$6,185
Loan accretion	(5,319)	(5,148)	(10,467)
Investment securities	4,538	(3,281)	1,257
Interest-bearing deposits in other financial institutions	(132)	—	(132)
Total interest income	20,232	(23,389)	(3,157)

Interest expense:
Deposits	1,420	(1,254)	166
Notes payable	(61)	(35)	(96)
Securities sold under repurchase agreements	7	8	15
Total interest expense	1,366	(1,281)	85
Net interest income	$18,866	$(22,108)	$(3,242)

(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the ALLL at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. Please see the allowance for loan and lease losses (ALLL) discussion under “Balance Sheet Review" for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

We recorded a provision for loan losses related to organic loans of $1.1 million for the three months ended March 31, 2015. We recorded no provision for loan losses related to organic loans for the three months ended March 31, 2014. The amount of organic loan loss provision recorded during the three months ended March 31, 2015 was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

We did not record an ALLL at acquisition for our purchased loans because these loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. For the three months ended March 31, 2015, we recorded a $2,000 provision for loan losses related to purchased non-credit impaired loans which was offset by a $2,000 charge-off, resulting in no ending allowance for the portfolio at March 31, 2015.

We recorded a provision for loan losses related to purchased credit impaired loans of $2.1 million for the three months ended March 31, 2015, compared to $590,000 for the three months ended March 31, 2014. For purchased credit impaired loans, we re-estimate expected cash flows on a quarterly basis. We record a provision for loan losses during the period for any decline in expected cash flows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured.

Noninterest Income

Noninterest income for the three months ended March 31, 2015 totaled $8.8 million, up $21.0 million from the three months ended March 31, 2014. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2015	2014
Service charges on deposits	$1,489	$1,158
Mortgage banking income	2,680	159
Prepayment fees	1,982	142
Payroll fee income	1,158	953
SBA income	1,123	—
ATM income	725	590
Bank-owned life insurance income	455	329
Gain on sale of investment securities	380	11
Other	265	(212)
Noninterest income before amortization of FDIC receivable for loss share agreements	10,257	3,130
Amortization of FDIC receivable for loss share agreements	(1,448)	(15,292)
Total noninterest income	$8,809	$(12,162)

Mortgage banking income increased $2.5 million to $2.7 million for the three months ended March 31, 2015, from $159,000 for the same period in 2014. The increase in mortgage banking income is primarily a result of the acquisition of First Bank and the related increase to our mortgage loans held-for-sale portfolio. SBA income of $1.1 million was directly related to the acquisition of Bank of Atlanta in the fourth quarter of 2014, as such there was no SBA income for the three months ended March 31, 2014. In addition, prepayment fees increased $1.8 million to $2.0 million for the three months ended March 31, 2015, from $142,000 for the same period in 2014 as a result of increased activity on early payoffs of fixed rate loans.

Net amortization of the FDIC receivable decreased $13.8 million, or 90.5%, to $1.4 million for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in amortization expense is due, in large part, to the significant reduction in the balance of the FDIC receivable over this period, including the effect of the expiration of our largest commercial loss share agreements in 2014, as the majority of the amortization related to these agreements was recorded in prior periods. In addition, to the extent that currently estimated cash flows on purchased credit impaired loans covered by loss share agreements are higher than our original estimates, our projected losses and related reimbursements from the FDIC under the loss share agreements will be lower. This results in an impairment of the FDIC receivable that is recorded as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2015 totaled $30.1 million, up $7.0 million from the three months ended March 31, 2014, of which $5.9 million was due to the acquisition of First Bank. The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2015	2014
Salaries and employee benefits	$19,582	$15,077
Occupancy and equipment	3,105	2,529
Data processing	2,280	1,672
Legal and professional fees	1,621	1,014
Marketing	436	332
Federal deposit insurance premiums and other regulatory fees	506	334
Loan collection and OREO costs	405	624
Amortization of intangibles	417	162
Other	1,742	1,339
Total noninterest expense	$30,094	$23,083

Salaries and employee benefits increased $4.5 million, or 29.9%, to $19.6 million during the three months ended March 31, 2015, compared to the same period in 2014, of which $3.8 million was related to the acquisition of First Bank.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The effective tax rate was 37.0% and 34.0% for the three months ended March 31, 2015 and 2014, respectively. The increase in the effective rate for the three months ended March 31, 2015 compared to the same period in 2014 is primarily due to a higher level of taxable income taxed at the statutory rates.

Balance Sheet Review

General

At March 31, 2015, we had total assets of approximately $3.4 billion, consisting principally of $1.4 billion in net organic loans, $375.9 million in net purchased non-credit impaired loans, $180.3 million in net purchased credit impaired loans, $819.6 million in investment securities, $17.1 million in the FDIC receivable, $16.8 million in other real estate owned and $306.4 million in cash and cash equivalents. Our liabilities at March 31, 2015 totaled $2.8 billion, consisting principally of $2.8 billion in deposits. At March 31, 2015, our shareholders' equity was $529.2 million.

At December 31, 2014, we had total assets of approximately $2.9 billion, consisting principally of $1.3 billion in net organic loans, $107.8 million in net purchased non-credit impaired loans, $196.1 million in net purchased credit impaired loans, $640.1 million in investment securities, $22.3 million in the FDIC receivable, $8.6 million in other real estate owned and $481.2 million in cash and cash equivalents. Our liabilities at December 31, 2014 totaled $2.4 billion, consisting principally of $2.4 billion in deposits. At December 31, 2014, our shareholders' equity was $464.1 million.

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, U.S. government sponsored nonagency mortgage-backed securities, U.S. government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At March 31, 2015, we had $819.6 million in available-for-sale securities representing approximately 24.5% of total assets, compared to $640.1 million, or 22.2% of total assets, at December 31, 2014. Our increased investment in securities totaling $179.5 million, or 28.0%, compared to December 31, 2014 was due primarily to the investment portfolio acquired through First Bank, which was subsequently sold and replaced with securities similar to the existing State Bank portfolio. Management also continued to invest excess cash to receive a higher return on liquid assets. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile.

        At March 31, 2015, $150.3 million, or 18.3%, of our available-for-sale securities were invested in securities of U.S. Government agencies, compared to $117.3 million, or 18.3%, at December 31, 2014. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At March 31, 2015, $429.4 million, or 52.4%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $352.5 million, or 55.1%, at December 31, 2014. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At March 31, 2015, $149.3 million, or 18.2% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $115.0 million, or 18.0%, at December 31, 2014. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

At March 31, 2015, $41.8 million, or 5.1%, of our available-for-sale securities were invested in asset-backed securities, compared to $26.7 million, or 4.2%, at December 31, 2014. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At March 31, 2015, $42.9 million, or 5.2%, of our available-for-sale securities were invested in corporate securities, compared to $22.6 million, or 3.5%, at December 31, 2014. Corporate securities currently consist of short duration debt. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following table is a summary of our available-for-sale investment portfolio at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$149,823	$150,305	$116,830	$117,349
States and political subdivisions	5,847	5,864	5,881	5,897
Residential mortgage-backed securities — nonagency	144,064	149,322	109,344	115,031
Residential mortgage-backed securities — agency	427,267	429,410	351,769	352,528
Asset-backed securities	41,820	41,810	26,820	26,700
Corporate securities	42,709	42,898	22,577	22,581
Total investment securities available-for-sale	$811,530	$819,609	$633,221	$640,086

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

	Distribution of Maturities (1)
March 31, 2015	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$18,017	$131,806	$—	$—	$149,823
States and political subdivisions	4,001	1,846	—	—	5,847
Residential mortgage-backed securities — nonagency	—	—	—	144,064	144,064
Residential mortgage-backed securities — agency	—	—	364,735	62,532	427,267
Asset-backed securities	—	—	4,910	36,910	41,820
Corporate securities	—	42,709	—	—	42,709
Total debt securities	$22,018	$176,361	$369,645	$243,506	$811,530

Fair Value (1):
U.S. Government securities	$18,105	$132,200	$—	$—	$150,305
States and political subdivisions	4,005	1,859	—	—	5,864
Residential mortgage-backed securities — nonagency	—	—	—	149,322	149,322
Residential mortgage-backed securities — agency	—	—	367,103	62,307	429,410
Asset-backed securities	—	—	4,900	36,910	41,810
Corporate securities	—	42,898	—	—	42,898
Total debt securities	$22,110	$176,957	$372,003	$248,539	$819,609

Weighted average yield (2):
Total debt securities	.90%	1.44%	1.38%	2.54%	1.73%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of approximately $2.0 billion at March 31, 2015 and $1.6 billion at December 31, 2014. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential mortgages for our portfolio, but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic loans increased $113.1 million, or 8.6%, to $1.4 billion at March 31, 2015 from December 31, 2014. The increase in organic loans includes approximately $24.6 million of new and renewed loans originated by First Bank during the quarter. New loan fundings increased modestly during the quarter and were accompanied by a seasonal reduction in paydowns. Economic conditions within our markets continue to improve leading to improved loan demand.

Purchased Loans

Purchased non-credit impaired loans were $375.9 million at March 31, 2015, up $268.1 million, or 248.7%, from December 31, 2014 as a result of loans acquired through the First Bank acquisition. Net of the $2.0 million increase related to the First Bank acquisition, our purchased credit impaired loans decreased $17.5 million, or 8.5%, to $190.8 million at March 31, 2015 from December 31, 2014. Our purchased credit impaired loans declined as these loans were paid off or charged-off and claims were submitted to the FDIC for loss share reimbursement for those loans subject to agreements with the FDIC.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2015					December 31, 2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$388,148	$67,129	$18,791	$474,068	23.7%	$310,987	$2,166	$24,544	$337,697	20.7%
Other commercial real estate	606,347	94,917	54,211	755,475	37.8%	609,478	26,793	58,680	694,951	42.5%
Total commercial real estate	994,495	162,046	73,002	1,229,543	61.5%	920,465	28,959	83,224	1,032,648	63.2%
Residential real estate	107,554	88,871	74,876	271,301	13.6%	91,448	43,669	78,793	213,910	13.1%
Owner-occupied real estate	191,557	77,946	39,210	308,713	15.4%	188,933	22,743	42,168	253,844	15.5%
Commercial, financial & agricultural	108,929	42,494	3,427	154,850	7.7%	90,930	11,635	1,953	104,518	6.4%
Leases	21,491	—	—	21,491	1.1%	19,959	—	—	19,959	1.2%
Consumer	9,442	4,517	332	14,291.7%		8,658	791	201	9,650.6%
Total gross loans receivable, net of deferred fees	1,433,468	375,874	190,847	2,000,189	100.0%	1,320,393	107,797	206,339	1,634,529	100.0%
Allowance for loan and lease losses	(19,424)	—	(10,558)	(29,982)		(18,392)	—	(10,246)	(28,638)
Total loans, net	$1,414,044	$375,874	$180,289	$1,970,207		$1,302,001	$107,797	$196,093	$1,605,891

FDIC Receivable for Loss Share Agreements and Clawback Liability

In connection with each of our FDIC-assisted acquisitions, we entered into loss share agreements with the FDIC and we recorded a net receivable from the FDIC, which represents the estimated reimbursements we expect to receive from losses we incur as we dispose of loans and other real estate covered under the loss share agreements. At March 31, 2015, 46.4% of our outstanding principal balance of purchased credit impaired loans and 25.5% of our acquired other real estate assets, which we define as other real estate acquired in our failed bank transactions or as a result of purchased credit impaired loans being foreclosed on after acquisition, were covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us either 80% or 95% of all losses we incur in connection with those assets.

At March 31, 2015, we had $88.6 million of purchased credit impaired loans and $4.3 million of acquired other real estate owned subject to reimbursement under loss share agreements. Of this amount, $8.2 million of purchased credit impaired loans and $1.2 million of acquired other real estate owned are associated with commercial loss share agreements that expire in 2015. Any impairment of the FDIC receivable resulting from improvements to cash flow estimates on covered assets is not recorded in the current period, but is recognized prospectively as amortization expense in noninterest income over the lesser of the remaining life of the covered asset or the related loss share agreement. The only portion of the FDIC receivable related to each applicable loss share agreement that will remain upon the expiration of such loss share agreement will be for claims on losses submitted to the FDIC prior to the time the agreement expired, but for which we have not yet received reimbursement. Any recoveries on commercial assets during the three-year period following expiration of the loss share coverage will be shared with the FDIC generally at 80% or 95%, depending on the threshold included in the loss share agreement. Any losses on formerly covered assets after the applicable loss share agreement expires will not be eligible for reimbursement from the FDIC. We do not anticipate that these losses will be material to our overall financial results. The purchased credit impaired loans for which loss share has expired will continue to be subject to the quarterly re-estimation of cash flows. The acquired other real estate owned is carried at the lower of cost or fair value less estimated costs to sell, with periodic reviews of the carrying value.

The FDIC receivable for loss share agreements was $17.1 million at March 31, 2015, a decrease of $5.2 million, or 23.4%, from $22.3 million at December 31, 2014. The decrease in the FDIC receivable at March 31, 2015 compared to the year ended December 31, 2014 was primarily the result of $4.7 million in net recoveries on our covered assets. Additionally, we recognized $1.4 million of amortization expense resulting from impairments to the FDIC receivable as cash flow estimates improved for certain of our covered loans. Of the remaining FDIC receivable, $9.7 million is currently scheduled for future amortization with an estimated weighted average life of five quarters.

At the end of each of the loss share agreements with the FDIC, we will be required to reimburse the FDIC if losses on covered assets do not reach certain benchmarks as defined in the loss share agreements, which we refer to as the clawback liability. The potential reimbursement to the FDIC is based on the initial discount received less cumulative servicing amounts for the covered assets acquired. At March 31, 2015, other liabilities include a clawback liability of $5.5 million to the FDIC related to our acquisitions of First Security National Bank, NorthWest Bank & Trust, United Americas Bank, Piedmont Community Bank and Community Capital Bank.

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

At March 31, 2015, our total ALLL for the loan portfolio was $30.0 million, an increase of $1.3 million compared to December 31, 2014. The ALLL reflected net charge-offs and provision for loan losses of $2.3 million and $3.2 million on organic and purchased credit impaired loans, respectively, for the three months ended March 31, 2015.

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

At March 31, 2015, our organic ALLL increased $1.0 million, compared to $18.4 million at December 31, 2014. The increase in our organic ALLL at March 31, 2015 is primarily from $1.1 million of provision for loan losses charged to expense for the three months ended March 31, 2015 as a result of organic loan growth during the period.
Purchased loans

We maintain an allowance for loan and lease losses on purchased loans based on credit deterioration after the acquisition date. In accordance with the accounting guidance for business combinations, we recorded no allowance for loan and lease losses on any of our purchased loans because any credit deterioration evident in the loans was included in the determination of the fair value of the loans at the acquisition date.

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At March 31, 2015, we recorded no ALLL for purchased non-credit impaired loans because the credit discounts recorded at acquisition exceeded any ALLL calculated.

We determine the ALLL on our purchased credit impaired loan portfolio based on expected future cash flows. On the date of acquisition, management determines which purchased credit impaired loans are placed in homogeneous risk pools or reviewed specifically as part of the periodic cash flow re-estimation process. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALLL is required.

The ALLL analysis on purchased credit impaired loans represents management's estimate of the potential impairment of the acquired loans, or pools of acquired loans, after the original acquisition date. We established the purchased credit impaired ALLL due to additional credit deterioration in our purchased credit impaired loan portfolio after initial fair value estimates. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. The potentially higher yield is recorded as accretion income on purchased credit impaired loans on our consolidated statements of income. If actual losses exceed the estimated losses, we record a provision for loan losses on purchased credit impaired loans as an expense on our consolidated statements of income. If actual losses are less than our previously estimated losses, we reduce the purchased credit impaired ALLL by recording a negative provision for loan losses on purchased credit impaired loans up to the amount of the ALLL previously recorded. We record the provision for loan losses on purchased credit impaired loans that are covered by loss share agreements with the FDIC net of the amount that we will recover under the related FDIC loss share agreements on our consolidated statements of income.

At March 31, 2015, our purchased credit impaired ALLL increased $312,000 to $10.6 million, compared to $10.2 million at December 31, 2014. The increase in the purchased credit impaired ALLL was primarily due to the decrease of expected cash flow on one loan from the PCI portfolio during the three months ended March 31, 2015. The provision for loan losses charged to expense for the three months ended March 31, 2015 was $2.1 million net of the amount recorded through the FDIC receivable, compared to $590,000 for the same period in 2014. At March 31, 2015, our overall outstanding purchased credit impaired loan portfolio balance continued to decline with an ending balance of $190.8 million compared to $206.3 million at December 31, 2014. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes, specifically reviewed loans and loan pools. Despite the net positive credit trends in purchased credit impaired loans, the provision for loan losses on purchased credit impaired loans may be volatile in the future.

For organic loans and purchased non-credit impaired loans, the provision for loan losses will be affected by the loss potential of distressed loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be higher than our historical experience. For purchased credit impaired loans, the provision for loan losses will be most significantly influenced by differences in actual credit losses resulting from the resolution of purchased credit impaired loans from the estimated credit losses used in determining the estimated fair values of such purchased credit impaired loans as of their acquisition or re-estimation dates.

The following table summarizes the activity in our ALLL related to our organic and purchased loans for the periods presented (dollars in thousands):

	Three Months Ended March 31
	2015				2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Totals	Organic Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$18,392	$—	$10,246	$28,638	$16,656	$17,409	$34,065
Charge-offs:
Construction, land & land development	—	—	250	250	65	1,916	1,981
Other commercial real estate	—	—	1,287	1,287	—	3,001	3,001
Total commercial real estate	—	—	1,537	1,537	65	4,917	4,982
Residential real estate	—	—	132	132	—	410	410
Owner-occupied real estate	—	—	679	679	—	794	794
Commercial, financial & agricultural	68	—	775	843	65	539	604
Leases	—	—	—	—	—	—	—
Consumer	8	2	106	116	6	10	16
Total charge-offs	$76	$2	$3,229	$3,307	$136	$6,670	$6,806
Recoveries on loans previously charged-off:
Construction, land & land development	1	—	70	71	282	1,847	2,129
Other commercial real estate	—	—	408	408	—	1,528	1,528
Total commercial real estate	1	—	478	479	282	3,375	3,657
Residential real estate	1	—	129	130	2	698	700
Owner-occupied real estate	—	—	47	47	—	816	816
Commercial, financial & agricultural	32	—	196	228	54	302	356
Leases	—	—	—	—	—	—	—
Consumer	4	—	74	78	—	40	40
Total recoveries	$38	$—	$924	$962	$338	$5,231	$5,569
Net charge-offs (recoveries)	38	2	2,305	2,345	(202)	1,439	1,237
Provision for loan losses	1,070	2	2,617	3,689	—	3,212	3,212
Amount attributable to FDIC loss share agreements	—	—	(496)	(496)	—	(2,622)	(2,622)
Total provision for loan losses charged to operations	1,070	2	2,121	3,193	—	590	590
Provision for loan losses recorded through the FDIC loss share receivable	—	—	496	496	—	2,622	2,622
Balance, at end of period	$19,424	—	$10,558	$29,982	$16,858	$19,182	$36,040
Allowance for loan and lease losses to loans	1.36%	—%	5.53%	1.50%	1.44%	7.79%	2.55%
Ratio of net charge-offs (recoveries) to average loans outstanding	.01%	—%	4.81%	.61%	(.07)%	2.33%	.36%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL for organic and purchased loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans:
Construction, land & land development	$7,690	19.4%	$6,199	19.0%
Other commercial real estate	6,147	30.3%	6,935	37.3%
Total commercial real estate	13,837	49.7%	13,134	56.3%
Residential real estate	1,474	5.4%	1,190	5.6%
Owner-occupied real estate	2,071	9.6%	1,928	11.5%
Commercial, financial & agricultural	1,578	5.4%	1,770	5.6%
Leases	339	1.1%	262	1.2%
Consumer	125.5%		108.5%
Total allowance for organic loans	$19,424	71.7%	$18,392	80.7%

Purchased loans:
Construction, land & land development	$2,070	4.3%	$1,987	1.7%
Other commercial real estate	2,747	7.5%	3,474	5.2%
Total commercial real estate	4,817	11.8%	5,461	6.9%
Residential real estate	2,571	8.2%	2,298	7.5%
Owner-occupied real estate	2,611	5.8%	1,916	4.0%
Commercial, financial & agricultural	551	2.3%	567.8%
Consumer	8.2%		4.1%
Total allowance for purchased loans	$10,558	28.3%	$10,246	19.3%
Total allowance for loan and lease losses	$29,982	100.0%	$28,638	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, other real estate owned and foreclosed property. For organic and purchased non-credit impaired loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

We do not consider our purchased credit impaired loans acquired with evidence of deteriorated credit quality to be nonperforming assets as long as their cash flows continue to be estimable and probable. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. As a result, management has excluded purchased credit impaired loans from the table in this section.

Loans, excluding purchased credit impaired loans, that have been placed on nonaccrual are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. The majority of our loans, excluding purchased credit impaired, that are on nonaccrual are collateral dependent and, therefore, are valued using the fair value of collateral method . The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

For nonaccrual organic impaired loans, we will record either a specific allowance or a charge-off against the ALLL if an impairment analysis indicates a collateral deficiency. For nonaccrual purchased non-credit impaired loans if an impairment analysis indicates a collateral deficiency, a specific allowance or charge-off against the ALLL is recorded only if the collateral deficiency exceeds the fair value mark recognized at acquisition. The ALLL is evaluated at least quarterly to ensure it is sufficient to absorb all estimated credit losses in the loan portfolio given the facts and circumstances as of the evaluation date.

Loans, excluding purchased credit impaired loans, that are nonperforming remain on nonaccrual status until the factors that previously indicated doubtful collectibility on a timely basis no longer exist. Specifically, we look at the following factors before returning a nonperforming loan to performing status: documented evidence of debt service capacity; adequate collateral; and a minimum of six months of satisfactory payment performance.

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At March 31, 2015, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO), consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan and lease losses at the time of foreclosure. For acquired OREO (other real estate acquired in our failed bank transactions or as a result of purchased credit impaired loans being foreclosed on after acquisition), the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. For banking premises no longer used for a specific business purpose, the property is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell, with any excess of the carrying value over the fair value less estimated costs to sell recorded to gain or loss. At March 31, 2015, our acquired OREO totaled $16.8 million, an increase of $8.4 million from December 31, 2014. The increase in our acquired OREO from December 31, 2014 is largely attributed to $6.5 million from the First Bank acquisition.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	March 31, 2015			December 31, 2014
Nonperforming Assets:	Organic Assets	Purchased Assets	Total	Organic Assets	Purchased Assets	Total
Nonaccrual loans	$1,428	$163	$1,591	$1,245	$107	$1,352
Troubled debt restructurings	3,374	—	3,374	4,301	—	4,301
Total nonperforming loans	4,802	163	4,965	5,546	107	5,653
Other real estate owned	—	16,848	16,848	74	8,494	8,568
Total nonperforming assets	$4,802	$17,011	$21,813	$5,620	$8,601	$14,221
Accruing loans 90 days or more past due	—	—	—	—	—	—
Nonperforming loans to total loans	.33%	.03%	.25%	.42%	.03%	.35%
Nonperforming assets to total loans and other real estate owned	.33%	2.91%	1.08%	.43%	2.67%	.87%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $21.8 million, or 1.1% of total loans and other real estate owned, at March 31, 2015, compared to $14.2 million, or .9% at December 31, 2014. Of the $21.8 million in nonperforming assets at March 31, 2015, $6.4 million was attributable to loans and other real estate owned acquired through First Bank. Of the $16.8 million in other real estate owned, $4.3 million related to other real estate owned covered by loss share agreements with the FDIC. Covered assets accounted for 19.7% and 23.5% of total nonperforming assets at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and December 31, 2014, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing. At March 31, 2015 and December 31, 2014, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due. However, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $25,000 for the three months ended March 31, 2015. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans was approximately $54,000 for the three months ended March 31, 2015.

Potential problem loans, excluding purchased credit impaired loans, amounted to $14.2 million, or .8%, of total organic and purchased non-credit impaired loans outstanding at March 31, 2015, compared to $3.4 million, or .2%, of total organic and purchased non-credit impaired loans outstanding at December 31, 2014. Of the $14.2 million of potential problems loans at March 31, 2015, $9.9 million was attributable to loans acquired through First Bank. Potential problem loans are pass credits that have not met performance expectations or that have higher inherent risk characteristics warranting continued supervision and attention.

Deferred Tax Asset

At March 31, 2015, we had $6.9 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $150.0 million. Future taxable income required to support the deferred tax asset in the carry forward period, which is currently 20 years, is approximately $17.7 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at March 31, 2015 were $2.8 billion, an increase of $386.3 million from December 31, 2014. The fair value of deposits acquired in our acquisition of First Bank on January 1, 2015 totaled $417.7 million, contributing to this increase. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through March 31, 2015, as we reduced our reliance on time deposits and grew our noninterest-bearing deposits by $114.6 million from December 31, 2014. At March 31, 2015, our noninterest-bearing deposits were $691.9 million and represented 24.9% of total deposits. The increase was mainly attributable to the addition of $80.9 million in noninterest-bearing deposits from the First Bank acquisition. Average noninterest-bearing deposits increased $206.5 million, or 46.7%, for the three months ended March 31, 2015 compared to the same period in 2014.

At March 31, 2015, interest-bearing transaction accounts increased $66.4 million from December 31, 2014. The majority of the increase was related to the First Bank acquisition in which we acquired $64.4 million in interest-bearing transaction accounts. Furthermore, interest-bearing deposits in savings and money market accounts increased $98.1 million at March 31, 2015, primarily resulting from our acquisition of First Bank in which we acquired $129.7 million offset by a decrease in State Bank savings and money market accounts of $31.8 million. Time deposits, excluding brokered and wholesale, increased $110.5 million during the three months ended March 31, 2015. The increase of $110.5 million was primarily from our acquisition of First Bank in which we acquired $126.9 million offset by a decrease in State Bank time deposits of $13.5 million. Our strategy of reducing our reliance on higher cost funding continued in the first quarter of 2015. We were not able to renew all maturing deposits as customers with CDs maturing in 2015 were offered lower rates at renewal, which resulted in some customers choosing not to renew or opting to invest in other products.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 29 basis points for the three months ended March 31, 2015, compared to 37 points for the three months ended March 31, 2014.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$691,938	24.9%	$577,295	24.1%
Interest-bearing transaction accounts	562,378	20.2%	495,966	20.7%
Savings and money market deposits	1,052,677	37.9%	954,626	39.9%
Time deposits less than $250,000	319,043	11.5%	247,757	10.4%
Time deposits $250,000 or greater	58,151	2.1%	18,946.8%
Brokered and wholesale time deposits	93,748	3.4%	97,092	4.1%
Total deposits	$2,777,935	100.0%	$2,391,682	100.0%

The maturity distribution of our time deposits of $250,000 or greater was as follows (dollars in thousands):

March 31, 2015
Three months or less	$25,259
Over three through six months	10,958
Over six though twelve months	9,584
Over twelve months	12,350
Total time deposits of $250,000 or greater	$58,151

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2015		2014
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$648,379	—%	$441,875	—%
Interest-bearing transaction accounts	507,087.14%		357,988.12%
Savings and money market deposits	1,072,818.45%		894,994.44%
Time deposits less than $250,000	327,363.30%		261,918.58%
Time deposits $250,000 or greater	56,973.55%		25,457.84%
Brokered and wholesale time deposits	103,464.94%		106,555.93%
Total deposits	$2,716,084		$2,088,787

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At March 31, 2015, shareholders' equity was $529.2 million, or 15.8% of total assets, compared to $464.1 million, or 16.1% of total assets, at December 31, 2014. The primary factors affecting changes in shareholders' equity were the issuance of $57.0 million in common stock for the acquisition of Georgia-Carolina Bancshares, Inc. and our increase in net income, offset by the dividend declared during the three months ended March 31, 2015.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board imposes similar capital regulations on bank holding companies. On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets. Basel III introduced a new minimum ratio of common equity Tier 1 capital (CET1) and raised the minimum ratios for Tier 1 capital, total capital, and Tier 1 leverage. The final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments. It also improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The methods for calculating the risk-based capital ratios have changed and will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are fully phased in by January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile. In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. Implementation of the new capital and liquidity standards did not and is not expected to significantly impact the Company and our subsidiaries because our current capital levels materially exceed those required under the new rules.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	March 31, 2015		December 31, 2014
Capital Ratio Requirements (1)	Minimum Requirement	Well-capitalized (2)	Minimum Requirement	Well-capitalized (2)
CET1 Capital	4.50%	6.50%	N/A	N/A
Tier 1 Capital	6.00%	8.00%	4.00%	6.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) March 31, 2015 capital requirements are under Basel III framework. December 31, 2014 capital requirements are under Basel I framework.
(2) The prompt corrective action provisions are only applicable at the bank level.

The Company and State Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at March 31, 2015.

At March 31, 2015 and December 31, 2014, the Company, State Bank, and First Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and subsidiary banks' regulatory capital ratios at the dates indicated:

	Company	State Bank	First Bank (1)
March 31, 2015
Leverage ratio	15.00%	13.42%	11.87%
CET1 capital ratio	19.51	17.84	14.20
Tier 1 risk-based capital ratio	19.51	17.84	14.20
Total risk-based capital ratio	20.70	19.09	14.27

December 31, 2014
Leverage ratio	15.90%	12.84%	N/A
Tier 1 risk-based capital ratio	23.12	18.63	N/A
Total risk-based capital ratio	24.37	19.88	N/A

(1) First Bank was acquired by the Company on January 1, 2015.

At March 31, 2015, the Company's leverage ratio decreased compared to December 31, 2014, primarily resulting from increased goodwill in connection with the acquisition of First Bank. At March 31, 2015, Tier 1 and Total Risk-Based Capital ratios declined for both the Company and State Bank compared to December 31, 2014 as a result of the Company's declaration of a dividend, and the increase in risk-weighted assets, offset by net income during the three months ended March 31, 2015 for both the Company and State Bank. The increase in risk-weighted assets was mainly attributed to inclusion of high volatility commercial real estate loans at 150% risk weights in response to Basel III changes, the growth in our organic loan portfolio, additional purchased non-credit impaired loans, and the purchased credit impaired loans that have been removed from loss share coverage, all of which have higher risk-weights than loans covered by FDIC loss share agreements. As loss share agreements continue to expire and as we continue to seek to increase our organic and purchased loan portfolios (not subject to FDIC loss share agreements), we expect our total risk-weighted assets to increase.

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. At March 31, 2015, State Bank and First Bank had $16.3 million and $1.7 million capacity, respectively, to pay dividends to the Company without prior regulatory approval.

At March 31, 2015, the Company had $57.2 million in cash and due from bank accounts, which could be used for additional capital as needed by the subsidiary banks, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. On February 11, 2015, we declared a quarterly dividend of $.05 per common share and paid the dividend on March 17, 2015 to shareholders of record of our common stock as of March 9, 2015. The dividend represents an increase of $.01 per common share, or 25%, over the dividend paid in the fourth quarter of 2014.

We currently have a level of capitalization that will support significant growth, and the long-term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we recently closed on mergers with Atlanta Bancorporation, Inc. and Georgia-Carolina Bancshares, Inc. We also entered into an Asset Purchase Agreement on February 26, 2015 with Boyett Agency, LLC, an independent insurance agency, pursuant to which State Bank acquired substantially all of the assets of Boyett Agency, LLC. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares (including purchases under the Rule 10b5-1 plan we announced on March 17, 2015).

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At March 31, 2015, unfunded commitments to extend credit were $539.6 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At March 31, 2015, there were commitments totaling approximately $6.8 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
March 31, 2015	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$471,850	$301,461	$150,005	$19,209	$1,175
Operating lease obligations	27,117	3,572	6,248	5,851	11,446
Total contractual obligations	$498,967	$305,033	$156,253	$25,060	$12,621

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds to meet the operating, capital and strategic needs of the Company, State Bank and First Bank. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions. Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of certainty.

The asset portion of the balance sheet provides liquidity primarily through scheduled payments, maturities and repayments of loans and investment securities. Cash and short-term investments such as federal funds sold and interest-bearing deposits with other banks are also sources of funding.

At March 31, 2015, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $306.4 million, or 9.1% of total assets. Our available-for-sale securities at March 31, 2015 amounted to $819.6 million, or 24.5% of total assets compared to $640.1 million or 22.2% at December 31, 2014. Investment securities with an aggregate fair value of $338.9 million and $283.4 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits. The decline our liquid assets and unpledged securities was primarily due to funding organic loan growth.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2015, core deposits were 133.3% of net loans, compared with 144.6% at December 31, 2014. We maintain nine federal funds lines of credit with correspondent banks totaling $160.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2015, we had no advances from the FHLB and a remaining credit availability of $225.4 million. In addition, we maintain a $245.0 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

Asset/Liability Management

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arise from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not generally arise in the normal course of our business. Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse effects on earnings from changes in market interest rates. Our Risk Committee monitors and considers methods of managing exposure to interest rate risk and is responsible for maintaining the level of interest rate sensitivity of our interest-sensitive assets and liabilities within Board-approved limits.

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

Through the use of derivatives, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At March 31, 2015, we had interest rate swaps and caps with aggregate notional amounts of $159.3 million and $200.0 million, respectively. The fair value of the derivative financial assets was $2.1 million at March 31, 2015, compared to $3.9 million at December 31, 2014. The fair value of the derivative financial liabilities was $2.2 million at March 31, 2015, compared to $1.7 million at December 31, 2014. NOTE 10 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2015. Based on the simulation run at March 31, 2015, annual net interest income would be expected to increase approximately 2.06%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 4.76%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately .39%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The decrease in asset sensitivity at March 31, 2015 was primarily due to the acquisition of First Bank. The acquired assets and liabilities were less sensitive to rising rates compared to the existing State Bank assets and liabilities.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	March 31, 2015	December 31, 2014
+200	4.76%	6.25%
+100	2.06	2.50
-100	(.39)	(1.26)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of March 31, 2015, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings.

In the ordinary course of operations, we may be party to various legal proceedings from time to time. We do not believe that there are any pending or threatened proceedings against us, which, if determined adversely, would have a material effect on our business, results of operations or financial condition.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2015, we issued 5,000 shares of our common stock pursuant to the exercise by the holder of a warrant to purchase 5,000 shares of our common stock at $10.00 per share, resulting in cash consideration to us of $50,000. The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On March 17, 2015, we issued 326 shares of our common stock in a cashless exchange for a warrant to purchase 633 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 307 shares were deemed to be “in the money” as consideration for the $10.00 per share exercise price for the 326 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Executive Officer Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 17, 2015)

10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 17, 2015)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

May 8, 2015	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

May 8, 2015	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Executive Officer Annual Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 17, 2015)

10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 17, 2015)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.