Form 10-Q
period 2015-06-30
STATE BANK FINANCIAL CORP
filed 2015-08-07
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, as of August 6, 2015 was 35,768,791

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “project”, “believe,” “intend,” “plan” and “estimate,” as well as similar expressions. These forward-looking statements include statements related to the use of the mortgage and Small Business Administration ("SBA") platforms from our recent acquisitions, our expectations regarding growth in our markets, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation that our total risk-weighted assets will increase, our belief that our recorded deferred tax assets are fully recoverable, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.

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

•	a general decline in the real estate and lending markets, particularly in our market areas, could negatively affect our financial results;

•	costs or difficulties related to the integration of the banks we have acquired or may acquire may be greater than expected;

•	restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;

•	other financial institutions have greater financial resources than we do and may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets;

•	economic, governmental or other factors may prevent the population, residential and commercial growth that we expect in the markets in which we operate; and

•	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the Securities and Exchange Commission ("SEC").
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

PART I

Item 1. Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$21,903	$10,550
Interest-bearing deposits in other financial institutions	179,831	470,608
Cash and cash equivalents	201,734	481,158
Investment securities available-for-sale	815,277	640,086
Loans	2,042,186	1,634,529
Allowance for loan and lease losses	(29,569)	(28,638)
Loans, net	2,012,617	1,605,891
Loans held-for-sale (includes loans at fair value of $58,187 and $0, respectively)	64,047	3,174
Other real estate owned	15,055	8,568
Premises and equipment, net	45,608	35,286
Goodwill	31,049	10,606
Other intangibles, net	8,922	2,752
SBA servicing rights	2,185	1,516
FDIC receivable for loss share agreements	—	22,320
Bank-owned life insurance	57,810	41,479
Other assets	46,004	29,374
Total assets	$3,300,308	$2,882,210
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$762,100	$577,295
Interest-bearing deposits	1,974,185	1,814,387
Total deposits	2,736,285	2,391,682
Securities sold under agreements to repurchase	11,747	—
Notes payable	2,765	2,771
Other liabilities	26,527	23,662
Total liabilities	2,777,324	2,418,115
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 35,763,791 and 32,269,604 shares issued and outstanding, respectively	357	323
Additional paid-in capital	355,979	297,479
Retained earnings	165,626	162,373
Accumulated other comprehensive income, net of tax	1,022	3,920
Total shareholders' equity	522,984	464,095
Total liabilities and shareholders' equity	$3,300,308	$2,882,210

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited) (Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Interest income:
Loans	$23,070	$15,350	$44,470	$30,598
Loan accretion	8,365	17,087	24,434	43,623
Investment securities	3,894	2,202	7,283	4,350
Deposits with other financial institutions	138	320	351	665
Total interest income	35,467	34,959	76,538	79,236
Interest expense:
Deposits	1,907	1,759	3,819	3,505
Notes payable	59	87	111	235
Federal funds purchased and repurchase agreements	6	—	21	—
Total interest expense	1,972	1,846	3,951	3,740
Net interest income	33,495	33,113	72,587	75,496
Provision for loan and lease losses	64	701	3,257	1,291
Net interest income after provision for loan and lease losses	33,431	32,412	69,330	74,205
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(15,040)	(1,949)	(16,488)	(17,241)
Service charges on deposits	1,501	1,196	2,990	2,354
Mortgage banking income	3,480	163	6,160	322
SBA income	1,380	—	2,503	—
Payroll fee income	956	822	2,114	1,775
ATM income	773	636	1,498	1,226
Bank-owned life insurance income	462	329	917	658
Prepayment fees	404	73	2,386	215
Gain (loss) on sale of investment securities	(59)	12	321	23
Other	431	117	696	(95)
Total noninterest income	(5,712)	1,399	3,097	(10,763)
Noninterest expense:
Salaries and employee benefits	20,506	14,575	40,088	29,652
Occupancy and equipment	3,219	2,314	6,324	4,843
Data processing	2,435	1,714	4,715	3,386
Legal and professional fees	1,284	731	2,768	1,745
Merger-related expenses	876	265	1,013	265
Marketing	599	548	1,035	880
Federal deposit insurance premiums and other regulatory fees	455	337	961	671
Loan collection and OREO costs	(114)	(32)	291	592
Amortization of intangibles	442	161	859	323
Other	1,664	1,463	3,406	2,802
Total noninterest expense	31,366	22,076	61,460	45,159
Income (loss) before income taxes	(3,647)	11,735	10,967	18,283
Income tax expense (benefit)	(1,626)	4,228	3,784	6,454
Net income (loss)	$(2,021)	$7,507	$7,183	$11,829
Basic net income (loss) per share	$(.06)	$.23	$.20	$.37
Diluted net income (loss) per share	$(.06)	$.22	$.19	$.35
Cash dividends declared per common share	$.06	$.04	$.11	$.07
Weighted Average Shares Outstanding:
Basic	35,741,761	32,126,260	35,061,492	32,110,454
Diluted	35,741,761	33,589,797	37,300,987	33,617,054
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net income (loss)	$(2,021)	$7,507	$7,183	$11,829
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses)	(4,938)	433	(4,625)	843
Amounts reclassified for (gains) losses realized and included in earnings	178	45	(101)	74
Other comprehensive income (loss), before income taxes	(4,760)	478	(4,726)	917
Income tax expense (benefit)	(1,841)	185	(1,828)	369
Other comprehensive income (loss), net of income taxes	(2,919)	293	(2,898)	548
Comprehensive income (loss)	$(4,940)	$7,800	$4,285	$12,377

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Stock
Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183
Exercise of stock warrants	(33,500)	33,500	—	167	—	—	167
Share-based compensation	—	—	—	828	—	—	828
Restricted stock activity	—	3,000	—	—	—	—	—
Change in accumulated other comprehensive income	—	—	—	—	—	548	548
Common stock dividends, $.07 per share	—	—	—	—	(2,248)	—	(2,248)
Net income	—	—	—	—	11,829	—	11,829
Balance, June 30, 2014	2,590,324	32,130,645	$321	$296,374	$145,894	$5,718	$448,307

Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095
Exercise of stock warrants	(21,000)	21,000	—	130	—	—	130
Share-based compensation	—	—	—	1,362	—	—	1,362
Restricted stock activity	—	616,950	6	(6)	—	—	—
Restricted stock withholding of cashless exercise	(2,433)	1,267	—	—	—	—	—
Issuance of common stock	—	2,854,970	28	57,014	—	—	57,042
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(2,898)	(2,898)
Common stock dividends, $.11 per share	—	—	—	—	(3,930)	—	(3,930)
Net income	—	—	—	—	7,183	—	7,183
Balance, June 30, 2015	2,557,758	35,763,791	$357	$355,979	$165,626	$1,022	$522,984

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30
	2015	2014
Cash Flows from Operating Activities
Net income	$7,183	$11,829
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	5,473	2,856
Provision for loan and lease losses	3,257	1,291
Accretion on acquisitions, net	(22,494)	(26,382)
Gains on sales of other real estate owned	(1,678)	(8,151)
Writedowns of other real estate owned	396	7,555
Net decrease in FDIC receivable for covered losses	6,250	14,550
Funds (paid to) collected from FDIC	(1,784)	35,135
Loss share termination	16,959	—
Deferred income taxes	2,282	(12,240)
Income taxes receivable	(13,266)	(4,513)
Proceeds from sales of mortgage loans held-for-sale	258,487	13,389
Originations of mortgage loans held-for-sale	(278,244)	(12,882)
Mortgage banking activities	(6,160)	(322)
Net gains on sales of available-for-sale securities	(321)	(23)
Share-based compensation expense	1,362	828
Changes in fair value of SBA servicing rights	(267)	—
Changes in other assets and other liabilities, net	(12,067)	7,761
Net cash (used in) provided by operating activities	(34,632)	30,681
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(425,635)	(159,727)
Proceeds from sales and calls of investment securities available-for-sale	301,887	12,696
Proceeds from maturities and paydowns of investment securities available-for-sale	74,021	40,886
Loan originations, repayments and resolutions, net	(100,058)	(41,014)
Net purchases of premises and equipment	(649)	(3,209)
Proceeds from sales of other real estate owned	9,293	45,080
Acquisition of Georgia-Carolina Bancshares	(10,958)	—
Net cash used in investing activities	(152,099)	(105,288)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	103,917	(6,704)
Net decrease in interest-bearing customer deposits	(176,969)	(6,408)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(15,841)	(1,216)
Exercise of stock warrants	130	167
Dividends paid to shareholders	(3,930)	(2,248)
Net cash used in financing activities	(92,693)	(16,409)
Net decrease in cash and cash equivalents	(279,424)	(91,016)
Cash and cash equivalents, beginning	481,158	598,749
Cash and cash equivalents, ending	$201,734	$507,733

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statement of Cash Flows (Continued) (Unaudited) (Dollars in Thousands)

	Six Months Ended
	June 30
	2015	2014
Supplemental Disclosure of Noncash Investing and Financing Activities
Goodwill and fair value acquisition adjustments	$19,904	$—
Unrealized gains (losses) on securities and cash flow hedges, net of tax	(2,898)	548
Transfers of loans to other real estate owned	7,868	21,235
Acquisitions:
Assets acquired	$526,687	$—
Liabilities assumed	457,718	—
Net assets	68,969	—

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND RECENTLY ADOPTED ACCOUNTING STANDARDS

Overview

State Bank Financial Corporation (the “Company” or "we") is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiaries. At June 30, 2015, the Company had two wholly-owned bank subsidiaries, State Bank and Trust Company (“State Bank”) and First Bank of Georgia ("First Bank"). We operate a full service banking business and offer a broad range of commercial and retail banking products to our customers, primarily located in metropolitan Atlanta, middle Georgia and Augusta, Georgia. On July 24, 2015, First Bank was merged with State Bank.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Recently Adopted Accounting Standard for Mortgage Loans Held-for-Sale

After we acquired First Bank in January 2015, we elected the fair value option of accounting for our mortgage loans held-for-sale which will be applied prospectively to all new mortgage loan originations. There have been no other significant changes to our critical accounting policies from those disclosed in our 2014 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2014 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

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

Gains and losses on the sales of both mortgage loans and SBA loans held-for-sale are recognized, based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale, as well as realized gains and losses at the sale of the residential mortgage loans, and SBA loans are classified in the Consolidated Statements of Operation as noninterest income from mortgage banking and SBA income.

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
In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. We adopted the amendments in this ASU effective January 1, 2015. At June 30, 2015, all of our repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on our consolidated financial statements.
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
In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS

Acquisition of Boyett Agency, LLC

On February 26, 2015, State Bank entered into an Asset Purchase Agreement with Boyett Agency, LLC an independent insurance agency, pursuant to which State Bank acquired substantially all of the assets of Boyett Agency, LLC. The acquisition was not material to the financial results of State Bank.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with Georgia-Carolina Bancshares, Inc. (excluding the impact of merger-related expenses) from the acquisition date of January 1, 2015 through June 30, 2015 (dollars in thousands, except per share amounts). The table also presents certain pro forma information as if Georgia-Carolina Bancshares, Inc. had been acquired on January 1, 2014. These results combine the historical results of Georgia-Carolina Bancshares, Inc. in the Company's consolidated statement of operations and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014. Merger-related costs of $944,000 are included in the Company's consolidated statements of operations for the six months ended June 30, 2015 and are not included in the pro forma statements below.

	Six Months Ended June 30
	2015	2014
	Actual	Pro Forma
Net interest income	$72,587	$84,792
Net income	7,183	13,389
Earnings per share:
Basic		$.38
Diluted		.37

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Atlanta Bancorporation, Inc. and Bank of Atlanta

On October 1, 2014, the Company completed the acquisition of Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta. Atlanta Bancorporation, Inc. was merged into the Company, immediately followed by the merger of Bank of Atlanta into State Bank. The Company paid approximately $25.2 million in cash for all of the outstanding shares of Atlanta Bancorporation.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	June 30, 2015				December 31, 2014
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$115,140	$243	$85	$115,298	$116,830	$615	$96	$117,349
States and political subdivisions	5,813	13	2	5,824	5,881	20	4	5,897
Residential mortgage-backed securities — nonagency	127,278	4,979	213	132,044	109,344	5,780	93	115,031
Residential mortgage-backed securities — agency	461,011	1,255	2,504	459,762	351,769	1,874	1,115	352,528
Asset-backed securities	46,570	45	44	46,571	26,820	—	120	26,700
Corporate securities	55,977	82	281	55,778	22,577	37	33	22,581
Total investment securities available-for-sale	$811,789	$6,617	$3,129	$815,277	$633,221	$8,326	$1,461	$640,086

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

	Distribution of Maturities (1)
June 30, 2015	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$3,010	$112,130	$—	$—	$115,140
States and political subdivisions	3,980	1,833	—	—	5,813
Residential mortgage-backed securities — nonagency	—	—	—	127,278	127,278
Residential mortgage-backed securities — agency	—	—	402,840	58,171	461,011
Asset-backed securities	—	—	12,846	33,724	46,570
Corporate securities	—	55,977	—	—	55,977
Total debt securities	$6,990	$169,940	$415,686	$219,173	$811,789

Fair Value:
U.S. Government securities	$3,061	$112,237	$—	$—	$115,298
States and political subdivisions	3,982	1,842	—	—	5,824
Residential mortgage-backed securities — nonagency	—	—	—	132,044	132,044
Residential mortgage-backed securities — agency	—	—	402,097	57,665	459,762
Asset-backed securities	—	—	12,842	33,729	46,571
Corporate securities	—	55,778	—	—	55,778
Total debt securities	$7,043	$169,857	$414,939	$223,438	$815,277

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
U.S. Government securities	$44,499	$85	$—	$—	$44,499	$85
States and political subdivisions	2,994	2	—	—	2,994	2
Residential mortgage-backed securities — nonagency	30,070	174	1,856	39	31,926	213
Residential mortgage-backed securities — agency	288,186	1,939	37,729	565	325,915	2,504
Asset-backed securities	14,616	44	—	—	14,616	44
Corporate securities	37,376	281	—	—	37,376	281
Total temporarily impaired securities	$417,741	$2,525	$39,585	$604	$457,326	$3,129

December 31, 2014
U.S. Government securities	$37,649	$96	$—	$—	$37,649	$96
States and political subdivisions	3,041	4	—	—	3,041	4
Residential mortgage-backed securities — nonagency	17,295	71	834	22	18,129	93
Residential mortgage-backed securities — agency	118,514	480	39,180	635	157,694	1,115
Asset-backed securities	21,700	120	—	—	21,700	120
Corporate securities	15,530	33	—	—	15,530	33
Total temporarily impaired securities	$213,729	$804	$40,014	$657	$253,743	$1,461

At June 30, 2015, the Company held 86 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At June 30, 2015, there was no intent to sell any of the available-for-sale securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities available-for-sale are summarized in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Securities Available-For-Sale	2015	2014	2015	2014
Proceeds from sales and calls	$74,162	$3,560	$301,887	$12,696

Gross gains on sales and calls	$86	$12	$585	$23
Gross losses on sales and calls	(145)	—	(264)	—
Net realized gains (losses) on sales and calls	$(59)	$12	$321	$23

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $345.0 million and $283.4 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements.

Investment securities with an aggregate fair value of $27.0 million at June 30, 2015 were pledged as collateral for repurchase agreements totaling $11.7 million at June 30, 2015. The collateral consists of all residential mortgage-backed securities-agency with maturities of greater than three years. The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities which are accounted for as collateralized financing arrangements (i.e., secured borrowings). There were no repurchase agreements at December 31, 2014.

NOTE 5: LOANS

Loans are summarized as follows (dollars in thousands):

Loans	June 30, 2015	December 31, 2014
Construction, land & land development	$481,073	$337,697
Other commercial real estate	774,342	694,951
Total commercial real estate	1,255,415	1,032,648
Residential real estate	271,817	213,910
Owner-occupied real estate	314,250	253,844
Commercial, financial & agricultural	158,047	104,518
Leases	26,709	19,959
Consumer	15,948	9,650
Total loans	2,042,186	1,634,529
Allowance for loan and lease losses	(29,569)	(28,638)
Total loans, net	$2,012,617	$1,605,891

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans are summarized as follows (dollars in thousands):

Organic Loans (1)	June 30, 2015	December 31, 2014
Construction, land & land development	$399,982	$310,987
Other commercial real estate	634,943	609,478
Total commercial real estate	1,034,925	920,465
Residential real estate	118,612	91,448
Owner-occupied real estate	205,805	188,933
Commercial, financial & agricultural	126,157	90,930
Leases	26,709	19,959
Consumer	12,078	8,658
Total organic loans (2)	1,524,286	1,320,393
Allowance for loan and lease losses	(19,594)	(18,392)
Total organic loans, net	$1,504,692	$1,302,001

(1) Includes loans originated by State Bank and loans originated by First Bank after its acquisition on January 1, 2015.
(2) Includes net deferred loan fees that totaled approximately $5.6 million and $4.5 million at June 30, 2015 and December 31, 2014, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	June 30, 2015	December 31, 2014
Construction, land & land development	$61,089	$2,166
Other commercial real estate	91,212	26,793
Total commercial real estate	152,301	28,959
Residential real estate	82,668	43,669
Owner-occupied real estate	73,409	22,743
Commercial, financial & agricultural	28,656	11,635
Consumer	3,505	791
Total purchased non-credit impaired loans (1)	340,539	107,797
Allowance for loan and lease losses	—	—
Total purchased non-credit impaired loans, net	$340,539	$107,797

(1) Includes net discounts that totaled approximately $7.8 million and $5.2 million at June 30, 2015 and December 31, 2014, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	June 30, 2015	December 31, 2014
Construction, land & land development	$20,002	$24,544
Other commercial real estate	48,187	58,680
Total commercial real estate	68,189	83,224
Residential real estate	70,537	78,793
Owner-occupied real estate	35,036	42,168
Commercial, financial & agricultural	3,234	1,953
Consumer	365	201
Total purchased credit impaired loans	177,361	206,339
Allowance for loan and lease losses	(9,975)	(10,246)
Total purchased credit impaired loans, net	$167,386	$196,093

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Purchased Credit Impaired Loans	2015	2014	2015	2014
Balance, beginning of period	$180,289	$227,097	$196,093	$240,085
Accretion of fair value discounts	8,365	17,087	24,434	43,623
Fair value of acquired loans	—	—	1,960	—
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(21,851)	(52,064)	(55,372)	(89,815)
Change in the allowance for loan and lease losses on purchased credit impaired loans	583	1,460	271	(313)
Balance, end of period	$167,386	$193,580	$167,386	$193,580

Purchased credit impaired loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the allowance for loan and lease losses. Subsequent increases in the amount of cash expected to be collected from the borrower results in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. The accretable discount is accreted into interest income over the estimated life of the related loan on a level yield basis.

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Changes in Accretable Discount	2015	2014	2015	2014
Balance, beginning of period	$110,254	$156,406	$120,061	$185,024
Additions from acquisitions	—	—	317	—
Accretion	(8,365)	(17,087)	(24,434)	(43,623)
Transfers to accretable discounts and exit events, net	1,911	629	7,856	(1,453)
Balance, end of period	$103,800	$139,948	$103,800	$139,948

The accretable discount changes over time as the purchased credit impaired loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on acquired loans.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and leases losses for the periods indicated (dollars in thousands):

	Three Months Ended June 30
	2015				2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$19,424	$—	$10,558	$29,982	$16,858	$19,182	$36,040
Loans charged-off	(64)	(46)	(2,155)	(2,265)	(79)	(4,881)	(4,960)
Recoveries of loans previously charged-off	12	—	1,227	1,239	106	3,326	3,432
Net (charge-offs) recoveries	(52)	(46)	(928)	(1,026)	27	(1,555)	(1,528)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	222	46	345	613	1,000	95	1,095
Amount attributable to FDIC loss share agreements	—	—	(549)	(549)	—	(394)	(394)
Total provision (recovery) for loan and lease losses charged to operations	222	46	(204)	64	1,000	(299)	701
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	549	549	—	394	394
Balance, end of period	$19,594	$—	$9,975	$29,569	$17,885	$17,722	$35,607

	Six Months Ended June 30
	2015				2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$18,392	$—	$10,246	$28,638	$16,656	$17,409	$34,065
Loans charged-off	(140)	(48)	(5,384)	(5,572)	(215)	(11,551)	(11,766)
Recoveries of loans previously charged-off	50	—	2,151	2,201	444	8,557	9,001
Net recoveries (charge-offs)	(90)	(48)	(3,233)	(3,371)	229	(2,994)	(2,765)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	1,292	48	2,962	4,302	1,000	3,307	4,307
Amount attributable to FDIC loss share agreements	—	—	(1,045)	(1,045)	—	(3,016)	(3,016)
Total provision for loan and lease losses charged to operations	1,292	48	1,917	3,257	1,000	291	1,291
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	1,045	1,045	—	3,016	3,016
Balance, end of period	$19,594	$—	$9,975	$29,569	$17,885	$17,722	$35,607

ALLL activity on purchased non-credit impaired loans included consumer and residential real estate charge-offs and corresponding provision for loan and lease losses of $46,000 and $48,000 for the three and six months ended June 30, 2015, respectively, resulting in no ending allowance for PNCI loans at June 30, 2015.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
June 30, 2015
Beginning balance	$13,837	$1,474	$2,071	$1,578	$339	$125	$19,424
Charge-offs	—	—	—	(59)	—	(5)	(64)
Recoveries	—	—	—	9	—	3	12
Provision	(619)	101	145	438	94	63	222
Ending balance	$13,218	$1,575	$2,216	$1,966	$433	$186	$19,594

Six Months Ended
June 30, 2015
Beginning balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392
Charge-offs	—	—	—	(127)	—	(13)	(140)
Recoveries	1	1	—	41	—	7	50
Provision	83	384	288	282	171	84	1,292
Ending balance	$13,218	$1,575	$2,216	$1,966	$433	$186	$19,594

Three Months Ended
June 30, 2014
Beginning balance	$11,726	$1,033	$2,496	$1,473	$—	$130	$16,858
Charge-offs	—	(1)	—	(72)	—	(6)	(79)
Recoveries	8	22	—	76	—	—	106
Provision	1,007	26	(59)	26	—	—	1,000
Ending balance	$12,741	$1,080	$2,437	$1,503	$—	$124	$17,885

Six Months Ended
June 30, 2014
Beginning balance	$11,163	$1,015	$2,535	$1,799	$—	$144	$16,656
Charge-offs	(65)	(1)	—	(137)	—	(12)	(215)
Recoveries	290	24	—	130	—	—	444
Provision	1,353	42	(98)	(289)	—	(8)	1,000
Ending balance	$12,741	$1,080	$2,437	$1,503	$—	$124	$17,885

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2015
Commercial real estate	$332	$12,886	$13,218	$3,986	$1,030,939	$1,034,925
Residential real estate	46	1,529	1,575	304	118,308	118,612
Owner-occupied real estate	229	1,987	2,216	458	205,347	205,805
Commercial, financial & agricultural	98	1,868	1,966	197	125,960	126,157
Leases	—	433	433	—	26,709	26,709
Consumer	13	173	186	26	12,052	12,078
Total organic loans	$718	$18,876	$19,594	$4,971	$1,519,315	$1,524,286

December 31, 2014
Commercial real estate	$330	$12,804	$13,134	$4,089	$916,376	$920,465
Residential real estate	58	1,132	1,190	1,263	90,185	91,448
Owner-occupied real estate	22	1,906	1,928	44	188,889	188,933
Commercial, financial & agricultural	66	1,704	1,770	131	90,799	90,930
Leases	—	262	262	—	19,959	19,959
Consumer	10	98	108	19	8,639	8,658
Total organic loans	$486	$17,906	$18,392	$5,546	$1,314,847	$1,320,393

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
June 30, 2015
Beginning balance	$4,817	$2,571	$2,611	$551	$8	$10,558
Charge-offs	(977)	(594)	(373)	(201)	(10)	(2,155)
Recoveries	174	107	476	363	107	1,227
Provision	250	271	(1)	(88)	(87)	345
Amount attributable to FDIC loss share agreements	(235)	(130)	(149)	(34)	(1)	(549)
Provision charged to operations	15	141	(150)	(122)	(88)	(204)
Provision recorded through the FDIC loss share receivable	235	130	149	34	1	549
Ending balance	$4,264	$2,355	$2,713	$625	$18	$9,975

Six Months Ended
June 30, 2015
Beginning balance	$5,461	$2,298	1,916	$567	$4	$10,246
Charge-offs	(2,514)	(726)	(1,052)	(976)	(116)	(5,384)
Recoveries	652	236	523	559	181	2,151
Provision	665	547	1,326	475	(51)	2,962
Amount attributable to FDIC loss share agreements	(313)	(182)	(402)	(140)	(8)	(1,045)
Provision charged to operations	352	365	924	335	(59)	1,917
Provision recorded through the FDIC loss share receivable	313	182	402	140	8	1,045
Ending balance	$4,264	$2,355	$2,713	$625	$18	$9,975

Three Months Ended
June 30, 2014
Beginning balance	$12,107	$2,986	$2,688	$1,364	$37	$19,182
Charge-offs	(3,267)	(246)	(975)	(393)	—	(4,881)
Recoveries	2,459	318	183	350	16	3,326
Provision	(693)	815	579	(628)	22	95
Amount attributable to FDIC loss share agreements	400	(764)	(597)	581	(14)	(394)
Provision charged to operations	(293)	51	(18)	(47)	8	(299)
Provision recorded through the FDIC loss share receivable	(400)	764	597	(581)	14	394
Ending balance	$10,606	$3,873	$2,475	$693	$75	$17,722

Six Months Ended
June 30, 2014
Beginning balance	$11,226	$2,481	$1,950	$1,680	$72	$17,409
Charge-offs	(8,184)	(656)	(1,769)	(932)	(10)	(11,551)
Recoveries	5,834	1,016	999	652	56	8,557
Provision	1,730	1,032	1,295	(707)	(43)	3,307
Amount attributable to FDIC loss share agreements	(1,578)	(941)	(1,181)	645	39	(3,016)
Provision charged to operations	152	91	114	(62)	(4)	291
Provision recorded through the FDIC loss share receivable	1,578	941	1,181	(645)	(39)	3,016
Ending balance	$10,606	$3,873	$2,475	$693	$75	$17,722

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2015
Commercial real estate	$1,982	$2,282	$4,264	$36,945	$31,244	$68,189
Residential real estate	969	1,386	2,355	6,392	64,145	70,537
Owner-occupied real estate	2,477	236	2,713	16,619	18,417	35,036
Commercial, financial & agricultural	3	622	625	484	2,750	3,234
Consumer	—	18	18	33	332	365
Total purchased credit impaired loans	$5,431	$4,544	$9,975	$60,473	$116,888	$177,361

December 31, 2014
Commercial real estate	$1,830	$3,631	$5,461	$42,721	$40,503	$83,224
Residential real estate	1,094	1,204	2,298	3,718	75,075	78,793
Owner-occupied real estate	1,462	454	1,916	19,736	22,432	42,168
Commercial, financial & agricultural	—	567	567	353	1,600	1,953
Consumer	—	4	4	31	170	201
Total purchased credit impaired loans	$4,386	$5,860	$10,246	$66,559	$139,780	$206,339

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired organic and purchased non-credit impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired Loans: Organic and Purchased Non-Credit Impaired
With no related allowance recorded:
Construction, land & land development	$4,506	$3,322	$—	$4,616	$3,426	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	4,506	3,322	—	4,616	3,426	—
Residential real estate	94	83	—	875	875	—
Owner-occupied real estate	22	18	—	—	—	—
Commercial, financial & agricultural	139	122	—	—	—	—
Consumer	17	9	—	—	—	—
Subtotal	4,778	3,554	—	5,491	4,301	—
With related allowance recorded:
Construction, land & land development	37	37	19	3	3	1
Other commercial real estate	802	627	313	834	659	329
Total commercial real estate	839	664	332	837	662	330
Residential real estate	334	304	46	432	399	58
Owner-occupied real estate	455	458	229	44	44	22
Commercial, financial & agricultural	184	197	98	227	227	66
Consumer	27	26	13	21	20	10
Subtotal	1,839	1,649	718	1,561	1,352	486
Total impaired loans	$6,617	$5,203	$718	$7,052	$5,653	$486

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on organic and purchased non-credit impaired loans, for the periods indicated (dollars in thousands):

	June 30, 2015		June 30, 2014
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$3,384	$—	$82	$—
Other commercial real estate	664	10	464	9
Total commercial real estate	4,048	10	546	9
Residential real estate	354	3	1,238	6
Owner-occupied real estate	425	3	164	—
Commercial, financial & agricultural	277	3	191	2
Consumer	33	—	18	—
Total impaired loans	$5,137	$19	$2,157	$17

Six Months Ended
Construction, land & land development	$3,403	$41	$301	$44
Other commercial real estate	668	19	497	9
Total commercial real estate	4,071	60	798	53
Residential real estate	378	6	1,230	6
Owner-occupied real estate	306	3	144	—
Commercial, financial & agricultural	265	4	215	2
Consumer	27	—	19	3
Total impaired loans	$5,047	$73	$2,406	$64

(1) The average recorded investment for troubled debt restructurings for the three and six months ended June 30, 2015 was $3.3 million and $3.4 million, respectively, and was $870,000 and $869,000 for the three and six months ended June 30, 2014, respectively.
(2) The interest income recognized on troubled debt restructurings for the three and six months ended June 30, 2015 was $0 and $41,000, respectively, and no interest income was recognized for the three and six months ended June 30, 2014.

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans (1):	June 30, 2015	December 31, 2014
Construction, land & land development	$3,359	$3,429
Other commercial real estate	627	659
Total commercial real estate	3,986	4,088
Residential real estate	386	1,274
Owner-occupied real estate	477	44
Commercial, financial & agricultural	319	227
Consumer	35	20
Total nonaccrual loans	$5,203	$5,653

(1) Includes both organic and purchased non-credit impaired nonaccrual loans. Purchased non-credit impaired nonaccrual loans totaled $232,000 at June 30, 2015 and $107,000 at December 31, 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due organic loans, by class of loans, for the periods indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
June 30, 2015
Construction, land & land development	$—	$36	$36	$399,946	$399,982	$—
Other commercial real estate	297	19	316	634,627	634,943	—
Total commercial real estate	297	55	352	1,034,573	1,034,925	—
Residential real estate	318	—	318	118,294	118,612	—
Owner-occupied real estate	267	192	459	205,346	205,805	—
Commercial, financial & agricultural	80	—	80	126,077	126,157	—
Leases	—	—	—	26,709	26,709	—
Consumer	8	16	24	12,054	12,078	—
Total organic loans	$970	$263	$1,233	$1,523,053	$1,524,286	$—

December 31, 2014
Construction, land & land development	$—	$—	$—	$310,987	$310,987	$—
Other commercial real estate	24	385	409	609,069	609,478	—
Total commercial real estate	24	385	409	920,056	920,465	—
Residential real estate	527	893	1,420	90,028	91,448	—
Owner-occupied real estate	287	44	331	188,602	188,933	—
Commercial, financial & agricultural	—	108	108	90,822	90,930	—
Leases	—	—	—	19,959	19,959	—
Consumer	25	12	37	8,621	8,658	—
Total organic loans	$863	$1,442	$2,305	$1,318,088	$1,320,393	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
June 30, 2015
Construction, land & land development	$803	$—	$803	$60,286	$61,089	$—
Other commercial real estate	—	—	—	91,212	91,212	—
Total commercial real estate	803	—	803	151,498	152,301	—
Residential real estate	319	75	394	82,274	82,668	—
Owner-occupied real estate	420	—	420	72,989	73,409	—
Commercial, financial & agricultural	40	—	40	28,616	28,656	—
Consumer	18	—	18	3,487	3,505	—
Total purchased non-credit impaired loans	$1,600	$75	$1,675	$338,864	$340,539	$—

December 31, 2014
Construction, land & land development	$—	$—	$—	$2,166	$2,166	$—
Other commercial real estate	—	—	—	26,793	26,793	—
Total commercial real estate	—	—	—	28,959	28,959	—
Residential real estate	490	11	501	43,168	43,669	—
Owner-occupied real estate	—	—	—	22,743	22,743	—
Commercial, financial & agricultural	—	—	—	11,635	11,635	—
Consumer	—	—	—	791	791	—
Total purchased non-credit impaired loans	$490	$11	$501	$107,296	$107,797	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2015
Construction, land & land development	$914	$5,069	$5,983	$14,019	$20,002
Other commercial real estate	1,226	5,141	6,367	41,820	48,187
Total commercial real estate	2,140	10,210	12,350	55,839	68,189
Residential real estate	2,184	5,085	7,269	63,268	70,537
Owner-occupied real estate	226	3,309	3,535	31,501	35,036
Commercial, financial & agricultural	42	285	327	2,907	3,234
Consumer	1	115	116	249	365
Total purchased credit impaired loans	$4,593	$19,004	$23,597	$153,764	$177,361

December 31, 2014
Construction, land & land development	$1,235	$8,797	$10,032	$14,512	$24,544
Other commercial real estate	1,443	4,957	6,400	52,280	58,680
Total commercial real estate	2,678	13,754	16,432	66,792	83,224
Residential real estate	3,525	6,577	10,102	68,691	78,793
Owner-occupied real estate	1,113	4,148	5,261	36,907	42,168
Commercial, financial & agricultural	—	340	340	1,613	1,953
Consumer	—	101	101	100	201
Total purchased credit impaired loans	$7,316	$24,920	$32,236	$174,103	$206,339

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the organic loan portfolio, by class of loans, for the periods presented (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2015
Construction, land & land development	$366,595	$30,016	$12	$3,359	$—	$399,982
Other commercial real estate	581,428	50,131	2,349	1,035	—	634,943
Total commercial real estate	948,023	80,147	2,361	4,394	—	1,034,925
Residential real estate	107,460	9,875	215	1,062	—	118,612
Owner-occupied real estate	185,803	18,485	937	580	—	205,805
Commercial, financial & agricultural	123,845	1,363	590	359	—	126,157
Leases	26,709	—	—	—	—	26,709
Consumer	11,428	41	6	603	—	12,078
Total organic loans	$1,403,268	$109,911	$4,109	$6,998	$—	$1,524,286

December 31, 2014
Construction, land & land development	$272,847	$34,702	$—	$3,438	$—	$310,987
Other commercial real estate	572,098	35,434	905	1,041	—	609,478
Total commercial real estate	844,945	70,136	905	4,479	—	920,465
Residential real estate	69,828	19,656	287	1,677	—	91,448
Owner-occupied real estate	162,929	17,999	1,157	6,848	—	188,933
Commercial, financial & agricultural	87,819	1,754	798	559	—	90,930
Leases	19,959	—	—	—	—	19,959
Consumer	8,302	27	9	320	—	8,658
Total organic loans	$1,193,782	$109,572	$3,156	$13,883	$—	$1,320,393

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, for the periods presented (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2015
Construction, land & land development	$61,089	$—	$—	$—	$—	$61,089
Other commercial real estate	83,241	7,971	—	—	—	91,212
Total commercial real estate	144,330	7,971	—	—	—	152,301
Residential real estate	80,816	1,768	—	84	—	82,668
Owner-occupied real estate	67,581	5,457	—	371	—	73,409
Commercial, financial & agricultural	26,305	140	2,089	122	—	28,656
Consumer	3,496	—	—	9	—	3,505
Total purchased non-credit impaired loans	$322,528	$15,336	$2,089	$586	$—	$340,539

December 31, 2014
Construction, land & land development	$2,166	$—	$—	$—	$—	$2,166
Other commercial real estate	24,257	2,536	—	—	—	26,793
Total commercial real estate	26,423	2,536	—	—	—	28,959
Residential real estate	41,868	1,694	—	107	—	43,669
Owner-occupied real estate	21,862	881	—	—	—	22,743
Commercial, financial & agricultural	9,800	1,475	264	96	—	11,635
Consumer	773	18	—	—	—	791
Total purchased non-credit impaired loans	$100,726	$6,604	$264	$203	$—	$107,797

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classifications on purchased credit impaired loans are based upon the borrower's ability to pay the current unpaid principal balance without regard to the net carrying value of the loan on the Company's balance sheet. Because the values shown in the table below are based on each loan's estimated cash flows, any expected losses should be covered by a combination of the specific reserves established in the allowance for loan losses on purchased credit impaired loans plus the discounts to the unpaid principal balances reflected in the recorded investment of each loan.

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2015
Construction, land & land development	$4,911	$2,067	$1,353	$9,443	$2,228	$20,002
Other commercial real estate	5,898	25,804	2,862	12,050	1,573	48,187
Total commercial real estate	10,809	27,871	4,215	21,493	3,801	68,189
Residential real estate	33,757	12,689	5,008	13,211	5,872	70,537
Owner-occupied real estate	11,701	5,810	3,235	13,264	1,026	35,036
Commercial, financial & agricultural	1,275	494	131	297	1,037	3,234
Consumer	125	55	1	41	143	365
Total purchased credit impaired loans	$57,667	$46,919	$12,590	$48,306	$11,879	$177,361

December 31, 2014
Construction, land & land development	$5,833	$2,228	$195	$14,485	$1,803	$24,544
Other commercial real estate	5,893	24,139	8,397	18,383	1,868	58,680
Total commercial real estate	11,726	26,367	8,592	32,868	3,671	83,224
Residential real estate	35,829	11,092	8,649	17,698	5,525	78,793
Owner-occupied real estate	15,234	12,786	3,694	9,405	1,049	42,168
Commercial, financial & agricultural	1,048	142	123	308	332	1,953
Consumer	32	24	—	25	120	201
Total purchased credit impaired loans	$63,869	$50,411	$21,058	$60,304	$10,697	$206,339

Troubled Debt Restructurings (TDRs)

Total organic troubled debt restructurings (TDRs) were $3.3 million and $4.3 million at June 30, 2015 and December 31, 2014, respectively, with no related allowance for loans losses for the same periods. At June 30, 2015 and December 31, 2014, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring. At June 30, 2015 and December 31, 2014, there were no purchased non-credit impaired TDRs. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

During the three and six months ended June 30, 2015 and 2014, there were no organic loans modified under the terms of a TDR. During the three and six months ended June 30, 2015 and 2014, there were no organic TDRs that subsequently defaulted within twelve months of their modification dates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: OTHER REAL ESTATE OWNED (OREO)

The following is a summary of transactions in other real estate owned for the periods presented (dollars in thousands):

	Three Months Ended June 30
	2015			2014
	OREO	Acquired OREO	Total	OREO	Acquired OREO	Total
Balance, beginning of period	$—	$16,848	$16,848	$901	$37,536	$38,437
Other real estate acquired through foreclosure of loans receivable	—	2,265	2,265	197	11,257	11,454
Former bank premises real estate owned	160	—	160	—	—	—
Other real estate sold	—	(3,889)	(3,889)	(369)	(23,950)	(24,319)
Write down of other real estate	—	(329)	(329)	—	(1,634)	(1,634)
Balance, end of period	$160	$14,895	$15,055	$729	$23,209	$23,938

	Six Months Ended June 30
	2015			2014
	OREO	Acquired OREO	Total	OREO	Acquired OREO	Total
Balance, beginning of period	$74	$8,494	$8,568	$965	$46,222	$47,187
Other real estate acquired through mergers and acquisitions	—	6,470	6,470	—	—	—
Other real estate acquired through foreclosure of loans receivable	—	7,868	7,868	329	20,906	21,235
Former bank premises real estate owned	160	—	160	—	—	—
Other real estate sold	(74)	(7,541)	(7,615)	(369)	(36,560)	(36,929)
Write down of other real estate	—	(396)	(396)	(196)	(7,359)	(7,555)
Balance, end of period (1)	$160	$14,895	$15,055	$729	$23,209	$23,938

(1) Total OREO balance at June 30, 2015 includes $2.1 million of residential real estate properties.

At June 30, 2015, consumer mortgage loans secured by residential real estate properties totaling $357,000 were in formal foreclosure proceedings.

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three and six months ended June 30, 2015, the Company sold SBA loans with unpaid principal balances totaling $13.4 million and $19.5 million, respectively, and recognized $1.1 million and $1.8 million in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of operations. SBA servicing fees totaled $224,000 and $422,000, respectively, for the three and six months ended June 30, 2015. The Company began selling and servicing SBA loans in the fourth quarter of 2014; therefore, no sales or servicing income was recognized during the three or six months ended June 30, 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
SBA Servicing Rights	2015	2014	2015	2014
Balance, beginning of period	$1,902	$—	$1,516	$—
Additions	243	—	402	—
Fair value adjustments	40	—	267	—
Balance, end of period	$2,185	$—	$2,185	$—

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	June 30, 2015	December 31, 2014
Fair value	$2,185	$1,516
Weighted average discount rate	10.3%	11.3%
Decline in fair value due to a 10% adverse change	$(82)	$(57)
Decline in fair value due to a 20% adverse change	(159)	(110)
Prepayment speed	7.2%	6.7%
Decline in fair value due to a 10% adverse change	$(67)	$(41)
Decline in fair value due to a 20% adverse change	(131)	(80)
Weighted average remaining life (years)	7.3	7.8

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

Information about the SBA loans serviced by the Company at and for the period presented is as follows (dollars in thousands):

	June 30, 2015
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Six Months Ended June 30, 2015
Serviced for others	$87,545	$—	$—	$—
Held-for-sale	5,860	—	—	—
Held-for-investment	119,786	1,246	389	184
Total SBA loans serviced	$213,191	$1,246	$389	$184
NOTE 9: FDIC RECEIVABLE FOR LOSS SHARE AGREEMENTS

On May 21, 2015, State Bank entered into an agreement with the FDIC to terminate loss share coverage on all 12 FDIC-assisted acquisitions which occurred in 2009, 2010, and 2011. As a result, $14.5 million of loss was recognized for the termination of loss share coverage.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the calculation of the loss recognized as a result of the termination of the FDIC loss share agreements, including the clawback provisions and settlement of historic loss share and expense reimbursement claims (dollars in thousands):

Three Months Ended
June 30, 2015
Cash paid to the FDIC to settle loss share agreements	$(3,100)
FDIC loss share receivable	(16,959)
FDIC clawback payable	5,511
Loss on termination of FDIC loss share	(14,548)
Net amortization of FDIC receivable for loss share agreements during the period	(492)
Amortization of FDIC receivable for loss share agreements	$(15,040)

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to previously covered purchased credit impaired loans and previously covered acquired other real estate owned for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Balance, beginning of period	$17,098	$70,360	$22,320	$107,843
Provision for loan and lease losses attributable to FDIC for loss share agreements	549	394	1,045	3,016
Wires sent (received)	1,784	(18,647)	1,784	(35,135)
Net recoveries	(1,897)	(6,034)	(6,627)	(16,802)
Amortization	(492)	(1,949)	(1,940)	(17,241)
External expenses qualifying under loss share agreements	(83)	651	377	3,094
Termination of FDIC loss share	(16,959)	—	(16,959)	—
Balance, end of period	$—	$44,775	$—	$44,775

NOTE 10: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Interest Rate Swaps and Caps

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of certain balance sheet assets and liabilities. In the normal course of business, the Company also uses derivative financial instruments to add stability to interest income or expense and to manage its exposure to movements in interest rates. The Company does not use derivatives for trading or speculative purposes and only enters into transactions that have a qualifying hedging relationship. The Company's hedging strategies involving interest rate derivatives are classified as either Fair Value Hedges or Cash Flow Hedges, depending upon the rate characteristic of the hedged item.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair values of the Company's derivative financial instruments designated as hedging instruments as well as their classifications on the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Derivatives Designated as Hedging Instruments
	Fair Value	Fair Value
Interest Rate Products	June 30, 2015	December 31, 2014
Asset Derivatives
Other Assets	$2,322	$3,879

Liability Derivatives
Other Liabilities	$1,028	$1,666

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At June 30, 2015, the Company had 93 interest rate swaps with an aggregate notional amount of $160.0 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2015	2014	2015	2014
Amount of gain (loss) recognized in income on derivatives	Noninterest income	$1,538	$(1,299)	$(133)	$(2,232)
Amount of gain (loss) recognized in income on hedged items	Noninterest income	(1,356)	1,124	101	1,813
Total net gain (loss) recognized in income on fair value hedge ineffectiveness		$182	$(175)	$(32)	$(419)

During the three and six months ended June 30, 2015, the Company recognized a net gain of $182,000 and a net loss of $32,000, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $538,000 and $1.1 million for the three and six months ended June 30, 2015, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net losses of $20,000 and $433,000 in interest income for the three and six months ended June 30, 2015, respectively, related to the unamortized basis in the hedged items.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended June 30, 2015 and 2014.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $811,000 is expected to be reclassified as a decrease to net interest income.

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2015	2014	2015	2014
Amount of loss recognized in AOCI on derivatives (effective portion)	OCI	$195	$983	$1,495	$1,478
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	119	57	220	97
Total loss recognized in consolidated statements of comprehensive income		$76	$926	$1,275	$1,381

Derivatives Not Designated as Hedging Instruments

The table below presents the fair values of the Company's derivative financial instruments not designated as hedging instruments as well as their classifications on the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Derivatives Not Designated as Hedging Instruments
	Fair Value	Fair Value
Interest Rate Products	June 30, 2015	December 31, 2014
Asset Derivatives
Interest rate swaps	$4	$—
Mortgage derivatives	1450	—
Other assets	$1,454	$—
Liability Derivatives
Interest rate swaps	$128	$—
Mortgage derivatives	336	—
Other liabilities	$464	$—

Interest Rate Swaps

At June 30, 2015, the Company had two interest rate swaps with an aggregate notional amount of $6.8 million not designated as fair value hedges associated with the Company's fixed rate loan program. At June 30, 2015, the fair value of the derivative assets and liabilities not designated as hedging instruments was $4,000 and $128,000, respectively. The income statement effect from the derivatives not designated as a hedging instrument was immaterial for the three and six months ended June 30, 2015.

Mortgage Derivatives

At June 30, 2015, the Company had approximately $55.3 million of interest rate lock commitments and $95.9 million of forward commitments for the future delivery of residential mortgage loans. The net gains related to interest rate lock

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commitments used for risk management were $332,000 for the six months ended June 30, 2015. The net gains for forward commitments related to these mortgage loans was $769,000 for the six months ended June 30, 2015.

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2015	2014	2015	2014
Amount of gain (loss) recognized in income on interest rate swaps	Noninterest income	$61	$(5)	$(3)	$(5)
Amount of gain (loss) recognized in income on interest rate lock commitments	Noninterest income	(216)	—	194	—
Amount of loss recognized in income on forward commitments	Noninterest income	132	—	132	—
Total gain (loss) recognized in income on derivatives not designated as hedging instruments		$(23)	$(5)	$323	$(5)

Credit-Risk-Related Contingent Features

Interest Rate Swaps and Caps

The Company manages credit exposure on derivative transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. At June 30, 2015, the Company posted no cash collateral under these agreements.

The Company’s agreements with its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At June 30, 2015, the termination value of derivatives in a net liability position under these agreements was $472,000. Although the Company did not breach any provisions at June 30, 2015, had a breach occurred, the Company could have been required to settle obligations under the agreements at their termination values.

Mortgage Derivatives

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

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted
June 30, 2015
Offsetting Derivative Assets
Derivatives	$2,326	$—	$2,326	$751	$1,439	$136
Offsetting Derivative Liabilities
Derivatives	$1,156	$—	$1,156	$751	$—	$405

December 31, 2014
Offsetting Derivative Assets
Derivatives	$3,879	$—	$3,879	$1,244	$2,529	$106
Offsetting Derivative Liabilities
Derivatives	$1,666	$—	$1,666	$1,244	$—	$422

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	June 30, 2015		December 31, 2014
Capital Ratio Requirements (1)	Minimum Requirement	Well-capitalized (2)	Minimum Requirement	Well-capitalized (2)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%	N/A	N/A
Tier 1 Capital	6.00%	8.00%	4.00%	6.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) June 30, 2015 capital requirements are under Basel III framework. December 31, 2014 capital requirements are under Basel I framework.
(2) The prompt corrective action provisions are only applicable at the bank level.

At June 30, 2015 and December 31, 2014, the Company, State Bank, and First Bank exceeded all regulatory capital adequacy requirements to which they were subject.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	June 30, 2015			December 31, 2014
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$487,289	19.12%	$114,686	N/A	N/A	N/A
Tier 1 Capital	487,289	19.12%	152,915	$446,666	23.12%	$77,271
Total Capital	516,858	20.28%	203,887	470,869	24.37%	154,543
Tier 1 Leverage	487,289	14.92%	130,628	446,666	15.90%	112,334

The subsidiary banks' regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	State Bank				First Bank (1)
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
June 30, 2015
CET1 Capital	$368,332	17.17%	$96,535	$139,439	$63,013	15.35%	$18,479	$26,691
Tier 1 Capital	368,332	17.17%	128,713	171,617	63,013	15.35%	24,638	32,851
Total Capital	395,175	18.42%	171,617	214,522	63,536	15.47%	32,851	41,064
Tier 1 Leverage	368,332	13.34%	110,467	138,084	63,013	11.97%	21,064	26,330

December 31, 2014
Tier 1 Capital	$359,759	18.63%	$77,256	$115,883	N/A	N/A	N/A	N/A
Total Capital	383,957	19.88%	154,511	193,139	N/A	N/A	N/A	N/A
Tier 1 Leverage	359,759	12.84%	112,112	140,139	N/A	N/A	N/A	N/A

(1) The Company acquired First Bank on January 1, 2015.

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC on March 14, 2014. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at June 30, 2015.

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At June 30, 2015, State Bank and First Bank had $16.3 million and $1.7 million capacity, respectively, to pay dividends to the Company without prior regulatory approval.

At June 30, 2015, the Company had $54.0 million in cash and due from bank accounts, which can be used for additional capital as needed by the subsidiary banks, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes.

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

A summary of the Company's commitments is as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Commitments to extend credit:
Fixed	$45,799	$21,276
Variable	505,468	405,956
Standby letters of credit:
Fixed	1,289	846
Variable	7,772	4,350
Total commitments	$560,328	$432,428

The fixed rate loan commitments have maturities ranging from one month to ten years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company established a recourse liability for mortgage loans held-for-sale during the first quarter of 2015. At June 30, 2015, the recourse liability was $651,000.

Furthermore, in the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: FAIR VALUE

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the six months ended June 30, 2015 and the year ended December 31, 2014, there were no transfers between levels.

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

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities Available-for-Sale

At June 30, 2015, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. See NOTE 1, Basis of Presentation and Recently Adopted Accounting Standards. Interest income is recorded in interest income on the consolidated statements of operation and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at June 30, 2015.

At June 30, 2015, the aggregate fair value of the mortgage loans held-for-sale was $58.2 million, the contractual balance including accrued interest was $57.7 million and the gain recorded from the change in fair value was $524,000.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Derivatives

Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held-for-sale. The Company relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held-for-sale. The model groups the interest rate lock commitments by interest rate and term, applies an estimated pull-through rate based on historical experience, and then multiplies by quoted investor prices which were determined to be reasonably applicable to the loan commitment group based on interest rate, term, and rate lock expiration date of the loan commitment group. While there are Level 2 and 3 inputs used in the valuation model, the Company has determined that the majority of the inputs significant in the valuation of the interest rate lock commitments fall within Level 3 of the fair value hierarchy. Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of operation. The interest rate lock commitments with a positive fair value totaled $85,000 at June 30, 2015. In addition, the interest rate lock commitments with a negative fair value totaled $217,000 at June 30, 2015.

Mortgage derivatives also include forward commitments to sell residential mortgage loans to various investors when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitment to fund loans. The Company also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available (Level 2). Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of operation. The forward commitments on interest rate lock commitments with a positive fair value totaled $217,000 at June 30, 2015. Furthermore, the forward commitments on interest rate lock commitments with a negative fair value totaled $85,000 at June 30, 2015.

SBA Servicing Rights

The Company has the rights to service a portfolio of SBA loans. The SBA servicing rights are measured at fair value when loans are sold on a servicing retained basis. The servicing rights are subsequently measured at fair value on a recurring basis utilizing Level 3 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. For non-guaranteed portions of servicing assets, future cash flows are estimated using loan specific assumptions for losses and recoveries. Adjustments to fair value are recorded as a component of "other noninterest expense" on the consolidated statements of operation. Please reference NOTE 8 for the rollforward of the SBA servicing rights asset at fair value utilizing level 3 inputs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$115,298	$—	$115,298
States and political subdivisions	—	5,824	—	5,824
Residential mortgage-backed securities — nonagency	—	132,044	—	132,044
Residential mortgage-backed securities — agency	—	459,762	—	459,762
Asset-backed securities	—	46,571	—	46,571
Corporate securities	—	55,778	—	55,778
Mortgage loans held-for-sale	—	58,187	—	58,187
Mortgage derivatives (1)	—	684	766	1,450
Interest rate swaps and caps	—	2,326	—	2,326
SBA servicing rights	—	—	2,185	2,185
Total recurring assets at fair value	$—	$876,474	$2,951	$879,425

Liabilities:
Interest rate swaps and caps	$—	$1,156	$—	$1,156
Mortgage derivatives (1)	—	34	302	336
Total recurring liabilities at fair value	$—	$1,190	$302	$1,492

(1) Includes mortgage related interest rate lock commitments and commitments to sell.

December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$117,349	$—	$117,349
States and political subdivisions	—	5,897	—	5,897
Residential mortgage-backed securities — nonagency	—	115,031	—	115,031
Residential mortgage-backed securities — agency	—	352,528	—	352,528
Asset-backed securities	—	26,700	—	26,700
Corporate securities	—	22,581	—	22,581
Interest rate swaps and caps	—	3,879	—	3,879
SBA servicing rights	—	—	1,516	1,516
Total recurring assets at fair value	$—	$643,965	$1,516	$645,481

Liabilities:
Derivative financial instruments	$—	$1,666	$—	$1,666
Total recurring liabilities at fair value	$—	$1,666	$—	$1,666

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

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2015
Impaired loans	$—	$—	$4,485	$4,485
Total nonrecurring assets at fair value	$—	$—	$4,485	$4,485

December 31, 2014
Impaired loans	$—	$—	$5,167	$5,167
Mortgage loans held-for-sale	—	3,174	—	3,174
Total nonrecurring assets at fair value	$—	$3,174	$5,167	$8,341

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had principal balances of $5.2 million and $5.7 million with respective valuation allowances of $718,000 and $486,000 at June 30, 2015 and December 31, 2014, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2015
Other real estate owned	$—	$—	$160	$160
Acquired other real estate owned	$—	$—	$17,209	$17,209
Total other real estate owned	$—	$—	$17,369	$17,369

December 31, 2014
Other real estate owned	$—	$—	$80	$80
Acquired other real estate owned	—	—	10,859	10,859
Total other real estate owned	$—	$—	$10,939	$10,939

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

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014
Other real estate owned:
Other real estate owned at fair value	$160	$80
Estimated selling costs	—	(6)
Other real estate owned	$160	$74

Acquired other real estate owned:
Other real estate owned at fair value	$17,209	$10,859
Estimated selling costs and other adjustments	(2,314)	(2,365)
Other real estate owned	$14,895	$8,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

June 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$2,185	Discounted cash flows	Discount rate	6% - 14% (10%)
			Prepayment speed	4% - 9% (7%)
Mortgage derivatives - asset	$766	Pricing model	Pull-through rate	82%
Mortgage derivatives - liability	$302	Pricing model	Pull-through rate	82%
Impaired loans - collateral dependent	$4,485	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (14%)
Other real estate owned	$160	Third party appraisal	Management discount for property type and recent market volatility	0% - 0% (0%)
Acquired other real estate owned	$17,209	Third party appraisal	Management discount for property type and recent market volatility	0% - 76% (38%)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$1,516	Discounted cash flows	Discount rate	8% - 14% (11%)
			Prepayment speed	4% - 9% (7%)
Impaired loans - collateral dependent	$5,167	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$80	Third party appraisal	Management discount for property type and recent market volatility	0% - 0% (0%)
Acquired other real estate owned	$10,859	Third party appraisal	Management discount for property type and recent market volatility	0% - 76% (45%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The Company has determined the estimated fair value amounts using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at June 30, 2015 and December 31, 2014.

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$201,734	$201,734	$481,158	$481,158
Investment securities available-for-sale	Level 2	815,277	815,277	640,086	640,086
Loans held-for-sale	Level 2	64,047	64,047	3,174	3,245
Loans, net	Level 3	2,012,617	2,193,120	1,605,891	1,646,222
Other real estate owned	Level 3	15,055	17,369	8,568	10,939
FDIC receivable for loss share agreements	Level 3	—	—	22,320	7,572
Interest rate swaps and caps	Level 2	2,326	2,326	3,879	3,879
Mortgage derivatives	Levels 2 & 3	1,450	1,450	—	—
SBA servicing rights	Level 3	2,185	2,185	1,516	1,516
Accrued interest receivable	Level 2	8,138	8,138	5,989	5,989
Federal Home Loan Bank stock	Level 3	3,058	3,058	2,512	2,512

Liabilities:
Deposits	Level 2	$2,736,285	$2,736,679	$2,391,682	$2,391,805
Securities sold under agreements to repurchase	Level 2	11,747	11,747	—	—
Notes payable	Level 2	2,765	2,765	2,771	2,771
Interest rate swaps and caps	Level 2	1,156	1,156	1,666	1,666
Mortgage derivatives	Levels 2 & 3	336	336	—	—
Accrued interest payable	Level 2	1,177	1,177	887	887

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Credit Impaired Loans

Purchased credit impaired loans are recorded at fair value at the date of acquisition, exclusive of expected cash flow reimbursements from the FDIC for any loans covered by loss share agreements. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and an accretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases to the expected cash flows results in a reversal of the provision for loan and lease losses to the extent of prior changes or a reclassification of the difference from the nonaccretable to accretable discount with a positive impact on the accretable discount.

FDIC Receivable for Loss Share Agreements

Prior to the Company terminating its loss share agreements with the FDIC during the second quarter of 2015, the FDIC receivable was recorded at fair value at the acquisition date. The FDIC receivable was recognized at the same time as the purchased loans, and measured on the same basis, subject to collectability or contractual limitations. The FDIC receivable was impacted by changes in estimated cash flows associated with the previously covered loans. Previous increases in the amount expected to be collected from the FDIC were recognized immediately whereas decreases were amortized over the lesser of the life of the loan or the life of the loss share agreement.

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

NOTE 14: EARNINGS PER SHARE

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(2,021)	$7,507	$7,183	$11,829
Denominator:
Weighted average common shares outstanding	35,741,761	32,126,260	35,061,492	32,110,454
Weighted average dilutive grants (1)	—	1,463,537	2,239,495	1,506,600
Weighted average common shares outstanding including dilutive grants	35,741,761	33,589,797	37,300,987	33,617,054
Net income (loss) per share:
Basic	$(.06)	$.23	$.20	$.37
Diluted	$(.06)	$.22	$.19	$.35

(1) Weighted average anti-dilutive options outstanding were 2.4 million for the three months ended June 30, 2015.

Since the Company had a net loss for the three months ended June 30, 2015, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the period.

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

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
June 30, 2015
Balance, beginning of period	$4,966	$(1,025)	$3,941
Other comprehensive loss before income taxes:
Net change in unrealized losses	(4,743)	(195)	(4,938)
Amounts reclassified for net gains realized and included in earnings	59	119	178
Income tax benefit	(1,812)	(29)	(1,841)
Balance, end of period	$2,094	$(1,072)	$1,022

June 30, 2014
Balance, beginning of period	$4,904	$521	$5,425
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	1,416	(983)	433
Amounts reclassified for net (gains) losses realized and included in earnings	(12)	57	45
Income tax expense (benefit)	543	(358)	185
Balance, end of period	$5,765	$(47)	$5,718

Six Months Ended
June 30, 2015
Balance, beginning of period	$4,210	$(290)	$3,920
Other comprehensive income (loss) before income taxes:
Net change in unrealized losses	(3,130)	(1,495)	(4,625)
Amounts reclassified for net (gains) losses realized and included in earnings	(321)	220	(101)
Income tax benefit	(1,335)	(493)	(1,828)
Balance, end of period	$2,094	$(1,072)	$1,022

June 30, 2014
Balance, beginning of period	$4,323	$847	$5,170
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	2,321	(1,478)	843
Amounts reclassified for net (gains) losses realized and included in earnings	(23)	97	74
Income tax expense (benefit)	856	(487)	369
Balance, end of period	$5,765	$(47)	$5,718

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications out of AOCI for the periods presented are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
AOCI components and affected line items on Consolidated Statements of Operations	2015	2014	2015	2014
Investment securities available-for-sale
Loss (gain) on sale of investment securities	$59	$(12)	$(321)	$(23)
Income tax (benefit) expense	(23)	5	124	9
Net income (loss)	$36	$(7)	$(197)	$(14)

Cash flow hedges (effective portion)
Interest expense on deposits	$119	$57	$220	$97
Income tax benefit	(46)	(22)	(85)	(38)
Net income	$73	$35	$135	$59

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at June 30, 2015 as compared to December 31, 2014 and our results of operations for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2014 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company. State Bank and Trust Company is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia, and which initially operated as a small community bank with two branch offices located in Dooly County, Georgia. Between July 24, 2009 and December 31, 2014, we successfully completed 13 bank acquisitions totaling $4.0 billion in assets and $3.7 billion in deposits. Through the year ended December 31, 2014, we operated through one subsidiary bank, State Bank and Trust Company. On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia. In the merger, First Bank of Georgia, a Georgia state-chartered bank, became a wholly-owned subsidiary bank of the Company. As of June 30, 2015, we operated through two subsidiary banks, State Bank and Trust Company ("State Bank") and First Bank of Georgia ("First Bank"). On July 24, 2015, First Bank merged into State Bank and we presently operate through one bank subsidiary, State Bank.

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

As a result of our acquisitions, we were transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank. We are now operating 26 full service branches throughout middle Georgia, metropolitan Atlanta and Augusta, Georgia. We also operate five mortgage origination offices. At June 30, 2015, our total assets were $3.3 billion, our total loans receivable were $2.0 billion, our total deposits were $2.7 billion and our total shareholders' equity was $523.0 million.

During the second quarter of 2015, we entered into an agreement with the FDIC to terminate loss share agreements for all 12 of our FDIC-assisted acquisitions, resulting in a one-time after-tax charge of approximately $8.9 million, or $14.5 million pre-tax. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions and the settlement of historic loss share expense reimbursement claims, have been eliminated under the early termination agreement. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share agreements will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses. Termination of the loss share agreements should have no impact on the yields for previously covered loans unless we receive recoveries on those loans, which we will no longer have to share with the FDIC.

Historically, we have referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “noncovered loans.” Beginning in July 2014, the commercial loss share agreements for our earliest and largest failed bank transactions began to expire and with the early termination of all loss share agreements with the FDIC, we segregate our loan portfolio into the following three categories:

(1)	organic loans, which refers to loans originated by State Bank and loans originated by First Bank subsequent to acquisition,

(2)	purchased non-credit impaired loans ("PNCI"), which refers to loans acquired in our acquisitions that do not show signs of credit deterioration at acquisition, and

(3)
purchased credit impaired loans ("PCI"), which refers to loans we acquired that, at acquisition, we determined it was probable that we would be unable to collect all contractual principal and interest payments due.

All of the loans we acquired in our failed bank transactions and all of the loans acquired in our purchase of a loan portfolio from the FDIC in July 2014 were deemed purchased credit impaired loans at acquisition. The indemnification assets previously associated with the FDIC loss share agreements related to our failed bank transactions is referred to as the "FDIC receivable". We refer to all loans purchased in our acquisitions as "purchased loans", regardless of whether they are purchased credit impaired loans or purchased non-credit impaired loans.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended June 30, 2015:

•	Net loss for the quarter ended June 30, 2015 was $(2.0) million, or $(.06) per diluted share, compared to net income of $7.5 million, or $.22 per diluted share for the quarter ended June 30, 2014.

•
Operating income, which is net income (loss) exclusive of one-time charges associated with loss share termination, severance and merger-related costs, net of tax benefits, was $7.7 million for both the quarters ended June 30, 2015 and June 30, 2014.

•
Noninterest income for the three months ended June 30, 2015 totaled $9.3 million, up $6.0 million from the same period ended June 30, 2014. The increase in noninterest income is primarily a result of mortgage banking income increasing $3.3 million to $3.5 million for the three months ended June 30, 2015 compared to $163,000 for the same period in 2014. In addition, SBA income increased to $1.4 million for the three months ended June 30, 2015 compared to no SBA income for the same period in 2014.

•
We entered into an early termination agreement with the FDIC to terminate loss share coverage on covered assets, resulting in a one-time charge of $14.5 million during the second quarter of 2015. Approximately $9.3 million of the one-time charge was related to amortization on the FDIC receivable scheduled to be recognized during future quarters with the remainder of the one-time charge primarily consisting of our payment to the FDIC to eliminate all rights and obligations between State Bank and the FDIC under the loss share agreements and settle outstanding claims for reimbursement between the parties. Most significantly, the settlement eliminated the FDIC's right to share in the recovery of losses previously recognized under loss share. State Bank will now retain 100% of future recoveries, if any, instead of retaining either 5% or 20% of such recoveries as provided in the now terminated loss share agreements.

•
Our net interest income on a taxable equivalent basis was $33.6 million for the quarter ended June 30, 2015, an increase of $.4 million, or 1.2%, from the quarter ended June 30, 2014. Our interest income increased $.5 million for the quarter ended June 30, 2015 primarily from increased income on loans, excluding PCI loans, offset by a decrease in accretion income on PCI loans. Our interest expense increased $126,000 to $2.0 million for the quarter ended June 30, 2014.

•
We experienced strong loan growth across our markets during the quarter ended June 30, 2015 compared to the year ended December 31, 2014. At June 30, 2015, total organic loans were $1.5 billion, an increase of $203.9 million, or 15.4%, as compared to the year ended December 31, 2014.

•
The accretable discount on purchased credit impaired loans, which represents the excess cash flows expected at acquisition over the estimated fair value of the loans, decreased $36.1 million to $103.8 million for the quarter ended June 30, 2015, compared to $139.9 million for the quarter ended June 30, 2014. The decrease is primarily a result of $59.7 million in accretion income recognized on purchased credit impaired loans, offset by additions from acquisitions of $7.7 million and transfers from nonaccretable to accretable discount of $15.9 million.

•	Asset quality remained strong at June 30, 2015 with a ratio of nonperforming assets to total loans plus other real estate owned of .98% and a ratio of nonperforming loans to total loans of .25%.

•	The cost of deposits continued to decline as the average cost of funds was 29 basis points for the quarter ended June 30, 2015, compared to 35 basis points for the same period in 2014.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 14.92%, CET1 and Tier 1 risk-based capital ratios of 19.12%, and a Total risk-based capital ratio of 20.28% at June 30, 2015.

•	During the second quarter of 2015, we declared and paid a cash dividend of $.06 per common share to our shareholders.
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

On July 24, 2015, First Bank was merged into State Bank.

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

Gains and losses on the sales of both mortgage loans and SBA loans held-for-sale are recognized, based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale, as well as realized gains and losses at the sale of the residential mortgage loans, and SBA loans are classified in the Consolidated Statements of Operation as noninterest income from mortgage banking and SBA income.

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

Financial Summary

The following table provides unaudited selected financial data at and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2, including Table 2-Non-GAAP Performance Measures Reconciliation, below. Line items marked with an asterisk (*) in Table 1 are non-GAAP financial measures, see "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2 - Non-GAAP Performance Measures Reconciliation for further information.

Table 1 - Financial Highlights Selected Financial Information
	2015		2014			Six Months Ended June 30
(dollars in thousands, except per share amounts; taxable equivalent)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2015	2014

SELECTED RESULTS OF OPERATIONS
Interest income on invested funds	$4,037	$3,629	$2,932	$2,552	$2,533	$7,666	$5,037
Accretion income on loans	8,365	16,069	14,124	21,110	17,087	24,434	43,623
Interest income on loans	23,174	21,498	17,496	16,237	15,416	44,672	30,729
Total interest income*	35,576	41,196	34,552	39,899	35,036	76,772	79,389
Interest expense	1,972	1,979	1,923	1,857	1,846	3,951	3,740
Net interest income*	33,604	39,217	32,629	38,042	33,190	72,821	75,649
Provision for loan and lease losses	64	3,193	1,189	416	701	3,257	1,291
Adjusted (amortization) accretion of FDIC receivable for loss share agreements (1)*	(492)	(1,448)	1,652	(196)	(1,949)	(1,940)	(17,241)
Other noninterest income (2)	9,328	10,257	5,285	3,624	3,348	19,585	6,478
Total operating noninterest income (1)*	8,836	8,809	6,937	3,428	1,399	17,645	(10,763)
Operating noninterest expense (3)*	30,047	29,592	23,999	22,207	21,794	59,639	44,671
Operating income before taxes (1)(3)*	12,329	15,241	14,378	18,847	12,094	27,570	18,924
Operating income tax expense (1) (3)*	4,618	5,729	5,689	7,157	4,415	10,347	6,796
Operating income (1)(3)*	7,711	9,512	8,689	11,690	7,679	17,223	12,128
Loss share expense termination, net of tax benefit	(8,923)	—	—	—	—	(8,923)	—
Severance costs, net of tax benefit	(272)	(224)	(916)	(49)	(10)	(496)	(137)
Merger-related expenses, net of tax benefit	(537)	(84)	(188)	(137)	(162)	(621)	(162)
Net income (loss) available to common shareholders	$(2,021)	$9,204	$7,585	$11,504	$7,507	$7,183	$11,829

COMMON SHARE DATA
Basic net income per share	$(.06)	$.27	$.24	$.36	$.23	$.20	$.37
Diluted net income per share	(.06)	.25	.22	.34	.22	.19	.35
Cash dividends declared per share	.06	.05	.04	.04	.04	.11	.07
Book value per share	14.62	14.81	14.38	14.26	13.95	14.62	13.95
Tangible book value per share*	13.51	13.70	13.97	13.89	13.58	13.51	13.58
Dividend payout ratio	(100.00)%	20.00%	18.18%	11.76%	18.18%	57.89%	20.00%

COMMON SHARES OUTSTANDING
Common stock	35,763,791	35,738,850	32,269,604	32,271,466	32,130,645	35,763,791	32,130,645
Weighted average shares outstanding:
Basic	35,741,761	34,373,665	32,271,537	32,206,889	32,126,260	35,061,492	32,110,454
Diluted (4)	35,741,761	36,437,322	33,935,366	33,755,595	33,589,797	37,300,987	33,617,054

Table 1 - Financial Highlights Selected Financial Information
	2015		2014			Six Months Ended June 30
(dollars in thousands, except per share amounts; taxable equivalent)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2015	2014
AVERAGE BALANCE SHEET HIGHLIGHTS
Loans, excluding purchased credit impaired (5)	$1,920,219	$1,791,537	$1,430,495	$1,246,008	$1,192,494	$1,870,950	$1,163,629
Purchased credit impaired loans	179,579	194,471	214,518	215,318	236,178	177,552	243,164
Assets	3,316,424	3,323,713	2,858,209	2,609,776	2,591,025	3,330,856	2,585,518
Deposits	2,746,818	2,716,084	2,339,566	2,125,659	2,108,595	2,743,301	2,098,745
Equity	525,259	525,268	461,137	448,982	444,175	525,264	441,640
Tangible equity	485,337	485,087	447,641	437,038	432,073	485,213	429,451

SELECTED ACTUAL BALANCES
Total assets	$3,300,308	$3,351,908	$2,882,210	$2,647,597	$2,585,805	$3,300,308	$2,585,805
Investment securities	815,277	819,609	640,086	532,447	494,874	815,277	494,874
Organic loans	1,524,286	1,433,468	1,320,393	1,291,923	1,230,304	1,524,286	1,230,304
Purchased non-credit impaired loans	340,539	375,874	107,797	—	—	340,539	—
Purchased credit impaired loans	177,361	190,847	206,339	212,802	211,302	177,361	211,302
Allowance for loan and lease losses	(29,569)	(29,982)	(28,638)	(27,231)	(35,607)	(29,569)	(35,607)
Interest-earning assets	3,101,341	3,150,980	2,748,397	2,497,726	2,436,606	3,101,341	2,436,606
Total deposits	2,736,285	2,777,935	2,391,682	2,155,974	2,115,213	2,736,285	2,115,213
Interest-bearing liabilities	1,988,697	2,097,016	1,817,158	1,634,116	1,656,558	1,988,697	1,656,558
Noninterest-bearing liabilities	788,627	725,646	600,957	555,204	480,940	788,627	480,940
Shareholders' equity	522,984	529,246	464,095	458,277	448,307	522,984	448,307

PERFORMANCE RATIOS
Operating return on average assets (1)(3)(6)	.93%	1.16%	1.21%	1.78%	1.19%	1.04%	.95%
Operating return on average equity (1)(3)(6)	5.89	7.34	7.48	10.33	6.93	6.61	5.54
Return on average assets (6)	(.24)	1.12	1.05	1.75	1.16	.43	.92
Return on average equity (6)	(1.54)	7.11	6.53	10.17	6.78	2.76	5.40
Cost of funds	.29	.29	.33	.35	.35	.29	.36
Net interest margin (7)(8)	4.33	5.11	4.80	6.14	5.55	4.71	6.44
Interest rate spread (7)(9)	4.19	4.99	4.65	5.99	5.41	4.58	6.30
Efficiency ratio (7)(10)	112.46	62.66	65.20	54.28	63.82	80.96	69.60

CAPITAL RATIOS (11)
Average equity to average assets*	15.84%	15.80%	16.13%	17.20%	17.14%	15.77%	17.08%
Leverage ratio	14.92	15.00	15.90	17.16	16.84	14.92	16.84
CET1 risk-based capital ratio	19.12	19.51	N/A	N/A	N/A	19.12	N/A
Tier 1 risk-based capital ratio	19.12	19.51	23.12	25.17	27.06	19.12	27.06
Total risk-based capital ratio	20.28	20.70	24.37	26.42	28.32	20.28	28.32

ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.01%	.01%	.36%	.02%	(.01)%	(.01)%	.04%
Nonperforming loans to total loans	.33	.33	.42	.13	.16	.33	.16
Nonperforming assets to loans + ORE	.34	.33	.43	.16	.22	.34	.22
Past due loans to total loans	.08	.11	.17	.10	.13	.08	.13
Allowance for loan and lease losses to loans	1.29	1.36	1.39	1.46	1.45	1.29	1.45

(1) Excludes the one-time loss share expense termination charge of $14.5 million, net of income tax benefit of $5.6 million, in the second quarter of 2015.
(2) Includes all line items of noninterest income other than (amortization) accretion of FDIC receivable for loss share agreements.
(3) Excludes severance costs and merger-related expenses.
(4) Since the Company had a net loss for the three month period ended June 30, 2015, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the period.
(5) Includes quarter-to-date average nonaccrual loans of $4.9 million for second quarter 2015, $5.1 million for first quarter 2015, $5.6 million for fourth quarter 2014, $1.7 million for third quarter 2014 and $2.0 million for second quarter 2014. Includes year-to-date average nonaccrual loans of $5.0 million for second quarter 2015 and $2.0 million for second quarter 2014.
(6) Net income annualized for the applicable period.
(7) Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 35%.
(8) Net interest income divided by average interest-earning assets.
(9) Yield on interest-earning assets less cost of interest-bearing liabilities.
(10) Noninterest expenses divided by net interest income plus noninterest income.
(11) Beginning January 1, 2015, the Company's ratios are calculated using the Basel III framework. Capital ratios for prior periods were calculated using the Basel I framework. The Common Equity Tier 1 (CET1) capital ratio is a new ratio introduced under the Basel III framework.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Management evaluates the capital position and operating performance of the Company by using certain financial measures not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), including: interest income - taxable equivalent, net interest income - taxable equivalent, adjusted (amortization) accretion of FDIC receivable for loss share agreements, operating income before taxes - taxable equivalent, income tax expense, operating income and tangible book value per common share. The Company has included these non-GAAP financial measures for the applicable periods presented. Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of the Company’s operating performance, (b) enables a more complete understanding of factors and trends affecting the Company’s business, and (c) allows investors to evaluate the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: preparation of the Company’s operating budgets, monthly financial performance reporting, and presentation to investors of Company performance.

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the accompanying table. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. These non-GAAP financial measures should not be considered as substitutes for GAAP financial measures, and the Company strongly encourages investors to review the GAAP financial measures included in this document and not to place undue reliance upon any single financial measure. In addition, because non-GAAP financial measures are not standardized, it may not be possible to compare the non-GAAP financial measures presented in this document with other companies’ non-GAAP financial measures having the same or similar names.

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	2015		2014			Six Months Ended June 30
(dollars in thousands, except per share amounts; taxable equivalent)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2015	2014

Interest income reconciliation
Interest income - taxable equivalent	$35,576	$41,196	$34,552	$39,899	35,036	76,772	79,389
Taxable equivalent adjustment	(109)	(125)	(84)	(82)	(77)	(234)	(153)
Interest income (GAAP)	$35,467	$41,071	$34,468	$39,817	$34,959	$76,538	$79,236

Net interest income reconciliation
Net interest income - taxable equivalent	$33,604	$39,217	$32,629	$38,042	33,190	72,821	75,649
Taxable equivalent adjustment	(109)	(125)	(84)	(82)	(77)	(234)	(153)
Net interest income (GAAP)	$33,495	$39,092	$32,545	$37,960	$33,113	$72,587	$75,496

Adjusted (amortization) accretion of FDIC receivable for loss share agreements
Adjusted (amortization) accretion of FDIC receivable for loss share agreements	$(492)	$(1,448)	$1,652	$(196)	$(1,949)	$(1,940)	$(17,241)
Loss share termination	(14,548)	—	—	—	—	(14,548)	—
(Amortization) accretion of FDIC receivable for loss share agreements (GAAP)	$(15,040)	$(1,448)	$1,652	$(196)	$(1,949)	$(16,488)	$(17,241)

Total operating noninterest income reconciliation
Operating noninterest income	$8,836	$8,809	$6,937	$3,428	$1,399	$17,645	$(10,763)
Loss share termination	(14,548)	—	—	—	—	(14,548)	—
Total noninterest income (GAAP)	$(5,712)	$8,809	$6,937	$3,428	$1,399	$3,097	$10,763

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	2015		2014			Six Months Ended June 30
(dollars in thousands, except per share amounts; taxable equivalent)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2015	2014
Operating noninterest expense reconciliation
Operating expense	$30,047	$29,592	$23,999	$22,207	$21,794	$59,639	$44,671
Merger-related expenses	876	137	306	223	265	1,013	265
Severance costs	443	365	1,494	80	17	808	223
Total noninterest expense (GAAP)	$31,366	$30,094	$25,799	$22,510	$22,076	$61,460	$45,159

Operating income before taxes reconciliation
Operating income before taxes	$12,329	$15,241	$14,378	$18,847	$12,094	$27,570	$18,924
Loss share termination	(14,548)	—	—	—	—	(14,548)	—
Merger-related expenses	(876)	(137)	(306)	(223)	(265)	(1,013)	(265)
Severance costs	(443)	(365)	(1,494)	(80)	(17)	(808)	(223)
Taxable equivalent adjustment	(109)	(125)	(84)	(82)	(77)	(234)	(153)
Income (loss) before taxes (GAAP)	$(3,647)	$14,614	12,494	18,462	$11,735	$10,967	$18,283

Operating income tax expense reconciliation
Operating income tax expense	$4,618	$5,729	$5,689	$7,157	$4,415	$10,347	$6,796
Loss share termination	(5,625)	—	—	—	—	(5,625)	—
Merger-related expenses	(339)	(53)	(118)	(86)	(103)	(392)	(103)
Severance costs	(171)	(141)	(578)	(31)	(7)	(312)	(86)
Taxable equivalent adjustment	(109)	(125)	(84)	(82)	(77)	(234)	(153)
Income tax expense (GAAP)	$(1,626)	$5,410	$4,909	$6,958	$4,228	$3,784	$6,454

Operating income
Operating income	$7,711	$9,512	$8,689	$11,690	$7,679	$17,223	$12,128
Loss share termination	(8,923)	—	—	—	—	(8,923)	—
Merger-related expenses	(537)	(84)	(188)	(137)	(162)	(621)	(162)
Severance costs	(272)	(224)	(916)	(49)	(10)	(496)	(137)
Taxable equivalent adjustment	—	—	—	—	—	—	—
Net income (GAAP)	$(2,021)	$9,204	$7,585	$11,504	$7,507	$7,183	$11,829

Book value per common share reconciliation
Tangible book value per common share	$13.51	$13.70	$13.97	$13.89	$13.58	$13.51	$13.58
Effect of goodwill and other intangibles	1.11	1.11	.41	.37	.37	1.11	.37
Book value per common share (GAAP)	$14.62	$14.81	$14.38	$14.26	$13.95	$14.62	$13.95

Average equity to average assets reconciliation
Average tangible common equity to average assets	14.63%	14.59%	15.66%	16.75%	16.68%	14.57%	16.61%
Effect of average goodwill and other intangibles	1.21	1.21	.47	.45	.46	1.20	.47
Average equity to average assets (GAAP)	15.84%	15.80%	16.13%	17.20%	17.14%	15.77%	17.08%

Results of Operations

Net Income

We reported net income (loss) of $(2.0) million and $7.2 million for the three and six months ended June 30, 2015, respectively, compared to net income of $7.5 million and $11.8 million for the same periods in 2014, respectively. Diluted earnings (loss) per common share was $(.06) and $.19 for the three and six months ended June 30, 2015, respectively, compared to diluted earnings per common share of $.22 and $.35 for the same periods in 2014, respectively.

Operating Income

We reported operating income of $7.7 million and $17.2 million for the three and six months ended June 30, 2015, respectively, compared to operating income of $7.7 million and $12.1 million for the same periods in 2014, respectively. Diluted operating income per share was $.20 and $.46 for the three and six months ended June 30, 2015, respectively, compared to diluted operating income per share of $.23 and $.36 for the same periods in 2014, respectively.

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

Three Months Ended June 30, 2015 and 2014

Our net interest income on a taxable equivalent basis was $33.6 million for the three months ended June 30, 2015, a decrease of $.4 million, or 1.2%, from the three months ended June 30, 2014. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.19% for the three months ended June 30, 2015, compared to 5.41% for the same period in 2014, a decrease of 122 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.33% for the three months ended June 30, 2015 compared to 5.55% for the same period in 2014, a decrease of 122 basis points.

The yield on average earnings assets was 4.58% for the three months ended June 30, 2015, compared to 5.86% for the three months ended June 30, 2014, a decrease of 128 basis points, driven primarily by a $8.7 million decline in accretion income on purchased credit impaired loans. Our yield on purchased credit impaired loans was 18.68% for the three months ended June 30, 2015, compared to 29.02% for the three months ended June 30, 2014, a decrease of 1,034 basis points. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of pool closings for purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The significant decline in our yield on purchased credit impaired loans for the three months ended June 30, 2015, was primarily due to the timing of customer payments. One pool closed during the three months ended June 30, 2015 with a gain realized of $34,000 and no pools closed during the same period of 2014. Our yield on loans, excluding purchased credit impaired loans, was 4.84% for the three months ended June 30, 2015, compared to 5.19% for the same period in 2014, a decrease of 35 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 1.90% and 1.84% for the three months ended June 30, 2015 and 2014, respectively. The increase of 6 basis points was primarily driven by purchases of higher yielding securities and paydowns on lower yielding securities.

The average rate on interest-bearing liabilities was .39% for the three months ended June 30, 2015, a decrease of 6 basis points from the three months ended June 30, 2014. The average rate paid on interest-bearing deposits was .38% and .43% for the three months ended June 30, 2015 and 2014, respectively. The decrease of 5 basis points was primarily the result of time deposits acquired from First Bank because the interest expense on these deposits incorporated the benefit of the fair value adjustment. Our cost of funds was 29 basis points for the three months ended June 30, 2015, a decrease of 6 basis points from the same period in 2014.

Six Months Ended June 30, 2015 and 2014

Our net interest income on a taxable equivalent basis was $72.8 million for the six months ended June 30, 2015, a decrease of $2.8 million, or 3.7%, from the six months ended June 30, 2014. Our net interest spread on a taxable equivalent basis was 4.58% for the six months ended June 30, 2015, compared to 6.30% for the same period in 2014, a decrease of 172 basis points. Our net interest margin on a taxable equivalent basis was 4.71% for the six months ended June 30, 2015 compared to 6.44% for the same period in 2014, a decrease of 173 basis points.

The yield on average earnings assets was 4.97% for the six months ended June 30, 2015, compared to 6.76% for the same period in 2014, a decrease of 179 basis points, driven primarily by a $19.2 million decline in accretion income on purchased credit impaired loans. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of pool closings for purchased credit impaired loans that are accounted for in pools and the timing of customer payments. Our yield on purchased credit impaired loans was 27.75% for the six months ended June 30, 2015, compared to 36.18% for the six months ended June 30, 2014, a decrease of 843 basis points. The significant decline in our yield on purchased credit impaired loans for the six months ended June 30, 2015, is due to gains on loan pool closings in relation to average purchased credit impaired loans. Gains from loan pool closings declined $13.9 million to $2.7 million for the six months ended June 30, 2015 compared to the same period in 2014. Our yield on loans, excluding purchased credit impaired loans, was 4.81% for the six months ended June 30, 2015, compared to 5.33% for the same period in 2014, a decrease of 52 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 1.82% and 1.93% for the six months ended June 30, 2015 and 2014, respectively. The decrease of 11 basis points was primarily driven by our deployment of excess cash on the balance sheet into shorter term securities. The investment in shorter term, lower yielding securities increased our overall earnings on liquid assets while at the same time decreased the overall yield on the investment portfolio.

The average rate on interest-bearing liabilities was .39% for the six months ended June 30, 2015, a decrease of 7 basis points from the six months ended June 30, 2014. The average rate paid on interest-bearing deposits was .38% and .43% for the six months ended June 30, 2015 and 2014, respectively. The decrease of 5 basis points was primarily the result of time deposits acquired from First Bank because the interest expense on these deposits incorporated the benefit of the fair value adjustment. Our cost of funds was 29 basis points for the six months ended June 30, 2015, a decrease of 7 basis points from the same period in 2014.

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

	For the Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$191,653	$138.29%		$490,009	$320.26%
Investment securities (1)	821,998	3,899	1.90%	481,240	2,213	1.84%
Loans, excluding purchased credit impaired loans (2)(3)	1,920,219	23,174	4.84%	1,192,494	15,416	5.19%
Purchased credit impaired loans	179,579	8,365	18.68%	236,178	17,087	29.02%
Total earning assets	3,113,449	35,576	4.58%	2,399,921	35,036	5.86%
Total nonearning assets	202,975			191,104
Total assets	$3,316,424			$2,591,025
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$522,147	$184.14%		$376,143	$117.12%
Savings & money market deposits	1,035,706	1,195.46%		892,168	1,005.45%
Time deposits less than $250,000	309,076	246.32%		252,459	357.57%
Time deposits $250,000 or greater	58,024	82.57%		21,489	43.80%
Brokered and wholesale time deposits	82,840	200.97%		100,395	237.95%
Notes Payable	2,767	59	8.55%	3,365	87	10.37%
Securities sold under agreements to repurchase	8,900	6.27%		—	—	—%
Total interest-bearing liabilities	2,019,460	1,972.39%		1,646,019	1,846.45%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	739,025			465,941
Other liabilities	32,680			34,890
Shareholders’ equity	525,259			444,175
Total liabilities and shareholders’ equity	$3,316,424			$2,591,025
Net interest income		$33,604			$33,190
Net interest spread			4.19%			5.41%
Net interest margin			4.33%			5.55%
Cost of funds			.29%			.35%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $5,000 and $11,000 for the three months ended June 30, 2015 and 2014, respectively.
(2)   Includes average nonaccrual loans of $4.9 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $104,000 and $66,000 for the three months ended June 30, 2015 and 2014, respectively.

	For the Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$254,992	$351.28%		$504,107	$665.27%
Investment securities (1)	812,552	7,315	1.82%	456,108	4,372	1.93%
Loans, excluding purchased credit impaired loans (2)(3)	1,870,950	44,672	4.81%	1,163,629	30,729	5.33%
Purchased credit impaired loans	177,552	24,434	27.75%	243,164	43,623	36.18%
Total earning assets	3,116,046	76,772	4.97%	2,367,008	79,389	6.76%
Total nonearning assets	214,810			218,510
Total assets	$3,330,856			$2,585,518
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$514,692	$355.14%		$367,116	$223.12%
Savings & money market deposits	1,053,523	2,379.46%		893,573	1,973.45%
Time deposits less than $100,000	318,169	485.31%		257,162	731.57%
Time deposits $100,000 or greater	57,501	159.56%		23,462	96.83%
Brokered and wholesale time deposits	93,095	441.96%		103,458	482.94%
Notes Payable	2,769	111	8.08%	4,283	235	11.06%
Securities sold under agreements to repurchase	16,891	21.25%		361	—	—%
Total interest-bearing liabilities	2,056,640	3,951.39%		1,649,415	3,740.46%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	706,321			453,974
Other liabilities	42,631			40,489
Shareholders’ equity	525,264			441,640
Total liabilities and shareholders’ equity	$3,330,856			$2,585,518
Net interest income		$72,821			$75,649
Net interest spread			4.58%			6.30%
Net interest margin			4.71%			6.44%
Cost of funds			.29%			.36%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $32,000 and $22,000 for the six months ended June 30, 2015 and 2014, respectively.
(2)   Includes average nonaccrual loans of $5.0 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $202,000 and $131,000 for the six months ended June 30, 2015 and 2014, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2015 vs. 2014			June 30, 2015 vs. 2014
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$17,672	$(9,914)	$7,758	$25,808	$(11,865)	$13,943
Loan accretion	(3,166)	(5,556)	(8,722)	(10,534)	(8,655)	(19,189)
Investment securities	1,570	116	1,686	4,230	(1,287)	2,943
Interest-bearing deposits in other financial institutions	(270)	88	(182)	(358)	44	(314)
Total interest income	15,806	(15,266)	540	19,146	(21,763)	(2,617)

Interest expense:
Deposits	1,233	(1,085)	148	1,414	(1,100)	314
Notes payable	(14)	(14)	(28)	(74)	(50)	(124)
Securities sold under repurchase agreements	3	3	6	10	11	21
Total interest expense	1,222	(1,096)	126	1,350	(1,139)	211
Net interest income	$14,584	$(14,170)	$414	$17,796	$(20,624)	$(2,828)

(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses (ALLL) at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan and lease losses considers ongoing evaluations of the credit quality and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. Please see the allowance for loan and lease losses (ALLL) discussion under “Balance Sheet Review" for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

We recorded a provision for loan and lease losses related to organic loans of $222,000 and $1.0 million for the three months ended June 30, 2015 and 2014, respectively. We recorded a provision for loan and lease losses related to organic loans of $1.3 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

We did not record an ALLL at acquisition for our purchased loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. ALLL activity on purchased non-credit impaired loans included consumer and residential real estate charge-offs and corresponding provision for loan and lease losses of $22,000 and $24,000 for the three and six months ended June 30, 2015, respectively, resulting in no allowance for PNCI loans at June 30, 2015. Our PNCI portfolio was established during the fourth quarter of 2014; therefore, no provision for loan and leases losses was recorded for the three or six months ended June 30, 2014.

For purchased credit impaired loans, we re-estimate expected cash flows on a quarterly basis. We record a provision for loan and lease losses during the period for any decline in expected cash flows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the loan once any previously recorded impairment is recaptured. Prior to early termination of loss share agreements with the FDIC, the amount of provision attributable to formerly covered assets was recorded through the FDIC receivable for loss share agreements. Without loss share, the impact of any provision relating to formerly covered assets will not be offset by changes in the FDIC receivable for loss share, which may result in greater volatility. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $204,000 and $299,000 for the three months ended June 30, 2015 and 2014, respectively. We recorded a provision for loan and lease losses related to purchased credit impaired loans of $1.9 million and $291,000 for the six months ended June 30, 2015 and 2014, respectively.

Operating Noninterest Income and Noninterest Income

Operating noninterest income for the three months ended June 30, 2015 totaled $8.8 million, up $7.4 million from the same period in 2014. Operating noninterest income for the six months ended June 30, 2015 totaled $17.6 million, up $28.4 million from the same period in 2014. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Service charges on deposits	$1,501	$1,196	$2,990	$2,354
Mortgage banking income	3,480	163	6,160	322
SBA income	1,380	—	2,503	—
Payroll fee income	956	822	2,114	1,775
ATM income	773	636	1,498	1,226
Bank-owned life insurance income	462	329	917	658
Prepayment fees	404	73	2,386	215
Gain (loss) on sale of investment securities	(59)	12	321	23
Other	431	117	696	(95)
Noninterest income before amortization of FDIC receivable for loss share agreements	9,328	3,348	19,585	6,478
Adjusted amortization of FDIC receivable for loss share agreements (1)	(492)	(1,949)	(1,940)	(17,241)
Total operating noninterest income (1)	8,836	1,399	17,645	(10,763)
Loss share termination expense	(14,548)	—	(14,548)	—
Total noninterest income	$(5,712)	$1,399	$3,097	$(10,763)

(1) Adjusted amortization of FDIC receivable for loss share agreements and operating noninterest income are non-gaap financial measures. Refer to the section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2 - Non-GAAP Performance Measures Reconciliation for further information regarding these measure.

Mortgage banking income increased $3.3 million for the three months ended June 30, 2015 from the same period in 2014. Mortgage banking income increased $5.8 million for the six months ended June 30, 2015 from the same period in 2014. The increase in mortgage banking income for both periods is primarily a result of the acquisition of First Bank and the related increase to our originations and sales of mortgage loans. SBA income was $1.4 million and $2.5 million for the three and six months ended June 30, 2015, respectively. We had no SBA income for the three and six months ended June 30, 2014. The increase is directly related to the acquisition of Bank of Atlanta in the fourth quarter of 2014. Prepayment fees increased $331,000 and $2.2 million for the three and six months ended June 30, 2015, respectively, from the same periods in 2014, respectively. The increase in prepayment fees was a result of increased activity on early payoffs of fixed rate loans in both periods.

Operating noninterest income includes the adjusted amortization of the FDIC receivable for loss share agreements, which represents amortization expense on the FDIC receivable for loss share agreements, net of the $14.5 million one-time charge we incurred as a result of terminating our loss share agreements in the second quarter of 2015. The $1.5 million decrease in the adjusted amortization of the FDIC receivable for the loss share agreements for the three months ended June 30, 2015, from the same period in 2014, was primarily a result of ceasing to amortize the FDIC receivable at the time we terminated loss share coverage with the FDIC. The $15.3 million decrease in the adjusted amortization of the FDIC receivable for loss share agreements for the six month period ended June 30, 2015, compared to the same period in 2014 was primarily due to the expiration of our commercial loss share agreements for our largest failed bank transactions in the second half of 2014, as the amortization period was the lesser of the life of the loan or the loss share agreement.

Operating Noninterest Expense and Noninterest Expense

Operating noninterest expense for the for three months ended June 30, 2015 totaled $30.0 million, up $8.3 million from the same period in 2014, of which $5.7 million was due to the acquisition of First Bank. Operating noninterest expense for the six months ended June 30, 2015 totaled $59.6 million, up $15.0 million from the same period in 2014, of which $11.2 million was due to the acquisition of First Bank.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Salaries and employee benefits	$20,063	$14,558	$39,280	$29,429
Occupancy and equipment	3,219	2,314	6,324	4,843
Data processing	2,435	1,714	4,715	3,386
Legal and professional fees	1,284	731	2,768	1,745
Marketing	599	548	1,035	880
Federal deposit insurance premiums and other regulatory fees	455	337	961	671
Loan collection and OREO costs	(114)	(32)	291	592
Amortization of intangibles	442	161	859	323
Other	1,664	1,463	3,406	2,802
Total operating noninterest expense (1)	30,047	21,794	59,639	44,671
Severance costs	443	17	808	223
Merger-related expenses	876	265	1,013	265
Total noninterest expense	$31,366	$22,076	$61,460	$45,159

(1) Operating noninterest expense is a non-gaap financial measure. Refer to the section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" Table 2 - Non-GAAP Performance Measures Reconciliation for further information regarding this measure.

Exclusive of severance costs, salaries and employee benefits increased $5.5 million, or 37.8%, for the three months ended June 30, 2015 from the same period in 2014, of which $4.0 million was related to the acquisition of First Bank. Exclusive of severance costs, salaries and employee benefits increased $9.9 million, or 33.5%, for the six months ended June 30, 2015 from the same period in 2014, of which $7.8 million was related to the acquisition of First Bank. The remaining increases in salaries and employee benefits for the three and six months ended June 30, 2015 and 2014, were mainly due to increases in equity compensation, commissions on mortgage originations and SBA production and activity related to the Bank of Atlanta acquisition.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The operating effective tax rate was 37.5% and 36.5% for the three months ended June 30, 2015 and 2014, respectively. The operating effective tax rate was 37.5% and 35.9% for the six months ended June 30, 2015 and 2014, respectively.

Balance Sheet Review

General

At June 30, 2015, we had total assets of approximately $3.3 billion, consisting principally of $1.5 billion in net organic loans, $340.5 million in net purchased non-credit impaired loans, $167.4 million in net purchased credit impaired loans, $815.3 million in investment securities, $15.1 million in other real estate owned and $201.7 million in cash and cash equivalents. Our liabilities at June 30, 2015 totaled $2.8 billion, consisting principally of $2.7 billion in deposits. At June 30, 2015, our shareholders' equity was $523.0 million.

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

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, U.S. government sponsored nonagency mortgage-backed securities, U.S. government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At June 30, 2015, we had $815.3 million in available-for-sale securities representing approximately 24.7% of total assets, compared to $640.1 million, or 22.2% of total assets, at December 31, 2014. Our increased investment in securities totaling $175.2 million, or 27.4%, compared to December 31, 2014 was due primarily to the investment portfolio acquired through First Bank, which was subsequently sold and replaced with securities similar to the existing State Bank portfolio. Management also continued to invest excess cash to receive a higher return on liquid assets. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile.

        At June 30, 2015, $115.3 million, or 14.1%, of our available-for-sale securities were invested in securities of U.S. Government agencies, compared to $117.3 million, or 18.3%, at December 31, 2014. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At June 30, 2015, $459.8 million, or 56.4%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $352.5 million, or 55.1%, at December 31, 2014. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At June 30, 2015, $132.0 million, or 16.2% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $115.0 million, or 18.0%, at December 31, 2014. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At June 30, 2015, $46.6 million, or 5.7%, of our available-for-sale securities were invested in asset-backed securities, compared to $26.7 million, or 4.2%, at December 31, 2014. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At June 30, 2015, $55.8 million, or 6.8%, of our available-for-sale securities were invested in corporate securities, compared to $22.6 million, or 3.5%, at December 31, 2014. Corporate securities currently consist of short duration debt. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following table is a summary of our available-for-sale investment portfolio at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$115,140	$115,298	$116,830	$117,349
States and political subdivisions	5,813	5,824	5,881	5,897
Residential mortgage-backed securities — nonagency	127,278	132,044	109,344	115,031
Residential mortgage-backed securities — agency	461,011	459,762	351,769	352,528
Asset-backed securities	46,570	46,571	26,820	26,700
Corporate securities	55,977	55,778	22,577	22,581
Total investment securities available-for-sale	$811,789	$815,277	$633,221	$640,086

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

	Distribution of Maturities (1)
June 30, 2015	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$3,010	$112,130	$—	$—	$115,140
States and political subdivisions	3,980	1,833	—	—	5,813
Residential mortgage-backed securities — nonagency	—	—	—	127,278	127,278
Residential mortgage-backed securities — agency	—	—	402,840	58,171	461,011
Asset-backed securities	—	—	12,846	33,724	46,570
Corporate securities	—	55,977	—	—	55,977
Total debt securities	$6,990	$169,940	$415,686	$219,173	$811,789

Fair Value (1):
U.S. Government securities	$3,061	$112,237	$—	$—	$115,298
States and political subdivisions	3,982	1,842	—	—	5,824
Residential mortgage-backed securities — nonagency	—	—	—	132,044	132,044
Residential mortgage-backed securities — agency	—	—	402,097	57,665	459,762
Asset-backed securities	—	—	12,842	33,729	46,571
Corporate securities	—	55,778	—	—	55,778
Total debt securities	$7,043	$169,857	$414,939	$223,438	$815,277

Weighted average yield (2):
Total debt securities	1.90%	1.58%	1.39%	2.59%	1.76%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $2.0 billion at June 30, 2015 and $1.6 billion at December 31, 2014. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic loans increased $203.9 million, or 15.4%, to $1.5 billion at June 30, 2015 from December 31, 2014. The increase was primarily a result of $640.6 million in new loan fundings and offset by approximately $437.9 million in paydowns. Economic conditions within our markets continue to improve, leading to increased loan demand.

Purchased Loans

Purchased non-credit impaired loans were $340.5 million at June 30, 2015, up $232.7 million, or 215.9%, from December 31, 2014, primarily as a result of loans we acquired in our acquisition of First Bank. Net of the $2.0 million increase related to the First Bank acquisition, our purchased credit impaired loans decreased $30.9 million, or 15.0%, to $177.4 million at June 30, 2015 from December 31, 2014. Our purchased credit impaired loans declined as these loans were paid down or charged-off.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2015					December 31, 2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$399,982	$61,089	$20,002	$481,073	23.6%	$310,987	$2,166	$24,544	$337,697	20.7%
Other commercial real estate	634,943	91,212	48,187	774,342	37.9%	609,478	26,793	58,680	694,951	42.5%
Total commercial real estate	1,034,925	152,301	68,189	1,255,415	61.5%	920,465	28,959	83,224	1,032,648	63.2%
Residential real estate	118,612	82,668	70,537	271,817	13.3%	91,448	43,669	78,793	213,910	13.1%
Owner-occupied real estate	205,805	73,409	35,036	314,250	15.4%	188,933	22,743	42,168	253,844	15.5%
Commercial, financial & agricultural	126,157	28,656	3,234	158,047	7.7%	90,930	11,635	1,953	104,518	6.4%
Leases	26,709	—	—	26,709	1.3%	19,959	—	—	19,959	1.2%
Consumer	12,078	3,505	365	15,948.8%		8,658	791	201	9,650.6%
Total gross loans receivable, net of deferred fees	1,524,286	340,539	177,361	2,042,186	100.0%	1,320,393	107,797	206,339	1,634,529	100.0%
Allowance for loan and lease losses	(19,594)	—	(9,975)	(29,569)		(18,392)	—	(10,246)	(28,638)
Total loans, net	$1,504,692	$340,539	$167,386	$2,012,617		$1,302,001	$107,797	$196,093	$1,605,891

FDIC Receivable for Loss Share Agreements and Clawback Liability

During the second quarter of 2015, we entered into an agreement with the FDIC to terminate the loss share agreements for all 12 of our FDIC-assisted acquisitions, resulting in a one-time after-tax charge of $8.9 million, or $14.5 million pre-tax. Approximately $9.3 million of the one-time charge was related to amortization on the FDIC receivable scheduled to be recognized during future quarters with the remainder of the one-time charge primarily consisting of our payment to the FDIC to eliminate all rights and obligations between State Bank and the FDIC under the loss share agreements and settle outstanding claims for reimbursement between the parties. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions and the settlement of historic loss share expense reimbursement claims, have been eliminated under the early termination agreement. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses. Termination of the loss share agreements should have no impact on the yields for previously covered loans unless we receive recoveries on those loans, which we will no longer have to share with the FDIC.

The following table presents a summary of the calculation of the loss recognized as a result of the termination of the FDIC loss share agreements, including the clawback provisions and settlement of historic loss share and expense reimbursement claims (dollars in thousands):

Three Months Ended
June 30, 2015
Cash paid to the FDIC to settle loss share agreements	$(3,100)
FDIC loss share receivable	(16,959)
FDIC clawback payable	5,511
Loss on termination of FDIC loss share	(14,548)
Net amortization of FDIC receivable for loss share agreements during the period	(492)
Amortization of FDIC receivable for loss share agreements	$(15,040)

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

At June 30, 2015, our total ALLL for the loan portfolio was $29.6 million, an increase of $931,000 compared to December 31, 2014. The ALLL reflected $3.4 million of net charge-offs and a $4.3 million provision for loan and lease losses for the six months ended June 30, 2015.

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

At June 30, 2015, our organic ALLL increased $1.2 million to $19.6 million, compared to $18.4 million at December 31, 2014. The increase in our organic ALLL at June 30, 2015 is primarily from $1.3 million of provision for loan and lease losses charged to expense for the six months ended June 30, 2015 as a result of organic loan growth during the period.

Purchased loans

We maintain an allowance for loan and lease losses on purchased loans based on credit deterioration after the acquisition date. In accordance with the accounting guidance for business combinations, we recorded no allowance for loan and lease losses on any of our purchased loans at the acquisition date because any credit deterioration evident in the loans was included in the determination of the fair value of the loans.

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At June 30, 2015, we held no ALLL for purchased non-credit impaired loans because the credit discounts recorded at acquisition exceeded any ALLL calculated.

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

The ALLL analysis on purchased credit impaired loans represents management's estimate of the potential impairment of the acquired loans, or pools of acquired loans, after the original acquisition date. We established the purchased credit impaired ALLL due to additional credit deterioration in our purchased credit impaired loan portfolio after initial fair value estimates. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. The potentially higher yield is recorded as accretion income on purchased credit impaired loans on our consolidated statements of operation. If actual losses exceed the estimated losses, we record a provision for loan and lease losses on purchased credit impaired loans as an expense on our consolidated statements of operation. If actual losses are less than our previously estimated losses, we reduce the purchased credit impaired ALLL by recording a negative provision for loan and lease losses on purchased credit impaired loans up to the amount of the ALLL previously recorded. Prior to the early termination of FDIC loss share coverage in the second quarter of 2015, we recorded the provision for loan and lease losses on purchased credit impaired loans covered by loss share agreements with the FDIC net of the amount that we expected to recover under the related FDIC loss share agreements.

At June 30, 2015, our purchased credit impaired ALLL was $10.0 million, compared to $10.2 million at December 31, 2014. The provision for loan and lease losses charged to expense for the six months ended June 30, 2015 was $1.9 million, net of the amount recorded through the FDIC receivable, compared to $291,000 for the same period in 2014. The increase was primarily attributed to the decrease in expected cash flows on one loan. At June 30, 2015, our overall outstanding purchased credit impaired loan portfolio balance continued to decline with an ending balance of $177.4 million compared to $206.3 million at December 31, 2014. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

For organic loans and purchased non-credit impaired loans, the provision for loan and lease losses will be affected by the loss potential of distressed loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be higher than our historical experience. For purchased credit impaired loans, the provision for loan and lease losses will be most significantly influenced by differences in actual credit losses resulting from the resolution of purchased credit impaired loans from the estimated credit losses used in determining the estimated fair values of such purchased credit impaired loans as of their acquisition or re-estimation dates.

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Six Months Ended June 30
	2015				2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$18,392	$—	$10,246	$28,638	$16,656	$17,409	$34,065
Charge-offs:
Construction, land & land development	—	—	(501)	(501)	(65)	(3,763)	(3,828)
Other commercial real estate	—	—	(2,013)	(2,013)	—	(4,421)	(4,421)
Total commercial real estate	—	—	(2,514)	(2,514)	(65)	(8,184)	(8,249)
Residential real estate	—	(24)	(726)	(750)	(1)	(656)	(657)
Owner-occupied real estate	—	—	(1,052)	(1,052)	—	(1,769)	(1,769)
Commercial, financial & agricultural	(127)	—	(976)	(1,103)	(137)	(932)	(1,069)
Leases	—	—	—	—	—	—	—
Consumer	(13)	(24)	(116)	(153)	(12)	(10)	(22)
Total charge-offs	$(140)	$(48)	$(5,384)	$(5,572)	$(215)	$(11,551)	$(11,766)
Recoveries on loans previously charged-off:
Construction, land & land development	1	—	121	122	289	3,797	4,086
Other commercial real estate	—	—	531	531	1	2,037	2,038
Total commercial real estate	1	—	652	653	290	5,834	6,124
Residential real estate	1	—	236	237	24	1,016	1,040
Owner-occupied real estate	—	—	523	523	—	999	999
Commercial, financial & agricultural	41	—	559	600	130	652	782
Leases	—	—	—	—	—	—	—
Consumer	7	—	181	188	—	56	56
Total recoveries	$50	$—	$2,151	$2,201	$444	$8,557	$9,001
Net (charge-offs) recoveries	(90)	(48)	(3,233)	(3,371)	229	(2,994)	(2,765)
Provision for loan and lease losses	1,292	48	2,962	4,302	1,000	3,307	4,307
Amount attributable to FDIC loss share agreements	—	—	(1,045)	(1,045)	—	(3,016)	(3,016)
Total provision for loan and lease losses charged to operations	1,292	48	1,917	3,257	1,000	291	1,291
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	1,045	1,045	—	3,016	3,016
Balance, at end of period	$19,594	—	$9,975	$29,569	$17,885	$17,722	$35,607
Allowance for loan and lease losses to loans	1.29%	—%	5.62%	1.45%	1.45%	8.39%	2.47%
Ratio of net (charge-offs) recoveries to average loans outstanding	(.01)%	(.02)%	(3.67)%	(.42)%	.04%	(2.48)%	(.40)%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$6,894	19.6%	$6,199	19.0%
Other commercial real estate	6,324	31.1%	6,935	37.3%
Total commercial real estate	13,218	50.7%	13,134	56.3%
Residential real estate	1,575	5.8%	1,190	5.6%
Owner-occupied real estate	2,216	10.1%	1,928	11.5%
Commercial, financial & agricultural	1,966	6.2%	1,770	5.6%
Leases	433	1.3%	262	1.2%
Consumer	186.6%		108.5%
Total allowance for organic loans	$19,594	74.7%	$18,392	80.7%

Purchased loans
Construction, land & land development	$1,779	4.0%	$1,987	1.7%
Other commercial real estate	2,485	6.8%	3,474	5.2%
Total commercial real estate	4,264	10.8%	5,461	6.9%
Residential real estate	2,355	7.5%	2,298	7.5%
Owner-occupied real estate	2,713	5.3%	1,916	4.0%
Commercial, financial & agricultural	625	1.5%	567.8%
Consumer	18.2%		4.1%
Total allowance for purchased loans	$9,975	25.3%	$10,246	19.3%

Total allowance for loan and lease losses	$29,569	100.0%	$28,638	100.0%
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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At June 30, 2015, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO), consisting of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure. Management considers a number of factors in estimating fair value including appraised value, estimated selling prices and current market conditions. Any excess of the loan balance over the fair value less estimated costs to sell is treated as a charge against the allowance for loan and lease losses at the time of foreclosure. For acquired OREO (other real estate acquired in our failed bank transactions or as a result of purchased credit impaired loans being foreclosed on after acquisition), the loan is transferred into OREO at its fair value not to exceed the carrying value of the loan at foreclosure. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. For banking premises no longer used for a specific business purpose, the property is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell, with any excess of the carrying value over the fair value less estimated costs to sell recorded to gain or loss. At June 30, 2015, our acquired OREO totaled $14.9 million, an increase of $6.4 million from December 31, 2014. The increase is largely attributed to $6.5 million of OREO acquired in our acquisition of First Bank.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2015			December 31, 2014
Nonperforming Assets	Organic Assets	Purchased Assets	Total	Organic Assets	Purchased Assets	Total
Nonaccrual loans	$1,649	$232	$1,881	$1,245	$107	$1,352
Troubled debt restructurings	3,322	—	3,322	4,301	—	4,301
Total nonperforming loans	4,971	232	5,203	5,546	107	5,653
Other real estate owned	160	14,895	15,055	74	8,494	8,568
Total nonperforming assets	$5,131	$15,127	$20,258	$5,620	$8,601	$14,221
Accruing loans 90 days or more past due	—	—	—	—	—	—
Nonperforming loans to total loans	.33%	.04%	.25%	.42%	.03%	.35%
Nonperforming assets to total loans and other real estate owned	.34%	2.84%	.98%	.43%	2.67%	.87%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $20.3 million, or 1.0% of total loans and other real estate owned at June 30, 2015, compared to $14.2 million, or .9% at December 31, 2014. The $6.0 million increase in nonperforming assets is related to First Bank loans and other real estate owned, which had $6.9 million in nonperforming loans and other real estate owned at June 30, 2015.

At June 30, 2015 and December 31, 2014, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing. At June 30, 2015 and December 31, 2014, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due. However, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $16,000 and $41,000 for the three and six months ended June 30, 2015, respectively. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans was approximately $19,000 and $73,000 for the three and six months ended June 30, 2015, respectively.

Potential problem loans, excluding purchased credit impaired loans, amounted to $6.2 million, or .3%, of total organic and purchased non-credit impaired loans outstanding at June 30, 2015, compared to $3.4 million, or .2%, of total organic and purchased non-credit impaired loans outstanding at December 31, 2014. Potential problem loans are pass credits that have not met performance expectations or that have higher inherent risk characteristics warranting continued supervision and attention.

Deferred Tax Asset

At June 30, 2015, we had $4.4 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $150.0 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at June 30, 2015 were $2.7 billion, an increase of $344.6 million from December 31, 2014. The increase was largely due to the acquisition of First Bank on January 1, 2015, which had $427.4 million of deposits at June 30, 2015, partially offset by a $82.8 million decline in State Bank deposits. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through June 30, 2015, as we reduced our reliance on time deposits and grew our noninterest-bearing deposits by $184.8 million from December 31, 2014. Of the increase in noninterest-bearing deposits, $96.7 million was related to First Bank and $88.1 million was attributed to State Bank growth. At June 30, 2015, our noninterest-bearing deposits were $762.1 million and represented 27.9% of total deposits. Average noninterest-bearing deposits increased $252.3 million, or 55.6%, for the six months ended June 30, 2015 compared to the same period in 2014.

At June 30, 2015, interest-bearing transaction accounts increased $1.7 million from December 31, 2014. Interest-bearing deposits in savings and money market accounts increased $83.7 million from December 31, 2014, primarily resulting from our acquisition of First Bank which had $134.4 million in these accounts at June 30, 2015, offset by a decrease in State Bank savings and money market accounts of $50.7 million. Time deposits, excluding brokered and wholesale, increased $93.8 million during the six months ended June 30, 2015. The increase of $93.8 million was primarily from our acquisition of First Bank which had $121.3 million in these accounts at June 30, 2015, offset by a decrease in State Bank time deposits of $27.4 million. Our strategy of reducing our reliance on higher cost funding continued in the second quarter of 2015. We were not able to renew all maturing deposits as customers with CDs maturing in 2015 were offered lower rates at renewal, which resulted in some customers choosing not to renew or opting to invest in other products.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 29 basis points for the six months ended June 30, 2015, compared to 36 points for the six months ended June 30, 2014.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$762,100	27.9%	$577,295	24.1%
Interest-bearing transaction accounts	497,715	18.2%	495,966	20.7%
Savings and money market deposits	1,038,292	37.9%	954,626	39.9%
Time deposits less than $250,000	301,375	11.0%	247,757	10.4%
Time deposits $250,000 or greater	59,161	2.2%	18,946.8%
Brokered and wholesale time deposits	77,642	2.8%	97,092	4.1%
Total deposits	$2,736,285	100.0%	$2,391,682	100.0%

The maturity distribution of our time deposits of $250,000 or greater was as follows (dollars in thousands):

June 30, 2015
Three months or less	$12,408
Over three through six months	21,991
Over six though twelve months	10,369
Over twelve months	14,393
Total time deposits of $250,000 or greater	$59,161

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Six Months Ended June 30
	2015		2014
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$706,321	—%	$453,974	—%
Interest-bearing transaction accounts	514,692.14%		367,116.12%
Savings and money market deposits	1,053,523.46%		893,573.45%
Time deposits less than $250,000	318,169.31%		257,162.57%
Time deposits $250,000 or greater	57,501.56%		23,462.83%
Brokered and wholesale time deposits	93,095.96%		103,458.94%
Total deposits	$2,743,301		$2,098,745

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At June 30, 2015, shareholders' equity was $523.0 million, or 15.8% of total assets, compared to $464.1 million, or 16.1% of total assets, at December 31, 2014. The primary factors affecting changes in shareholders' equity were the issuance of $57.0 million in common stock for the acquisition of Georgia-Carolina Bancshares, Inc. and our net income, offset by dividends declared during the six months ended June 30, 2015.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	June 30, 2015		December 31, 2014
Capital Ratio Requirements (1)	Minimum Requirement	Well-capitalized (2)	Minimum Requirement	Well-capitalized (2)
CET1 Capital	4.50%	6.50%	N/A	N/A
Tier 1 Capital	6.00%	8.00%	4.00%	6.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) June 30, 2015 capital requirements are under Basel III framework. December 31, 2014 capital requirements are under Basel I framework.
(2) The prompt corrective action provisions are only applicable at the bank level.

The Company and State Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at June 30, 2015.

At June 30, 2015 and December 31, 2014, the Company, State Bank, and First Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and subsidiary banks' regulatory capital ratios at the dates indicated:

	Company	State Bank	First Bank (1)
June 30, 2015
Tier 1 leverage ratio	14.92%	13.34%	11.97%
CET1 capital ratio	19.12	17.17	15.35
Tier 1 risk-based capital ratio	19.12	17.17	15.35
Total risk-based capital ratio	20.28	18.42	15.47

December 31, 2014
Tier 1 leverage ratio	15.90%	12.84%	N/A
Tier 1 risk-based capital ratio	23.12	18.63	N/A
Total risk-based capital ratio	24.37	19.88	N/A

(1) First Bank was acquired by the Company on January 1, 2015.

At June 30, 2015, the Company's leverage ratio decreased compared to December 31, 2014, primarily due to the increase in total average assets which was slightly offset by the increase in Tier 1 capital. At June 30, 2015, Tier 1 and Total Risk-Based Capital ratios declined for both the Company and State Bank compared to December 31, 2014 as a result of the one-time charge recognized for the termination of FDIC loss share agreements and the increase in risk-weighted assets during the six months ended June 30, 2015. The increase in risk-weighted assets was attributed to termination of loss share coverage on previously covered assets and the related elimination of the FDIC receivable for loss share agreements as noncovered assets are risk-weighted higher than covered assets. The increase was also attributed to Basel III changes, the growth in our organic loan portfolio, and the addition of purchased non-credit impaired loans with the First Bank acquisition on January 1, 2015. The Basel III rules changed the risk-weights of certain assets including high volatility commercial real estate loans and associated commitments at 150% risk-weight (up from 100%) and the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable with a credit conversion of 20% (up from 0%).

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. At June 30, 2015, State Bank and First Bank had $16.3 million and $1.7 million capacity, respectively, to pay dividends to the Company without prior regulatory approval.

At June 30, 2015, the Company had $54.0 million in cash and due from bank accounts, which could be used for additional capital as needed by the subsidiary banks, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. On May 27, 2015 we declared a quarterly dividend of $.06 per common share and paid the dividend on June 16, 2015 to shareholders of record of our common stock as of June 8, 2015. The dividend represents an increase of $.01 per common share, or 20%, over the dividend paid in the first quarter of 2015.

We currently have a level of capitalization that will support significant growth, and the long-term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we closed on mergers with Atlanta Bancorporation, Inc. and Georgia-Carolina Bancshares, Inc and also purchased Boyett Agency, LLC, an independent insurance agency. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares (including purchases under the Rule 10b5-1 plan we announced on March 17, 2015).

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At June 30, 2015, unfunded commitments to extend credit were $551.3 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At June 30, 2015, there were commitments totaling approximately $9.1 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
June 30, 2015	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$439,027	$310,834	$110,196	$17,869	$128
Operating lease obligations	26,191	3,470	6,265	5,719	10,737
Total contractual obligations	$465,218	$314,304	$116,461	$23,588	$10,865

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

At June 30, 2015, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $201.7 million, or 6.1% of total assets. Our available-for-sale securities at June 30, 2015 amounted to $815.3 million, or 24.7% of total assets compared to $640.1 million or 22.2% at December 31, 2014. Investment securities with an aggregate fair value of $345.0 million and $283.4 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements. The decline in our liquid assets and unpledged securities was primarily due to funding organic loan growth and the increase in our loans held for sale.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2015, core deposits were 130.3% of net loans, compared with 144.6% at December 31, 2014. We maintain nine federal funds lines of credit with correspondent banks totaling $160.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2015, we had no advances from the FHLB and a remaining credit availability of $228.1 million. In addition, we maintain a $265.5 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At June 30, 2015, we had interest rate swaps and caps with aggregate notional amounts of $160.0 million and $200.0 million, respectively. The fair value of the derivative financial assets was $2.3 million at June 30, 2015, compared to $3.9 million at December 31, 2014. The fair value of the derivative financial liabilities was $1.0 million at June 30, 2015, compared to $1.7 million at December 31, 2014. NOTE 10 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2015. Based on the simulation run at June 30, 2015, annual net interest income would be expected to increase approximately 1.96%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 4.80%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately .44%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The decrease in asset sensitivity at June 30, 2015 was primarily due to highly sensitive cash at the Federal Reserve being redeployed into loans and investment securities.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	June 30, 2015	December 31, 2014
+200	4.80%	6.25%
+100	1.96	2.50
-100	(.44)	(1.26)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of June 30, 2015, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 4, 2015, we issued 16,000 shares of our common stock pursuant to the exercise by the holder of a warrant to purchase 16,000 shares of our common stock at $5.00 per share, resulting in cash consideration to us of $80,000. The shares issued were exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, and, in particular, the safe harbor provisions afforded by Rule 506 of Regulation D, as promulgated thereunder.

On June 22, 2015, we issued 941 shares of our common stock in a cashless exchange for a warrant to purchase 1,800 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 859 shares were deemed to be “in the money” as consideration for the $10.00 per share exercise price for the 941 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

August 7, 2015	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

August 7, 2015	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.