Form 10-Q
period 2015-09-30
STATE BANK FINANCIAL CORP
filed 2015-11-06
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock, as of November 5, 2015 was 35,812,462

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

PART I

Item 1. Financial Statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$15,734	$10,550
Interest-bearing deposits in other financial institutions	153,937	470,608
Cash and cash equivalents	169,671	481,158
Investment securities available-for-sale	831,548	640,086
Loans	2,139,691	1,634,529
Allowance for loan and lease losses	(28,930)	(28,638)
Loans, net	2,110,761	1,605,891
Loans held-for-sale (includes loans at fair value of $57,260 and $0, respectively)	59,563	3,174
Other real estate owned	11,363	8,568
Premises and equipment, net	43,982	35,286
Goodwill	31,049	10,606
Other intangibles, net	8,486	2,752
SBA servicing rights	2,463	1,516
FDIC receivable for loss share agreements	—	22,320
Bank-owned life insurance	58,347	41,479
Other assets	61,440	29,374
Total assets	$3,388,673	$2,882,210
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$823,146	$577,295
Interest-bearing deposits	1,972,042	1,814,387
Total deposits	2,795,188	2,391,682
Securities sold under repurchase agreements	4,872	—
Notes payable	2,761	2,771
Other liabilities	53,691	23,662
Total liabilities	2,856,512	2,418,115
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 35,753,855 and 32,269,604 shares issued and outstanding, respectively	357	323
Additional paid-in capital	357,461	297,479
Retained earnings	172,201	162,373
Accumulated other comprehensive income, net of tax	2,142	3,920
Total shareholders' equity	532,161	464,095
Total liabilities and shareholders' equity	$3,388,673	$2,882,210

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Interest income:
Loans	$24,218	$16,162	$68,688	$46,760
Loan accretion	11,156	21,110	35,590	64,733
Investment securities	3,926	2,232	11,209	6,582
Deposits with other financial institutions	124	313	475	978
Total interest income	39,424	39,817	115,962	119,053
Interest expense:
Deposits	1,911	1,794	5,730	5,299
Notes payable	58	63	169	298
Federal funds purchased and repurchase agreements	8	—	29	—
Total interest expense	1,977	1,857	5,928	5,597
Net interest income	37,447	37,960	110,034	113,456
Provision for loan and lease losses	(265)	416	2,992	1,707
Net interest income after provision for loan and lease losses	37,712	37,544	107,042	111,749
Noninterest income:
Amortization of FDIC receivable for loss share agreements	—	(196)	(16,488)	(17,437)
Service charges on deposits	1,491	1,206	4,481	3,560
Mortgage banking income	3,079	191	9,239	513
SBA income	1,720	—	4,223	—
Payroll fee income	1,004	875	3,118	2,650
ATM income	742	621	2,240	1,847
Bank-owned life insurance income	537	333	1,454	991
Prepayment fees	551	135	2,937	350
Gain on sale of investment securities	17	—	338	23
Other	(247)	263	433	168
Total noninterest income	8,894	3,428	11,975	(7,335)
Noninterest expense:
Salaries and employee benefits	23,293	14,644	63,381	44,296
Occupancy and equipment	3,113	2,440	9,437	7,283
Data processing	2,097	1,758	6,812	5,144
Legal and professional fees	1,144	851	3,912	2,596
Merger-related expenses	717	223	1,730	488
Marketing	491	453	1,526	1,333
Federal deposit insurance premiums and other regulatory fees	621	356	1,582	1,027
Loan collection and OREO costs	(1,198)	—	(907)	592
Amortization of intangibles	436	152	1,295	475
Other	1,702	1,633	5,092	4,435
Total noninterest expense	32,416	22,510	93,860	67,669
Income before income taxes	14,190	18,462	25,157	36,745
Income tax expense	5,071	6,958	8,855	13,412
Net income	$9,119	$11,504	$16,302	$23,333
Basic net income per share	$.26	$.36	$.46	$.73
Diluted net income per share	$.25	$.35	$.45	$.70
Cash dividends declared per common share	$.07	$.04	$.18	$.11
Weighted Average Shares Outstanding:
Basic	34,687,354	31,723,875	34,315,916	31,700,092
Diluted	36,003,068	32,770,893	35,615,974	32,772,093
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net income	$9,119	$11,504	$16,302	$23,333
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses)	1,624	(1,023)	(2,928)	273
Amounts reclassified for losses realized and included in earnings	129	73	28	147
Other comprehensive income (loss), before income taxes	1,753	(950)	(2,900)	420
Income tax expense (benefit)	633	(367)	(1,122)	455
Other comprehensive income (loss), net of income taxes	1,120	(583)	(1,778)	(35)
Comprehensive income	$10,239	$10,921	$14,524	$23,298

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Stock
Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183
Exercise of stock warrants	(39,333)	37,339	—	195	—	—	195
Share-based compensation	—	—	—	1,297	—	—	1,297
Restricted stock activity	—	139,982	2	(130)	(29)	—	(157)
Change in accumulated other comprehensive income	—	—	—	—	—	(35)	(35)
Common stock dividends, $.11 per share	—	—	—	—	(3,539)	—	(3,539)
Net income	—	—	—	—	23,333	—	23,333
Balance, September 30, 2014	2,584,491	32,271,466	$323	$296,741	$156,078	$5,135	$458,277

Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095
Exercise of stock warrants	(61,933)	60,767	—	347	—	—	347
Share-based compensation	—	—	—	2,812	—	—	2,812
Restricted stock activity	—	568,514	6	(191)	(43)	—	(228)
Issuance of common stock	—	2,854,970	28	57,014	—	—	57,042
Change in accumulated other comprehensive income (loss)	—	—	—	—	—	(1,778)	(1,778)
Common stock dividends, $.18 per share	—	—	—	—	(6,431)	—	(6,431)
Net income	—	—	—	—	16,302	—	16,302
Balance, September 30, 2015	2,519,258	35,753,855	$357	$357,461	$172,201	$2,142	$532,161

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30
	2015	2014
Cash Flows from Operating Activities
Net income	$16,302	$23,333
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	8,110	4,753
Provision for loan and lease losses	2,992	1,707
Accretion on acquisitions, net	(33,650)	(47,296)
Gains on sales of other real estate owned	(3,200)	(12,871)
Writedowns of other real estate owned	493	11,600
Net decrease in FDIC receivable for covered losses	6,250	20,510
Funds (paid to) collected from FDIC	(1,784)	42,407
Loss share termination	16,959	—
Deferred income taxes	(26,737)	(4,286)
Income taxes receivable	290	—
Proceeds from sales of mortgage loans held-for-sale	448,378	22,222
Proceeds from sales of SBA loans	33,754	—
Originations of mortgage loans held-for-sale	(449,609)	(22,081)
Originations of SBA loans	(32,739)	—
Mortgage banking activities	(9,239)	(513)
Gains on sales of SBA loans	(3,318)	—
Net gains on sales of available-for-sale securities	(338)	(23)
Share-based compensation expense	2,812	1,297
Changes in fair value of SBA servicing rights	(142)	—
Changes in other assets and other liabilities, net	4,615	(4,535)
Net cash (used in) provided by operating activities	(19,801)	36,224
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(497,138)	(259,332)
Proceeds from sales and calls of investment securities available-for-sale	317,422	44,436
Proceeds from maturities and paydowns of investment securities available-for-sale	114,986	68,771
Loan originations, repayments and resolutions, net	(187,648)	(69,543)
Purchases of loans	—	(23,893)
Net purchases of premises and equipment	(850)	(3,832)
Proceeds from sales of other real estate owned	15,677	61,968
Acquisition of Georgia-Carolina Bancshares	(10,958)	—
Net cash used in investing activities	(248,509)	(181,425)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	164,963	56,496
Net decrease in interest-bearing customer deposits	(179,112)	(28,847)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(22,716)	(1,216)
Exercise of stock warrants	347	195
Restricted stock activity	(228)	(157)
Dividends paid to shareholders	(6,431)	(3,539)
Net cash (used in) provided by financing activities	(43,177)	22,932

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30
	2015	2014
Net decrease in cash and cash equivalents	(311,487)	(122,269)
Cash and cash equivalents, beginning	481,158	598,749
Cash and cash equivalents, ending	$169,671	$476,480

Supplemental Disclosure of Noncash Investing and Financing Activities
Goodwill and fair value acquisition adjustments	$19,904	$—
Unrealized gains (losses) on securities and cash flow hedges, net of tax	(1,778)	(35)
Transfers of loans to other real estate owned	8,735	28,679
Acquisitions:
Assets acquired	$526,687	$—
Liabilities assumed	457,718	—
Net assets	68,969	—

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND RECENTLY ADOPTED ACCOUNTING STANDARDS

Overview

State Bank Financial Corporation (the “Company” or "we") is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, State Bank and Trust Company ("Bank" or "State Bank"). We operate a full service banking business and offer a broad range of commercial and retail banking products to our customers, primarily located in metropolitan Atlanta, middle Georgia and Augusta, Georgia.

On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia. In the merger, First Bank of Georgia, a Georgia state-chartered bank, became a wholly-owned subsidiary bank of the Company. On July 24, 2015, First Bank of Georgia ("First Bank") merged with and into State Bank.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Loans held-for-sale include the majority of originated residential mortgage loans and certain Small Business Administration ("SBA") loans, which the Company has the intent and ability to sell. The Company has elected to account for residential mortgage loans held-for-sale under the fair value option. The fair value of committed residential mortgage loans held-for-sale is determined by outstanding commitments from investors and the fair value of uncommitted loans is based on current delivery prices in the secondary mortgage market. Net origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale.

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

Gains and losses on the sales of both mortgage loans and SBA loans held-for-sale are recognized, based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale, as well as realized gains and losses at the sale of the residential mortgage loans, and SBA loans are classified on the consolidated statements of income as noninterest income from mortgage banking and SBA income.

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

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2014-04 — In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The new ASU clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or when the borrower voluntarily conveys all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this guidance in the first quarter of 2015 did not have a material impact on the Company's results of operations or financial condition, although it did result in additional disclosures. For more information about these disclosures, refer to Note 7, Other Real Estate Owned.

ASU 2014-11 — In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. We adopted the amendments in this ASU effective January 1, 2015. At September 30, 2015, all of our repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on our consolidated financial statements, although it did result in additional disclosures. For more information about these disclosures, refer to Note 11, Balance Sheet Offsetting and Repurchase Agreements.

ASU 2015-14 and ASU 2014-09 — In August 2015, FASB issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The ASU defers the effective date of previous ASU 2014-09 for all entities by one year. The accounting guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and is not expected to have a significant impact on the Company's financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2015-16 — In September 2015, FASB issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, the acquirer is required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill and is also required to revise comparative information for prior periods presented in the financial statements. The amendments in this ASU, require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

NOTE 3: ACQUISITIONS

Acquisition of Patriot Capital Corporation's Equipment Finance Group

On October 22, 2015, State Bank announced the purchase of the equipment financing origination platform of Patriot Capital Corporation. Since the purchase closed after September 30, 2015, the acquisition did not have an impact on the financial statements for the three and nine months ended September 30, 2015.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by Georgia-Carolina Bancshares, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$20,873	$—		$20,873
Investment securities	130,218	999	(a)	131,217
Loans, net	293,814	590	(b)	294,404
Loans held-for-sale	34,956	—		34,956
Other real estate owned	4,428	2,042	(c)	6,470
Core deposit intangible	—	6,710	(d)	6,710
Premises and equipment, net	9,175	2,803	(e)	11,978
Bank-owned life insurance	15,414	—		15,414
Other assets	9,122	(4,457)	(f)	4,665
Total assets acquired	$518,000	$8,687		$526,687
Liabilities
Deposits:
Noninterest-bearing	$80,888	$—		$80,888
Interest-bearing	335,889	878	(g)	336,767
Total deposits	416,777	878		417,655
Securities sold under repurchase agreements	27,588	—		27,588
FHLB advances	—	—		—
Other liabilities	11,823	652	(h)	12,475
Total liabilities assumed	456,188	1,530		457,718
Net identifiable assets acquired over liabilities assumed	$61,812	$7,157		$68,969
Goodwill	$—	$19,904		$19,904
Net assets acquired over liabilities assumed	$61,812	$27,061		$88,873
Consideration:
State Bank Financial Corporation common shares issued	2,855
Purchase price per share of the Company's common stock	$19.98
Company common stock issued	57,042
Cash exchanged for shares	31,831
Fair value of total consideration transferred	$88,873

Explanation of fair value adjustments

(a)	Adjustment reflects the gain on certain securities immediately following close that was deemed to be a more accurate representation of fair value.
(b)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(e)	Adjustment reflects the fair value adjustment based on appraised values.
(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired deposits.
(h)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of other liabilities and to record certain liabilities directly attributable to the acquisition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with Georgia-Carolina Bancshares, Inc. (excluding the impact of merger-related expenses) from the acquisition date of January 1, 2015 through September 30, 2015 (dollars in thousands, except per share amounts). The table also presents certain pro forma information as if Georgia-Carolina Bancshares, Inc. had been acquired on January 1, 2014. These results combine the historical results of Georgia-Carolina Bancshares, Inc. in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014. Merger-related costs of $1.7 million are included in the Company's consolidated statements of income for the nine months ended September 30, 2015 and are not included in the pro forma statements below.

	Nine Months Ended September 30
	2015	2014
	Actual	Pro Forma
Net interest income	$110,034	$128,508
Net income	16,302	27,959
Earnings per share:
Basic		$.80
Diluted		.77

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
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

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by Atlanta Bancorporation, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$4,925	$—		$4,925
Investment securities	45,060	139	(a)	45,199
Loans, net	124,614	(3,436)	(b)	121,178
Other real estate owned	2,960	(1,340)	(c)	1,620
Core deposit intangible	—	1,460	(d)	1,460
SBA servicing rights	1,509	—		1,509
Other assets	7,036	3,046	(e)	10,082
Total assets acquired	$186,104	$(131)		$185,973
Liabilities
Deposits:
Noninterest-bearing	$27,453	$—		$27,453
Interest-bearing	121,035	302	(f)	121,337
Total deposits	148,488	302		148,790
Securities sold under repurchase agreements	6,476	—		6,476
FHLB advances	5,000	—		5,000
Other liabilities	485	293	(g)	778
Total liabilities assumed	160,449	595		161,044
Net assets acquired	$25,655	$(726)		24,929
Cash consideration paid				(25,154)
Goodwill				$225

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
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

(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired deposits.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of other liabilities and to record certain liabilities directly attributable to the acquisition of Bank of Atlanta.

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	September 30, 2015				December 31, 2014
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$109,998	$351	$9	$110,340	$116,830	$615	$96	$117,349
States and political subdivisions	3,628	10	—	3,638	5,881	20	4	5,897
Residential mortgage-backed securities — nonagency	126,021	4,536	271	130,286	109,344	5,780	93	115,031
Residential mortgage-backed securities — agency	468,580	2,248	749	470,079	351,769	1,874	1,115	352,528
Asset-backed securities	46,570	20	246	46,344	26,820	—	120	26,700
Corporate securities	70,763	250	152	70,861	22,577	37	33	22,581
Total investment securities available-for-sale	$825,560	$7,415	$1,427	$831,548	$633,221	$8,326	$1,461	$640,086

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

	Distribution of Maturities (1)
September 30, 2015	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$3,005	$106,993	$—	$—	$109,998
States and political subdivisions	3,326	302	—	—	3,628
Residential mortgage-backed securities — nonagency	—	—	—	126,021	126,021
Residential mortgage-backed securities — agency	—	5,374	409,463	53,743	468,580
Asset-backed securities	—	—	12,846	33,724	46,570
Corporate securities	2,551	68,212	—	—	70,763
Total debt securities	$8,882	$180,881	$422,309	$213,488	$825,560

Fair Value:
U.S. Government securities	$3,035	$107,305	$—	$—	$110,340
States and political subdivisions	3,328	310	—	—	3,638
Residential mortgage-backed securities — nonagency	—	—	—	130,286	130,286
Residential mortgage-backed securities — agency	—	5,436	410,945	53,698	470,079
Asset-backed securities	—	—	12,830	33,514	46,344
Corporate securities	2,550	68,311	—	—	70,861
Total debt securities	$8,913	$181,362	$423,775	$217,498	$831,548

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
U.S. Government securities	$9,088	$9	$—	$—	$9,088	$9
States and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities — nonagency	33,417	232	1,752	39	35,169	271
Residential mortgage-backed securities — agency	131,639	405	40,127	344	171,766	749
Asset-backed securities	38,478	246	—	—	38,478	246
Corporate securities	23,116	152	—	—	23,116	152
Total temporarily impaired securities	$235,738	$1,044	$41,879	$383	$277,617	$1,427

December 31, 2014
U.S. Government securities	$37,649	$96	$—	$—	$37,649	$96
States and political subdivisions	3,041	4	—	—	3,041	4
Residential mortgage-backed securities — nonagency	17,295	71	834	22	18,129	93
Residential mortgage-backed securities — agency	118,514	480	39,180	635	157,694	1,115
Asset-backed securities	21,700	120	—	—	21,700	120
Corporate securities	15,530	33	—	—	15,530	33
Total temporarily impaired securities	$213,729	$804	$40,014	$657	$253,743	$1,461

At September 30, 2015, the Company held 64 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At September 30, 2015, there was no intent to sell any of the available-for-sale securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities available-for-sale are summarized in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Securities Available-For-Sale	2015	2014	2015	2014
Proceeds from sales and calls	$15,535	$31,740	$317,422	$44,436

Gross gains on sales and calls	$17	$16	$602	$39
Gross losses on sales and calls	—	(16)	(264)	(16)
Net realized gains on sales and calls	$17	$—	$338	$23

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $323.9 million and $283.4 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	September 30, 2015	December 31, 2014
Construction, land & land development	$466,587	$337,697
Other commercial real estate	828,131	694,951
Total commercial real estate	1,294,718	1,032,648
Residential real estate	271,028	213,910
Owner-occupied real estate	312,445	253,844
Commercial, financial & agricultural	186,966	104,518
Leases	54,814	19,959
Consumer	19,720	9,650
Total loans	2,139,691	1,634,529
Allowance for loan and lease losses	(28,930)	(28,638)
Total loans, net	$2,110,761	$1,605,891

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, which we define as loans originated by State Bank, are summarized as follows (dollars in thousands):

Organic Loans	September 30, 2015	December 31, 2014
Construction, land & land development	$412,788	$310,987
Other commercial real estate	705,616	609,478
Total commercial real estate	1,118,404	920,465
Residential real estate	127,823	91,448
Owner-occupied real estate	212,171	188,933
Commercial, financial & agricultural	165,305	90,930
Leases	54,814	19,959
Consumer	16,432	8,658
Total organic loans (1)	1,694,949	1,320,393
Allowance for loan and lease losses	(20,176)	(18,392)
Total organic loans, net	$1,674,773	$1,302,001

(1) Includes net deferred loan fees that totaled approximately $6.2 million and $4.5 million at September 30, 2015 and December 31, 2014, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	September 30, 2015	December 31, 2014
Construction, land & land development	$37,326	$2,166
Other commercial real estate	79,878	26,793
Total commercial real estate	117,204	28,959
Residential real estate	75,987	43,669
Owner-occupied real estate	69,619	22,743
Commercial, financial & agricultural	19,529	11,635
Consumer	3,080	791
Total purchased non-credit impaired loans (1)	285,419	107,797
Allowance for loan and lease losses	—	—
Total purchased non-credit impaired loans, net	$285,419	$107,797

(1) Includes net discounts that totaled approximately $7.0 million and $5.2 million at September 30, 2015 and December 31, 2014, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	September 30, 2015	December 31, 2014
Construction, land & land development	$16,473	$24,544
Other commercial real estate	42,637	58,680
Total commercial real estate	59,110	83,224
Residential real estate	67,218	78,793
Owner-occupied real estate	30,655	42,168
Commercial, financial & agricultural	2,132	1,953
Consumer	208	201
Total purchased credit impaired loans	159,323	206,339
Allowance for loan and lease losses	(8,754)	(10,246)
Total purchased credit impaired loans, net	$150,569	$196,093

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Purchased Credit Impaired Loans	2015	2014	2015	2014
Balance, beginning of period	$167,386	$193,580	$196,093	$240,085
Accretion of fair value discounts	11,156	21,110	35,590	64,733
Fair value of acquired loans	—	23,893	1,960	23,893
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(29,194)	(43,503)	(84,566)	(133,318)
Change in the allowance for loan and lease losses on purchased credit impaired loans	1,221	9,319	1,492	9,006
Balance, end of period	$150,569	$204,399	$150,569	$204,399

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

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Changes in Accretable Discount	2015	2014	2015	2014
Balance, beginning of period	$103,800	$139,948	$120,061	$185,024
Additions from acquisitions	—	6,426	317	6,426
Accretion	(11,156)	(21,110)	(35,590)	(64,733)
Transfers to accretable discounts and exit events, net	3,899	5,687	11,755	4,234
Balance, end of period	$96,543	$130,951	$96,543	$130,951

The accretable discount changes over time as the purchased credit impaired loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on acquired loans.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30
	2015				2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$19,594	$—	$9,975	$29,569	$17,885	$17,722	$35,607
Loans charged-off	(63)	—	(3,282)	(3,345)	(87)	(5,329)	(5,416)
Recoveries of loans previously charged-off	31	6	2,934	2,971	30	2,417	2,447
Net (charge-offs) recoveries	(32)	6	(348)	(374)	(57)	(2,912)	(2,969)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	614	(6)	(873)	(265)	1,000	(6,407)	(5,407)
Amount attributable to FDIC loss share agreements	—	—	—	—	—	5,823	5,823
Total provision for loan and lease losses charged to operations	614	(6)	(873)	(265)	1,000	(584)	416
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	(5,823)	(5,823)
Balance, end of period	$20,176	$—	$8,754	$28,930	$18,828	$8,403	$27,231

	Nine Months Ended September 30
	2015				2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$18,392	$—	$10,246	$28,638	$16,656	$17,409	$34,065
Loans charged-off	(203)	(48)	(8,666)	(8,917)	(302)	(16,880)	(17,182)
Recoveries of loans previously charged-off	81	6	5,085	5,172	474	10,974	11,448
Net recoveries (charge-offs)	(122)	(42)	(3,581)	(3,745)	172	(5,906)	(5,734)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	1,906	42	2,089	4,037	2,000	(3,100)	(1,100)
Amount attributable to FDIC loss share agreements	—	—	(1,045)	(1,045)	—	2,807	2,807
Total provision for loan and lease losses charged to operations	1,906	42	1,044	2,992	2,000	(293)	1,707
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	1,045	1,045	—	(2,807)	(2,807)
Balance, end of period	$20,176	$—	$8,754	$28,930	$18,828	$8,403	$27,231

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLL activity on PNCI loans included no charge-offs for the three months ended September 30, 2015 and $48,000 in consumer and residential real estate charge-offs for the nine months ended September 30, 2015. The activity also included consumer and residential real estate recoveries of $6,000 for both the three and nine months ended September 30, 2015. The provision for loan and lease losses recorded was negative $6,000 for the three months ended September 30, 2015 and $42,000 for the nine months ended September 30, 2015, resulting in no ending allowance at September 30, 2015. At September 30, 2015 purchased non-credit impaired commercial real estate loans totaling $991,000 were individually evaluated for impairment. Our purchased non-credit impaired loans portfolio was established during the fourth quarter of 2014; therefore, no provision for loan and leases losses was recorded for purchased non-credit impaired loans for the three or nine months ended September 30, 2014.

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
September 30, 2015
Beginning balance	$13,218	$1,575	$2,216	$1,966	$433	$186	$19,594
Charge-offs	—	—	—	(58)	—	(5)	(63)
Recoveries	—	9	—	21	—	1	31
Provision	(272)	195	(165)	511	279	66	614
Ending balance	$12,946	$1,779	$2,051	$2,440	$712	$248	$20,176

Nine Months Ended
September 30, 2015
Beginning balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392
Charge-offs	—	—	—	(185)	—	(18)	(203)
Recoveries	1	10	—	62	—	8	81
Provision	(189)	579	123	793	450	150	1,906
Ending balance	$12,946	$1,779	$2,051	$2,440	$712	$248	$20,176

Three Months Ended
September 30, 2014
Beginning balance	$12,741	$1,080	$2,437	$1,503	$—	$124	$17,885
Charge-offs	(12)	—	—	(70)	—	(5)	(87)
Recoveries	1	1	5	22	—	1	30
Provision	451	29	(142)	366	259	37	1,000
Ending balance	$13,181	$1,110	$2,300	$1,821	$259	$157	$18,828

Nine Months Ended
September 30, 2014
Beginning balance	$11,163	$1,015	$2,535	$1,799	$—	$144	$16,656
Charge-offs	(77)	(1)	—	(207)	—	(17)	(302)
Recoveries	291	25	5	152	—	1	474
Provision	1,804	71	(240)	77	259	29	2,000
Ending balance	$13,181	$1,110	$2,300	$1,821	$259	$157	$18,828

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2015
Commercial real estate	$317	$12,629	$12,946	$3,903	$1,114,501	$1,118,404
Residential real estate	179	1,600	1,779	359	127,464	127,823
Owner-occupied real estate	197	1,854	2,051	394	211,777	212,171
Commercial, financial & agricultural	216	2,224	2,440	432	164,873	165,305
Leases	—	712	712	—	54,814	54,814
Consumer	14	234	248	28	16,404	16,432
Total organic loans	$923	$19,253	$20,176	$5,116	$1,689,833	$1,694,949

December 31, 2014
Commercial real estate	$330	$12,804	$13,134	$4,089	$916,376	$920,465
Residential real estate	58	1,132	1,190	1,263	90,185	91,448
Owner-occupied real estate	22	1,906	1,928	44	188,889	188,933
Commercial, financial & agricultural	66	1,704	1,770	131	90,799	90,930
Leases	—	262	262	—	19,959	19,959
Consumer	10	98	108	19	8,639	8,658
Total organic loans	$486	$17,906	$18,392	$5,546	$1,314,847	$1,320,393

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
September 30, 2015
Beginning balance	$4,264	$2,355	$2,713	$625	$18	$9,975
Charge-offs	(2,204)	(283)	(223)	(557)	(15)	(3,282)
Recoveries	2,275	96	325	230	8	2,934
Provision	(466)	(111)	(89)	(205)	(2)	(873)
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—
Provision charged to income	(466)	(111)	(89)	(205)	(2)	(873)
Provision recorded through the FDIC loss share receivable	—	—	—	—	—	—
Ending balance	$3,869	$2,057	$2,726	$93	$9	$8,754

Nine Months Ended
September 30, 2015
Beginning balance	$5,461	$2,298	1,916	$567	$4	$10,246
Charge-offs	(4,718)	(1,009)	(1,275)	(1,533)	(131)	(8,666)
Recoveries	2,927	332	848	789	189	5,085
Provision	199	436	1,237	270	(53)	2,089
Amount attributable to FDIC loss share agreements	(313)	(182)	(402)	(140)	(8)	(1,045)
Provision charged to income	(114)	254	835	130	(61)	1,044
Provision recorded through the FDIC loss share receivable	313	182	402	140	8	1,045
Ending balance	$3,869	$2,057	$2,726	$93	$9	$8,754

Three Months Ended
September 30, 2014
Beginning balance	$10,606	$3,873	$2,475	$693	$75	$17,722
Charge-offs	(3,858)	(355)	(590)	(472)	(54)	(5,329)
Recoveries	1,863	143	295	111	5	2,417
Provision	(5,025)	(935)	(643)	221	(25)	(6,407)
Amount attributable to FDIC loss share agreements	4,567	850	584	(200)	22	5,823
Provision charged to income	(458)	(85)	(59)	21	(3)	(584)
Provision recorded through the FDIC loss share receivable	(4,567)	(850)	(584)	200	(22)	(5,823)
Ending balance	$3,586	$2,726	$1,537	$553	$1	$8,403

Nine Months Ended
September 30, 2014
Beginning balance	$11,226	$2,481	$1,950	$1,680	$72	$17,409
Charge-offs	(12,042)	(1,011)	(2,359)	(1,404)	(64)	(16,880)
Recoveries	7,697	1,159	1,294	763	61	10,974
Provision	(3,295)	97	652	(486)	(68)	(3,100)
Amount attributable to FDIC loss share agreements	2,989	(91)	(597)	445	61	2,807
Provision charged to income	(306)	6	55	(41)	(7)	(293)
Provision recorded through the FDIC loss share receivable	(2,989)	91	597	(445)	(61)	(2,807)
Ending balance	$3,586	$2,726	$1,537	$553	$1	$8,403

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2015
Commercial real estate	$1,793	$2,076	$3,869	$27,237	$31,873	$59,110
Residential real estate	925	1,132	2,057	4,175	63,043	67,218
Owner-occupied real estate	2,495	231	2,726	13,603	17,052	30,655
Commercial, financial & agricultural	2	91	93	311	1,821	2,132
Consumer	—	9	9	8	200	208
Total purchased credit impaired loans	$5,215	$3,539	$8,754	$45,334	$113,989	$159,323

December 31, 2014
Commercial real estate	$1,830	$3,631	$5,461	$42,721	$40,503	$83,224
Residential real estate	1,094	1,204	2,298	3,718	75,075	78,793
Owner-occupied real estate	1,462	454	1,916	19,736	22,432	42,168
Commercial, financial & agricultural	—	567	567	353	1,600	1,953
Consumer	—	4	4	31	170	201
Total purchased credit impaired loans	$4,386	$5,860	$10,246	$66,559	$139,780	$206,339

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired organic and purchased non-credit impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired Loans: Organic and Purchased Non-Credit Impaired
With no related allowance recorded:
Construction, land & land development	$4,677	$3,293	$—	$4,616	$3,426	$—
Other commercial real estate	991	1,006	—	—	—	—
Total commercial real estate	5,668	4,299	—	4,616	3,426	—
Residential real estate	186	157	—	875	875	—
Owner-occupied real estate	362	338	—	—	—	—
Commercial, financial & agricultural	118	106	—	—	—	—
Consumer	10	9	—	—	—	—
Subtotal	6,344	4,909	—	5,491	4,301	—
With related allowance recorded:
Construction, land & land development	38	37	18	3	3	1
Other commercial real estate	949	597	299	834	659	329
Total commercial real estate	987	634	317	837	662	330
Residential real estate	407	359	179	432	399	58
Owner-occupied real estate	408	394	197	44	44	22
Commercial, financial & agricultural	447	432	216	227	227	66
Consumer	33	28	14	21	20	10
Subtotal	2,282	1,847	923	1,561	1,352	486
Total impaired loans	$8,626	$6,756	$923	$7,052	$5,653	$486

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired organic and purchased non-credit impaired loans, for the periods presented (dollars in thousands):

	September 30, 2015		September 30, 2014
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$3,353	$34	$75	$1
Other commercial real estate	1,606	12	336	9
Total commercial real estate	4,959	46	411	10
Residential real estate	534	3	1,227	—
Owner-occupied real estate	659	5	130	—
Commercial, financial & agricultural	547	4	135	—
Consumer	43	—	17	—
Total impaired loans	$6,742	$58	$1,920	$10

Nine Months Ended
Construction, land & land development	$3,386	$75	$225	$45
Other commercial real estate	981	31	459	18
Total commercial real estate	4,367	106	684	63
Residential real estate	449	9	1,229	6
Owner-occupied real estate	415	8	122	—
Commercial, financial & agricultural	367	8	189	2
Consumer	34	—	18	3
Total impaired loans	$5,632	$131	$2,242	$74

(1) The average recorded investment for troubled debt restructurings was $3.3 million for both the three and nine months ended September 30, 2015 and was $875,000 and $871,000 for the three and nine months ended September 30, 2014, respectively.
(2) The interest income recognized on troubled debt restructurings for the three and nine months ended September 30, 2015 was $34,000 and $75,000, respectively, and no interest income was recognized for the three and nine months ended September 30, 2014.

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans (1):	September 30, 2015	December 31, 2014
Construction, land & land development	$3,330	$3,429
Other commercial real estate	1,603	659
Total commercial real estate	4,933	4,088
Residential real estate	516	1,274
Owner-occupied real estate	732	44
Commercial, financial & agricultural	538	227
Consumer	37	20
Total nonaccrual loans	$6,756	$5,653

(1) Includes both organic and purchased non-credit impaired nonaccrual loans. Purchased non-credit impaired nonaccrual loans totaled $1.6 million at September 30, 2015 and $107,000 at December 31, 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
September 30, 2015
Construction, land & land development	$59	$36	$95	$412,693	$412,788	$—
Other commercial real estate	—	19	19	705,597	705,616	—
Total commercial real estate	59	55	114	1,118,290	1,118,404	—
Residential real estate	721	70	791	127,032	127,823	—
Owner-occupied real estate	—	141	141	212,030	212,171	—
Commercial, financial & agricultural	49	249	298	165,007	165,305	—
Leases	—	—	—	54,814	54,814	—
Consumer	39	15	54	16,378	16,432	—
Total organic loans	$868	$530	$1,398	$1,693,551	$1,694,949	$—

December 31, 2014
Construction, land & land development	$—	$—	$—	$310,987	$310,987	$—
Other commercial real estate	24	385	409	609,069	609,478	—
Total commercial real estate	24	385	409	920,056	920,465	—
Residential real estate	527	893	1,420	90,028	91,448	—
Owner-occupied real estate	287	44	331	188,602	188,933	—
Commercial, financial & agricultural	—	108	108	90,822	90,930	—
Leases	—	—	—	19,959	19,959	—
Consumer	25	12	37	8,621	8,658	—
Total organic loans	$863	$1,442	$2,305	$1,318,088	$1,320,393	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
September 30, 2015
Construction, land & land development	$92	$24	$116	$37,210	$37,326	$—
Other commercial real estate	—	1,006	1,006	78,872	79,878	—
Total commercial real estate	92	1,030	1,122	116,082	117,204	—
Residential real estate	246	76	322	75,665	75,987	—
Owner-occupied real estate	362	—	362	69,257	69,619	—
Commercial, financial & agricultural	—	—	—	19,529	19,529	—
Consumer	13	—	13	3,067	3,080	—
Total purchased non-credit impaired loans	$713	$1,106	$1,819	$283,600	$285,419	$—

December 31, 2014
Construction, land & land development	$—	$—	$—	$2,166	$2,166	$—
Other commercial real estate	—	—	—	26,793	26,793	—
Total commercial real estate	—	—	—	28,959	28,959	—
Residential real estate	490	11	501	43,168	43,669	—
Owner-occupied real estate	—	—	—	22,743	22,743	—
Commercial, financial & agricultural	—	—	—	11,635	11,635	—
Consumer	—	—	—	791	791	—
Total purchased non-credit impaired loans	$490	$11	$501	$107,296	$107,797	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2015
Construction, land & land development	$666	$2,730	$3,396	$13,077	$16,473
Other commercial real estate	767	5,008	5,775	36,862	42,637
Total commercial real estate	1,433	7,738	9,171	49,939	59,110
Residential real estate	3,183	5,199	8,382	58,836	67,218
Owner-occupied real estate	2,361	2,536	4,897	25,758	30,655
Commercial, financial & agricultural	1	74	75	2,057	2,132
Consumer	1	24	25	183	208
Total purchased credit impaired loans	$6,979	$15,571	$22,550	$136,773	$159,323

December 31, 2014
Construction, land & land development	$1,235	$8,797	$10,032	$14,512	$24,544
Other commercial real estate	1,443	4,957	6,400	52,280	58,680
Total commercial real estate	2,678	13,754	16,432	66,792	83,224
Residential real estate	3,525	6,577	10,102	68,691	78,793
Owner-occupied real estate	1,113	4,148	5,261	36,907	42,168
Commercial, financial & agricultural	—	340	340	1,613	1,953
Consumer	—	101	101	100	201
Total purchased credit impaired loans	$7,316	$24,920	$32,236	$174,103	$206,339

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2015
Construction, land & land development	$388,385	$21,086	$11	$3,306	$—	$412,788
Other commercial real estate	672,082	30,213	2,324	997	—	705,616
Total commercial real estate	1,060,467	51,299	2,335	4,303	—	1,118,404
Residential real estate	117,770	8,903	166	974	10	127,823
Owner-occupied real estate	192,061	18,795	921	394	—	212,171
Commercial, financial & agricultural	162,943	1,246	540	576	—	165,305
Leases	54,814	—	—	—	—	54,814
Consumer	16,140	214	—	78	—	16,432
Total organic loans	$1,604,195	$80,457	$3,962	$6,325	$10	$1,694,949

December 31, 2014
Construction, land & land development	$272,847	$34,702	$—	$3,438	$—	$310,987
Other commercial real estate	572,098	35,434	905	1,041	—	609,478
Total commercial real estate	844,945	70,136	905	4,479	—	920,465
Residential real estate	69,828	19,656	287	1,677	—	91,448
Owner-occupied real estate	162,929	17,999	1,157	6,848	—	188,933
Commercial, financial & agricultural	87,819	1,754	798	559	—	90,930
Leases	19,959	—	—	—	—	19,959
Consumer	8,302	27	9	320	—	8,658
Total organic loans	$1,193,782	$109,572	$3,156	$13,883	$—	$1,320,393

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2015
Construction, land & land development	$37,043	$259	$—	$24	$—	$37,326
Other commercial real estate	74,286	4,586	—	1,006	—	79,878
Total commercial real estate	111,329	4,845	—	1,030	—	117,204
Residential real estate	71,663	4,167	—	157	—	75,987
Owner-occupied real estate	62,995	5,943	—	681	—	69,619
Commercial, financial & agricultural	17,658	436	—	1,435	—	19,529
Consumer	3,062	9	—	9	—	3,080
Total purchased non-credit impaired loans	$266,707	$15,400	$—	$3,312	$—	$285,419

December 31, 2014
Construction, land & land development	$2,166	$—	$—	$—	$—	$2,166
Other commercial real estate	24,257	2,536	—	—	—	26,793
Total commercial real estate	26,423	2,536	—	—	—	28,959
Residential real estate	41,868	1,694	—	107	—	43,669
Owner-occupied real estate	21,862	881	—	—	—	22,743
Commercial, financial & agricultural	9,800	1,475	264	96	—	11,635
Consumer	773	18	—	—	—	791
Total purchased non-credit impaired loans	$100,726	$6,604	$264	$203	$—	$107,797

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2015
Construction, land & land development	$4,626	$1,996	$942	$7,877	$1,032	$16,473
Other commercial real estate	4,393	21,400	3,615	12,197	1,032	42,637
Total commercial real estate	9,019	23,396	4,557	20,074	2,064	59,110
Residential real estate	35,935	9,805	3,892	13,039	4,547	67,218
Owner-occupied real estate	11,373	3,748	3,614	11,906	14	30,655
Commercial, financial & agricultural	1,041	468	134	220	269	2,132
Consumer	114	48	1	20	25	208
Total purchased credit impaired loans	$57,482	$37,465	$12,198	$45,259	$6,919	$159,323

December 31, 2014
Construction, land & land development	$5,833	$2,228	$195	$14,485	$1,803	$24,544
Other commercial real estate	5,893	24,139	8,397	18,383	1,868	58,680
Total commercial real estate	11,726	26,367	8,592	32,868	3,671	83,224
Residential real estate	35,829	11,092	8,649	17,698	5,525	78,793
Owner-occupied real estate	15,234	12,786	3,694	9,405	1,049	42,168
Commercial, financial & agricultural	1,048	142	123	308	332	1,953
Consumer	32	24	—	25	120	201
Total purchased credit impaired loans	$63,869	$50,411	$21,058	$60,304	$10,697	$206,339

Troubled Debt Restructurings (TDRs)

Total organic troubled debt restructurings (TDRs) were $3.3 million and $4.3 million at September 30, 2015 and December 31, 2014, respectively, with no related allowance for loans losses for the same periods. At September 30, 2015 and December 31, 2014, there were no commitments to extend credit to any of the borrowers with an existing troubled debt restructuring. At September 30, 2015 and December 31, 2014, there were no purchased non-credit impaired TDRs. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

During the three and nine months ended September 30, 2015 and 2014, there were no organic loans modified under the terms of a TDR. During the three and nine months ended September 30, 2015 and 2014, there were no organic TDRs that subsequently defaulted within twelve months of their modification dates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: OTHER REAL ESTATE OWNED (OREO)

The following is a summary of transactions in other real estate owned for the periods presented (dollars in thousands):

	Three Months Ended September 30
	2015			2014
	OREO	Acquired OREO	Total	OREO	Acquired OREO	Total
Balance, beginning of period	$160	$14,895	$15,055	$729	$23,209	$23,938
Other real estate acquired through foreclosure of loans receivable	—	867	867	69	7,375	7,444
Former bank premises real estate owned	400	—	400	—	—	—
Other real estate sold	—	(4,862)	(4,862)	(158)	(12,010)	(12,168)
Write down of other real estate	(60)	(37)	(97)	(230)	(3,815)	(4,045)
Balance, end of period	$500	$10,863	$11,363	$410	$14,759	$15,169

	Nine Months Ended September 30
	2015			2014
	OREO	Acquired OREO	Total	OREO	Acquired OREO	Total
Balance, beginning of period	$74	$8,494	$8,568	$965	$46,222	$47,187
Other real estate acquired through mergers and acquisitions	—	6,470	6,470	—	—	—
Other real estate acquired through foreclosure of loans receivable	—	8,735	8,735	398	28,281	28,679
Former bank premises real estate owned	560	—	560	—	—	—
Other real estate sold	(74)	(12,403)	(12,477)	(527)	(48,570)	(49,097)
Write down of other real estate	(60)	(433)	(493)	(426)	(11,174)	(11,600)
Balance, end of period (1)	$500	$10,863	$11,363	$410	$14,759	$15,169

(1) Total OREO balance at September 30, 2015 includes $1.0 million of residential real estate properties.

At September 30, 2015, consumer mortgage loans secured by residential real estate properties totaling $329,000 were in formal foreclosure proceedings.

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three and nine months ended September 30, 2015, the Company sold SBA loans with unpaid principal balances totaling $13.9 million and $30.4 million, respectively, and recognized $1.5 million and $3.3 million in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $255,000 and $677,000, respectively, for the three and nine months ended September 30, 2015. The Company began selling and servicing SBA loans in the fourth quarter of 2014; therefore, no sales or servicing income was recognized during the three or nine months ended September 30, 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
SBA Servicing Rights	2015	2014	2015	2014
Balance, beginning of period	$2,185	$—	$1,516	$—
Additions	403	—	805	—
Fair value adjustments	(125)	—	142	—
Balance, end of period	$2,463	$—	$2,463	$—

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	September 30, 2015	December 31, 2014
Fair value	$2,463	$1,516
Weighted average discount rate	11.5%	11.3%
Decline in fair value due to a 10% adverse change	$(91)	$(57)
Decline in fair value due to a 20% adverse change	(175)	(110)
Prepayment speed	7.3%	6.7%
Decline in fair value due to a 10% adverse change	$(72)	$(41)
Decline in fair value due to a 20% adverse change	(141)	(80)
Weighted average remaining life (years)	7.3	7.8

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

Information about the SBA loans serviced by the Company at and for the period presented is as follows (dollars in thousands):

	September 30, 2015
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Nine Months Ended September 30, 2015
Serviced for others	$102,041	$—	$—	$—
Held-for-sale	2,303	—	—	—
Held-for-investment	118,689	1,239	493	114
Total SBA loans serviced	$223,033	$1,239	$493	$114
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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the calculation of the loss recognized as a result of the termination of the FDIC loss share agreements, including the clawback provisions and settlement of historic loss share and expense reimbursement claims (dollars in thousands):

Nine Months Ended
September 30, 2015
Cash paid to the FDIC to settle loss share agreements	$(3,100)
FDIC loss share receivable	(16,959)
FDIC clawback payable	5,511
Loss on termination of FDIC loss share	(14,548)
Net amortization of FDIC receivable for loss share agreements during the period	(1,940)
Amortization of FDIC receivable for loss share agreements	$(16,488)

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to previously covered purchased credit impaired loans and previously covered acquired other real estate owned for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Balance, beginning of period	$—	$44,775	$22,320	$107,843
Provision for loan and lease losses attributable to FDIC for loss share agreements	—	(5,823)	1,045	(2,807)
Wires sent (received)	—	(7,272)	1,784	(42,407)
Net recoveries	—	(6,353)	(6,627)	(23,155)
Amortization	—	(196)	(1,940)	(17,437)
External expenses qualifying under loss share agreements	—	1,091	377	4,185
Termination of FDIC loss share	—	—	(16,959)	—
Balance, end of period	$—	$26,222	$—	$26,222

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

Derivative Financial Instruments Fair Values

The table below presents the fair values of the Company's derivative financial instruments at the dates presented (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$940	$3,879	$2,879	$1,666

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$—	$—	$250	$—
Mortgage derivatives	950	—	1,031	—

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At September 30, 2015, the Company had 95 interest rate swaps with an aggregate notional amount of $163.1 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2015	2014	2015	2014
Amount of (loss) gain recognized in income on derivatives	Noninterest income	$(2,352)	$767	$(2,485)	$(1,465)
Amount of gain (loss) recognized in income on hedged items	Noninterest income	2,136	(769)	2,237	1,044
Total net (loss) gain recognized in income on fair value hedge ineffectiveness		$(216)	$(2)	$(248)	$(421)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2015, the Company recognized a net loss of $216,000 and a net loss of $248,000, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $547,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net losses of $11,000 and $444,000 in interest income for the three and nine months ended September 30, 2015, respectively, related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended September 30, 2015 and 2014.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $984,000 is expected to be reclassified as a decrease to net interest income.

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2015	2014	2015	2014
Amount of (loss) gain recognized in AOCI on derivatives (effective portion)	OCI	$(893)	$387	$(2,388)	$(1,091)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	146	73	366	170
Total (loss) gain recognized in consolidated statements of comprehensive income		$(747)	$460	$(2,022)	$(921)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

At September 30, 2015, the Company had two interest rate swaps with an aggregate notional amount of $6.8 million not designated as fair value hedges associated with the Company's fixed rate loan program. At September 30, 2015, the fair value of the interest rate swaps liability not designated as hedging instruments was $250,000. The net loss recorded in the income statement for the interest rate swaps not designated as hedging instruments was $179,000 for the nine months ended September 30, 2015.

Mortgage Derivatives

At September 30, 2015, the Company had approximately $60.0 million of interest rate lock commitments and $103.2 million of forward commitments for the future delivery of residential mortgage loans. The net gain related to interest rate lock commitments used for risk management was $615,000 for the nine months ended September 30, 2015. The net loss for forward commitments related to these mortgage loans was $746,000 for the nine months ended September 30, 2015.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2015	2014	2015	2014
Amount of gain (loss) recognized in income on interest rate swaps	Noninterest income	$(176)	$(7)	$(179)	$(12)
Amount of gain (loss) recognized in income on interest rate lock commitments	Noninterest income	431	—	615	—
Amount of gain recognized in income on forward commitments	Noninterest income	(1,626)	—	(746)	—
Total gain (loss) recognized in income on derivatives not designated as hedging instruments		$(1,371)	$(7)	$(310)	$(12)

Credit and Collateral Risks

Interest Rate Swaps

The Company manages credit exposure on interest rate swap and cap transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. Refer to Note 11, Balance Sheet Offsetting, for more information on collateral pledged and received under these agreements.

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At September 30, 2015, the termination value of derivatives in a net liability position under these agreements was $2.4 million, for which the Company posted $1.1 million in cash collateral. Although the Company did not breach any provisions at September 30, 2015, if a breach had occurred, the maximum amount of additional collateral the Company would have been required to post to counterparties was $1.4 million.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: BALANCE SHEET OFFSETTING AND REPURCHASE AGREEMENTS

Balance Sheet Offsetting

Certain financial instruments, including repurchase agreements and derivatives (interest rate swaps and caps), may be eligible for offset in the consolidated statements of financial condition and/or subject to master netting arrangements or similar agreements; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes.

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
September 30, 2015
Offsetting Assets
Interest rate swaps and caps	$940	$—	$940	$879	$61	$—
Offsetting Liabilities
Interest rate swaps and caps	$3,129	$—	$3,129	$879	$1,050	$1,200
Repurchase agreements	4,872	—	4,872	—	4,872	—
Total liabilities	$8,001	$—	$8,001	$879	$5,922	$1,200

December 31, 2014
Offsetting Assets
Interest rate swaps and caps	$3,879	$—	$3,879	$1,244	$2,529	$106
Offsetting Liabilities
Interest rate swaps and caps	$1,666	$—	$1,666	$1,244	$—	$422

(1) The application of collateral cannot reduce the net amount below zero; therefore, excess collateral received/posted is not reflected in this table. All positions are fully collateralized.

Repurchase Agreements

The Company utilizes securities sold under repurchase agreements to facilitate the needs of our customers. Securities sold under repurchase agreements consist of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account and are collateralized with investment securities having a market value no less than the balance borrowed. The investment securities pledged are subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below the balance of the repurchase agreements on a daily basis and may be required to provide additional collateral. Securities pledged as collateral are maintained with our safekeeping agent.

At September 30, 2015, securities sold under repurchase agreements were $4.9 million, all of which mature on an overnight and continuous basis. At September 30, 2015, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities. There were no repurchase agreements at December 31, 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: REGULATORY MATTERS

Regulatory Capital Requirements

Beginning on January 1, 2015, the Company and its subsidiary bank became subject to the provisions of the Basel III final rule that governs the regulatory capital calculation, including transitional, or phase-in, provisions. The methods for calculating the risk-based capital ratios will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are fully phased in on January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	September 30, 2015		December 31, 2014
Capital Ratio Requirements (1)	Minimum Requirement	Well-capitalized (2)	Minimum Requirement	Well-capitalized (2)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%	N/A	N/A
Tier 1 Capital	6.00%	8.00%	4.00%	6.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) September 30, 2015 capital requirements are under Basel III framework. December 31, 2014 capital requirements are under Basel I framework.
(2) The prompt corrective action provisions are only applicable at the bank level.

At September 30, 2015 and December 31, 2014, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	September 30, 2015			December 31, 2014
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$491,260	18.13%	$121,929	N/A	N/A	N/A
Tier 1 Capital	491,260	18.13%	162,572	$446,666	23.12%	$77,271
Total Capital	520,190	19.20%	216,762	470,869	24.37%	154,543
Tier 1 Leverage	491,260	14.93%	131,624	446,666	15.90%	112,334

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	September 30, 2015				December 31, 2014
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
CET1 Capital	$437,915	16.17%	$121,885	$176,057	N/A	N/A	N/A	N/A
Tier 1 Capital	437,915	16.17%	162,514	216,685	359,759	18.63%	77,256	115,883
Total Capital	466,845	17.24%	216,685	270,856	383,957	19.88%	154,511	193,139
Tier 1 Leverage	437,915	13.33%	131,454	164,318	359,759	12.84%	112,112	140,139

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC on March 14, 2014. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at September 30, 2015.

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At September 30, 2015, State Bank had capacity to pay $17.9 million in dividends to the Company without prior regulatory approval.

At September 30, 2015, the Company had $50.5 million in cash and due from bank accounts, which can be used for additional capital as needed by the subsidiary bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

A summary of the Company's commitments is as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Commitments to extend credit:
Fixed	$36,290	$21,276
Variable	503,032	405,956
Standby letters of credit:
Fixed	1,499	846
Variable	8,005	4,350
Total commitments	$548,826	$432,428

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fixed rate loan commitments have maturities ranging from one month to ten years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company established a recourse liability for mortgage loans held-for-sale during the first quarter of 2015. At September 30, 2015, the recourse liability was $330,000.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the nine months ended September 30, 2015 and the year ended December 31, 2014, there were no transfers between levels.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At September 30, 2015, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. See Note 1, Basis of Presentation and Recently Adopted Accounting Standards. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at September 30, 2015.

At September 30, 2015, the aggregate fair value of the mortgage loans held-for-sale was $57.3 million and the contractual balance including accrued interest was $55.5 million. The gains recognized for the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income, were $1.2 million and $1.7 million for the three and nine months ended September 30, 2015, respectively.

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

Mortgage Derivatives

Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held-for-sale. The Company relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held-for-sale. The model groups the interest rate lock commitments by interest rate and term, applies an estimated pull-through rate based on historical experience, and then multiplies by quoted investor prices which were determined to be reasonably applicable to the loan commitment group based on interest rate, term, and rate lock expiration date of the loan commitment group. While there are Level 2 and 3 inputs used in the valuation model, the Company has determined that the majority of the inputs significant in the valuation of the interest rate lock commitments fall within Level 3 of the fair value hierarchy. Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of income. The interest rate lock commitments with a positive fair value totaled $433,000 at September 30, 2015. In addition, the interest rate lock commitments with a negative fair value totaled $57,000 at September 30, 2015.

Mortgage derivatives also include forward commitments to sell residential mortgage loans to various investors when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitment to fund loans. The Company also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available (Level 2). Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of income. The forward commitments on interest rate lock commitments with a positive fair value totaled $57,000 at September 30, 2015. Furthermore, the forward commitments on interest rate lock commitments with a negative fair value totaled $433,000 at September 30, 2015.

SBA Servicing Rights

The Company has the rights to service a portfolio of SBA loans. The SBA servicing rights are measured at fair value when loans are sold on a servicing retained basis. The servicing rights are subsequently measured at fair value on a recurring basis utilizing Level 3 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. For non-guaranteed portions of servicing assets, future cash flows are estimated using loan specific assumptions for losses and recoveries. Adjustments to fair value are recorded as a component of "SBA income" on the consolidated statements of income. Please reference Note 8 for the rollforward of the SBA servicing rights asset at fair value utilizing level 3 inputs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$110,340	$—	$110,340
States and political subdivisions	—	3,638	—	3,638
Residential mortgage-backed securities — nonagency	—	130,286	—	130,286
Residential mortgage-backed securities — agency	—	470,079	—	470,079
Asset-backed securities	—	46,344	—	46,344
Corporate securities	—	70,861	—	70,861
Mortgage loans held-for-sale	—	57,260	—	57,260
Mortgage derivatives (1)	—	60	890	950
Interest rate swaps and caps	—	940	—	940
SBA servicing rights	—	—	2,463	2,463
Total recurring assets at fair value	$—	$889,808	$3,353	$893,161

Liabilities:
Interest rate swaps and caps	$—	$3,129	$—	$3,129
Mortgage derivatives (1)	—	541	490	1,031
Total recurring liabilities at fair value	$—	$3,670	$490	$4,160

(1) Includes mortgage related interest rate lock commitments and forward commitments to sell.

December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$117,349	$—	$117,349
States and political subdivisions	—	5,897	—	5,897
Residential mortgage-backed securities — nonagency	—	115,031	—	115,031
Residential mortgage-backed securities — agency	—	352,528	—	352,528
Asset-backed securities	—	26,700	—	26,700
Corporate securities	—	22,581	—	22,581
Interest rate swaps and caps	—	3,879	—	3,879
SBA servicing rights	—	—	1,516	1,516
Total recurring assets at fair value	$—	$643,965	$1,516	$645,481

Liabilities:
Derivative financial instruments	$—	$1,666	$—	$1,666
Total recurring liabilities at fair value	$—	$1,666	$—	$1,666

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

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015
Impaired loans	$—	$—	$5,833	$5,833
Total nonrecurring assets at fair value	$—	$—	$5,833	$5,833

December 31, 2014
Impaired loans	$—	$—	$5,167	$5,167
Mortgage loans held-for-sale	—	3,174	—	3,174
Total nonrecurring assets at fair value	$—	$3,174	$5,167	$8,341

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had principal balances of $6.8 million and $5.7 million with respective valuation allowances of $923,000 and $486,000 at September 30, 2015 and December 31, 2014, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015
Other real estate owned	$—	$—	$500	$500
Acquired other real estate owned	—	—	13,531	13,531
Total other real estate owned	$—	$—	$14,031	$14,031

December 31, 2014
Other real estate owned	$—	$—	$80	$80
Acquired other real estate owned	—	—	10,859	10,859
Total other real estate owned	$—	$—	$10,939	$10,939

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

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014
Other real estate owned:
Other real estate owned at fair value	$500	$80
Estimated selling costs	—	(6)
Other real estate owned	$500	$74

Acquired other real estate owned:
Other real estate owned at fair value	$13,531	$10,859
Estimated selling costs and other adjustments	(2,668)	(2,365)
Other real estate owned	$10,863	$8,494

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

September 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$2,463	Discounted cash flows	Discount rate	7% - 16% (12%)
			Prepayment speed	4% - 10% (7%)
Mortgage derivatives - asset	$890	Pricing model	Pull-through rate	81%
Mortgage derivatives - liability	$490	Pricing model	Pull-through rate	81%
Impaired loans - collateral dependent	$5,833	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (14%)
Other real estate owned	$500	Third party appraisal	Management discount for property type and recent market volatility	0% - 38% (11%)
Acquired other real estate owned	$13,531	Third party appraisal	Management discount for property type and recent market volatility	0% - 76% (30%)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$1,516	Discounted cash flows	Discount rate	8% - 14% (11%)
			Prepayment speed	4% - 9% (7%)
Impaired loans - collateral dependent	$5,167	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$80	Third party appraisal	Management discount for property type and recent market volatility	0% - 0% (0%)
Acquired other real estate owned	$10,859	Third party appraisal	Management discount for property type and recent market volatility	0% - 76% (45%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The Company has determined the estimated fair value amounts using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at September 30, 2015 and December 31, 2014.

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$169,671	$169,671	$481,158	$481,158
Investment securities available-for-sale	Level 2	831,548	831,548	640,086	640,086
Loans held-for-sale	Level 2	59,563	59,802	3,174	3,245
Loans, net	Level 3	2,110,761	2,124,574	1,605,891	1,646,222
Other real estate owned	Level 3	11,363	14,031	8,568	10,939
FDIC receivable for loss share agreements	Level 3	—	—	22,320	7,572
Interest rate swaps and caps	Level 2	940	940	3,879	3,879
Mortgage derivatives	Levels 2 & 3	950	950	—	—
SBA servicing rights	Level 3	2,463	2,463	1,516	1,516
Accrued interest receivable	Level 2	8,664	8,664	5,989	5,989
Federal Home Loan Bank stock	Level 3	3,058	3,058	2,512	2,512

Liabilities:
Deposits	Level 2	$2,795,188	$2,795,115	$2,391,682	$2,391,805
Securities sold under repurchase agreements	Level 2	4,872	4,872	—	—
Notes payable	Level 2	2,761	2,761	2,771	2,771
Interest rate swaps and caps	Level 2	3,129	3,129	1,666	1,666
Mortgage derivatives	Levels 2 & 3	1,031	1,031	—	—
Accrued interest payable	Level 2	1,164	1,164	887	887

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

Securities Sold Under Repurchase Agreements and Notes Payable

The fair value of securities sold under repurchase agreements approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using the rates currently offered for borrowings of similar remaining maturities. Notes payable are variable rate subordinated debt for which performance is based on the underlying notes receivable and interest rates adjust according to market value; therefore, the carrying amount approximates fair value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is calculated using the two-class method. Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants.

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Numerator:
Net income per consolidated statements of income	$9,119	$11,504	$16,302	$23,333
Net income allocated to participating securities	(272)	(173)	(452)	(321)
Net income allocated to common stock	$8,847	$11,331	$15,850	$23,012

Basic earnings per share computation:
Net income allocated to common stock	$8,847	$11,331	$15,850	$23,012
Weighted average common shares outstanding, including shares considered participating securities	35,752,673	32,206,889	35,294,418	32,142,953
Less: Average participating securities	(1,065,319)	(483,014)	(978,502)	(442,861)
Weighted average shares	34,687,354	31,723,875	34,315,916	31,700,092
Basic earnings per share	$.26	$.36	$.46	$.73

Diluted earnings per share computation:
Net income allocated to common stock	$8,847	$11,331	$15,850	$23,012
Weighted average common shares outstanding for basic earnings per share	34,687,354	31,723,875	34,315,916	31,700,092
Weighted average dilutive grants	1,315,714	1,047,018	1,300,058	1,072,001
Weighted average shares and dilutive potential common shares	36,003,068	32,770,893	35,615,974	32,772,093
Diluted earnings per share	$.25	$.35	$.45	$.70

In connection with the preparation of the consolidated financial statements for the three and nine month periods ended September 30, 2015, an error in the computation and disclosure of diluted earnings per share was identified. The error resulted from the inclusion of restricted stock as outstanding in the basic weighted average common shares outstanding, as well as the dilutive effect of the restricted stock in the calculation of weighted average diluted shares outstanding in prior periods.

The Company evaluated the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded the error was immaterial to all prior periods impacted. While the adjustments were immaterial, the Company has elected to revise its previously reported diluted earnings per share. Earnings per share increased $.01 on a diluted basis for both the three and nine month periods ended September 30, 2014.

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

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
September 30, 2015
Balance, beginning of period	$2,094	$(1,072)	$1,022
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	2,517	(893)	1,624
Amounts reclassified for net (gains) losses realized and included in earnings	(17)	146	129
Income tax expense (benefit)	922	(289)	633
Balance, end of period	$3,672	$(1,530)	$2,142

September 30, 2014
Balance, beginning of period	$5,765	$(47)	$5,718
Other comprehensive income before income taxes:
Net change in unrealized (losses) gains	(1,410)	387	(1,023)
Amounts reclassified for net losses realized and included in earnings	—	73	73
Income tax (benefit) expense	(545)	178	(367)
Balance, end of period	$4,900	$235	$5,135

Nine Months Ended
September 30, 2015
Balance, beginning of period	$4,210	$(290)	$3,920
Other comprehensive income (loss) before income taxes:
Net change in unrealized losses	(540)	(2,388)	(2,928)
Amounts reclassified for net (gains) losses realized and included in earnings	(338)	366	28
Income tax benefit	(340)	(782)	(1,122)
Balance, end of period	$3,672	$(1,530)	$2,142

September 30, 2014
Balance, beginning of period	$4,323	$847	$5,170
Other comprehensive income before income taxes:
Net change in unrealized gains (losses)	1,364	(1,091)	273
Amounts reclassified for net (gains) losses realized and included in earnings	(23)	170	147
Income tax expense (benefit)	764	(309)	455
Balance, end of period	$4,900	$235	$5,135

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2015	2014	2015	2014
Investment securities available-for-sale
Gain on sale of investment securities	$17	$—	$338	$23
Income tax expense	(7)	—	(131)	(9)
Net income	$10	$—	$207	$14

Cash flow hedges (effective portion)
Interest expense on deposits	$(146)	$(73)	$(366)	$(170)
Income tax benefit	56	28	142	66
Net income	$(90)	$(45)	$(224)	$(104)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at September 30, 2015 as compared to December 31, 2014 and our results of operations for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2014 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company. State Bank and Trust Company is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia, and which initially operated as a small community bank with two branch offices located in Dooly County, Georgia. Between July 24, 2009 and December 31, 2014, we successfully completed 13 bank acquisitions totaling $4.0 billion in assets and $3.7 billion in deposits. On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia ("First Bank"). On July 24, 2015, First Bank merged with and into State Bank.

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank. If the discussion relates to a period before July 23, 2010 (the date the Company became the bank holding company of State Bank), these terms refer solely to State Bank. Additionally, we refer to each of the financial institutions we have acquired collectively as the "Acquired Banks."

As a result of our acquisitions, we were transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank. We are now operating 26 full service branches throughout middle Georgia, metropolitan Atlanta and Augusta, Georgia. We also operate seven mortgage origination offices. At September 30, 2015, our total assets were $3.4 billion, our total loans receivable were $2.1 billion, our total deposits were $2.8 billion and our total shareholders' equity was $532.2 million.

During the second quarter of 2015, we entered into an agreement with the FDIC to terminate our loss share agreements for all 12 of our FDIC-assisted acquisitions, resulting in a one-time after-tax charge of approximately $8.9 million, or $14.5 million pre-tax. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions and the settlement of historic loss share expense reimbursement claims, have been eliminated under the early termination agreement. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share agreements will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses. We recognized approximately $2.5 million and $4.0 million in loan recovery income and gain on sales of OREO for the three and nine months ended September 30, 2015, respectively, which we would have owed to the FDIC under the loss share agreements. Offsetting the income and gains are loan collection costs the FDIC would have reimbursed to us under our loss share agreements totaling approximately $260,000 and $569,000 for the three and nine months ended September 30, 2015, respectively.

Historically, we have referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “noncovered loans.” Beginning in July 2014, the commercial loss share agreements for our earliest and largest failed bank transactions began to expire and with the early termination of all loss share agreements with the FDIC, we now segregate our loan portfolio into the following three categories:

(1)	organic loans, which refers to loans originated by State Bank,

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
Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended September 30, 2015:

•
Net income for the quarter ended September 30, 2015 was $9.1 million, or $.25 per diluted share, compared to net income of $11.5 million, or $.35 per diluted share, for the quarter ended September 30, 2014.

•
Operating income, which is net income exclusive of charges associated with loss share termination, severance and merger-related expenses, net of tax benefits, was $11.4 million for the quarter ended September 30, 2015, compared to $11.7 million for the quarter ended September 30, 2014.

•
Operating noninterest income, which excludes charges associated with loss share termination, was $8.9 million for the quarter ended September 30, 2015 compared to $3.4 million for the quarter ended September 30, 2014, an increase of $5.5 million, or 159.5%. The increase is primarily a result of mortgage banking income from our acquisition of First Bank and the related increase to our originations and sales of mortgage loans. SBA income also contributed a significant amount to the increase which is directly related to our acquisition of Bank of Atlanta.

•
Our net interest income on a taxable equivalent basis was $37.6 million for the quarter ended September 30, 2015, a decrease of $412,000, or 1.1%, from the quarter ended September 30, 2014. Our interest income decreased $292,000 for the quarter ended September 30, 2015 as a $10.0 million decline in accretion income was partially offset by an increase of $8.2 million in loan interest income and an increase of $1.5 million in investment interest income.

•
We experienced strong loan growth across our markets during the quarter ended September 30, 2015. At September 30, 2015, total organic and purchased non-credit impaired loans were $2.0 billion, an increase of $115.5 million, or 6.2%, from June 30, 2015.

•
The accretable discount on purchased credit impaired loans, which represents the excess cash flows expected at acquisition over the estimated fair value of the loans, decreased $34.4 million to $96.5 million for the quarter ended September 30, 2015, compared to $131.0 million for the quarter ended September 30, 2014. The decrease is primarily a result of $49.7 million in accretion income recognized on purchased credit impaired loans, offset by additions from acquisitions of $1.2 million and transfers from nonaccretable to accretable discount of $14.1 million.

•	Asset quality remained strong at September 30, 2015 with a ratio of nonperforming assets to total loans plus other real estate owned of .84% and a ratio of nonperforming loans to total loans of .32%.

•	The cost of deposits continued to decline as the average cost of funds was 28 basis points for the quarter ended September 30, 2015, compared to 35 basis points for the same period in 2014.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 14.93%, CET1 and Tier 1 risk-based capital ratios of 18.13%, and a Total risk-based capital ratio of 19.20% at September 30, 2015.

•	During the third quarter of 2015, we declared and paid a cash dividend of $.07 per common share to our shareholders.
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

On close of business July 24, 2015, First Bank was merged into State Bank.

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

Loans held-for-sale include the majority of originated residential mortgage loans and certain Small Business Administration ("SBA") loans, which the Company has the intent and ability to sell. The Company has elected to account for residential mortgage loans held-for-sale under the fair value option. The fair value of committed residential mortgage loans held-for-sale is determined by outstanding commitments from investors and the fair value of uncommitted loans is based on current delivery prices in the secondary mortgage market. Net origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale.

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

Financial Summary

The following table provides unaudited selected financial data at and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2, including Table 2 below, "Non-GAAP Performance Measures Reconciliation".

Table 1 - Financial Highlights Selected Financial Information
	2015			2014		Nine Months Ended September 30
(dollars in thousands, except per share amounts; taxable equivalent)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2015	2014

SELECTED RESULTS OF OPERATIONS
Interest income on invested funds	$4,054	$4,037	$3,629	$2,932	$2,552	$11,720	$7,589
Accretion income on loans	11,156	8,365	16,069	14,124	21,110	35,590	64,733
Interest income on loans	24,397	23,174	21,498	17,496	16,237	69,069	46,966
Total interest income (1)	39,607	35,576	41,196	34,552	39,899	116,379	119,288
Interest expense	1,977	1,972	1,979	1,923	1,857	5,928	5,597
Net interest income (1)	37,630	33,604	39,217	32,629	38,042	110,451	113,691
Provision for loan and lease losses	(265)	64	3,193	1,189	416	2,992	1,707
Adjusted (amortization) accretion of FDIC receivable for loss share agreements (1)(2)	—	(492)	(1,448)	1,652	(196)	(1,940)	(17,437)
Other noninterest income (1)(3)	8,894	9,319	10,250	5,285	3,624	28,463	10,102
Total operating noninterest income (1)(2)	8,894	8,827	8,802	6,937	3,428	26,523	(7,335)
Operating noninterest expense (1)(4)	28,687	30,038	29,585	23,999	22,207	88,310	66,878
Operating income before taxes (1)(2)(4)	18,102	12,329	15,241	14,378	18,847	45,672	37,771
Operating income tax expense (1) (2)(4)	6,696	4,620	5,729	5,689	7,157	17,045	13,953
Operating income (1)(2)(4)	11,406	7,709	9,512	8,689	11,690	28,627	23,818
Loss share termination, net of tax benefit	—	(8,921)	—	—	—	(8,921)	—
Severance costs, net of tax benefit	(1,847)	(272)	(224)	(916)	(49)	(2,343)	(186)
Merger-related expenses, net of tax benefit	(440)	(537)	(84)	(188)	(137)	(1,061)	(299)
Net income (loss) available to common shareholders	$9,119	$(2,021)	$9,204	$7,585	$11,504	$16,302	$23,333

COMMON SHARE DATA
Basic net income per share	$.26	$(.06)	$.27	$.24	$.36	$.46	$.73
Diluted net income per share	.25	(.06)	.26	.23	.35	.45	.70
Cash dividends declared per share	.07	.06	.05	.04	.04	.18	.11
Book value per share	14.88	14.62	14.81	14.38	14.20	14.88	14.20
Tangible book value per share (1)	13.78	13.51	13.70	13.97	13.83	13.78	13.83
Dividend payout ratio	28.00%	(100.00)%	19.23%	17.39%	11.43%	40.00%	15.71%

COMMON SHARES OUTSTANDING
Common stock	35,753,855	35,763,791	35,738,850	32,269,604	32,271,466	35,753,855	32,271,466
Weighted average shares outstanding:
Basic	34,687,354	34,654,689	33,593,687	31,794,828	31,723,875	34,315,916	31,700,092
Diluted (5)	36,003,068	34,654,689	34,862,324	32,986,269	32,770,893	35,615,974	32,772,093

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (6)	$2,136,746	$2,099,798	$1,986,008	$1,645,013	$1,461,326	$2,078,225	$1,426,746
Assets	3,344,023	3,316,424	3,323,713	2,858,209	2,609,776	3,338,177	2,595,268
Deposits	2,766,314	2,746,818	2,716,084	2,339,566	2,125,659	2,750,220	2,107,815
Equity	529,498	525,259	525,268	461,137	448,982	526,675	445,690
Tangible equity	489,757	485,337	485,087	447,641	437,038	486,728	433,584

Table 1 - Financial Highlights Selected Financial Information
	2015			2014		Nine Months Ended September 30
(dollars in thousands, except per share amounts; taxable equivalent)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2015	2014
SELECTED ACTUAL BALANCES
Total assets	$3,388,673	$3,300,308	$3,351,908	$2,882,210	$2,647,597	$3,388,673	$2,647,597
Investment securities	831,548	815,277	819,609	640,086	532,447	831,548	532,447
Organic loans	1,694,949	1,524,286	1,433,468	1,320,393	1,291,923	1,694,949	1,291,923
Purchased non-credit impaired loans	285,419	340,539	375,874	107,797	—	285,419	—
Purchased credit impaired loans	159,323	177,361	190,847	206,339	212,802	159,323	212,802
Allowance for loan and lease losses	(28,930)	(29,569)	(29,982)	(28,638)	(27,231)	(28,930)	(27,231)
Interest-earning assets	3,184,739	3,101,341	3,150,980	2,748,397	2,497,726	3,184,739	2,497,726
Total deposits	2,795,188	2,736,285	2,777,935	2,391,682	2,155,974	2,795,188	2,155,974
Interest-bearing liabilities	1,979,675	1,988,697	2,097,016	1,817,158	1,634,116	1,979,675	1,634,116
Noninterest-bearing liabilities	876,837	788,627	725,646	600,957	555,204	876,837	555,204
Shareholders' equity	532,161	522,984	529,246	464,095	458,277	532,161	458,277

PERFORMANCE RATIOS
Operating return on average assets (2)(4)(7)	1.35%	.93%	1.16%	1.21%	1.78%	1.15%	1.23%
Operating return on average equity (2)(4)(7)	8.55	5.89	7.34	7.48	10.33	7.27	7.15
Return on average assets (8)	1.08	(.24)	1.12	1.05	1.75	.65	1.20
Return on average equity (8)	6.83	(1.54)	7.11	6.53	10.17	4.14	7.00
Cost of funds	.28	.29	.29	.33	.35	.29	.35
Net interest margin (9)(10)	4.73	4.33	5.11	4.80	6.13	4.71	6.33
Net interest margin excluding accretion income	3.52	3.45	3.22	2.96	2.99	3.39	3.02
Interest rate spread (9)(11)	4.58	4.19	4.99	4.65	5.98	4.57	6.18
Operating efficiency ratio (12)	61.66	70.79	61.61	60.66	53.55	64.47	62.88

CAPITAL RATIOS (13)
Average equity to average assets (1)	15.83%	15.84%	15.80%	16.13%	17.20%	15.78%	17.17%
Leverage ratio	14.93	14.92	15.00	15.90	17.16	14.93	17.16
CET1 risk-based capital ratio	18.13	19.12	19.51	N/A	N/A	18.13	N/A
Tier 1 risk-based capital ratio	18.13	19.12	19.51	23.12	25.17	18.13	25.17
Total risk-based capital ratio	19.20	20.28	20.70	24.37	26.42	19.20	26.42

ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.01%	.01%	.01%	.36%	.02%	.01%	(.02)%
Nonperforming loans to total loans	.30	.33	.33	.42	.13	.30	.13
Nonperforming assets to loans + ORE	.33	.34	.33	.43	.16	.33	.16
Past due loans to total loans	.08	.08	.11	.17	.10	.08	.10
Allowance for loan and lease losses to loans	1.19	1.29	1.36	1.39	1.46	1.19	1.46

(1) Non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2, "Non-GAAP Performance Measures Reconciliation" for further information.
(2) Excludes the one-time loss share expense termination charge of $14.5 million, net of income tax benefit of $5.6 million, in the second quarter of 2015.
(3) Includes all line items of noninterest income other than (amortization) accretion of FDIC receivable for loss share agreements.
(4) Excludes severance costs and merger-related expenses.
(5) Since the Company had a net loss for the three month period ended June 30, 2015, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the period.

(6) Includes quarter-to-date average nonaccrual loans of $5.9 million for third quarter 2015, $4.9 million for second quarter 2015, $5.1 million for first quarter 2015, $5.6 million for fourth quarter 2014 and $1.7 million for third quarter 2014. Includes year-to-date average nonaccrual loans of $5.3 million for third quarter 2015 and $1.9 million for third quarter 2014.
(7) Operating income annualized for the applicable period.
(8) Net income annualized for the applicable period.
(9) Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 35%.
(10) Net interest income divided by average interest-earning assets.
(11) Yield on interest-earning assets less cost of interest-bearing liabilities.
(12) Noninterest expenses divided by net interest income plus noninterest income.
(13) Beginning January 1, 2015, the Company's ratios are calculated using the Basel III framework. Capital ratios for prior periods were calculated using the Basel I framework. The Common Equity Tier 1 (CET1) capital ratio is a new ratio introduced under the Basel III framework.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Management evaluates the capital position and operating performance of the Company by using certain financial measures not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), including: interest income - taxable equivalent, net interest income - taxable equivalent, adjusted (amortization) accretion of FDIC receivable for loss share agreements, other noninterest income, total operating noninterest income, operating noninterest expense, operating income before taxes - taxable equivalent, operating income tax expense, operating income, tangible book value per common share, operating efficiency ratio and average equity to average assets. We have included these non-GAAP financial measures in this report for the applicable periods presented. Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: preparation of our operating budgets, monthly financial performance reporting, and presentation to investors of our performance.

Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are presented in the accompanying table. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. These non-GAAP financial measures should not be considered as substitutes for GAAP financial measures, and we strongly encourage investors to review the GAAP financial measures included in this report and not to place undue reliance upon any single financial measure. In addition, because non-GAAP financial measures are not standardized, it may not be possible to compare the non-GAAP financial measures presented in this report with other companies’ non-GAAP financial measures having the same or similar names.

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	2015			2014		Nine Months Ended September 30
(dollars in thousands, except per share amounts; taxable equivalent)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2015	2014

INTEREST INCOME RECONCILIATION
Interest income - taxable equivalent	$39,607	$35,576	$41,196	$34,552	$39,899	$116,379	$119,288
Taxable equivalent adjustment	(183)	(109)	(125)	(84)	(82)	(417)	(235)
Interest income (GAAP)	$39,424	$35,467	$41,071	$34,468	$39,817	$115,962	$119,053

NET INTEREST INCOME RECONCILIATION
Net interest income - taxable equivalent	$37,630	$33,604	$39,217	$32,629	$38,042	$110,451	$113,691
Taxable equivalent adjustment	(183)	(109)	(125)	(84)	(82)	(417)	(235)
Net interest income (GAAP)	$37,447	$33,495	$39,092	$32,545	$37,960	$110,034	$113,456

ADJUSTED (AMORTIZATION) ACCRETION OF FDIC RECEIVABLE FOR LOSS SHARE AGREEMENTS
Adjusted (amortization) accretion of FDIC receivable for loss share agreements	$—	$(492)	$(1,448)	$1,652	$(196)	$(1,940)	$(17,437)
Loss share termination	—	(14,548)	—	—	—	(14,548)	—
(Amortization) accretion of FDIC receivable for loss share agreements (GAAP)	$—	$(15,040)	$(1,448)	$1,652	$(196)	$(16,488)	$(17,437)

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	2015			2014		Nine Months Ended September 30
(dollars in thousands, except per share amounts; taxable equivalent)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2015	2014
TOTAL OPERATING NONINTERST INCOME RECONCILIATION
Total operating noninterest income	$8,894	$8,827	$8,802	$6,937	$3,428	$26,523	$(7,335)
Loss share termination	—	(14,548)	—	—	—	(14,548)	—
Total noninterest income (GAAP)	$8,894	$(5,721)	$8,802	$6,937	$3,428	$11,975	$(7,335)

OPERATING NONINTEREST EXPENSE RECONCILIATION
Operating noninterest expense	$28,687	$30,038	$29,585	$23,999	$22,207	$88,310	$66,878
Merger-related expenses	717	876	137	306	223	1,730	488
Severance costs	3,012	443	365	1,494	80	3,820	303
Total noninterest expense (GAAP)	$32,416	$31,357	$30,087	$25,799	$22,510	$93,860	$67,669

OPERATING INCOME BEFORE TAXES RECONCILIATION
Operating income before taxes	$18,102	$12,329	$15,241	$14,378	$18,847	$45,672	$37,771
Loss share termination	—	(14,548)	—	—	—	(14,548)	—
Merger-related expenses	(717)	(876)	(137)	(306)	(223)	(1,730)	(488)
Severance costs	(3,012)	(443)	(365)	(1,494)	(80)	(3,820)	(303)
Taxable equivalent adjustment to interest income	(183)	(109)	(125)	(84)	(82)	(417)	(235)
Income (loss) before taxes (GAAP)	$14,190	$(3,647)	14,614	12,494	$18,462	$25,157	$36,745

OPERATING INCOME TAX RECONCILIATION
Operating income tax expense	$6,696	$4,620	$5,729	$5,689	$7,157	$17,045	$13,953
Loss share termination tax benefit	—	(5,627)	—	—	—	(5,627)	—
Merger-related expenses tax benefit	(277)	(339)	(53)	(118)	(86)	(669)	(189)
Severance costs tax benefit	(1,165)	(171)	(141)	(578)	(31)	(1,477)	(117)
Taxable equivalent adjustment to interest income	(183)	(109)	(125)	(84)	(82)	(417)	(235)
Income tax expense (GAAP)	$5,071	$(1,626)	$5,410	$4,909	$6,958	$8,855	$13,412

OPERATING INCOME RECONCILIATION
Operating income	$11,406	$7,709	$9,512	$8,689	$11,690	$28,627	$23,818
Loss share termination, net of tax benefit	—	(8,921)	—	—	—	(8,921)	—
Merger-related expenses, net of tax benefit	(440)	(537)	(84)	(188)	(137)	(1,061)	(299)
Severance costs, net of tax benefit	(1,847)	(272)	(224)	(916)	(49)	(2,343)	(186)
Net income (GAAP)	$9,119	$(2,021)	$9,204	$7,585	$11,504	$16,302	$23,333

BOOK VALUE PER COMMON SHARE RECONCILIATION
Tangible book value per common share	$13.78	$13.51	$13.70	$13.97	$13.83	$13.78	$13.83
Effect of goodwill and other intangibles	1.10	1.11	1.11	.41	.37	1.10	.37
Book value per common share (GAAP)	$14.88	$14.62	$14.81	$14.38	$14.20	$14.88	$14.20

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	2015			2014		Nine Months Ended September 30
(dollars in thousands, except per share amounts; taxable equivalent)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2015	2014
AVERAGE EQUITY TO AVERAGE ASSETS RECONCILIATION
Average tangible common equity to average assets	14.65%	14.63%	14.59%	15.66%	16.75%	14.58%	16.71%
Effect of average goodwill and other intangibles	1.18	1.21	1.21	.47	.45	1.20	.46
Average equity to average assets (GAAP)	15.83%	15.84%	15.80%	16.13%	17.20%	15.78%	17.17%

OPERATING EFFICIENCY RATIO RECONCILIATION
Operating efficiency ratio	61.66%	70.79%	61.61%	60.66%	53.55%	64.47%	62.88%
Effect of tax equivalent adjustment to interest income, loss share termination, merger-related expenses, and severance costs	8.29	42.11	1.21	4.68	.84	12.46	.89
Efficiency ratio (GAAP)	69.95%	112.90%	62.82%	65.34%	54.39%	76.93%	63.77%

Results of Operations

Net Income

We reported net income of $9.1 million and $16.3 million for the three and nine months ended September 30, 2015, respectively, compared to net income of $11.5 million and $23.3 million for the same periods in 2014, respectively. Diluted earnings per common share was $.25 and $.45 for the three and nine months ended September 30, 2015, respectively, compared to diluted earnings per common share of $.35 and $.70 for the same periods in 2014, respectively.

Operating Income

We reported operating income of $11.4 million and $28.6 million for the three and nine months ended September 30, 2015, respectively, compared to operating income of $11.7 million and $23.8 million for the same periods in 2014, respectively. Diluted operating income per share was $.31 and $.78 for the three and nine months ended September 30, 2015, respectively, compared to diluted operating income per share of $.35 and $.72 for the same periods in 2014, respectively.

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

Three Months Ended September 30, 2015 and 2014

Our net interest income on a taxable equivalent basis was $37.6 million for the three months ended September 30, 2015, a decrease of $412,000, or 1.1%, from the three months ended September 30, 2014. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.58% for the three months ended September 30, 2015, compared to 5.98% for the same period in 2014, a decrease of 140 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.73% for the three months ended September 30, 2015 compared to 6.13% for the same period in 2014, a decrease of 140 basis points.

The yield on average earnings assets was 4.98% for the three months ended September 30, 2015, compared to 6.43% for the three months ended September 30, 2014, a decrease of 145 basis points, driven primarily by a $10.0 million decline in accretion income on purchased credit impaired loans. Our yield on purchased credit impaired loans was 26.49% for the three months ended September 30, 2015, compared to 38.90% for the three months ended September 30, 2014, a decrease of 1,241 basis points. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decline in our yield on purchased credit impaired loans was primarily due to no loan pools closing during the three months ended September 30, 2015, compared to three loan pools closing during the three months ended September 30, 2014 resulting in a gain of $9.2 million. Our yield on loans, excluding purchased credit impaired loans, was 4.91% for the three months ended September 30, 2015, compared to 5.17% for the same period in 2014, a decrease of 26 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 1.86% and 1.70% for the three months ended September 30, 2015 and 2014, respectively. The increase of 16 basis points compared to the prior period was attributed to activity in the three months ended September 30, 2014 in which bond prepayments increased the premium amortization, resulting in a lower yield for the quarter.

The average rate on interest-bearing liabilities was .40% for the three months ended September 30, 2015, a decrease of 5 basis points from the same period in 2014. The average rate paid on interest-bearing deposits was .39% and .44% for the three months ended September 30, 2015 and 2014, respectively. The decrease of five basis points was primarily the result of time deposits acquired in our acquisition of First Bank because the interest expense on these deposits incorporated the benefit of the fair value adjustment. Our cost of funds was 28 basis points for the three months ended September 30, 2015, a decrease of seven basis points from the same period in 2014.

Nine Months Ended September 30, 2015 and 2014

Our net interest income on a taxable equivalent basis was $110.5 million for the nine months ended September 30, 2015, a decrease of $3.2 million, or 2.8%, from the nine months ended September 30, 2014. Our net interest spread on a taxable equivalent basis was 4.57% for the nine months ended September 30, 2015, compared to 6.18% for the same period in 2014, a decrease of 161 basis points. Our net interest margin on a taxable equivalent basis was 4.71% for the nine months ended September 30, 2015 compared to 6.33% for the same period in 2014, a decrease of 162 basis points.

The yield on average earnings assets was 4.96% for the nine months ended September 30, 2015, compared to 6.64% for the same period in 2014, a decrease of 168 basis points, driven primarily by a $29.1 million decline in accretion income on purchased credit impaired loans. Our yield on purchased credit impaired loans was 25.87% for the nine months ended September 30, 2015, compared to 36.81% for the nine months ended September 30, 2014, a decrease of 1,094 basis points. The decline in our yield on purchased credit impaired loans was primarily due to a decrease of $22.4 million in gains on loan pool closings in relation to average purchased credit impaired loans for the nine months ended September 30, 2015 compared to the same period in 2014. Our yield on loans, excluding purchased credit impaired loans, was 4.87% for the nine months ended September 30, 2015, compared to 5.27% for the same period in 2014, a decrease of 40 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 1.83% and 1.85% for the nine months ended September 30, 2015 and 2014, respectively. The decrease of two basis points was primarily driven by our deployment of excess cash on the balance sheet into shorter term securities. The investment in shorter term, lower yielding securities increased our overall earnings on liquid assets while at the same time decreased our overall yield on our investment portfolio.

The average rate on interest-bearing liabilities was .39% for the nine months ended September 30, 2015, a decrease of seven basis points from the same period in 2014. The average rate paid on interest-bearing deposits was .38% and .43% for the nine months ended September 30, 2015 and 2014, respectively. The decrease of five basis points was primarily the result of time deposits acquired in our acquisition of First Bank because the interest expense on these deposits incorporated the benefit of the fair value adjustment. Our cost of funds was 29 basis points for the nine months ended September 30, 2015, a decrease of six basis points from the same period in 2014.

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

	For the Three Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$179,526	$124.27%		$476,190	$313.26%
Investment securities (1)	837,786	3,930	1.86%	523,488	2,239	1.70%
Loans, excluding purchased credit impaired loans (2)(3)	1,969,651	24,397	4.91%	1,246,008	16,237	5.17%
Purchased credit impaired loans	167,095	11,156	26.49%	215,318	21,110	38.90%
Total earning assets	3,154,058	39,607	4.98%	2,461,004	39,899	6.43%
Total nonearning assets	189,965			148,772
Total assets	$3,344,023			$2,609,776
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$486,514	$164.13%		$376,052	$124.13%
Savings & money market deposits	1,042,941	1,240.47%		896,503	1,038.46%
Time deposits less than $250,000	295,304	284.38%		239,924	328.54%
Time deposits $250,000 or greater	57,511	52.36%		20,906	41.78%
Brokered and wholesale time deposits	70,004	171.97%		96,743	263	1.08%
Other borrowings	15,507	66	1.69%	2,778	63	9.00%
Total interest-bearing liabilities	1,967,781	1,977.40%		1,632,906	1,857.45%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	814,040			495,531
Other liabilities	32,704			32,357
Shareholders’ equity	529,498			448,982
Total liabilities and shareholders’ equity	$3,344,023			$2,609,776
Net interest income		$37,630			$38,042
Net interest spread			4.58%			5.98%
Net interest margin			4.73%			6.13%
Net interest margin excluding accretion income			3.52%			2.99%
Cost of funds			.28%			.35%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $4,000 and $7,000 for the three months ended September 30, 2015 and 2014, respectively.
(2)   Includes average nonaccrual loans of $5.9 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $179,000 and $75,000 for the three months ended September 30, 2015 and 2014, respectively.

	For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$236,658	$475.27%		$494,699	$978.26%
Investment securities (1)	821,056	11,245	1.83%	478,815	6,611	1.85%
Loans, excluding purchased credit impaired loans (2)(3)	1,894,314	69,069	4.87%	1,191,635	46,966	5.27%
Purchased credit impaired loans	183,911	35,590	25.87%	235,111	64,733	36.81%
Total earning assets	3,135,939	116,379	4.96%	2,400,260	119,288	6.64%
Total nonearning assets	202,238			195,008
Total assets	$3,338,177			$2,595,268
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$505,196	$519.14%		$370,127	$347.13%
Savings & money market deposits	1,057,324	3,619.46%		894,561	3,011.45%
Time deposits less than $250,000	310,643	643.28%		251,353	1,059.56%
Time deposits $250,000 or greater	57,142	337.79%		22,600	137.81%
Brokered and wholesale time deposits	85,494	612.96%		101,195	745.98%
Other borrowings	18,261	198	1.45%	4,016	298	9.92%
Total interest-bearing liabilities	2,034,060	5,928.39%		1,643,852	5,597.46%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	734,421			467,979
Other liabilities	43,021			37,747
Shareholders’ equity	526,675			445,690
Total liabilities and shareholders’ equity	$3,338,177			$2,595,268
Net interest income		$110,451			$113,691
Net interest spread			4.57%			6.18%
Net interest margin			4.71%			6.33%
Net interest margin excluding accretion income			3.39%			3.02%
Cost of funds			.29%			.35%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $36,000 and $29,000 for the nine months ended September 30, 2015 and 2014, respectively.
(2)   Includes average nonaccrual loans of $5.3 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $381,000 and $206,000 for the nine months ended September 30, 2015 and 2014, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2015 vs. 2014			September 30, 2015 vs. 2014
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$9,001	$(841)	$8,160	$25,855	$(3,752)	$22,103
Loan accretion	(4,106)	(5,848)	(9,954)	(12,325)	(16,818)	(29,143)
Investment securities	1,456	235	1,691	4,687	(53)	4,634
Interest-bearing deposits in other financial institutions	(204)	15	(189)	(518)	15	(503)
Total interest income	6,147	(6,439)	(292)	17,699	(20,608)	(2,909)

Interest expense:
Deposits	330	(213)	117	1,118	(687)	431
Other borrowings	89	(86)	3	329	(429)	(100)
Total interest expense	419	(299)	120	1,447	(1,116)	331
Net interest income	$5,728	$(6,140)	$(412)	$16,252	$(19,492)	$(3,240)

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

Organic Loans

We recorded a provision for loan and lease losses related to organic loans of $614,000 and $1.0 million for the three months ended September 30, 2015 and 2014, respectively. We recorded a provision for loan and lease losses related to organic loans of $1.9 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. The activity in our ALLL on purchased non-credit impaired loans included no charge-offs for the three months ended September 30, 2015 and $48,000 in consumer and residential real estate charge-offs for the nine months ended September 30, 2015. The activity also included consumer and residential real estate recoveries of $6,000 for both the three and nine months ended September 30, 2015. The provision for loan and lease losses recorded was negative $6,000 for the three months ended September 30, 2015 and $42,000 for the nine months ended September 30, 2015, resulting in no ending allowance at September 30, 2015 on purchased non-credit impaired loans. Our purchased non-credit impaired loans portfolio was established during the fourth quarter of 2014; therefore, no provision for loan and leases losses was recorded for purchased non-credit impaired loans for the three or nine months ended September 30, 2014.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis and we record a provision for loan and lease losses during the period for any decline in expected cash flows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the purchased credit impaired loan once any previously recorded impairment is recaptured. Prior to termination of our loss share agreements with the FDIC, the amount of provision for formerly covered assets was recorded through the FDIC receivable for loss share agreements. Subsequent to termination of the FDIC loss share agreements, the impact of any provision related to formerly covered assets will not be offset by changes in the FDIC receivable for loss share, which may result in greater volatility. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $873,000 and $584,000 for the three months ended September 30, 2015 and 2014, respectively. We recorded a provision for loan and lease losses related to purchased credit impaired loans of $1.0 million and a negative provision of $293,000 for the nine months ended September 30, 2015 and 2014, respectively.

Operating Noninterest Income and Noninterest Income

Operating noninterest income for the three months ended September 30, 2015 totaled $8.9 million, up $5.5 million from the same period in 2014. Operating noninterest income for the nine months ended September 30, 2015 totaled $26.5 million, up $33.9 million from the same period in 2014. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Service charges on deposits	$1,491	$1,206	$4,481	$3,560
Mortgage banking income	3,079	191	9,239	513
SBA income	1,720	—	4,223	—
Payroll fee income	1,004	875	3,118	2,650
ATM income	742	621	2,240	1,847
Bank-owned life insurance income	537	333	1,454	991
Prepayment fees	551	135	2,937	350
Gain (loss) on sale of investment securities	17	—	338	23
Other	(247)	263	433	168
Noninterest income before amortization of FDIC receivable for loss share agreements	8,894	3,624	28,463	10,102
Adjusted amortization of FDIC receivable for loss share agreements (1)	—	(196)	(1,940)	(17,437)
Total operating noninterest income (1)	8,894	3,428	26,523	(7,335)
Loss share termination	—	—	(14,548)	—
Total noninterest income	$8,894	$3,428	$11,975	$(7,335)

(1) Adjusted amortization of FDIC receivable for loss share agreements and total operating noninterest income are non-GAAP financial measures. Refer to the section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2 "Non-GAAP Performance Measures Reconciliation" for further information regarding these measure.

Mortgage banking income increased $2.9 million, or 1,512.0%, for the three months ended September 30, 2015 from the same period in 2014. Mortgage banking income increased $8.7 million, or 1,701.0%, for the nine months ended September 30, 2015 from the same period in 2014. The increase in mortgage banking income for both periods is primarily a result of our acquisition of First Bank, which increased our originations and sales of mortgage loans. SBA income was $1.7 million and $4.2 million for the three and nine months ended September 30, 2015, respectively. We had no SBA income for the three or nine months ended September 30, 2014. The addition of SBA income was directly related to our acquisition of Bank of Atlanta in the fourth quarter of 2014.

Prepayment fees increased $416,000 and $2.6 million for the three and nine months ended September 30, 2015, respectively, from the same respective periods in 2014. The increase in prepayment fees was a result of increased activity on early payoffs of fixed rate loans in both periods.

Operating noninterest income includes the adjusted amortization of the FDIC receivable for loss share agreements, which represents amortization expense on the FDIC receivable for loss share agreements, net of the $14.5 million one-time charge we incurred as a result of terminating our loss share agreements in the second quarter of 2015. The $196,000 decrease in the adjusted amortization of the FDIC receivable for loss share agreements for the three months ended September 30, 2015, from the same period in 2014, was a result of ceasing to amortize the FDIC receivable when we terminated loss share coverage. The $15.5 million decrease in the adjusted amortization of the FDIC receivable for loss share agreements for the nine months ended September 30, 2015 compared to the same period in 2014 was due to the expiration of our commercial loss share agreements for our largest failed bank transactions in the first three quarters of 2014, as the amortization period was the lesser of the life of the loan or the loss share agreement.

Operating Noninterest Expense and Noninterest Expense

Operating noninterest expense for the for three months ended September 30, 2015 totaled $28.7 million, up $6.5 million from the same period in 2014. Operating noninterest expense for the nine months ended September 30, 2015 totaled $88.3 million, up $21.4 million from the same period in 2014.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Salaries and employee benefits (1)	$20,281	$14,564	$59,561	$43,993
Occupancy and equipment	3,113	2,440	9,437	7,283
Data processing	2,097	1,758	6,812	5,144
Legal and professional fees	1,144	851	3,912	2,596
Marketing	491	453	1,526	1,333
Federal deposit insurance premiums and other regulatory fees	621	356	1,582	1,027
Loan collection and OREO costs	(1,198)	—	(907)	592
Amortization of intangibles	436	152	1,295	475
Other	1,702	1,633	5,092	4,435
Total operating noninterest expense (2)	28,687	22,207	88,310	66,878
Severance costs	3,012	80	3,820	303
Merger-related expenses	717	223	1,730	488
Total noninterest expense	$32,416	$22,510	$93,860	$67,669

(1) Exclusive of severance costs.
(2) Operating noninterest expense is a non-GAAP financial measure. Refer to the section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2 "Non-GAAP Performance Measures Reconciliation" for further information regarding this measure.

Exclusive of severance costs, salaries and employee benefits increased $5.7 million, or 39.3%, for the three months ended September 30, 2015 from the same period in 2014, of which $4.5 million was related to our acquisition of First Bank. Exclusive of severance costs, salaries and employee benefits increased $15.6 million, or 35.4%, for the nine months ended September 30, 2015 from the same period in 2014, of which $11.8 million was related to our acquisition of First Bank. The remaining increases in salaries and employee benefits for the three and nine months ended September 30, 2015 and 2014, were mainly due to increases in equity compensation, commissions on mortgage originations and SBA production, and activity related to our acquisition of Bank of Atlanta.

Loan collection and OREO costs, which are net of rental fees on OREO properties as well as gains and losses on OREO, were negative $1.2 million for the three months ended September 30, 2015 compared to none for the same period in 2014. Loan collection and OREO costs decreased $1.5 million, or 253.2%, for the nine months ended ended September 30, 2015 from the same period in 2014. The decreases are mainly attributed to net gains from OREO activity and higher rental fees of $1.2 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, compared to the same respective periods in 2014. Of the decreases, $519,000 and $677,000 in net gains on sales of OREO for the three and nine months ended September 30, 2015, respectively, would have been paid to the FDIC had we not terminated the loss share agreements. Loan collection expenses of $260,000 and $569,000 for the three and nine months ended September 30, 2015, respectively, would have been reimbursed to us by the FDIC had we not terminated the loss share agreements.

Amortization of intangibles increased $284,000, or 186.8%, for the three months ended September 30, 2015 from the same period in 2014, of which $210,000 was related to intangibles recorded and amortized from the First Bank acquisition. Amortization of intangibles increased $820,000, or 172.6%, for the nine months ended September 30, 2015 from the same period in 2014, of which $630,000 was related to intangibles recorded and amortized from the First Bank acquisition.

Merger-related expenses increased $494,000, or 221.5%, for the three months ended September 30, 2015 from the same period in 2014. Merger-related expenses increased $1.2 million, or 254.5%, for the nine months ended September 30, 2015 from the same period in 2014. The merger-related expense increases directly related to the acquisitions of Bank of Atlanta and First Bank.

Severance costs increased $2.9 million, or 3,665.0%, for the three months ended September 30, 2015 compared to the same period in 2014. Severance costs increased $3.5 million, or 1,160.7%, for the nine months ended September 30, 2015 compared to the same period in 2014. The increases resulted from the organizational realignment driven by the Company's overall efficiency initiative related to the early termination of loss share, efficiencies from the consolidation of First Bank into State Bank, and consolidation of State Bank's finance, legal, risk, credit, operations, and technology functions.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The operating effective tax rate was 37.0% and 38.0% for the three months ended September 30, 2015 and 2014, respectively. The operating effective tax rate was 37.3% and 36.9% for the nine months ended September 30, 2015 and 2014, respectively.

Balance Sheet Review

General

At September 30, 2015, we had total assets of approximately $3.4 billion, consisting principally of $1.7 billion in net organic loans, $285.4 million in net purchased non-credit impaired loans, $150.6 million in net purchased credit impaired loans, $831.5 million in investment securities, $11.4 million in other real estate owned and $169.7 million in cash and cash equivalents. Our liabilities at September 30, 2015 totaled $2.9 billion, consisting principally of $2.8 billion in deposits. At September 30, 2015, our shareholders' equity was $532.2 million.

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

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At September 30, 2015, we had $831.5 million in available-for-sale securities representing approximately 24.5% of total assets, compared to $640.1 million, or 22.2% of total assets, at December 31, 2014. Our increased investment in securities totaling $191.5 million, or 29.9%, compared to December 31, 2014 was due primarily to the investment portfolio we acquired in our acquisition of First Bank, which was subsequently sold and replaced with securities similar to the existing State Bank portfolio. Management also continued to invest excess cash to receive a higher return on liquid assets. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile.

        At September 30, 2015, $110.3 million, or 13.3%, of our available-for-sale securities were invested in securities of U.S. Government agencies, compared to $117.3 million, or 18.3%, at December 31, 2014. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At September 30, 2015, $470.1 million, or 56.5%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $352.5 million, or 55.1%, at December 31, 2014. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At September 30, 2015, $130.3 million, or 15.7% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $115.0 million, or 18.0%, at December 31, 2014. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At September 30, 2015, $46.3 million, or 5.6%, of our available-for-sale securities were invested in asset-backed securities, compared to $26.7 million, or 4.2%, at December 31, 2014. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At September 30, 2015, $70.9 million, or 8.5%, of our available-for-sale securities were invested in corporate securities, compared to $22.6 million, or 3.5%, at December 31, 2014. Corporate securities currently consist of short duration debt. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following table is a summary of our available-for-sale investment portfolio at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$109,998	$110,340	$116,830	$117,349
States and political subdivisions	3,628	3,638	5,881	5,897
Residential mortgage-backed securities — nonagency	126,021	130,286	109,344	115,031
Residential mortgage-backed securities — agency	468,580	470,079	351,769	352,528
Asset-backed securities	46,570	46,344	26,820	26,700
Corporate securities	70,763	70,861	22,577	22,581
Total investment securities available-for-sale	$825,560	$831,548	$633,221	$640,086

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

	Distribution of Maturities (1)
September 30, 2015	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$3,005	$106,993	$—	$—	$109,998
States and political subdivisions	3,326	302	—	—	3,628
Residential mortgage-backed securities — nonagency	—	—	—	126,021	126,021
Residential mortgage-backed securities — agency	—	5,374	409,463	53,743	468,580
Asset-backed securities	—	—	12,846	33,724	46,570
Corporate securities	2,551	68,212	—	—	70,763
Total debt securities	$8,882	$180,881	$422,309	$213,488	$825,560

Fair Value (1):
U.S. Government securities	$3,035	$107,305	$—	$—	$110,340
States and political subdivisions	3,328	310	—	—	3,638
Residential mortgage-backed securities — nonagency	—	—	—	130,286	130,286
Residential mortgage-backed securities — agency	—	5,436	410,945	53,698	470,079
Asset-backed securities	—	—	12,830	33,514	46,344
Corporate securities	2,550	68,311	—	—	70,861
Total debt securities	$8,913	$181,362	$423,775	$217,498	$831,548

Weighted average yield (2):
Total debt securities	1.82%	1.62%	1.37%	2.6%	1.75%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $2.1 billion at September 30, 2015 and $1.6 billion at December 31, 2014. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $374.6 million, or 28.4%, to $1.7 billion at September 30, 2015 from December 31, 2014. The $374.6 million increase was a result of improved economic conditions within our markets, leading to increased loan demand which included approximately $1.1 billion in new loan fundings, offset by approximately $720.9 million in paydowns.

Purchased Loans

Purchased non-credit impaired loans were $285.4 million at September 30, 2015, up $177.6 million, or 164.8%, from December 31, 2014, primarily as a result of loans we acquired in our acquisition of First Bank. Net of the $2.0 million increase related to the First Bank acquisition, our purchased credit impaired loans decreased $49.0 million, or 23.7%, to $159.3 million at September 30, 2015 from December 31, 2014. Our purchased credit impaired loans declined as these loans were paid down or charged-off.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2015					December 31, 2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$412,788	$37,326	$16,473	$466,587	21.8%	$310,987	$2,166	$24,544	$337,697	20.7%
Other commercial real estate	705,616	79,878	42,637	828,131	38.7%	609,478	26,793	58,680	694,951	42.5%
Total commercial real estate	1,118,404	117,204	59,110	1,294,718	60.5%	920,465	28,959	83,224	1,032,648	63.2%
Residential real estate	127,823	75,987	67,218	271,028	12.7%	91,448	43,669	78,793	213,910	13.1%
Owner-occupied real estate	212,171	69,619	30,655	312,445	14.6%	188,933	22,743	42,168	253,844	15.5%
Commercial, financial & agricultural	165,305	19,529	2,132	186,966	8.7%	90,930	11,635	1,953	104,518	6.4%
Leases	54,814	—	—	54,814	2.6%	19,959	—	—	19,959	1.2%
Consumer	16,432	3,080	208	19,720.9%		8,658	791	201	9,650.6%
Total gross loans receivable, net of deferred fees	1,694,949	285,419	159,323	2,139,691	100.0%	1,320,393	107,797	206,339	1,634,529	100.0%
Allowance for loan and lease losses	(20,176)	—	(8,754)	(28,930)		(18,392)	—	(10,246)	(28,638)
Total loans, net	$1,674,773	$285,419	$150,569	$2,110,761		$1,302,001	$107,797	$196,093	$1,605,891

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

The following table presents a summary of the calculation of the loss recognized as a result of the termination of the FDIC loss share agreements, including the clawback provisions and settlement of historic loss share and expense reimbursement claims (dollars in thousands):

Nine Months Ended
September 30, 2015
Cash paid to the FDIC to settle loss share agreements	$(3,100)
FDIC loss share receivable	(16,959)
FDIC clawback payable	5,511
Loss on termination of FDIC loss share	(14,548)
Net amortization of FDIC receivable for loss share agreements during the period	(1,940)
Amortization of FDIC receivable for loss share agreements	$(16,488)

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

At September 30, 2015, our total ALLL for the loan portfolio was $28.9 million, an increase of $292,000 compared to December 31, 2014. The ALLL reflected $3.7 million of net charge-offs and a $3.0 million provision for loan and lease losses on our total loan portfolio for the nine months ended September 30, 2015.

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

At September 30, 2015, our organic ALLL increased $1.8 million to $20.2 million, compared to $18.4 million at December 31, 2014. The increase in our organic ALLL at September 30, 2015 is primarily from $1.9 million of provision for loan and lease losses charged to expense for the nine months ended September 30, 2015 as a result of organic loan growth during the period.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At September 30, 2015, we held no ALLL for purchased non-credit impaired loans because the credit discounts recorded at acquisition exceeded any ALLL calculated.

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

The ALLL analysis on purchased credit impaired loans represents management's estimate of the potential impairment of the acquired loans, or pools of acquired loans, after the original acquisition date. We established the purchased credit impaired ALLL due to additional credit deterioration in our purchased credit impaired loan portfolio after initial fair value estimates. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. The potentially higher yield is recorded as accretion income on our consolidated statements of income. If actual losses exceed the estimated losses, we record a provision for loan and lease losses on purchased credit impaired loans as an expense on our consolidated statements of income. If actual losses are less than our previously estimated losses, we reduce the purchased credit impaired ALLL by recording a negative provision for loan and lease losses on purchased credit impaired loans up to the amount of the ALLL previously recorded. Prior to the early termination of FDIC loss share coverage in the second quarter of 2015, we recorded the provision for loan and lease losses on purchased credit impaired loans covered by loss share agreements with the FDIC net of the amount that we expected to recover under the related FDIC loss share agreements.

At September 30, 2015, our purchased credit impaired ALLL was $8.8 million, compared to $10.2 million at December 31, 2014. The provision for loan and lease losses charged to expense for the nine months ended September 30, 2015 was $1.0 million, net of the amount recorded through the FDIC receivable, compared to a negative $293,000 for the same period in 2014. The increase was primarily attributed to the decrease in expected cash flows on one loan. At September 30, 2015, our overall outstanding purchased credit impaired loan portfolio balance continued to decline with an ending balance of $159.3 million compared to $206.3 million at December 31, 2014. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

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

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Nine Months Ended September 30
	2015				2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$18,392	$—	$10,246	$28,638	$16,656	$17,409	$34,065
Charge-offs:
Construction, land & land development	—	—	(1,138)	(1,138)	(77)	(4,525)	(4,602)
Other commercial real estate	—	—	(3,580)	(3,580)	—	(7,517)	(7,517)
Total commercial real estate	—	—	(4,718)	(4,718)	(77)	(12,042)	(12,119)
Residential real estate	—	(24)	(1,009)	(1,033)	(1)	(1,011)	(1,012)
Owner-occupied real estate	—	—	(1,275)	(1,275)	—	(2,359)	(2,359)
Commercial, financial & agricultural	(185)	—	(1,533)	(1,718)	(207)	(1,404)	(1,611)
Leases	—	—	—	—	—	—	—
Consumer	(18)	(24)	(131)	(173)	(17)	(64)	(81)
Total charge-offs	$(203)	$(48)	$(8,666)	$(8,917)	$(302)	$(16,880)	$(17,182)
Recoveries on loans previously charged-off:
Construction, land & land development	1	—	831	832	290	4,548	4,838
Other commercial real estate	—	—	2,096	2,096	1	3,149	3,150
Total commercial real estate	1	—	2,927	2,928	291	7,697	7,988
Residential real estate	10	1	332	343	25	1,159	1,184
Owner-occupied real estate	—	—	848	848	5	1,294	1,299
Commercial, financial & agricultural	62	—	789	851	152	763	915
Leases	—	—	—	—	—	—	—
Consumer	8	5	189	202	1	61	62
Total recoveries	$81	$6	$5,085	$5,172	$474	$10,974	$11,448
Net (charge-offs) recoveries	(122)	(42)	(3,581)	(3,745)	172	(5,906)	(5,734)
Provision for loan and lease losses	1,906	42	2,089	4,037	2,000	(3,100)	(1,100)
Amount attributable to FDIC loss share agreements	—	—	(1,045)	(1,045)	—	2,807	2,807
Total provision for loan and lease losses charged to operations	1,906	42	1,044	2,992	2,000	(293)	1,707
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	1,045	1,045	—	(2,807)	(2,807)
Balance, at end of period	$20,176	—	$8,754	$28,930	$18,828	$8,403	$27,231
Allowance for loan and lease losses to loans	1.19%	—%	5.49%	1.35%	1.46%	3.95%	1.81%
Ratio of net charge-offs (recoveries) to average loans outstanding	.01%	.01%	2.60%	.24%	(.02)%	3.36%	.54%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$6,523	19.3%	$6,199	19.0%
Other commercial real estate	6,423	33.0%	6,935	37.3%
Total commercial real estate	12,946	52.3%	13,134	56.3%
Residential real estate	1,779	6.0%	1,190	5.6%
Owner-occupied real estate	2,051	9.9%	1,928	11.5%
Commercial, financial & agricultural	2,440	7.7%	1,770	5.6%
Leases	712	2.6%	262	1.2%
Consumer	248.8%		108.5%
Total allowance for organic loans	$20,176	79.3%	$18,392	80.7%

Purchased loans
Construction, land & land development	$1,591	2.5%	$1,987	1.7%
Other commercial real estate	2,278	5.7%	3,474	5.2%
Total commercial real estate	3,869	8.2%	5,461	6.9%
Residential real estate	2,057	6.7%	2,298	7.5%
Owner-occupied real estate	2,726	4.7%	1,916	4.0%
Commercial, financial & agricultural	93	1.0%	567.8%
Consumer	9.1%		4.1%
Total allowance for purchased loans	$8,754	20.7%	$10,246	19.3%

Total allowance for loan and lease losses	$28,930	100.0%	$28,638	100.0%

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

For nonaccrual organic impaired loans, we will record either a specific allowance or a charge-off against the ALLL if an impairment analysis indicates a collateral deficiency. For nonaccrual purchased non-credit impaired loans, if an impairment analysis indicates a collateral deficiency, a specific allowance or charge-off against the ALLL is recorded only if the collateral deficiency exceeds the fair value mark recognized at acquisition. The ALLL is evaluated at least quarterly to ensure it is sufficient to absorb all estimated credit losses in the loan portfolio given the facts and circumstances as of the evaluation date.

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At September 30, 2015, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At September 30, 2015, OREO totaled $11.4 million, an increase of $2.8 million from December 31, 2014. The increase is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $8.7 million in addition to OREO acquired from our acquisition of First Bank totaling $6.5 million, offset by $12.5 million in sales of OREO.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2015			December 31, 2014
Nonperforming Assets	Organic Assets	Purchased Assets	Total	Organic Assets	Purchased Assets	Total
Nonaccrual loans	$1,848	$1,639	$3,487	$1,245	$107	$1,352
Troubled debt restructurings	3,269	—	3,269	4,301	—	4,301
Total nonperforming loans	5,117	1,639	6,756	5,546	107	5,653
Other real estate owned	500	10,863	11,363	74	8,494	8,568
Total nonperforming assets	$5,617	$12,502	$18,119	$5,620	$8,601	$14,221
Accruing loans 90 days or more past due	—	—	—	—	—	—
Nonperforming loans to total loans	.30%	.37%	.32%	.42%	.03%	.35%
Nonperforming assets to total loans and other real estate owned	.33%	2.74%	.84%	.43%	2.67%	.87%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $18.1 million, or .8% of total loans and other real estate owned at September 30, 2015, compared to $14.2 million, or .9% at December 31, 2014. The $3.9 million increase in nonperforming assets is related to loans and other real estate owned that we acquired in our acquisition of First Bank, which added $7.3 million in nonperforming loans and other real estate owned at September 30, 2015.

At September 30, 2015 and December 31, 2014, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing. At September 30, 2015 and December 31, 2014, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $50,000 and $88,000 for the three and nine months ended September 30, 2015, respectively. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans was approximately $58,000 and $131,000 for the three and nine months ended September 30, 2015, respectively.

Potential problem loans, excluding purchased credit impaired loans, amounted to $4.0 million, or .2%, of total organic and purchased non-credit impaired loans outstanding at September 30, 2015, compared to $3.4 million, or .2%, of total organic and purchased non-credit impaired loans outstanding at December 31, 2014. Potential problem loans are pass credits that have not met performance expectations or that have higher inherent risk characteristics warranting continued supervision and attention.

Deferred Tax Asset

At September 30, 2015, we had $34.6 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $183.0 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at September 30, 2015 were $2.8 billion, an increase of $403.5 million from December 31, 2014. The increase was largely due to the acquisition of First Bank on January 1, 2015, which had $423.0 million of deposits at September 30, 2015, partially offset by a $19.5 million decline in State Bank deposits. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through September 30, 2015, as we reduced our reliance on time deposits and grew our noninterest-bearing deposits to $823.1 million, representing 29.4% of total deposits. Of the $245.9 million increase from December 31, 2014, $106.6 million was related to our acquisition of First Bank and $139.2 million was attributed to growth outside of our acquisitions. Average noninterest-bearing deposits increased $266.4 million, or 56.9%, for the nine months ended September 30, 2015 compared to the same period in 2014.

Our interest-bearing transaction accounts increased $3.5 million from December 31, 2014 to September 30, 2015. Interest-bearing deposits in savings and money market accounts increased $105.1 million from December 31, 2014, primarily resulting from our acquisition of First Bank which had $133.0 million in these accounts, offset by a decrease in savings and money market accounts of $27.8 million at September 30, 2015. Time deposits, excluding brokered and wholesale, increased $79.9 million during the nine months ended September 30, 2015 primarily from our acquisition of First Bank which added $117.3 million in these accounts, offset by a decrease in time deposits of $37.4 million. Our strategy of reducing our reliance on higher cost funding continued in the third quarter of 2015. We were not able to renew all maturing deposits as customers with CDs maturing in 2015 were offered lower rates at renewal, which resulted in some customers choosing not to renew or opting to invest in other products.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 29 basis points for the nine months ended September 30, 2015, compared to 35 points for the nine months ended September 30, 2014.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$823,146	29.4%	$577,295	24.1%
Interest-bearing transaction accounts	499,434	17.9%	495,966	20.7%
Savings and money market deposits	1,059,770	37.9%	954,626	39.9%
Time deposits less than $250,000	289,815	10.4%	247,757	10.4%
Time deposits $250,000 or greater	56,750	2.0%	18,946.8%
Brokered and wholesale time deposits	66,273	2.4%	97,092	4.1%
Total deposits	$2,795,188	100.0%	$2,391,682	100.0%

The maturity distribution of our time deposits of $250,000 or greater was as follows (dollars in thousands):

September 30, 2015
Three months or less	$26,833
Over three through six months	4,544
Over six though twelve months	15,720
Over twelve months	9,653
Total time deposits of $250,000 or greater	$56,750

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Nine Months Ended September 30
	2015		2014
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$734,421	—%	$467,979	—%
Interest-bearing transaction accounts	505,196.14%		370,127.13%
Savings and money market deposits	1,057,324.46%		894,561.45%
Time deposits less than $250,000	310,643.28%		251,353.56%
Time deposits $250,000 or greater	57,142.79%		22,600.81%
Brokered and wholesale time deposits	85,494.96%		101,195.98%
Total deposits	$2,750,220		$2,107,815

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At September 30, 2015, shareholders' equity was $532.2 million, or 15.7% of total assets, compared to $464.1 million, or 16.1% of total assets, at December 31, 2014. The primary factors affecting changes in shareholders' equity were the issuance of $57.0 million in common stock for the acquisition of Georgia-Carolina Bancshares, Inc. and our net income, offset by dividends declared during the nine months ended September 30, 2015.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board imposes similar capital regulations on bank holding companies. On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets. Basel III introduced a new minimum ratio of common equity Tier 1 capital (CET1) and raised the minimum ratios for Tier 1 capital, total capital, and Tier 1 leverage. The final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The methods for calculating the risk-based capital ratios have changed and will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are fully phased in by January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile. In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. Implementation of the new capital and liquidity standards did not and is not expected to significantly impact the Company or State Bank because our current capital levels materially exceed those required under the new rules.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	September 30, 2015		December 31, 2014
Capital Ratio Requirements (1)	Minimum Requirement	Well-capitalized (2)	Minimum Requirement	Well-capitalized (2)
CET1 Capital	4.50%	6.50%	N/A	N/A
Tier 1 Capital	6.00%	8.00%	4.00%	6.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) September 30, 2015 capital requirements are under Basel III framework. December 31, 2014 capital requirements are under Basel I framework.
(2) The prompt corrective action provisions are only applicable at the bank level.

The Company and State Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at September 30, 2015.

At September 30, 2015 and December 31, 2014, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	September 30, 2015	December 31, 2014
Company
Tier 1 leverage ratio	14.93%	15.90%
CET1 capital ratio	18.13	N/A
Tier 1 risk-based capital ratio	18.13	23.12
Total risk-based capital ratio	19.20	24.37

State Bank
Tier 1 leverage ratio	13.33%	12.84%
CET1 capital ratio	16.17	N/A
Tier 1 risk-based capital ratio	16.17	18.63
Total risk-based capital ratio	17.24	19.88

At September 30, 2015, the Company's leverage ratio decreased compared to December 31, 2014, primarily due to the increase in total average assets which was slightly offset by the increase in Tier 1 capital. At September 30, 2015, Tier 1 and Total Risk-Based Capital ratios declined for both the Company and State Bank compared to December 31, 2014 as a result of the one-time charge recognized for the termination of FDIC loss share agreements and the increase in risk-weighted assets during the nine months ended September 30, 2015. The increase in risk-weighted assets was attributed to termination of loss share coverage on previously covered assets and the related elimination of the FDIC receivable for loss share agreements as noncovered assets are risk-weighted higher than covered assets. The increase was also attributed to Basel III changes, the growth in our organic loan portfolio, and the addition of purchased non-credit impaired loans with our acquisition of First Bank on January 1, 2015. The Basel III rules changed the risk-weights of certain assets including high volatility commercial real estate loans and associated commitments at 150% risk-weight (up from 100%) and the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable with a credit conversion of 20% (up from 0%).

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. At September 30, 2015, State Bank had capacity to pay $17.9 million in dividends to the Company without prior regulatory approval.

At September 30, 2015, the Company had $50.5 million in cash and due from bank accounts, which could be used for additional capital as needed by the subsidiary bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes. On August 27, 2015, we declared a quarterly dividend of $.07 per common share and paid the dividend on September 15, 2015 to the common stock shareholders of record as of September 7, 2015. The dividend represents an increase of $.01 per common share, or 16.7%, over the dividend paid in the second quarter of 2015.

We currently have a level of capitalization that will support significant growth, and the long-term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we closed on mergers with Atlanta Bancorporation, Inc. and Georgia-Carolina Bancshares, Inc. We also purchased Boyett Agency, LLC, an independent insurance agency, and the equipment financing origination platform of Patriot Capital Corporation. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares (including purchases under the Rule 10b5-1 plan we announced on March 17, 2015).

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At September 30, 2015, unfunded commitments to extend credit were $539.3 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At September 30, 2015, there were commitments totaling approximately $9.5 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
September 30, 2015	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$413,672	$304,834	$94,421	$14,289	$128
Operating lease obligations	25,529	3,464	6,452	5,584	10,029
Total contractual obligations	$439,201	$308,298	$100,873	$19,873	$10,157

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

At September 30, 2015, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $169.7 million, or 5.0% of total assets compared to $481.2 million, or 16.7% of total assets at December 31, 2014. The decline in our liquid assets was primarily due to funding organic loan growth. Our available-for-sale securities at September 30, 2015 amounted to $831.5 million, or 24.5% of total assets compared to $640.1 million or 22.2% at December 31, 2014. Investment securities with an aggregate fair value of $323.9 million and $283.4 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements. The decline in our unpledged securities was due to increases in public funds and repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2015, core deposits were 127.5% of net loans, compared with 144.6% at December 31, 2014. We maintain eight federal funds lines of credit with correspondent banks totaling $175.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2015, we had no advances from the FHLB and a remaining credit availability of $162.3 million. In addition, we maintain a $359.3 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At September 30, 2015, we had interest rate swaps and caps with aggregate notional amounts of $163.1 million and $200.0 million, respectively. The fair value of the derivative financial assets was $940,000 at September 30, 2015, compared to $3.9 million at December 31, 2014. The fair value of the derivative financial liabilities was $2.9 million at September 30, 2015, compared to $1.7 million at December 31, 2014. Note 10 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2015. Based on the simulation run at September 30, 2015, annual net interest income would be expected to increase approximately 1.46%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 3.73%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately .06%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The decrease in asset sensitivity at September 30, 2015 was primarily due to highly sensitive cash at the Federal Reserve being redeployed into loans and investment securities.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	September 30, 2015	December 31, 2014
+200	3.73%	6.25%
+100	1.46	2.50
-100	(.06)	(1.26)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of September 30, 2015, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 15, 2015, we issued 5,000 shares of our common stock pursuant to the exercise by the holder of a warrant to purchase 5,000 shares of our common stock at $10.00 per share, resulting in cash consideration to us of $50,000. The shares issued were exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, and, in particular, the safe harbor provisions afforded by Rule 506 of Regulation D, as promulgated thereunder.

On September 17, 2015, we issued 33,500 shares of our common stock pursuant to the exercise by the holder of a warrant to purchase 33,500 shares of our common stock at $5.00 per share, resulting in cash consideration to us of $167,500. The shares issued were exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, and, in particular, the safe harbor provisions afforded by Rule 506 of Regulation D, as promulgated thereunder.

On October 29, 2015, we issued 10,851 shares of our common stock in a cashless exchange for a warrant to purchase 20,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 9,149 shares were deemed to be “in the money” as consideration for the $10.00 per share exercise price for the 10,851 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

The following table provides information regarding the Company's purchase of common stock during the three months ended September 30, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Repurchases from July 1, 2015 - July 31, 2015	2,930	$21.83	—	1,000,000
Repurchases from August 1, 2015 - August 31, 2015	4,002	21.07	—	1,000,000
Repurchases from September 1, 2015 - September 30, 2015	3,904	20.68	—	1,000,000
Total	10,836	$21.14	—	1,000,000

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

10.1
Amended and Restated Employment Agreement dated September 10, 2015, by and among J. Daniel Speight, Jr., State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 10, 2015)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

November 6, 2015	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

November 6, 2015	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Amended and Restated Employment Agreement dated September 10, 2015, by and among J. Daniel Speight, Jr., State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 10, 2015)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) Notes to Consolidated Financial Statements.