Form 10-K
period 2015-12-31
STATE BANK FINANCIAL CORP
filed 2016-02-26
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $733.5 million.

The number of shares outstanding of the registrant’s common stock, as of February 25, 2016 was 37,052,008.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to the use of the mortgage and Small Business Administration ("SBA") platforms from our recent acquisitions, our expectations regarding growth in our markets, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation that our total risk-weighted assets will increase, our belief that our recorded deferred tax assets are fully recoverable, our expected dividend capacity in 2016, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include those described under "Risk Factors" and the following:

•	negative reactions to our recent or future acquisitions of each bank's customers, employees and counterparties or difficulties related to the transition of services;

•
general economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a deterioration in credit quality, a reduction in demand for credit and a decline in real estate values;

•	a general decline in the real estate and lending markets, particularly in our market areas, could negatively affect our financial results;

•	risk associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits;

•	increased cybersecurity risk, including potential network breaches, business disruptions or financial losses;

•	our ability to raise additional capital may be impaired based on conditions in the capital markets;

•	costs or difficulties related to the integration of the banks we have acquired or may acquire may be greater than expected;

•	current or future restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce the volumes or values of the loans we make or have acquired;

•	other financial institutions have greater financial resources than we do and may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets;

•	economic, geopolitical or other factors may prevent the growth we expect in the markets in which we operate; and

•	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the Securities and Exchange Commission ("SEC").

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

PART I

Item 1.    Description of Business.

General Overview

State Bank Financial Corporation (the "Company") is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company (the "Bank" or "State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia, which initially operated as a small community bank with two branch offices located in Dooly County, Georgia. Between July 24, 2009 and December 31, 2015, we successfully completed 14 bank acquisitions totaling $4.6 billion in assets and $4.1 billion in deposits. State Bank principally operates through 26 branches throughout middle Georgia, metropolitan Atlanta and Augusta, Georgia.

 In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank. However if the discussion relates to a period before July 23, 2010 (the date the Company became the bank holding company of State Bank), these terms refer solely to State Bank. Additionally, we refer to each of the financial institutions we have acquired collectively as the "Acquired Banks."

As a result of our acquisitions, we have transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank. We offer a variety of community banking services to individuals and businesses within our markets. Our product lines include loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers. In addition to the banking services noted above, we offer payroll services, through Altera Payment Solutions, a division of State Bank, to small and medium-size businesses. These services include fully automated human resources information system, payroll, benefits and labor management.

At December 31, 2015, our total assets were approximately $3.5 billion, our total loans receivable were approximately $2.2 billion, our total deposits were approximately $2.9 billion and our total shareholders' equity was approximately $536.5 million. The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326. State Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210.

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

Concurrent with each of our failed bank acquisitions, we entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned. Historically, we have referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “noncovered loans.” However, with the early termination of all of our loss share agreements as discussed below, we now segregate our loan portfolio into the following three categories:

(1) organic loans, which refers to loans not purchased in the acquisition of an institution or credit impaired portfolio,

(2) purchased non-credit impaired loans ("PNCI"), which refers to loans acquired in our acquisitions that did not show signs of credit deterioration at acquisition, and

(3) purchased credit impaired loans ("PCI"), which refers to loans we acquired that, at acquisition, we determined it was probable that we would be unable to collect all contractual principal and interest payments due.

All of the loans we acquired in our 12 FDIC assisted transactions, which we refer to as our failed bank transactions, and all of the loans acquired in our purchase of a loan portfolio from the FDIC in July 2014, were deemed purchased credit impaired loans at acquisition. The indemnification asset previously associated with the FDIC loss share agreements related to our failed bank transactions is referred to as the "FDIC receivable." The FDIC receivable was eliminated with the early termination of our loss share agreements discussed below.

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

On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia ("First Bank"). We paid approximately $88.9 million for all of the outstanding shares of Georgia-Carolina Bancshares, Inc. consisting of $31.8 million in cash and $57.0 million of our common stock. Immediately following the merger, First Bank, a Georgia state-chartered bank, became a wholly-owned subsidiary bank of the Company. With the acquisition of First Bank, we acquired three branches in Augusta, Georgia, two branches in Martinez, Georgia, one branch in Evans, Georgia and one branch in Thomson, Georgia. Additionally with the First Bank acquisition, we acquired four mortgage origination offices in Aiken, South Carolina, Augusta, Georgia, Savannah, Georgia and Pooler, Georgia. On July 24, 2015, First Bank merged with and into State Bank.

On May 21, 2015, we entered into an agreement with the FDIC to terminate our loss share agreements for all 12 of our FDIC-assisted acquisitions, resulting in a one-time after-tax charge of approximately $8.9 million, or $14.5 million pre-tax. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions and the settlement of historical loss share expense reimbursement claims, were eliminated under the early termination agreement. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share agreements will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses. Despite the termination of the loss share agreements, the terms of the purchase and assumption agreements for our FDIC-assisted acquisitions continue to provide for the FDIC to indemnify us against certain claims, including claims with respect to assets, liabilities or any affiliate not acquired or otherwise assumed by us and with respect to claims based on any action by directors, officers or employees of the failed banks for the term provided in the agreements.

On October 22, 2015, we closed on the acquisition of the equipment finance origination platform of Patriot Capital Corporation ("Patriot Capital"). Patriot Capital is a leading provider of equipment financing to the retail petroleum industry. Patriot Capital originates loans throughout the United States. The lending began in the fourth quarter of 2015 and loans outstanding at December 31, 2015 were not material.

Strategic Plan

As a result of our 12 FDIC-assisted acquisitions since July 2009, and the fair value discounts associated with each such acquisition, we anticipate that a significant portion of our earnings over the next year or two will continue to be derived from the realization of accretable discounts on the loans that we purchased. (See below "Lending Activities-General" for an explanation of "accretable discounts"). We also plan to continue growing our loan portfolio organically over the coming year and to add additional clients to our cash management and payments business, including our payroll processing services. For the year ended December 31, 2015, we had organic loan growth of $453.9 million, up 34.4%, from 2014.

In addition to organic growth, we plan to seek other strategic opportunities, such as acquisitions of select loan portfolios, whole loans and loan participations from correspondent banks and specialty lenders, open bank acquisitions and acquisitions that leverage our expertise in failed bank transactions and distressed debt resolutions. We will also consider the purchase of select lines of business that we believe will complement our existing operations.

To achieve our goals, we have assembled an experienced senior management team, combining extensive market knowledge with an energetic and entrepreneurial culture. The members of our management team have close ties to, and are actively involved in, the communities in which we operate, which is critical to our relationship banking focus.

Our Market Area

Our primary market areas are Middle Georgia (including Macon), Metropolitan Atlanta and Augusta, Georgia. In addition to our administrative office, located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326, at December 31, 2015, we operated 26 banking offices in the following counties in Georgia: Bibb, Cobb, Columbia, Dooly, Houston, Fulton, Gwinnett, Jones, McDuffie and Richmond. We also operated seven mortgage production offices.

The following table shows key deposit and demographic information about our market areas and our presence in these markets:

	State Bank and Trust Company			Total Market Area
	2015 State Bank Deposits in Market ($000) (1)	2015 Total Market Share (1)	2015 Rank in Market (1)	2015 Total Deposits in Market Area ($000) (1)	2015 Population (2)	2016-2021 Projected Population Growth (2)	2015 Median Household Income (2)	2016-2021 Projected Growth in Household Income (2)
Middle Georgia
Bibb	$827,755	29.76%	1	$2,781,619	152,837.20%		$36,569	2.21%
Dooly	26,620	19.30	3	137,902	14,005	(1.91)	29,250	(.28)
Houston	243,291	19.15	2	1,270,243	151,542	5.84	52,929	5.73
Jones	153,786	50.99	1	301,599	28,788	1.79	51,138	1.16
Metro Atlanta
Cobb	159,924	1.26	17	12,698,179	748,041	6.71	65,508	5.45
Fulton	852,621	1.03	11	82,856,119	1,016,573	6.72	59,254	6.26
Gwinnett	98,863.73		23	13,577,737	905,164	8.19	60,422	3.08
Augusta
Columbia	127,046	6.80	6	1,868,566	144,285	9.24	73,647	8.05
McDuffie	68,207	24.38	1	279,758	21,235	(.10)	40,978	12.63
Richmond	237,297	6.93	5	3,423,844	201,463	1.86	37,365	4.54

(1) Source: SNL Financial. This data is as of June 30, 2015 and the market information includes only retail branches for banks, thrifts, and savings banks and does not include credit unions.
(2) Source: Nielsen, as provided by SNL Financial. Demographic data is provided by Nielsen, based primarily on U.S. Census data. For non-census year data, Nielsen uses samples and projections to estimate the demographic data.

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

Lending Activities

General

We offer a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans, agriculture and consumer loans. Our customers are generally individuals, owner-managed businesses, farmers, professionals, real estate investors, home builders, counties and municipalities within our market areas. At December 31, 2015, we had net total loans of $2.1 billion, representing 65.3% of our total earning assets.

We recorded the loans we acquired in each of our acquisitions at their estimated fair values on the date of each acquisition. We calculated the fair value of loans by discounting scheduled cash flows through the estimated maturity date of the loan, using estimated market discount rates that reflect the credit risk inherent in the loan. We refer to the excess cash flows expected at acquisition over the estimated fair value as the "accretable discount." The accretable discount for purchased non-credit impaired loans is recognized as interest income over the remaining life of the loan. The accretable discount for purchased credit impaired loans is recognized as accretion income over the remaining life of the loan. The "nonaccretable discount" is the difference, calculated at acquisition, between contractually required payments and the cash flows expected to be collected. We re-estimate our cash flow expectations for purchased credit impaired loans on a quarterly basis, which involves complex cash flow projections and significant judgment on timing of loan resolution. If our assumptions prove to be incorrect, our current allowance for loan and lease losses may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.

        Real Estate Loans

Loans secured by real estate are the principal component of our loan portfolio. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Increases in interest rates, declines in occupancy rates, fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan. When we make loans, we obtain a security interest in real estate whenever possible, in addition to any other available collateral, to increase the likelihood of the ultimate repayment of the loan. To control concentration risk, we monitor collateral type and industry concentrations within this portfolio.

•
Other Commercial Real Estate Loans.   At December 31, 2015, other commercial real estate loans amounted to $776.3 million, or 35.9%, of our loan portfolio. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.

•
Residential Real Estate Loans.  We generally originate and hold certain first mortgage and traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. We also originate fixed and adjustable rate residential real estate loans with terms of up to 30 years for third-party investors. At December 31, 2015, residential real estate loans amounted to $273.7 million, or 12.7%, of our loan portfolio, of which home equity loans totaled $63.7 million, or 23.3%, of the residential real estate loan portfolio.

Real Estate Construction and Development Loans

At December 31, 2015, real estate construction and development loans amounted to $514.9 million, or 23.8%, of our loan portfolio. We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent leasing and/or sale of the property. Specific risks include:

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

Commercial, Financial and Agricultural and Owner-Occupied Real Estate Loans

•
Commercial, Financial and Agricultural. At December 31, 2015, commercial, financial and agricultural loans amounted to $196.8 million, or 9.1%, of our total loan portfolio. We make loans for commercial purposes in various lines of businesses, including the manufacturing industry, service industry, crop production industries and professional service areas. While these loans may have real estate as partial collateral, many are secured by various other assets of the borrower including but not limited to accounts receivable, inventory, furniture, fixtures, and equipment. Our underwriting and management of the credit take into consideration the fluid nature of receivables and inventory collateral, where appropriate. Our repayment analysis includes a consideration of the cash conversion cycle, historical cash flow coverage, the predictability of future cash flows, together with the overall capitalization of the borrower. We also participate in loan syndications of senior secured commercial loans either directly with the lead bank or on the secondary market. These loans are primarily to large publicly traded companies throughout the United States and are secured by all assets of the issuing company. These loans are underwritten to the same standards as our originated portfolio.

•	Owner-Occupied Real Estate Loans. At December 31, 2015, owner-occupied real estate loans amounted to $306.3 million, or 14.2%, of our loan portfolio. These loans are underwritten based on the borrower’s ability to service the debt from income from the business, as cash flow from the business is considered the primary source of repayment.

Leases

At December 31, 2015 leases amounted to $71.5 million, or 3.3%, of our loan portfolio. Leases include equipment finance agreements and purchased commercial, business purpose and municipal leases. Equipment finance agreements are originated and serviced by the Company. These agreements are fully amortizing and recorded at amortized cost. Equipment finance agreements are collateralized by a first security interest in petroleum and convenience store equipment. For purchased leases, the stream of payments and a first security interest in the collateral is assigned to us. Our lease funding is based on a present value of the lease payments at a discounted interest rate, which is determined based on the credit quality of the lessee, the term of the lease compared to expected useful life, and the type of collateral. Types of collateral include, but are not limited to, medical equipment, rolling stock, franchise restaurant equipment and hardware/software. Servicing of purchased leases is primarily retained by the loan originator, as well as ownership of all residuals, if applicable. Lease financing is underwritten by our Specialized Finance or Patriot Capital divisions using similar underwriting standards as would be applied to a secured commercial loan requesting high loan-to-value financing. Risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations.

Consumer

At December 31, 2015, consumer loans amounted to $20.7 million, or 1.0%, of our loan portfolio. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, personal financial statement composition, past credit history and the availability and value of collateral. Consumer loan interest rates are both fixed and variable. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have higher risk because they may be unsecured, or, if they are secured, the value of the collateral may be more difficult to assess, more likely to decrease in value, and is more difficult to control, than real estate. During 2015 we began emphasizing the underwriting of consumer loans secured by cash value life insurance policies which presents a lower collateral risk than other non-real estate secured consumer loans.

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

Our loan approval policy provides for all consumer and commercial relationship debt less than $500,000 to be handled through a centralized underwriting group. We also have specific officer lending limits entrusted to senior sales leadership. Approval concurrence from experienced credit risk managers is required as the size of the transaction increases. Loans underwritten outside of our Centralized Underwriting group are required to be post reported to our Loan Committees. Our Loan Committees include the Enterprise Risk Officer, President of State Bank, Chief Credit Officer, Senior Credit Officer, Regional Credit Officers, Director of Credit Administration, Retail Credit Manager and Director of Commercial Financial Group. State Bank maintains an internal single borrower lending limit of $20.0 million and no more than $5.0 million may be unsecured. Internal policy has established lending authority up to $40.0 million for any relationship, of which no more than $10.0 million may be unsecured. Post reporting to our executive officers is required when a single transaction exceeds $10.0 million, a relationship's total credit exposure exceeds $20.0 million, or unsecured total corporate exposure is greater than $5.0 million. State Bank maintains a policy not to originate loans to any director, employee (officer or non-officer), or principal shareholder, or the related interests (as defined in Regulation O) of each. This prohibition does not apply to residential mortgage loans originated for sale in the secondary market to employees not designated as Regulation O officers. First Bank previously extended loans from time to time to certain of its directors, their related interests and members of the immediate families of the directors, executive officers and employees of First Bank. These loans were made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with First Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. All loans made to previous First Bank directors or executive officers, their related interests and members of the immediate families of the directors and executive officers who continued in a similar role at State Bank were paid off as of December 31, 2015. Loans to non-executive officer legacy First Bank employees were immaterial at December 31, 2015.

Credit Administration and Loan Review

Organic loans are rated at inception according to our credit grading system. Purchased credit impaired loans and purchased non-credit impaired loans are rated at acquisition date. Purchased non-credit impaired loans are subsequently managed and monitored in the same manner as organic loans. The credit rating for consumer loans and commercial loans with relationship debt less than $500,000 is determined by our Centralized Underwriting group. The credit rating for commercial loans is recommended by the relationship manager and ultimately determined by the applicable approval authority of the loan. It is the responsibility of the relationship manager to assess the accuracy of the credit ratings assigned to relationships with total credit exposure greater than $100,000 on a quarterly basis. The credit rating on loans less than $100,000 will remain unchanged unless the loan is part of a larger relationship. As such, the primary review mechanism for managing these loans is the past due report. In our quarterly analysis of the allowance for loan and lease losses on organic and purchased non-credit impaired loans, loans that are less than $100,000 and are over 60 days past due are reclassified and are treated as substandard and are reserved for as a homogeneous pool, subject to the appropriate loss factor. A reassessment of a loan's credit rating may also be triggered by the noncompliance with financial or reporting covenants, review of financial information, or changes in the primary collateral securing the loan.

Our Credit Administration and Risk Departments assess portfolio trends, concentration risk, and other loan portfolio measurements to gauge the systemic risk that may be inherent in our lending practices and procedures. Our loan review activity is primarily coordinated by the Internal Loan Review Department. Our internal loan review is risk-based, concentrating on those areas with the highest perceived risk. For the year ended December 31, 2015, loans reviewed totaled $1.1 billion, representing 49.1% of recorded investment balances at year-end. The objective of each review was to assess the accuracy of our internal risk ratings; adherence to applicable regulations and bank policies; documentation exceptions; and potential loan administration deficiencies.
Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, State Bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the bank's capital increases or decreases. Based upon the capitalization of State Bank at December 31, 2015, our legal lending limits were approximately $52.7 million (15%) and $87.8 million (25%), and we maintained an internal lending limit of $10.0 million (if unsecured) and $40.0 million (if secured). We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Mortgage Banking Activity

We engage in mortgage banking as part of an overall strategy to deliver fixed and variable rate residential real estate loan products to customers. The loans are primarily originated for sale into the secondary market with servicing released, and are approved for purchase by a third party investor prior to closing. We also operate wholesale lending to facilitate the purchase of loans from qualified brokers and correspondents for resale in the secondary market. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor. In addition, we originate and hold certain first mortgage and traditional second mortgage residential real estate loans and adjustable rate mortgages in our residential real estate loan portfolio.

Deposit Products

We offer a full range of deposit products and services that are typically available in most banks and savings institutions, including checking accounts, commercial operating accounts, savings and money market accounts, individual retirement accounts and short-term to longer-term certificates of deposit. Transaction accounts and certificates of deposit are tailored to and offered at rates competitive to those offered in our primary market areas. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our direct banking strategy will assist us in obtaining deposits from local customers in the future.

Treasury and Management Services

We provide advanced treasury management tools and payment solutions to small business, business and commercial customers. We have embraced market payment solutions to initiate deeper core operating relationships in targeted segments and industry verticals. Payment solutions for funds collection and concentration services include ACH origination, Electronic Bill Presentment and Payment (EBPP), Remote Deposit Capture, Remote Cash Deposit, retail and wholesale lockbox, and wire services. Our cash management accounts include enhanced analysis with complex grouping structures, targeted balance sweeps, zero balance accounts, and multiple entity grouping. Our disbursement services include ACH origination, wire services, enhanced on-line bill pay, person-to-person payments and bank-to-bank transfers. Our enhanced fraud controls include Positive Pay, ACH Decisioning, and IBM® Security Trustee Rapport® malware protection. Our on-line cash management systems can be controlled and managed from multiple locations, through multiple access devices including mobile and desktop with around-the-clock access.

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

Employees

At December 31, 2015, the Company had 664 employees on a full-time equivalent basis.

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

SUPERVISION AND REGULATION

State Bank Financial Corporation, and our subsidiary bank, State Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic conditions or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all of the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Legislative and Regulatory Initiatives to Address the Financial Crisis

Although the financial crisis has now passed, two legislative and regulatory responses - the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III-based capital rules - will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law, which, among other things, changed the oversight and supervision of banks, bank holding companies, and other financial institutions, revised minimum capital requirements, created a new federal agency to regulate consumer financial products and services and implemented changes to corporate governance and compensation practices. Several provisions affect us, including:

•
Deposit Insurance Modifications.  The Dodd-Frank Act modified the FDIC's assessment base upon which deposit insurance premiums are calculated. The new assessment base equals our average total consolidated assets minus the sum of our average tangible equity during the assessment period. The FDIC has continued to modify some of the rules on assessments. The Dodd-Frank Act also permanently raised the standard maximum federal deposit insurance limits from $100,000 to $250,000.

•
Creation of New Governmental Authorities.  The Dodd-Frank Act created various new governmental authorities such as the Financial Stability Oversight Council and the Consumer Financial Protection Bureau (the “CFPB”), an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB officially came into being on July 21, 2011, and rulemaking authority for a range of consumer financial protection laws (such as the Truth in Lending Act, the Electronic Funds Transfer Act and the Real Estate Settlement Procedures Act, among others) transferred from the Federal Reserve and other federal regulators to the CFPB on that date. The act gives the CFPB authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with these federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets for compliance with federal consumer laws will remain largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB may participate in examinations of our subsidiary bank, which currently has assets of less than $10 billion, and could supervise and examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the act permits states to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” CFPB rules now in effect specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan’s monthly payments. The rules also extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also define “qualified mortgages,” imposing both underwriting standards - for example, a borrower’s debt-to-income ratio may not exceed 43% - and limits on the terms of such loans. Points and fees are subject to a relatively stringent cap, and payments that may be made in the course of closing a loan are limited as well. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

•
Executive Compensation and Corporate Governance Requirements.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires the SEC to adopt rules directing national securities exchanges to establish listing standards requiring all listed companies to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials. The SEC has completed the bulk (although not all) of the rulemaking necessary to implement these provisions.

Separately, the Dodd-Frank Act requires several federal agencies, including the banking agencies and the SEC, to jointly issue a rule restricting incentive compensation arrangements at financial institutions, including bank holding companies and banks. The agencies proposed a rule in 2011 but have yet to finalize it.

Basel Capital Standards

Regulatory capital rules released in July 2013 to implement capital standards referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2015 for us. The requirements in the rule will be fully phased in by January 1, 2019.

The rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

•	a leverage ratio of 4% (also unchanged from the former requirement)

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income ("AOCI") is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In 2013, the federal banking agencies together with the SEC and the Commodity Futures Trading Commission, issued the final Volcker Rule regulations. The Volcker rule does not have a material effect on our operations as we do not engage in proprietary trading or own or sponsor covered funds.  The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

State Bank Financial Corporation

We own 100% of the outstanding capital stock of State Bank, and therefore we are required to be registered as a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and the regulations promulgated under it. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors our operations.

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

Our only subsidiary is State Bank. Additionally, we do not currently engage in other activities other than the management and control of State Bank, although we may choose to engage in other activities in the future. As a bank holding company, we also can elect to be treated as a "financial holding company," which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services and underwriting services, and engaging in limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

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

Change in Control

Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company acquires “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve has stated that it would not expect control to exist if a person acquires, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such person’s ownership does not include 15% or more of any class of voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to review under the Bank Holding Company Act. State laws generally, including Georgia law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank's primary federal regulator must approve the change in control; at the bank level, only the bank's primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Control Act requirements. For state banks, state laws, including that of Georgia, typically require approval by the state bank regulator as well.

Source of Strength

The Dodd-Frank Act confirmed a longstanding Federal Reserve policy that a bank holding company must serve as a source of financial strength to its subsidiary bank and to commit resources to support the bank in circumstances in which the bank holding company might not otherwise do so. If State Bank was to become "undercapitalized," we would be required to provide a guarantee of the Bank's plan to return to capital adequacy. (See "Bank Regulation-Prompt Corrective Action" below.) Additionally, under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. In addition, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC on March 14, 2014. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at December 31, 2015.

Dividends and Capital Requirements

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratios of capital to risk-weighted assets. These requirements are essentially the same as those that apply to State Bank and are described above under “Basel Capital Standards” and below under "Bank Regulation-Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make capital contributions to State Bank, and these loans may be repaid from dividends paid from State Bank to the Company.

Our ability to pay dividends depends on State Bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "Bank Regulation-Dividends." The Federal Reserve imposes limits on dividends paid by a bank holding company, but because we have no operations apart from management of State Bank, the bank-level restrictions dictate our ability to make capital distributions. We are also able to raise capital for contribution to State Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Bank Regulation

State Bank operates as a state bank incorporated under the laws of the State of Georgia and is subject to examination by the Georgia Department of Banking and Finance and the FDIC. The deposits of State Bank are insured by the FDIC up to a maximum amount of $250,000.

The Georgia Department of Banking and Finance and the FDIC regulate or monitor virtually all areas of State Bank's operations, including:

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

These agencies, and the federal and state laws applicable to State Bank’s operations extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of reserves on demand deposit liabilities, and the safety and soundness of our banking practices. In addition, in August 2009, the FDIC published guidance that extended supervisory procedures for de novo banks from three years to seven years. State Bank is viewed by the FDIC as a de novo institution and is subject to these extended supervisory procedures until July 2016, including the requirement to operate under a business plan approved by the FDIC. During this period, State Bank must obtain prior regulatory approval for any material deviation from its business plan.

All insured depository institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured depository institutions file quarterly call reports with their federal regulatory agency and their state supervisor, when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC and the other federal banking regulatory agencies also have issued standards for all insured depository institutions relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Prompt Corrective Action

As an insured depository institution, State Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. The following is a list of the criteria for each prompt corrective action category:

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

The Company and State Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The Capital Maintenance Agreement expires on July 26, 2016.

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

At December 31, 2015, State Bank's regulatory capital surpassed the levels required to be considered "well capitalized" and met the requirements of the Capital Maintenance Agreement with the FDIC.

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from State Bank. Various legal limitations restrict State Bank from lending or otherwise supplying funds to the Company or its nonbank subsidiaries, if any. The Company and State Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company and on a bank's investments in, or certain other transactions with, affiliates and on the amount of advances by a bank to third parties that are collateralized by the securities or obligations of any affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of State Bank's capital and surplus and, as to all affiliates combined, to 20% of State Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each extension of credit or certain other credit exposures must meet specified collateral requirements. These limits apply to any transaction with a third party if the proceeds of the transaction benefit an affiliate of a bank. State Bank is forbidden to purchase low quality assets from an affiliate.

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

State Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider:

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

In addition, State Bank may not purchase an asset from or sell an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the majority of disinterested directors.

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

Community Reinvestment Act

The Community Reinvestment Act requires a financial institution's primary regulator, which is the FDIC for State Bank, to evaluate the record of each financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods and individuals. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various Community Reinvestment Act-related agreements. In its most recent CRA examination, State Bank was rated Satisfactory.

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

Consumer Protection Regulations

Activities of State Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by State Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of State Bank are also subject to federal laws applicable to credit transactions, such as:

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

•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies; and

•	the Real Estate Settlement Procedures Act and Regulation X, which governs aspects of the settlement process for residential mortgage loans.

The deposit operations of State Bank are also subject to federal laws, such as:

•	the Federal Deposit Insurance Act, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;

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

Enforcement Powers

State Bank and its respective "institution-affiliated parties," including its respective managements, employees, agents, independent contractors and consultants, such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,375,000 a day for certain violations. Criminal penalties for some financial institution crimes have been increased to 20 years.

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

The number of government entities authorized to take action against State Bank has expanded under the Dodd-Frank Act. The FDIC continues to have primary enforcement authority. In addition, the CFPB also has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of State Bank in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including State Bank. Prior notice to the CFPB and the FDIC would be necessary for a state civil action against State Bank.

Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs, also governed under the Bank Secrecy Act, that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2019, as described below. Bank regulators routinely examine institutions for compliance with these obligations and are required immediately to consider compliance in connection with the regulatory review of applications. In recent years, several merger and acquisition transactions have been held up because of regulatory concerns about compliance with anti-money laundering requirements. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

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

Under the USA PATRIOT Act, the Financial Crimes Enforcement Network (“FinCEN”) can send State Bank lists of the names of persons suspected of involvement in terrorist activities or money laundering. State Bank may be requested to search its records for any relationships or transactions with persons on those lists. If State Bank identifies any such relationships or transactions, it must report those relationships or transactions to FinCEN.

The Office of Foreign Assets Control

The Office of Foreign Assets Control ("OFAC"), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transaction on the account. State Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. State Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy, Data Security and Credit Reporting

Financial institutions are required to protect the confidentiality of the nonpublic personal information of individual customers and to disclose their policies for doing so. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. State Bank's policy is not to disclose any personal information unless permitted by law.

Recent cyber attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the Federal banking agencies to issue several warnings and extensive guidance on cyber security. The agencies are likely to devote more resources to this part of their safety and soundness examination than they have in the past.

Like other lending institutions, State Bank uses credit bureau data in its underwriting activities. Use of that data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis. The act and its implementing regulation, Regulation V, cover credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 allows states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the act.

Payment of Dividends

The Company is a legal entity separate and distinct from its subsidiary, State Bank. While there are various legal and regulatory limitations under federal and state law on the extent to which State Bank can pay dividends or otherwise supply funds to the Company, the principal source of the Company's cash revenues is dividends from State Bank. The relevant federal and state regulatory agencies also have authority to prohibit a bank or bank holding company, which would include the Company and State Bank, from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice in conducting its business.

Under Georgia law, the prior approval of the Georgia Department of Banking and Finance is required before any cash dividends may be paid by a state bank if:

•	total classified assets at the most recent examination of the bank exceed 80% of the equity capital (as defined, which includes the allowance for loan and lease losses) of the bank;

•	the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits (as defined) for the previous calendar year; and

•	the ratio of equity capital to adjusted total assets is less than 6%.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary policies of the United States Government and its agencies. The Federal Open Market Committee's monetary policies have had, and are likely to continue to have, an important effect on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in monetary policies. On December 16, 2015, the Federal Open Market Committee raised the federal funds target rate by 25 basis points, the first increase in almost ten years. Further increases may occur in 2016, but, if so, there is no announced timetable.

Insurance of Accounts and Regulation by the FDIC

The deposits of State Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflects the 2010 guidance, but the agencies have not finalized the rule at December 31, 2015.

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

At December 31, 2015, approximately 86.6% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each loan provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. At December 31, 2015, approximately 59.8% of our loan portfolio consists of loans secured by commercial real estate, comprising $1.3 billion of total loans.

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

If we fail to effectively manage credit risk, our business and financial condition will suffer.

 We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending. Our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Any failure to manage such credit risks may materially adversely affect our business and our results of operations and financial condition.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

A substantial part of our historical growth has been a result of acquisitions of other financial institutions and we intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost. If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approvals, which have become substantially more difficult, time-consuming and unpredictable as a result of the recent financial crisis. Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated. As our purchased credit impaired loan portfolio, which produces substantially higher yields than our organic and purchased non-credit impaired loan portfolios, is paid down, we expect downward pressure on our income. For the year ended December 31, 2015, we recognized $49.8 million of accretion income, or 31.4% of our total interest income for the year, from the realization of accretable discounts on our purchased credit impaired loans, partially offset by $16.5 million of amortization expense on the FDIC receivable (which receivable was eliminated following the termination of our loss share agreements). If we are unable to replace our purchased credit impaired loans and the related accretion with a significantly higher level of new performing loans and other earning assets due to our inability to identify attractive acquisition opportunities, a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

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

We may not be able to fully achieve the strategic objectives and operating efficiencies that we anticipate in our acquisition activities. Inherent uncertainties exist in integrating the operations of an acquired institution. In addition, the markets in which we and our potential acquisition targets operate are highly competitive. We may lose existing customers, or the customers of an acquired institution, as a result of an acquisition. We also may lose key personnel from the acquired institution as a result of an acquisition. We may not discover all known and unknown factors when examining an institution for acquisition during the due diligence period. These factors could produce unintended and unexpected consequences. Undiscovered factors as a result of an acquisition could bring civil, criminal and financial liabilities against us, our management and the management of the institutions we acquire. In addition, if difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur. Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets, or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all.

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

Any expansion into new lines of business might not be successful

As part of our ongoing strategic plan, we will continue to consider expansion into new lines of business through the acquisition of third parties, including our acquisition of the equipment finance origination platform of Patriot Capital Corporation in October 2015, or through organic growth and development. There are substantial risks associated with such efforts, including risks that (a) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (b) competing products and services and shifting market preferences might affect the profitability of such activities, and (c) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, it is possible that our unfamiliarity with new lines of business might adversely affect the success of such actions. If any such expansions into new product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

We depend on our management team, and the loss of our senior executive officers or other key employees could impair our relationship with customers and adversely affect our business and financial results.

Our success largely depends on the continued service and skills of our existing senior executive management team, as well as other key employees with long-term customer relationships. Our growth strategy is built primarily on our ability to retain employees with experience and business relationships within their respective segments. The loss of one or more of these key personnel could have an adverse effect on our business because of their skills, knowledge of our markets, years of industry experience and the difficulty of finding qualified replacement personnel.

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

The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes. Although the full impact of the new requirements on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities. The Dodd-Frank Act has required that we develop new and more extensive compliance policies and practices, and maintain higher capital and liquidity levels. These and other changes may adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make changes necessary to comply with these requirements at the expense of normal business operations. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition.

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

In July 2013, the federal banking agencies published new regulatory capital rules based on the international standards, known as Basel III, that had been developed by the Basel Committee on Banking Supervision. The new rules raised the risk-based capital requirements and revised the methods for calculating risk-weighted assets, usually resulting in higher risk weights. The new rules became effective as applied to the Company and State Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.

The Basel III-based rules increase capital requirements and include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings, accumulated other comprehensive income and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out of CET1 over a period of nine years beginning in 2014. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

Beginning on January 1, 2015, our Basel III-based minimum risk-based capital requirements were (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (unchanged from the former requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. As of January 1, 2016, our capital conservation buffer is 0.625%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules results in higher regulatory capital standards, it is not expected to significantly impact the Company and State Bank as our current capital levels far exceed those required under the new rules.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rules increased the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the former requirement of 100%. We will also be required to hold capital against short-term commitments that are not unconditionally cancelable. All changes to the risk weights took effect in full in 2015.

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

As part of the Basel III capital process, the Basel Committee on Banking Supervision issued a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario, as well as a net stable funding ratio, which imposes a similar requirement over a one-year period. The U.S. banking regulators have proposed a liquidity coverage ratio for systemically important banks. Although the proposal would not apply directly to us, the substance of the proposal may inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets which could adversely affect our results of operations and financial condition. The U.S. regulators have not yet proposed a net stable funding ratio requirement.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards and this continued investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

If our allowance for loan and lease losses and fair value adjustments with respect to acquired loans is not sufficient to cover actual loan losses, our earnings will be adversely affected.

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

We maintain an allowance for loan and lease losses with respect to our loan portfolio, in an attempt to cover loan losses inherent in our loan portfolio. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectability of our loan portfolio, including the diversification in our loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security.

The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan and lease losses. Under the acquisition method of accounting, all acquired loans were recorded in our consolidated financial statements at their fair values at the time of acquisition and the related allowance for loan and lease losses was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair values are too high, we will incur losses associated with the acquired loans. The allowance associated with our purchased credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.

If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan and lease losses would materially decrease our net income and adversely affect our general financial condition.

In addition, federal and state regulators periodically review our allowance for loan and lease losses and may require us to increase our allowance for loan and lease losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan and lease losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

We are exposed to higher credit risk by construction and development, other commercial real estate, and commercial, financial and agricultural lending.

Construction and development, commercial real estate, and commercial, financial and agricultural lending usually involve higher credit risks than single-family residential lending. At December 31, 2015, the following loan types accounted for the stated percentages of our total loan portfolio: real estate construction and development — 23.9%, other commercial real estate — 35.9%, and commercial, financial and agricultural — 9.1%.

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

At December 31, 2015, our outstanding commercial real estate loans were equal to 282.8% of the Bank's total risk-based capital. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures.

During 2015, the banking regulators issued several warnings about higher credit risk in commercial lending, particularly in commercial real estate loans.

We face additional risks due to our increase in mortgage banking activities that could negatively impact our net income and profitability.

We acquired mortgage banking operations in our acquisitions of Bank of Atlanta and First Bank of Georgia, which in addition to our legacy mortgage banking operations expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as State Bank, up to $250,000 per account. The amount of a particular institution's deposit insurance assessment is based on that institution's risk classification under an FDIC risk-based assessment system. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. As a result of recent FDIC assessment charges, banks are now assessed deposit insurance premiums based on the bank's average consolidated total assets less the sum of its average tangible equity, and the FDIC has modified certain risk-based adjustments, which increase or decrease a bank's overall assessment rate. This has resulted in increases to the deposit insurance assessment rates and thus raised deposit premiums for many insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay higher FDIC premiums than the recent levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

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

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Sanctions that the regulators have imposed on banks that have not complied with all requirements have been especially severe. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

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
We are subject to losses due to the errors or fraudulent behavior of employees or third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical record-keeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially adversely affected if one of our employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. When we originate loans, we rely upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, we generally bear the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of us to operate our business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact our business, financial condition and results of operations.

Risks Related to the Acquisition of our Acquired Banks

We are subject to risks related to our acquisition transactions.

The ultimate success of our past acquisition transactions and any acquisitions (whether FDIC-assisted or unassisted transactions) in which we may participate in the future, will depend on a number of factors, including our ability:

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

The accounting for loans acquired in connection with our acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

The loans we acquired in connection with our acquisitions have been recorded at their estimated fair value on the respective acquisition date without a carryover of the related allowance for loan and lease losses. In general, the determination of estimated fair value of acquired loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. Although we have recorded fair value adjustments based on our estimates at the date of acquisition, the loans we acquired may become impaired or may further deteriorate in value, resulting in additional losses and charge-offs to the loan portfolio. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio and consequently reduce our capital. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our results of operations and financial condition even if other favorable events occur.

Loans we acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, or ASC 310-30. These purchased credit impaired loans, like purchased non-credit impaired loans, acquired in connection with our acquisitions, have been recorded at their estimated fair value on the respective acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan and lease losses. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively impact our results of operations.

In addition, although we entered into loss share agreements with the FDIC that provided that the FDIC would bear a significant portion of losses related to specified loan portfolios that we acquired in connection with our FDIC-assisted failed bank transactions, as of December 31, 2015, all of our loss share agreements had been terminated. Therefore, any future losses on formerly covered loans are no longer eligible for reimbursement from the FDIC, and any such charge-offs would negatively impact our results of operations.

Risks Related to Our Common Stock

Shares of our common stock are subject to dilution.

At February 25, 2016, we had 37,052,008 shares of common stock issued and outstanding, warrants outstanding to purchase another 172,745 shares of our common stock, and options to purchase 28,918 shares of our common stock. Our outstanding shares of common stock include 980,186 shares of restricted stock. In addition, we have 1,968,525 unallocated shares under our 2011 Omnibus Equity Compensation Plan, as amended, that remain available for future grants. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, the issuance will result in dilution to each shareholder by reducing the shareholder's percentage ownership of the total outstanding shares of our common stock.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326 and State Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210. We lease the Company's main office and own State Bank's main office location. In addition, we currently operate 26 branches located in Bibb, Cobb, Columbia, Dooly, Houston, Fulton, Gwinnett, Jones, McDuffie and Richmond counties, Georgia. We lease four of our branches and own the remaining locations. We also operate and lease seven mortgage origination offices. State Bank also leases office spaces in Warner Robins, Dunwoody and Dalton, Georgia for its payroll, equipment finance and insurance divisions, respectively.

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

The following table shows the high and low sales prices for shares of our common stock reported by the NASDAQ Capital Market and the dividends we paid per common share for the periods indicated:

	2015			2014
	High	Low	Cash Dividends Per Share	High	Low	Cash Dividends Per Share
Fourth Quarter	$23.73	$19.28	$.14	$20.35	$16.12	$.04
Third Quarter	22.95	18.72	.07	17.58	16.06	.04
Second Quarter	22.59	19.47	.06	18.12	15.22	.04
First Quarter	21.19	17.98	.05	19.69	16.50	.03

At February 25, 2016, we had 37,052,008 shares of common stock issued and outstanding and approximately 427 shareholders of record.

Dividends

Our ability to pay dividends depends on the ability of our subsidiary bank to pay dividends to us. Under Georgia law, the prior approval of the Georgia Department of Banking and Finance is required before State Bank may pay any cash dividends if:

a.	total classified assets at the Bank's most recent examination exceed 80% of equity capital (which includes the allowance for loan and lease losses);

b.	the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits for the previous calendar year; or

c.	the Bank's ratio of equity capital to adjusted total assets is less than 6%.

As noted in the above table, we paid cash dividends totaling $.32 and $.15 per common share for the years ended December 31, 2015 and 2014, respectively. On February 10, 2016, we declared a quarterly dividend of $.14 per common share to be paid on March 15, 2016 to shareholders of record of our common stock as of March 7, 2016.

Unregistered Sales of Equity Securities

The following details the issuances of unregistered equity securities since the filing of our Current Report on Form 8-K on December 2, 2015 through the date of this report.

From December 2, 2015 through December 8, 2015, as detailed in the following table, we issued 33,542 shares of our common stock in cashless exchanges for warrants to purchase 60,000 shares of our common stock. Pursuant to the terms of the warrants, the holders of the warrants used the amounts by which 26,458 shares were deemed to be “in the money” as consideration for the $10.00 or $11.21 exercise price, as applicable, for the 33,542 shares we issued, and all of the warrants were canceled in the exchanges. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchanges.

The following table provides the transaction dates and details for the cashless warrant exercises:

Transaction Date	Number of Warrants Exercised	Exercise Price	Shares Withheld to Pay Exercise Price	Shares Issued in Cashless Exchange
December 2, 2015	5,000	$10.00	2,145	2,855
December 2, 2015	10,000	11.21	4,808	5,192
December 4, 2015	20,000	10.00	8,627	11,373
December 7, 2015	5,000	10.00	2,163	2,837
December 8, 2015	20,000	10.00	8,715	11,285
	60,000		26,458	33,542

On December 8, 2015, we also issued an additional 20,000 shares of our common stock pursuant to the exercise by the holder of a warrant to purchase 20,000 shares of our common stock at $10.00 per share, resulting in cash consideration to us of $200,000. The 20,000 shares issued were exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, and, in particular, the safe harbor provisions afforded by Rule 506 of Regulation D, as promulgated thereunder.

All of the warrants were exercised by certain of our employees, executive officers, and directors.

Repurchases of Common Stock

The following table provides information regarding the Company's purchase of common stock during the three months ended December 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Repurchases from October 1, 2015 - October 31, 2015	—	$—	—	1,000,000
Repurchases from November 1, 2015 - November 30, 2015	—	—	—	1,000,000
Repurchases from December 1, 2015 - December 31, 2015	7,684	21.45	—	1,000,000
Total	7,684	$21.45	—	1,000,000

(1) Represents shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2) On March 17, 2015, the Company announced that on March 12, 2015, it entered into a written trading plan with a broker for the purpose of repurchasing up to one million shares of its common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. No shares of common stock were purchased under the 10b5-1 plan. On February 10, 2016, the 10b5-1 plan was terminated and the board of directors authorized a new stock repurchase program under which the Company may purchase up to 1.5 million shares of the Company's outstanding common stock at the discretion of management, under Rule 10b-18.

Stock Performance Graph

The following stock performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates it by reference into such filing. The stock performance graph represents past performance and should not be considered an indication of future performance.

The stock performance graph compares the cumulative annual shareholder return over the past five years on the Company's common stock, assuming an investment of $100 on December 31, 2010 and the reinvestment of dividends thereafter, to that of the common stocks reported in the SNL U.S. Bank Index and the common stocks reported in the NASDAQ Composite Index. The SNL U.S. Bank Index was made up of 335 U.S. bank stocks at December 31, 2015. The NASDAQ Composite Index is a market capitalization-weighted index and includes all domestic and international based common type stocks listed on The NASDAQ Stock Market.

On December 28, 2010 our common stock became registered under Section 12 of the Securities Exchange Act of 1934. Our common stock was not listed on a national securities exchange until April 14, 2011. As a result, for the first quarter of 2011, the table shows the reported total return, based on an investment of $100, for our common stock based on information gathered from OTC markets. During this time, prior to our listing on NASDAQ April 14, 2011, our common stock was considered a "grey market" security. Beginning April 14, 2011, the tables shows the reported total return, based on an investment of $100, of our common stock based on trades reported on the NASDAQ Capital Market.

	Cumulative Total Return (1)
	December 31
	2010	2011	2012	2013	2014	2015
State Bank Financial Corporation (STBZ)	$100	$104	$110	$127	$141	$150
NASDAQ Composite	100	99	116	163	187	200
SNL U.S. Bank	100	77	105	143	160	163

(1) Total return includes reinvestment of dividends.

Item 6.  Selected Financial Data.

The following table provides selected historical consolidated financial information at the dates indicated and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8, the information contained in this Item 6, including Table 2 below, "Non-GAAP Performance Measures Reconciliation", and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Item 7.

The historical GAAP information at and for the years ended December 31, 2015 and 2014 is derived from our audited consolidated financial statements that appear in this report. The historical results shown below and elsewhere in this report, including GAAP and non-GAAP financial measures, are not necessarily indicative of our future performance.

Table 1 - Financial Highlights Selected Financial Information
	December 31
(dollars in thousands, except per share data; taxable equivalent)	2015	2014	2013	2012	2011
SELECTED RESULTS OF OPERATIONS
Interest income on invested funds	$15,862	$10,521	$10,251	$11,504	$11,486
Interest income on loans	93,461	64,462	61,321	55,395	38,930
Accretion income on loans	49,830	78,857	122,466	102,413	116,967
Total interest income (1)	159,153	153,840	194,038	169,312	167,383
Interest expense	7,922	7,520	7,933	9,749	21,773
Net interest income (1)	151,231	146,320	186,105	159,563	145,610
Provision for loan and lease losses	3,486	2,896	(2,487)	15,116	26,516
Adjusted (amortization) accretion of FDIC receivable for loss share agreements (1)(2)	(1,940)	(15,785)	(87,884)	(32,569)	10,257
Other noninterest income (1)(3)	36,591	15,387	16,937	12,803	28,351
Total operating noninterest income (1)(2)	34,651	(398)	(70,947)	(19,766)	38,608
Operating noninterest expense (1)(4)	117,872	90,876	95,593	87,992	89,719
Operating income before taxes (1)(2)(4)	64,524	52,150	22,052	36,689	67,983
Operating income tax expense (1)(2)(4)	23,776	19,643	7,849	13,184	24,212
Operating income (1)(2)(4)	40,748	32,507	14,203	23,505	43,771
Loss share termination, net of tax benefit	(8,921)	—	—	—	—
Severance costs, net of tax benefit	(2,343)	(1,102)	(1,456)	(251)	(415)
Merger-related expenses, net of tax benefit	(1,061)	(487)	—	(512)	(350)
Net income available to common shareholders	$28,423	$30,918	$12,747	$22,742	$43,006

COMMON SHARE DATA
Basic net income per share	$.79	$.96	$.40	$.72	$1.36
Diluted net income per share	.77	.93	.39	.69	1.32
Basic operating income per share (1)	1.14	1.01	.44	.74	1.38
Diluted operating income per share (1)	1.10	.98	.43	.72	1.34
Cash dividends declared per share	.32	.15	.12	.06	—
Book value per share	14.47	14.38	13.62	13.48	12.52
Tangible book value per share (1)	13.22	13.97	13.24	13.06	12.26
Operating dividend payout ratio (1)	29.09%	15.31%	27.91%	8.33%	—%

COMMON SHARES OUTSTANDING
Common stock	37,077,848	32,269,604	32,094,145	31,908,665	31,721,236
Weighted average shares outstanding:
Basic	34,810,855	31,723,971	31,640,284	31,540,628	31,574,256
Diluted	36,042,719	32,827,943	32,654,104	32,567,780	32,511,887

Table 1 - Financial Highlights Selected Financial Information
	December 31
(dollars in thousands, except per share data; taxable equivalent)	2015	2014	2013	2012	2011

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (5)	2,109,908	1,481,730	1,427,501	1,512,367	1,377,111
Assets	3,366,505	2,661,512	2,600,583	2,666,606	2,757,032
Deposits	2,773,351	2,166,229	2,107,198	2,165,606	2,331,867
Equity	528,682	449,552	428,383	420,157	379,476
Tangible common equity	487,876	437,095	415,474	411,882	370,646

SELECTED ACTUAL BALANCES
Total assets	$3,470,067	$2,882,210	$2,605,388	$2,662,575	$2,774,893
Investment securities	887,705	640,086	387,048	303,901	349,929
Organic loans	1,774,332	1,320,393	1,123,475	985,502	701,029
Purchased non-credit impaired loans	240,310	107,797	—	—	—
Purchased credit impaired loans	145,575	206,339	257,494	474,713	812,154
Allowance for loan and lease losses	(29,075)	(28,638)	(34,065)	(70,138)	(69,484)
Interest-earning assets	3,266,042	2,748,397	2,359,145	2,202,452	2,076,126
Total deposits	2,861,962	2,391,682	2,128,325	2,148,436	2,298,465
Interest-bearing liabilities	2,069,737	1,817,158	1,667,085	1,768,264	2,008,565
Noninterest-bearing liabilities	863,840	600,957	501,120	464,095	369,040
Shareholders' equity	536,490	464,095	437,183	430,216	397,288

PERFORMANCE RATIOS
Operating return on average assets (1)(2)(4)	1.21%	1.22%	.55%	.88%	1.59%
Operating return on average equity (1)(2)(4)	7.71	7.23	3.32	5.59	11.53
Return on average assets	.84	1.16	.49	.85	1.56
Return on average equity	5.38	6.88	2.98	5.41	11.33
Cost of funds	.28	.35	.38	.45	.93
Net interest margin (6)(7)	4.78	5.91	8.32	7.59	7.04
Net interest margin excluding accretion income (6)(8)	3.39	3.00	3.35	3.94	2.30
Interest rate spread (6)(9)	4.64	5.76	8.20	7.52	7.04
Efficiency ratio (10)	72.27	64.19	85.34	63.96	49.43
Operating efficiency ratio (1)(2)(4)(6)(10)	63.41	62.28	83.01	62.94	48.70

CAPITAL RATIOS (11)
Average tangible equity to average tangible assets (1)	14.67%	16.50%	16.06%	15.49%	13.49%
Leverage ratio	14.48	15.90	16.55	15.49	13.76
CET1 risk-based capital ratio	17.71	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	17.71	23.12	27.85	29.25	33.84
Total risk-based capital ratio	18.75	24.37	29.11	30.54	35.15

Table 1 - Financial Highlights Selected Financial Information
	December 31
(dollars in thousands, except per share data; taxable equivalent)	2015	2014	2013	2012	2011
ORGANIC ASSET QUALITY RATIOS
Net charge-offs (recoveries) to total average organic loans	—%	.08%	(.01)%	.07%	.29%
Nonperforming organic loans to organic loans	.29	.42	.20	.48	.31
Nonperforming organic assets to organic loans + OREO	.29	.43	.29	.59	.48
Past due organic loans to organic loans	.10	.17	.09	.37	.41
Allowance for loan and lease losses on organic loans to organic loans	1.20	1.39	1.48	1.49	1.46
PURCHASED NON-CREDIT IMPAIRED ASSET QUALITY RATIOS
Net charge-offs (recoveries) on PNCI loans to average PNCI loans	.01%	—%	—%	—%	—%
Nonperforming PNCI loans to PNCI loans	.77	.10	—	—	—
Nonperforming PNCI assets to PNCI loans + OREO	.77	.10	—	—	—
Past due PNCI loans to PNCI loans	.39	.46	—	—	—
Allowance for loan and lease losses on PNCI loans to PNCI loans	.02	—	—	—	—
PURCHASED CREDIT IMPAIRED ASSET QUALITY RATIOS (12)
Net charge-offs (recoveries) on PCI loans to average PCI loans	2.30%	1.96%	1.03%	8.34%	2.34%
Past due PCI loans to PCI loans	16.64	15.62	20.03	41.06	35.34
Allowance for loan and lease losses on PCI loans to PCI loans	5.36	4.97	6.76	11.69	7.30

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
(5) Includes average nonaccrual loans of $5.6 million for 2015, $2.9 million for 2014, $3.3 million for 2013, $3.7 million for 2012, $4.1 million for 2011.
(6) Interest income calculated on a fully tax-equivalent basis using a tax rate of 35%.
(7) Net interest income divided by average interest-earning assets.
(8) Excludes accretion income on loans and average purchased credit impaired loans.
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
(12) For each period presented, a portion of the Company's purchased credit impaired loans were contractually past due;
however, such delinquencies were included in the Company's performance expectations in determining the fair values of purchased credit impaired loans at each acquisition and at subsequent valuation dates. All purchased credit impaired loan cash flows and the timing of such cash flows continue to be estimable and probable of collection and thus accretion income continues to be recognized on these assets. As such, purchased credit impaired loans are not considered to be nonperforming assets.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Management evaluates the capital position and operating performance of the Company by using certain financial measures not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), including: interest income - taxable equivalent, net interest income - taxable equivalent, adjusted (amortization) accretion of FDIC receivable for loss share agreements, other noninterest income, total operating noninterest income, operating noninterest expense, operating income before taxes - taxable equivalent, operating income tax expense, operating income, tangible book value per common share, basic operating income per share, diluted operating income per share, operating dividend payout ratio, operating return on average assets, operating return on average equity, operating efficiency ratio and average tangible equity to average tangible assets. We have included these non-GAAP financial measures in this report for the applicable periods presented. Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance.

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

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	December 31
(dollars in thousands, except per share data; taxable equivalent)	2015	2014	2013	2012	2011
INTEREST INCOME RECONCILIATION
Interest income - taxable equivalent	$159,153	$153,840	$194,038	$169,312	$167,383
Taxable equivalent adjustment	(554)	(319)	(364)	(281)	(201)
Interest income (GAAP)	$158,599	$153,521	$193,674	$169,031	$167,182

NET INTEREST INCOME RECONCILIATION
Net interest income - taxable equivalent	$151,231	$146,320	$186,105	$159,563	$145,610
Taxable equivalent adjustment	(554)	(319)	(364)	(281)	(201)
Net interest income (GAAP)	$150,677	$146,001	$185,741	$159,282	$145,409

ADJUSTED (AMORTIZATION) ACCRETION OF FDIC RECEIVABLE FOR LOSS SHARE AGREEMENTS
Adjusted (amortization) accretion of FDIC receivable for loss share agreements	$(1,940)	$(15,785)	$(87,884)	$(32,569)	$10,257
Loss share termination	(14,548)	—	—	—	—
Amortization (accretion) of FDIC receivable for loss share agreements (GAAP)	$(16,488)	$(15,785)	$(87,884)	$(32,569)	$10,257

TOTAL OPERATING NONINTEREST INCOME RECONCILIATION
Operating noninterest income	$34,651	$(398)	$(70,947)	$(19,766)	$38,608
Loss share termination	(14,548)	—	—	—	—
Total noninterest income (GAAP)	$20,103	$(398)	$(70,947)	$(19,766)	$38,608

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	December 31
(dollars in thousands, except per share data; taxable equivalent)	2015	2014	2013	2012	2011
OPERATING NONINTEREST EXPENSE RECONCILIATION
Operating noninterest expense	$117,872	$90,876	$95,593	$87,992	$89,719
Merger-related expenses	1,730	795	—	835	571
Severance costs	3,820	1,797	2,374	409	677
Total noninterest expense (GAAP)	$123,422	$93,468	$97,967	$89,236	$90,967

OPERATING INCOME BEFORE TAXES RECONCILIATION
Operating income before taxes	$64,524	$52,150	$22,052	$36,689	$67,983
Loss share termination	(14,548)	—	—	—	—
Merger-related expenses	(1,730)	(795)	—	(835)	(571)
Severance costs	(3,820)	(1,797)	(2,374)	(409)	(677)
Taxable equivalent adjustment to interest income	(554)	(319)	(364)	(281)	(201)
Income before taxes (GAAP)	$43,872	$49,239	$19,314	$35,164	$66,534

OPERATING INCOME TAX RECONCILIATION
Operating income tax expense	$23,776	$19,643	$7,849	$13,184	$24,212
Loss share termination tax benefit	(5,627)	—	—	—	—
Merger-related expenses tax benefit	(669)	(308)	—	(323)	(221)
Severance costs tax benefit	(1,477)	(695)	(918)	(158)	(262)
Taxable equivalent adjustment to interest income	(554)	(319)	(364)	(281)	(201)
Income tax expense (GAAP)	$15,449	$18,321	$6,567	$12,422	$23,528

OPERATING INCOME RECONCILIATION
Operating income	$40,748	$32,507	$14,203	$23,505	$43,771
Loss share termination, net of tax benefit	(8,921)	—	—	—	—
Merger-related expenses, net of tax benefit	(1,061)	(487)	—	(512)	(350)
Severance costs, net of tax benefit	(2,343)	(1,102)	(1,456)	(251)	(415)
Net income (GAAP)	$28,423	$30,918	$12,747	$22,742	$43,006

TANGIBLE BOOK VALUE PER COMMON SHARE RECONCILIATION
Tangible book value per common share	$13.22	$13.97	$13.24	$13.06	$12.26
Effect of goodwill and other intangibles	1.25	.41	.38	.42	.26
Book value per common share (GAAP)	$14.47	$14.38	$13.62	$13.48	$12.52

AVERAGE TANGIBLE EQUITY TO AVERAGE TANGIBLE ASSETS RECONCILIATION
Average tangible equity to average tangible assets	14.67%	16.50%	16.06%	15.49%	13.49%
Effect of average goodwill and other intangibles	1.03	.39	.41	.27	.27
Average equity to average assets (GAAP)	15.70%	16.89%	16.47%	15.76%	13.76%

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	December 31
(dollars in thousands, except per share data; taxable equivalent)	2015	2014	2013	2012	2011
BASIC OPERATING INCOME PER SHARE RECONCILIATION
Basic operating income per share	$1.14	$1.01	$.44	$.74	$1.38
Effect of non-operating items	(.35)	(.05)	(.04)	(.02)	(.02)
Basic net income per share (GAAP)	$.79	$.96	$.40	$.72	$1.36

DILUTED OPERATING INCOME PER SHARE RECONCILIATION
Diluted operating income per share	$1.10	$.98	$.43	$.72	$1.34
Effect of non-operating items	(.33)	(.05)	(.04)	(.03)	(.02)
Diluted net income per share (GAAP)	$.77	$.93	$.39	$.69	$1.32

OPERATING DIVIDEND PAYOUT RATIO RECONCILIATION
Operating dividend payout ratio	29.09%	15.31%	27.91%	8.33%	—%
Effect of non-operating items	12.47	.82	2.86	.37	—
Dividend payout ratio (GAAP)	41.56%	16.13%	30.77%	8.70%	—%

OPERATING RETURN ON AVERAGE ASSETS RECONCILIATION
Operating return on average assets	1.21%	1.22%	.55%	.88%	1.59%
Effect of non-operating items	(.37)	(.06)	(.06)	(.03)	(.03)
Return on average assets (GAAP)	.84%	1.16%	.49%	.85%	1.56%

OPERATING RETURN ON AVERAGE EQUITY RECONCILIATION
Operating return on average equity	7.71%	7.23%	3.32%	5.59%	11.53%
Effect of non-operating items	(2.33)	(.35)	(.34)	(.18)	(.20)
Return on average equity (GAAP)	5.38%	6.88%	2.98%	5.41%	11.33%

OPERATING EFFICIENCY RATIO RECONCILIATION
Operating efficiency ratio	63.41%	62.28%	83.01%	62.94%	48.70%
Effect of tax equivalent adjustment to interest income, loss share termination, merger-related expenses, and severance costs	8.86	1.91	2.33	1.02	.73
Efficiency ratio (GAAP)	72.27%	64.19%	85.34%	63.96%	49.43%

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

Introduction

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank. State Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia. From October 2005 until July 23, 2009, State Bank operated as a small community bank from two branch offices located in Dooly County.

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

Between July 24, 2009 and December 31, 2015, we successfully completed 14 bank acquisitions totaling $4.6 billion in assets and $4.1 billion in deposits. The acquisitions included 12 different failed bank transactions in which we acted as receiver for the FDIC, which we refer to as our failed bank transactions. Concurrently with each of the acquisitions, we entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned. Our acquisitions also include the acquisition of Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta, in October 2014 and acquisition of Georgia-Carolina Bancshares, Inc., the holding company for First Bank, in January 2015.

 We are now operating 26 branches throughout Middle Georgia, Metropolitan Atlanta and Augusta, Georgia. We also operate seven mortgage origination offices. At December 31, 2015, our total assets were approximately $3.5 billion, our total loans receivable were approximately $2.1 billion, our total deposits were approximately $2.9 billion and our total shareholders' equity was approximately $536.5 million.

During the second quarter of 2015, we entered into an agreement with the FDIC to terminate our loss share agreements for all 12 of our FDIC-assisted acquisitions, resulting in a one-time after-tax charge of approximately $8.9 million, or $14.5 million pre-tax. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions and the settlement of historic loss share expense reimbursement claims, were eliminated under the early termination agreement. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share agreements will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses. We recognized approximately $5.7 million in loan recovery income and gain on sales of OREO for the year ended December 31, 2015, which we would have owed to the FDIC under the loss share agreements. Offsetting this loan recovery income and gain on sales of OREO are loan collection costs the FDIC would have reimbursed to us under our loss share agreements totaling approximately $870,000 for the year ended December 31, 2015.

Historically, we have referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans that are not subject to loss share agreements with the FDIC as “noncovered loans.” With the early termination of all of our loss share agreements as discussed above, we now segregate our loan portfolio into the following three categories:

(1) organic loans, which refers loans not purchased in the acquisition of an institution or credit impaired portfolio,

(2) purchased non-credit impaired loans ("PNCI"), which refers to loans acquired in our acquisitions that did not show signs of credit deterioration at acquisition, and

(3) purchased credit impaired loans ("PCI"), which refers to loans we acquired that, at acquisition, we determined it was probable that we would be unable to collect all contractual principal and interest payments due.

Overview

The following provides an overview of the major factors impacting our financial performance in 2015 as well as information on certain important recent events.

•	Net income for the year ended December 31, 2015 was $28.4 million, or $.77 per diluted share, compared to net income of $30.9 million for 2014, or $.93 per diluted share.

•
Operating income, which is net income exclusive of charges associated with loss share termination, severance and merger-related expense, net of tax benefits, was $40.7 million for the year ended December 31, 2015, compared to $32.5 million for 2014.

•
Operating noninterest income, which excludes the one-time loss share termination charge in 2015, was $34.7 million for the year ended December 31, 2015, compared to $(398,000) for 2014. The increase is partially due to the $13.8 million decrease in adjusted amortization of the FDIC receivable for loss share agreements as a result of ceasing amortization on the FDIC receivable after we terminated our loss share coverage in May 2015. Mortgage banking and SBA income also contributed $15.5 million to the increase in 2015, both of which are related to our acquisitions of First Bank and Bank of Atlanta.

•
Our net interest income on a taxable equivalent basis was $151.2 million for 2015, an increase of $4.9 million, or 3.4%, from 2014. Our interest income increased $5.3 million in 2015, primarily as a result of an increase of $29.0 million in loan interest income and an increase of $6.0 million in investment securities interest income which was partially offset by a $29.0 million decline in accretion income.

•
We experienced strong loan growth across our markets in 2015. At December 31, 2015, total organic and purchased non-credit impaired loans were $2.0 billion, an increase of $586.5 million, or 41.1%, from 2014.

•
The accretable discount on purchased credit impaired loans, which represents the excess cash flows expected at acquisition over the estimated fair value of the loans, decreased $34.0 million to $86.1 million at December 31, 2015, compared to $120.1 million at December 31, 2014. The decrease is primarily a result of $49.8 million in accretion income recognized on purchased credit impaired loans, offset by additions from acquisitions of $317,000 and transfers from nonaccretable to accretable discount of $15.6 million during 2015.

•	Asset quality remained strong at December 31, 2015 with a ratio of nonperforming assets to total loans plus other real estate owned of .81% and a ratio of nonperforming loans to total loans of .32%.

•	Our cost of deposits continued to decline as the average cost of funds was 28 basis points for the year ended December 31, 2015, compared to 35 basis points for the year ended December 31, 2014.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 14.48%, CET1 and Tier 1 risk-based capital ratios of 17.71% and a Total risk-based capital ratio of 18.75% at December 31, 2015.

•	In 2015, we paid cash dividends totaling $.32 per common share to our shareholders.

•	On February 10, 2016, we declared a quarterly dividend of $.14 per common share to be paid on March 15, 2016 to shareholders of record of our common stock as of March 7, 2016.

Critical Accounting Policies

In preparing financial statements, management is required to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. The accounting principles and methods we use conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to us relate primarily to the calculation of the allowance for loan and lease losses, the accounting for acquired loans and, with respect to those loans subject to loss share agreements with the FDIC before the early termination of our loss share agreements, the related FDIC receivable for loss share agreements on such covered assets, the valuation of goodwill and income taxes. These significant estimates and assumptions are summarized in the following discussion and are further analyzed in the notes to the consolidated financial statements.

Acquisition Accounting

We determined the fair value of our acquired assets and liabilities in accordance with accounting requirements for fair value measurement and acquisition transactions as promulgated in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30), ASC Topic 805, Business Combinations (ASC 805), and ASC Topic 820, Fair Value Measurements and Disclosures. The determination of the initial fair values on loans and other real estate purchased in an acquisition require significant judgment and complexity. All identifiable assets acquired, including loans, are recorded at fair value. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic No. 820. These fair value estimates associated with the purchased loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

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

Allowance for loan and lease losses for organic loans

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

Allowance for loan and lease losses for purchased loans

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

Accounting for the FDIC Receivable

In conjunction with our FDIC-assisted acquisitions, State Bank entered into loss share agreements with the FDIC and we recorded an indemnification asset which reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, that discounted future cash flows and other uncertainties for losses incurred on the covered assets. We refer to the FDIC indemnification asset as the "FDIC Receivable." The FDIC receivable at acquisition was recognized at the same time as the covered loans and was measured on the same basis, subject to contractual limitations or collectability. We made various estimates when assessing collectability, including the likelihood that a loss would be incurred or that concerns raised by the FDIC on claims initially denied could be resolved before the loss share period ended.

The FDIC receivable was measured on the same basis as the related formerly covered loans. All of the covered loans were deemed to be purchased credit impaired loans and therefore, subject to the accounting prescribed by ASC Topic 310-30. Deterioration in the credit quality or cash flows of the formerly covered loans were immediately recorded as an adjustment to the allowance for loan and lease losses which immediately increased the basis of the FDIC receivable, with the offset recorded through our consolidated statement of income. Improvements in the credit quality or cash flows on formerly covered loans (reflected as an adjustment to yield and accreted into income over the remaining life of the formerly covered loans) decreased the basis of the FDIC receivable, with such decreases being amortized as expense in non-interest income over the remaining life of the covered loan or the life of the loss share agreement, whichever was shorter. Loss assumptions used during the re-estimation of cash flows on formerly covered loans were consistent with the loss assumptions used to measure the FDIC receivable. Fair value accounting incorporated into the fair value of the FDIC receivable an element of the time value of money, which was accreted back into income over the life of the related loss share agreement.

Upon the determination of an incurred loss on a covered asset, the FDIC receivable was reduced by the amount owed by the FDIC. A corresponding claim receivable was recorded until cash was received from the FDIC. The FDIC receivable and claims receivable from the FDIC are both included in "FDIC Receivable for Loss Share Agreements" on our Consolidated Statements of Financial Condition. On May 21, 2015, State Bank entered into an agreement to terminate loss share coverage on all 12 FDIC-assisted acquisitions. The early termination resulted in the elimination of the FDIC receivable for loss share agreements and the associated clawback liability.

For further discussion of our acquisitions, loan and indemnification asset accounting, see Notes 1, 4, 5 and 10 of the notes to the consolidated financial statements located in Item 8 of this Annual Report on Form 10-K.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. We review goodwill for impairment annually, or more frequently if deemed necessary, as goodwill is deemed to have an indefinite life. On our annual assessment date, December 31, we performed a qualitative assessment of whether it was more likely than not that the fair value exceeded carrying value. Based on this assessment, we determined that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment to goodwill.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We assess deferred tax assets based on expected realizations, and we establish a valuation allowance in situations where it is more likely than not that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that no valuation allowance against the net deferred tax asset is needed at December 31, 2015.

Results of Operations

Net Income

We reported net income of $28.4 million, $30.9 million, and $12.7 million for December 31, 2015, 2014, and 2013, respectively. Diluted earnings per common share was $.77, $.93, and $.39 for December 31, 2015, 2014, and 2013, respectively.

Operating Income (Taxable Equivalent)

We reported operating income of $40.7 million, $32.5 million, and $14.2 million for December 31, 2015, 2014, and 2013, respectively. Diluted operating income per share was $1.10, $.98, and $.43 for December 31, 2015, 2014, and 2013, respectively.

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

2015 compared to 2014

Our net interest income on a taxable equivalent basis was $151.2 million for 2015, an increase of $4.9 million, or 3.4%, from 2014. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities was 4.64% for 2015, compared to 5.76% for 2014, a decrease of 112 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.78% for 2015, compared to 5.91% for 2014, a decrease of 113 basis points.

The yield on average earning assets was 5.03% for 2015, compared to 6.21% for 2014, a decrease of 118 basis points, driven primarily by a $29.0 million decline in accretion income on purchased credit impaired loans. Our yield on purchased credit impaired loans was 28.41% for 2015, compared to 35.3% for 2014, a decrease of 685 basis points. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decline in our yield on purchased credit impaired loans in 2015 was primarily due to a decrease of $19.9 million in gains on loan pool closings in relation to average purchased credit impaired loans. Our yield on loans, excluding purchased credit impaired loans, was 4.83% for 2015, compared to 5.12% for 2014, a decrease of 29 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 1.84% for 2015 and 1.81% for 2014. The increase of three basis points was primarily driven by our purchase of higher yielding investments.

The average rate on interest-bearing liabilities was .39% for 2015, a decrease of six basis points from 2014. The average rate paid on interest-bearing deposits was .38% for 2015 and .43% for 2014. The five basis point decrease was primarily the result of time deposits acquired in our acquisition of First Bank because the interest expense on these deposits incorporated the benefit of the fair value adjustment. Our cost of funds was 28 basis points for 2015, a decrease of seven basis points from 2014.

2014 compared to 2013

Our net interest income on a taxable equivalent basis was $146.3 million for 2014, a decrease of $39.8 million, or 21.4%, from 2013. Our net interest spread on a taxable equivalent basis was 5.76% for 2014, compared to 8.20% for 2013, a decrease of 244 basis points. Our net interest margin on a taxable equivalent basis was 5.91% for 2014, compared to 8.32% for 2013, a decrease of 241 basis points.

The yield on average earning assets was 6.21% for 2014, compared to 8.67% for 2013, a decrease of 246 basis points, driven primarily by a $43.6 million decline in accretion income on purchased credit impaired loans. Our yield on purchased credit impaired loans was 35.26% for 2014, compared to 36.28% for 2013, a decrease of 102 basis points. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. Our yield on loans, excluding purchased credit impaired loans, was 5.12% for 2014, compared to 5.63% for 2013, a decrease of 51 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 1.81% for 2014 and 2.52% for 2013. The decrease of 71 basis points was primarily driven by our deployment of excess cash on the balance sheet into shorter term securities. The investment in shorter term, lower yielding securities increased our overall earnings on liquid assets while at the same time decreased our overall yield on our investment portfolio.

The average rate on interest-bearing liabilities was .45% for 2014, a decrease of two basis points from 2013. The average rate paid on interest-bearing deposits was .43% for 2014 and .44% for 2013. The one basis point decrease was the result of our continued shift in our deposit mix away from higher-cost money market accounts and time deposits to lower cost transaction deposits. Our cost of funds was 35 basis points for 2014, a decrease of three basis points from 2013.

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

	Years Ended December 31
	2015			2014			2013
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$224,637	$609.27%		$483,523	$1,276.26%		$450,268	$1,207.27%
Investment securities (1)	829,370	15,253	1.84%	510,142	9,245	1.81%	359,276	9,044	2.52%
Loans, excluding purchased credit impaired loans (2) (3)	1,934,530	93,461	4.83%	1,258,074	64,462	5.12%	1,089,959	61,321	5.63%
Purchased credit impaired loans	175,378	49,830	28.41%	223,656	78,857	35.26%	337,542	122,466	36.28%
Total earning assets	3,163,915	159,153	5.03%	2,475,395	153,840	6.21%	2,237,045	194,038	8.67%
Total nonearning assets	202,590			186,117			363,538
Total assets	$3,366,505			$2,661,512			$2,600,583
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$518,770	$701.14%		$386,112	$491.13%		$335,804	$373.11%
Savings & money market deposits	1,059,523	4,915.46%		910,748	4,120.45%		927,722	3,963.43%
Time deposits less than $250,000	303,745	920.30%		248,696	1,316.53%		294,275	1,787.61%
Time deposits $250,000 or greater	55,539	380.68%		33,466	263.79%		30,058	270.90%
Brokered and wholesale time deposits	78,135	757.97%		97,458	966.99%		106,764	993.93%
Other borrowings	20,238	249	1.23%	4,865	364	7.48%	7,634	547	7.17%
Total interest-bearing liabilities	2,035,950	7,922.39%		1,681,345	7,520.45%		1,702,257	7,933.47%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	757,639			489,749			412,575
Other liabilities	44,234			40,866			57,368
Shareholders’ equity	528,682			449,552			428,383
Total liabilities and shareholders’ equity	$3,366,505			$2,661,512			$2,600,583
Net interest income		$151,231			$146,320			$186,105
Net interest spread			4.64%			5.76%			8.20%
Net interest margin			4.78%			5.91%			8.32%
Net interest margin excluding accretion income			3.39%			3.00%			3.35%
Cost of funds			.28%			.35%			.38%

(1) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $39,000, $33,000 and $53,000 for 2015, 2014 and 2013, respectively.
(2)   Includes average nonaccrual loans of $5.6 million, $2.9 million and $3.3 million for 2015, 2014 and 2013, respectively.
(3) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $515,000, $286,000 and $311,000 for 2015, 2014 and 2013, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Years Ended December 31
	2015 compared to 2014			2014 compared to 2013
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease)(1)	Volume	Rate	Total Increase (Decrease)(1)
Interest income:
Loans	$32,871	$(3,872)	$28,999	$8,923	$(5,782)	$3,141
Loan accretion	(15,282)	(13,745)	(29,027)	(40,244)	(3,365)	(43,609)
Investment securities	5,869	139	6,008	3,160	(2,959)	201
Interest-bearing deposits in other financial institutions	(701)	34	(667)	88	(19)	69
Total interest income	22,757	(17,444)	5,313	(28,073)	(12,125)	(40,198)

Interest expense:
Deposits	1,345	(828)	517	(78)	(152)	(230)
Other borrowings	390	(505)	(115)	(206)	23	(183)
Total interest expense	1,735	(1,333)	402	(284)	(129)	(413)
Net interest income	$21,022	$(16,111)	$4,911	$(28,357)	$(12,254)	$(39,785)

(1) Amounts shown as increase (decrease) due to changes in either volume or rate include an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses (ALLL) at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. Please see the allowance for loan and leases losses (ALLL) discussion under "Balance Sheet Review" for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

Organic Loans

We recorded a provision for loan and lease losses related to organic loans of $2.9 million, $2.8 million and $1.9 million, for the years ended December 31, 2015, 2014 and 2013, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. For the year ended December 31, 2015, the activity in our ALLL on purchased non-credit impaired loans included charge-offs of $48,000 and recoveries of $7,000 with a provision for loan and leases losses of $94,000, resulting in a $53,000 ending allowance on purchased non-credit impaired loans at December 31, 2015. Our purchased non-credit impaired loan portfolio was established during the fourth quarter of 2014; therefore, we recorded no provision for loan and leases losses on purchased non-credit impaired loans in 2014 or 2013.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis and we record a provision for loan and lease losses during the period for any decline in expected cash flows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the purchased credit impaired loan once any previously recorded impairment is recaptured. Before the early termination of our loss share agreements with the FDIC, we recorded the amount of provision for formerly covered assets through the FDIC receivable for loss share agreements. Now that our loss share agreements have been terminated, the impact of any provision related to formerly covered assets will not be offset by changes in the FDIC receivable for loss share agreements, which may result in greater volatility. We recorded provision for loan and lease losses related to purchased credit impaired loans of $535,000, $121,000, and negative $4.4 million for December 31, 2015, 2014, and 2013, respectively.

Operating Noninterest Income and Noninterest Income

Operating noninterest income for 2015 totaled $34.7 million, up $35.0 million from 2014. Operating noninterest income totaled negative $398,000 for 2014, up $70.5 million from 2013. The following table presents the components of noninterest income and operating noninterest income for the periods indicated (dollars in thousands):

	December 31
	2015	2014	2013
Service charges on deposits	$5,976	$4,834	$5,156
Mortgage banking income	11,250	835	1,008
SBA income	5,539	477	—
Payroll fee income	4,283	3,700	3,143
ATM income	2,981	2,471	2,448
Bank-owned life insurance income	1,926	1,334	1,354
Prepayment fees	3,149	1,336	1,130
Gain on sale of investment securities	354	246	1,081
Other	1,133	154	1,617
Noninterest income before adjusted amortization of FDIC receivable for loss share agreements	36,591	15,387	16,937
Adjusted amortization of FDIC receivable for loss share agreements (1)	(1,940)	(15,785)	(87,884)
Total operating noninterest income (1)	34,651	(398)	(70,947)
Loss share termination	(14,548)	—	—
Total noninterest income	$20,103	$(398)	$(70,947)

(1) Adjusted amortization of FDIC receivable for loss share agreements and total operating noninterest income are non-GAAP financial measures. Refer to the section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2 "Non-GAAP Performance Measures Reconciliation" for further information.

2015 compared to 2014

Mortgage banking income increased $10.4 million, or 1,247% in 2015 from 2014. The increase in mortgage banking income is primarily a result of our acquisition of First Bank, which increased our originations and sales of mortgage loans. SBA income was $5.5 million in 2015, compared to $477,000 in 2014. The $5.1 million, or 1,061.2%, increase in SBA income is directly related to our acquisition of Bank of Atlanta in the fourth quarter of 2014.

Bank-owned life insurance income increased $592,000, or 44.4%, from 2014 to 2015 primarily from insurance contracts acquired from First Bank. Prepayment fees increased $1.8 million, or 135.7%, in 2015 from 2014, resulting from increased activity on early payoffs of fixed rate loans. Other noninterest income increased $979,000, or 635.7%, in 2015 from 2014. The increase is mainly attributed to a $468,000 improvement in hedge ineffectiveness from 2014 as well as $426,000 in insurance commissions from our acquisition of Boyett Agency, LLC in the first quarter of 2015.

Operating noninterest income includes the adjusted amortization of the FDIC receivable for loss share agreements, which represents amortization expense on the FDIC receivable for loss share agreements, net of the $14.5 million one-time pre-tax charge we incurred as a result of terminating our loss share agreements in the second quarter of 2015. The $13.8 million decrease in the adjusted amortization of the FDIC receivable for loss share agreements in 2015 from 2014, mainly resulted from our ceasing to amortize the FDIC receivable when we terminated loss share coverage.

2014 compared to 2013

SBA income was $477,000 in 2014, compared to no SBA income in 2013. The increase in SBA income is directly related to our acquisition of Bank of Atlanta in the fourth quarter of 2014. Payroll fee income increased $557,000, or 17.7%, to $3.7 million in 2014 from 2013, as a result of an increase in the number of payroll clients and an increase in penetration of existing clients with new payroll products and services. Gain on sale of investment securities decreased $835,000, or 77.2%, to $246,000 in 2014 from 2013, as a result of larger gains realized in 2013 from asset liability management decisions to shorten the duration of the investment portfolio.

Other noninterest income decreased $1.5 million, or 90.5%, to $154,000 in 2014 from 2013. Included in other noninterest income were net losses of $609,000 in hedge ineffectiveness in 2014, compared to net gains of $861,000 in hedge ineffectiveness in 2013. The ineffectiveness during 2014 and 2013 resulted from the fair value of the swaps changing more than the value change on the underlying assets.

Operating noninterest income includes the adjusted amortization of the FDIC receivable for loss share agreements. The adjusted amortization of FDIC receivable for loss share agreements decreased $72.1 million, or 82.0%, to $15.8 million in 2014 from 2013. The decrease was due, in large part, to the significant reduction in the balance of the FDIC receivable during the period, including the effect of the expiration of our largest commercial loss share agreements in 2014, as the majority of the amortization related to these agreements was recorded in prior periods.

Operating Noninterest Expense and Noninterest Expense

Operating noninterest expense for 2015 totaled $117.9 million, up $27.0 million from 2014. Operating noninterest expense totaled $90.9 million for 2014, down $4.7 million from 2013. The following table presents the components of operating noninterest expense and noninterest expense for the periods indicated (dollars in thousands):

	December 31
	2015	2014	2013
Salaries and employee benefits (1)	$79,475	$60,296	$59,862
Occupancy and equipment	12,432	9,898	9,767
Data processing	9,190	7,053	6,087
Legal and professional fees	5,071	3,440	4,989
Marketing	2,318	1,824	1,504
Federal deposit insurance premiums and other regulatory fees	2,100	1,420	2,315
Amortization of intangibles	1,804	694	1,202
Loan collection costs and OREO activity	(1,597)	480	4,339
Other	7,079	5,771	5,528
Total operating noninterest expense (2)	117,872	90,876	95,593
Severance costs	3,820	1,797	2,374
Merger-related expenses	1,730	795	—
Total noninterest expense	$123,422	$93,468	$97,967

(1) Exclusive of severance costs.
(2) Operating noninterest expense is a non-GAAP financial measure. Refer to the section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2 "Non-GAAP Performance Measures Reconciliation" for further information.

2015 compared to 2014

Salaries and employee benefits, exclusive of severance costs, increased $19.2 million, or 31.8%, to $79.5 million in 2015 from 2014. Approximately $14.4 million of the increase was related to our acquisition of First Bank and the expansion of State Bank's legacy mortgage banking activities. The remaining increase was primarily due to the full year impact of the Bank of Atlanta integration totaling $2.1 million and an increase in equity compensation in 2015 of $1.6 million.

Legal and professional fees increased $1.6 million, or 47.4% in 2015 from 2014, primarily due to the acquisition and integration of First Bank as well as the full year impact of the Bank of Atlanta integration. Our FDIC deposit insurance premiums and other regulatory fees increased $680,000 or 47.9% in 2015 from 2014, due to our acquisitions of First Bank and Bank of Atlanta as well as asset growth outside of our acquisitions. Amortization of intangibles increased $1.1 million, or 159.9%, to $1.8 million in 2015 from 2014, of which $840,000 was related to intangibles recorded and amortized from the First Bank acquisition.

Loan collection costs and OREO activity, which includes rental fees on OREO properties as well as gains and losses on OREO, decreased $2.1 million, or 432.7%, to negative $1.6 million in 2015 from 2014. The decrease is attributed to net gains from OREO activity and higher rental fees of $3.0 million in 2015 from 2014, offset by $904,000 of increased loan collection expenses in 2015 from 2014. Of the decrease, $593,000 in net gains on sales of OREO in 2015 would have been paid to the FDIC had we not terminated our loss share agreements. Loan collection expenses of $870,000 in 2015 would have been reimbursed to us by the FDIC had we not terminated our loss share agreements.

Operating noninterest expense excludes severance costs and merger-related expenses. Severance costs increased $2.0 million, or 112.6%, to $3.8 million in 2015 from 2014. The increase resulted from the organizational realignment driven by our overall efficiency initiative related to the early termination of loss share, efficiencies from the consolidation of First Bank into State Bank, and the consolidation of State Bank's finance, legal, risk, credit, operations, and technology functions. Merger-related expenses increased $935,000, or 117.6%, to $1.7 million in 2015 from 2014 which was directly related to the acquisition and integration of First Bank.

2014 compared to 2013

Salaries and employee benefits, exclusive of severance costs, remained relatively stable year over year and increased $434,000, or .7%, to $60.3 million in 2014 from 2013. Total employees were virtually unchanged, as reductions in our Special Assets Division were offset with personnel additions in mortgage origination, SBA lending, and payroll services. In addition, salaries and employee benefits of $1.1 million were incurred in 2014 related to the Bank of Atlanta acquisition. Share-based compensation was $714,000 higher in 2014. These increases were offset by lower salary expense in 2014 associated with ongoing efficiency efforts.

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

Loan collection costs and OREO activity decreased $3.9 million, or 88.9%, to $480,000 in 2014 from 2013. The decrease is primarily due to a reduction in the volume and related expenses associated with the other real estate owned from our failed bank transactions. Additionally, we recognized approximately $1.8 million in net gains on the disposal of other real estate owned in 2014, compared to net losses of $391,000 in 2013.

Operating noninterest expense excludes severance costs and merger-related expenses. Severance costs decreased $577,000 to $1.8 million in 2014, compared to $2.4 million in 2013. Merger-related expenses were $795,000 in 2014, compared to no merger-related expenses in 2013. The merger-related expenses were directly related to the acquisition and integration of Bank of Atlanta.

Income Taxes

      Our provision for income taxes was $15.4 million, $18.3 million, and $6.6 million in 2015, 2014, and 2013, respectively.
Our effective income tax rates were 35.2%, 37.2% and 34.0% for 2015, 2014 and 2013, respectively. The effective tax rates for all periods were affected by various factors including amounts of non-taxable income, non-deductible expenses and tax credits. A reconciliation between the income tax expense and the amounts computed by applying the statutory federal income tax rate for the years ended December 31, 2015, 2014 and 2013 is included in Note 22 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Fourth Quarter Results

Net income for the fourth quarter of 2015 was $12.1 million, or $.33 per diluted common share, compared to $9.1 million, or $.25 per diluted common share, in the third quarter of 2015.

       Net interest income was $40.6 million for the fourth quarter ended December 31, 2015, compared to $37.4 million for the third quarter ended September 30, 2015. The increase in net interest income of $3.2 million was primarily a result of a $3.1 million increase in accretion income on purchased credit impaired loans. The increase in accretion income was primarily due to $4.1 million in gains on loan pool closings in the fourth quarter compared to no gains on loan pool closings in the third quarter. Interest expense remained relatively flat in the fourth quarter as compared to the third quarter, with a slight increase of $17,000.

       Our provision for loan and lease loss expense was $494,000 for the fourth quarter ended December 31, 2015, compared to negative $265,000 for the third quarter ended September 30, 2015. The increase was largely driven by a $951,000 provision for loan and lease losses on organic loans due to organic loan growth in the fourth quarter and offset by a negative $509,000 provision for loan and lease losses on purchased credit impaired loans.

       Total noninterest income was $8.1 million for the fourth quarter ended December 31, 2015, compared to $8.9 million for the third quarter ended September 30, 2015. The decrease was primarily due to a decrease of $1.1 million in mortgage banking income resulting from a $30.0 million decline in production and related decrease in gains on mortgage loan sales.

Total noninterest expense was $29.6 million for the fourth quarter ended December 31, 2015, compared to $32.4 million for the third quarter ended September 30, 2015, a decrease of $2.9 million. The decrease is mainly attributed to no severance or merger-related expenses recognized in the fourth quarter, which was partially offset by lower gains on OREO sales of $629,000 in the fourth quarter as compared to the third quarter. In the third quarter of 2015, the company recognized $3.0 million of severance costs related to the Company's overall efficiency initiative, which were fully expensed before the fourth quarter. Also in the third quarter, the company recognized $717,000 of merger-related expenses for the acquisition and integration of First Bank, which were fully expensed before the fourth quarter.

Balance Sheet Review

General

At December 31, 2015, we had total assets of approximately $3.5 billion, consisting principally of $1.8 billion in net organic loans, $240.3 million in net purchased non-credit impaired loans, $137.8 million in net purchased credit impaired loans, $887.7 million in investment securities, $10.5 million in other real estate owned and $175.4 million in cash and cash equivalents. Our liabilities at December 31, 2015 totaled $2.9 billion, consisting principally of $2.9 billion in deposits. At December 31, 2015, our shareholders' equity was $536.5 million.

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

Investments

Our investment portfolio consists of U.S. Government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. Government agency securities, municipal securities, corporate bonds and asset-backed securities. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At December 31, 2015, we had $887.7 million in our available-for-sale investment securities portfolio representing approximately 25.6% of our total assets, compared to $640.1 million, or 22.2% of total assets, at December 31, 2014. Our increased investment in securities totaling $247.6 million, or 38.7%, compared to December 31, 2014 was primarily due to the investment portfolio we acquired in our acquisition of First Bank, which was subsequently sold and replaced with securities similar to the existing State Bank portfolio. Management also continued to invest excess cash to receive a higher return on liquid assets. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile.

At December 31, 2015, $103.3 million, or 11.6%, of our available-for-sale securities were invested in securities of U.S. Government agencies, compared to $117.3 million, or 18.3%, at December 31, 2014. U.S. Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At December 31, 2015, $503.7 million, or 56.7%, of our available-for-sale securities were invested in agency mortgage-backed securities, compared to $352.5 million, or 55.1%, as of December 31, 2014. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At December 31, 2015, $150.7 million, or 17.0% of our available-for-sale securities were invested in nonagency mortgage-backed securities, compared to $115.0 million, or 18.0%, at December 31, 2014. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

At December 31, 2015, $46.2 million, or 5.2%, of our available-for-sale securities were invested in asset-backed securities, compared to $26.7 million, or 4.2%, as of December 31, 2014. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At December 31, 2015, $82.0 million or 9.2%, of our available-for-sale securities were invested in corporate securities, compared to $22.6 million, or 3.5%, at December 31, 2014. Corporate securities currently consist of short duration debt. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following table is a summary of our available-for-sale investment portfolio at the dates indicated (dollars in thousands):

	December 31
	2015		2014		2013
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$103,525	$103,272	$116,830	$117,349	$80,692	$81,111
States and political subdivisions	1,809	1,813	5,881	5,897	9,317	9,367
Residential mortgage-backed securities — nonagency	146,832	150,702	109,344	115,031	110,900	117,647
Residential mortgage-backed securities — agency	507,168	503,688	351,769	352,528	176,503	175,926
Asset-backed securities	46,570	46,245	26,820	26,700	2,936	2,940
Corporate securities	82,245	81,985	22,577	22,581	—	—
Equity securities	—	—	—	—	51	57
Total investment securities available-for-sale	$888,149	$887,705	$633,221	$640,086	$380,399	$387,048

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

	Distribution of Maturities (1)
December 31, 2015	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$3,001	$100,524	$—	$—	$103,525
States and political subdivisions	1,508	301	—	—	1,809
Residential mortgage-backed securities — nonagency	—	—	—	146,832	146,832
Residential mortgage-backed securities — agency	—	33,555	415,778	57,835	507,168
Asset-backed securities	—	—	12,846	33,724	46,570
Corporate securities	2,534	67,956	10,198	1,557	82,245
Total debt securities	$7,043	$202,336	$438,822	$239,948	$888,149

Fair Value (1):
U.S. Government securities	$3,006	$100,266	$—	$—	$103,272
States and political subdivisions	1,507	306	—	—	1,813
Residential mortgage-backed securities — nonagency	—	—	—	150,702	150,702
Residential mortgage-backed securities — agency	—	33,593	412,637	57,458	503,688
Asset-backed securities	—	—	12,780	33,465	46,245
Corporate securities	2,532	67,546	10,350	1,557	81,985
Total debt securities	$7,045	$201,711	$435,767	$243,182	$887,705

Weighted Average Yield (2):
Total debt securities	2.01%	1.59%	1.56%	2.73%	1.89%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $2.1 billion at December 31, 2015 and $1.6 billion at December 31, 2014. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic loans increased $453.9 million, or 34.4%, to $1.8 billion at December 31, 2015 from December 31, 2014. The $453.9 million increase was a result of improved economic conditions within our markets, leading to increased loan demand which included approximately $1.5 billion in new loan fundings, offset by approximately $1.1 billion in paydowns. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards to organic loans.

Purchased Non-Credit Impaired Loans

Purchased non-credit impaired loans were $240.3 million at December 31, 2015, an increase of $132.5 million, or 122.9%, from December 31, 2014. The increase was attributed to $292.4 million in purchased non-credit impaired loans acquired from First Bank and offset by $159.9 million in loan paydowns or payoffs.

Purchased Credit Impaired Loans

Net of the $2.0 million increase related to the First Bank acquisition, our purchased credit impaired loans decreased $62.7 million, or 30.4%, to $145.6 million at December 31, 2015 from December 31, 2014. Our purchased credit impaired loans declined as these loans were paid down or charged-off.

The following tables summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	Years Ended December 31
	2015					2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$482,087	$18,598	$14,252	$514,937	23.9%	$310,987	$2,166	$24,544	$337,697	20.7%
Other commercial real estate	661,062	74,506	40,742	776,310	35.9%	609,478	26,793	58,680	694,951	42.5%
Total commercial real estate	1,143,149	93,104	54,994	1,291,247	59.8%	920,465	28,959	83,224	1,032,648	63.2%
Residential real estate	140,613	69,053	64,011	273,677	12.6%	91,448	43,669	78,793	213,910	13.1%
Owner-occupied real estate	219,636	61,313	25,364	306,313	14.2%	188,933	22,743	42,168	253,844	15.5%
Commercial, financial & agricultural	181,513	14,216	1,050	196,779	9.1%	90,930	11,635	1,953	104,518	6.4%
Leases	71,539	—	—	71,539	3.3%	19,959	—	—	19,959	1.2%
Consumer	17,882	2,624	156	20,662	1.0%	8,658	791	201	9,650.6%
Total gross loans receivable, net of deferred fees	1,774,332	240,310	145,575	2,160,217	100.0%	1,320,393	107,797	206,339	1,634,529	100.0%
Allowance for loan and lease losses	(21,224)	(53)	(7,798)	(29,075)		(18,392)	—	(10,246)	(28,638)
Total loans, net	$1,753,108	$240,257	$137,777	$2,131,142		$1,302,001	$107,797	$196,093	$1,605,891

	Years Ended December 31
	2013				2012				2011
	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$251,043	$35,383	$286,426	20.7%	$230,448	$81,288	$311,736	21.3%	$162,382	$190,110	$352,492	23.3%
Other commercial real estate	550,474	67,573	618,047	44.8%	457,729	139,010	596,739	40.9%	307,814	233,575	541,389	35.8%
Total commercial real estate	801,517	102,956	904,473	65.5%	688,177	220,298	908,475	62.2%	470,196	423,685	893,881	59.1%
Residential real estate	66,835	95,240	162,075	11.7%	43,179	142,032	185,211	12.7%	33,738	189,109	222,847	14.7%
Owner-occupied real estate	174,858	54,436	229,294	16.6%	172,445	86,612	259,057	17.7%	139,128	143,523	282,651	18.7%
Commercial, financial & agricultural	71,006	4,289	75,295	5.5%	73,680	24,980	98,660	6.8%	51,251	49,607	100,858	6.7%
Consumer	9,259	573	9,832.7%		8,021	791	8,812.6%		6,716	6,230	12,946	0.8%
Total gross loans receivable, net of deferred fees	1,123,475	257,494	1,380,969	100.0%	985,502	474,713	1,460,215	100.0%	701,029	812,154	1,513,183	100.0%
Allowance for loan and lease losses	(16,656)	(17,409)	(34,065)		(14,660)	(55,478)	(70,138)		(10,207)	(59,277)	(69,484)
Total loans, net	$1,106,819	$240,085	$1,346,904		$970,842	$419,235	$1,390,077		$690,822	$752,877	$1,443,699

Maturities and Sensitivity of Loans to Changes in Interest Rates

       Information included in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturities. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because some borrowers have the right to prepay obligations without prepayment penalties.

The following table summarizes the maturity distribution of our held for investment loan portfolio by type (dollars in thousands):

December 31, 2015	One year or less	After one but within five years	After five years	Total
Commercial real estate	$370,720	$757,724	$162,803	$1,291,247
Residential real estate	59,089	92,685	121,903	273,677
Owner-occupied real estate	19,914	122,594	163,805	306,313
Commercial, financial & agricultural	47,508	77,618	71,653	196,779
Leases	719	50,923	19,897	71,539
Consumer	4,718	15,614	330	20,662
Total gross loans	$502,668	$1,117,158	$540,391	$2,160,217

The following table summarizes loans held for investment with maturity dates after one year and their interest rate characteristics (dollars in thousands):

December 31, 2015
Fixed interest rates	$698,216
Floating or adjustable interest rates	959,333
Total gross loans	$1,657,549

FDIC Receivable for Loss Share Agreements and Clawback Liability

During the second quarter of 2015, we entered into an agreement with the FDIC to terminate the loss share agreements for all 12 of our FDIC-assisted acquisitions, resulting in a one-time after-tax charge of $8.9 million, or $14.5 million pre-tax. Approximately $9.3 million of the one-time charge was related to amortization on the FDIC receivable scheduled to be recognized during future quarters with the remainder of the one-time charge primarily consisting of our payment to the FDIC to eliminate all rights and obligations between State Bank and the FDIC under the loss share agreements and settle outstanding claims for reimbursement between the parties. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions and the settlement of historic loss share expense reimbursement claims, were eliminated under the early termination agreement. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses.

The following table presents a summary of the calculation of the loss recognized as a result of the termination of the FDIC loss share agreements, including the clawback provisions and settlement of historic loss share and expense reimbursement claims (dollars in thousands):

For the Year Ended
December 31, 2015
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

At December 31, 2015, our total ALLL for the loan portfolio was $29.1 million, an increase of $437,000 compared to December 31, 2014. The ALLL reflected $4.1 million of net charge-offs and a $3.5 million provision for loan and lease losses on our total loan portfolio for the year ended December 31, 2015.

Organic loans

The ALLL on our organic loan portfolio is determined based on factors such as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans and economic conditions that may affect the borrowers' ability to pay. The ALLL for organic loans consists of two components: a specific reserve and a general reserve. The specific reserve is representative of identified credit exposures that are readily predictable by the current performance of the borrower and the underlying collateral and relates to loans that are individually determined to be impaired. The general reserve is based on historical loss experience adjusted for current economic factors and relates to non-impaired loans. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, interest rate risk and unusual events or significant changes in personnel, policies and procedures. The qualitative analysis requires judgment by management and is subject to continuous validation. The provision for loan and losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

At December 31, 2015, our organic ALLL was $21.2 million, an increase of $2.8 million compared to December 31, 2014. The increase in our organic ALLL at December 31, 2015 is primarily from $2.9 million of provision for loan and lease losses charged to expense for the year end December 31, 2015 as a result of organic loan growth during the period.

Purchased Non-Credit Impaired Loans

In accordance with the accounting guidance for business combinations, there was no allowance for loan and lease losses brought forward on any purchased non-credit impaired loan at acquisition, as we adjusted the unpaid principal balance of such loans to reflect credit discounts representing the principal losses expected over the life of the loans which was a component of the initial fair value. This adjustment is accreted into earnings as a yield adjustment, using the effective yield method, over the remaining life of each loan. After the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to the method we use for organic loans, and if necessary, we recognize additional reserves in the allowance for loan and lease losses. Any provision for loan and lease losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

At December 31, 2015, our purchased non-credit impaired ALLL was $53,000 because the ALLL calculated on one loan exceeded the discount we recorded at acquisition. Our purchased non-credit impaired loan portfolio was established during the fourth quarter of 2014 and at December 31, 2014, we held no ALLL for purchased non-credit impaired loans as the credit discounts recorded at acquisition exceeded any ALLL calculated.

Purchased Credit Impaired Loans

In accordance with the accounting guidance for business combinations, there was no allowance for loan and lease losses brought forward on any purchased credit impaired loans at acquisition, as we adjusted the loan balances to fair value based on a discounted cash flow methodology that involves assumptions and judgments related to credit risk, default rates, loss severity, collateral values, discounts rates, payment speeds, prepayment risk, and liquidity risk. We then determined which purchased credit impaired loans would be placed into homogeneous risk pools and which would be specifically reviewed as part of the periodic cash flow re-estimation process.

We maintain an allowance for loan and lease losses on purchased credit impaired loans subsequent to the acquisition date which represents management's estimates of the potential impairment of the purchased credit impaired loans or pools of loans based on expected future cash flows, which is re-estimated on a quarterly basis. If a loan is placed in a pool, the overall performance of the pool will determine if any future ALLL is required. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and, potentially, the calculation of a higher effective yield. The potentially higher yield is recorded as "loan accretion" on our consolidated statements of income. If actual losses exceed the estimated losses, we record a provision for loan and lease losses on purchased credit impaired loans as an expense on our consolidated statements of income. If actual losses are less than our previously estimated losses, we reduce the purchased credit impaired ALLL by recording a negative provision for loan and lease losses up to the amount of the ALLL previously recorded. Before the early termination of our FDIC loss share agreements in the second quarter of 2015, we recorded the provision for loan and lease losses on purchased credit impaired loans covered by loss share agreements with the FDIC net of the amount that we expected to recover under the related FDIC loss share agreements.

At December 31, 2015, our purchased credit impaired ALLL was $7.8 million, a decrease of $2.4 million compared to December 31, 2014. The decrease in the purchased credit impaired ALLL was primarily due to a decrease in the balance of our purchased credit impaired loan portfolio which was $145.6 million at December 31, 2015, compared to $206.3 million at December 31, 2014. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools. The provision for loan and lease losses charged to expense was $535,000 in 2015, net of the amount recorded through the FDIC receivable, compared to $121,000 in 2014. The increase in provision expense was primarily attributed to the decrease in expected cash flows on one loan.

The following table summarizes the activity in our ALLL related to our organic loans for the years presented (dollars in thousands):

	Years Ended December 31
ALLL: Organic Loans	2015	2014	2013	2012	2011
Balance, beginning of year	$18,392	$16,656	$14,660	$10,207	$5,351
Charge-offs:
Construction, land & land development	(3)	(1,267)	(4)	(287)	(504)
Other commercial real estate	—	—	(186)	(223)	(107)
Total commercial real estate	(3)	(1,267)	(190)	(510)	(611)
Residential real estate	—	(1)	(38)	(75)	(74)
Owner-occupied real estate	—	—	(49)	—	(536)
Commercial, financial & agricultural	(289)	(256)	(114)	(75)	(104)
Consumer	(21)	(28)	(26)	(9)	(419)
Total charge-offs	$(313)	$(1,552)	$(417)	$(669)	$(1,744)
Recoveries on loans previously charged-off:
Construction, land & land development	—	291	160	3	—
Other commercial real estate	173	1	279	71	—
Total commercial real estate	173	292	439	74	—
Residential real estate	10	26	20	2	8
Owner-occupied real estate	—	5	5	—	14
Commercial, financial & agricultural	98	186	24	6	7
Consumer	7	4	5	5	89
Total recoveries	$288	$513	$493	$87	$118
Net (charge-offs) recoveries	(25)	(1,039)	76	(582)	(1,626)
Provision for loan and lease losses	2,857	2,775	1,920	5,035	6,482
Balance, end of year	$21,224	$18,392	$16,656	$14,660	$10,207
ALLL to organic loans	1.20%	1.39%	1.48%	1.49%	1.46%
Ratio of net charge-offs (recoveries) to average organic loans outstanding	—%	.08%	(.01)%	.07%	.29%

Our purchased non-credit impaired portfolio was established in the fourth quarter of 2014 and we did not have any charge-off or recovery activity on the purchased non-credit impaired portfolio until 2015. The following table summarizes the activity in our ALLL related to our purchased non-credit impaired loans for the year presented (dollars in thousands):

Year Ended December 31
ALLL: Purchased Non-Credit Impaired Loans	2015
Balance, beginning of year	$—
Charge-offs:
Residential real estate	(24)
Consumer	(24)
Total charge-offs	$(48)
Recoveries on loans previously charged-off:
Residential real estate	1
Consumer	6
Total recoveries	$7
Net charge-offs (recoveries)	(41)
Provision for loan and lease losses	94
Balance, end of year	$53
ALLL to purchased non-credit impaired loans	.02%
Ratio of net charge-offs to average purchased non-credit impaired loans outstanding	.01%

The following table summarizes the activity in our ALLL related to our purchased credit impaired loans for the years presented (dollars in thousands):

	Years Ended December 31
ALLL: Purchased Credit Impaired Loans	2015	2014	2013	2012	2011
Balance, beginning of year	$10,246	$17,409	$55,478	$59,277	$—
Charge-offs:
Construction, land & land development	(3,173)	(4,619)	(15,942)	(40,101)	(10,479)
Other commercial real estate	(4,078)	(7,683)	(9,612)	(10,158)	(4,425)
Total commercial real estate	(7,251)	(12,302)	(25,554)	(50,259)	(14,904)
Residential real estate	(1,441)	(1,228)	(2,697)	(4,544)	(1,356)
Owner-occupied real estate	(1,374)	(2,775)	(4,619)	(5,038)	(1,535)
Commercial & industrial	(1,929)	(1,409)	(2,856)	(2,123)	(1,534)
Consumer	(138)	(64)	(263)	(12)	—
Total charge-offs	$(12,133)	$(17,778)	$(35,989)	$(61,976)	$(19,329)
Recoveries on loans previously charged-off:
Construction, land & land development	2,905	5,194	13,296	6,342	2
Other commercial real estate	2,421	3,488	5,365	657	1
Total commercial real estate	5,326	8,682	18,661	6,999	3
Residential real estate	382	1,491	5,500	169	—
Owner-occupied real estate	1,120	1,429	3,637	357	—
Commercial & industrial	1,080	1,714	3,494	15	22
Consumer	197	68	1,223	—	—
Total recoveries	$8,105	$13,384	$32,515	$7,540	$25
Net charge-offs	(4,028)	(4,394)	(3,474)	(54,436)	(19,304)
(Recovery of) provision for loan and lease losses before amount attributable to FDIC loss share agreements	1,580	(2,769)	(34,595)	50,637	78,581
Amount attributable to FDIC loss share agreements	(1,045)	2,890	30,188	(40,556)	(58,547)
Total provision for (recovery of) loan and lease losses charged to operations	$535	$121	$(4,407)	$10,081	$20,034
(Recovery of) provision for loan and lease losses recorded through the FDIC loss share receivable	1,045	(2,890)	(30,188)	40,556	58,547
Balance, end of year	$7,798	$10,246	$17,409	$55,478	$59,277
ALLL to purchased credit impaired loans	5.36%	4.97%	6.76%	11.69%	7.30%
Ratio of net charge-offs to average purchased credit impaired loans outstanding	2.30%	1.96%	1.03%	8.34%	2.34%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL for organic loans and the percentage of the total amount of organic loans in each loan category listed at the dates indicated (dollars in thousands):

	December 31
	2015		2014		2013		2012		2011
Organic Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans
Construction, land & land development	$8,185	22.3%	$6,199	19.0%	$3,667	18.2%	$3,479	15.8%	$2,422	10.7%
Other commercial real estate	5,422	30.6%	6,935	37.3%	7,496	39.9%	6,016	31.4%	4,001	20.4%
Total commercial real estate	13,607	52.9%	13,134	56.3%	11,163	58.1%	9,495	47.2%	6,423	31.1%
Residential real estate	2,053	6.4%	1,190	5.6%	1,015	4.8%	1,050	3.0%	561	2.2%
Owner-occupied real estate	1,920	10.2%	1,928	11.5%	2,535	12.7%	2,486	11.8%	2,304	9.2%
Commercial, financial & agricultural	2,509	8.4%	1,770	5.6%	1,799	5.1%	1,497	5.1%	765	3.4%
Leases	865	3.3%	262	1.2%	—	—%	—	—%	—	—%
Consumer	270.8%		108.5%		144.7%		132.5%		154.4%
Organic loans total	21,224	82.0%	18,392	80.7%	16,656	81.4%	14,660	67.6%	10,207	46.3%
Purchased credit impaired loans total	7,798	6.8%	10,246	12.7%	17,409	18.6%	55,478	32.4%	59,277	53.7%
Purchased non-credit impaired loans total	53	11.2%	—	6.6%	—	—%	—	—%	—	—%
Total	$29,075	100.0%	$28,638	100.0%	$34,065	100.0%	$70,138	100.0%	$69,484	100.0%

Our purchased non-credit impaired loans portfolio was established in the fourth quarter of 2014. We did not record an ALLL for purchased non-credit impaired loans in 2014. The following table presents the allocation of the ALLL for purchased non-credit impaired loans and the percentage of the total amount of purchased non-credit impaired loans in each loan category listed at the dates indicated (dollars in thousands):

	December 31
	2015		2014
Purchased Non-Credit Impaired Loans	ALLL	% of Loans to Total Loans	% of Loans to Total Loans
Construction, land & land development	$—	.9%	.1%
Other commercial real estate	—	3.4%	1.6%
Total commercial real estate	—	4.3%	1.7%
Residential real estate	53	3.2%	2.7%
Owner-occupied real estate	—	2.8%	1.4%
Commercial, financial & agricultural	—	.7%	.6%
Consumer	—	.2%	.1%
Purchased non-credit impaired loans total	53	11.2%	6.6%
Organic loans total	21,224	82.0%	80.7%
Purchased credit impaired loans total	7,798	6.8%	12.7%
Total	$29,075	100.0%	100.0%

The following table presents the allocation of the ALLL on our purchased credit impaired loans and the percentage of the total amount of purchased credit impaired loans in each loan category listed at the dates indicated (dollars in thousands):

	December 31
	2015		2014		2013		2012		2011
Purchased Credit Impaired Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans
Construction, land & land development	$1,516	0.7%	$1,987	1.6%	$4,341	2.5%	$13,522	5.5%	$25,300	12.6%
Other commercial real estate	1,872	1.9%	3,474	3.6%	6,885	4.9%	13,630	9.5%	12,032	15.4%
Total commercial real estate	3,388	2.6%	5,461	5.2%	11,226	7.4%	27,152	15.0%	37,332	28.0%
Residential real estate	1,893	3.0%	2,298	4.8%	2,481	6.9%	21,545	9.7%	14,372	12.5%
Owner-occupied real estate	2,449	1.2%	1,916	2.6%	1,950	3.9%	4,021	5.9%	4,202	9.5%
Commercial, financial & agricultural	60	—%	567.1%		1,680.3%		2,607	1.7%	3,371	3.3%
Consumer	8	—%	4	—%	72	—%	153.1%		—	.4%
Purchased credit impaired loans total	7,798	6.8%	10,246	12.7%	17,409	18.6%	55,478	32.4%	59,277	53.7%
Organic loans total	21,224	82.0%	18,392	80.7%	16,656	81.4%	14,660	67.6%	10,207	46.3%
Purchased non-credit impaired loans total	53	11.2%	—	6.6%	—	—%	—	—%	—	—%
Total	$29,075	100.0%	$28,638	100.0%	$34,065	100.0%	$70,138	100.0%	$69,484	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings, and other real estate owned. For organic and purchased non-credit impaired loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

We do not consider our purchased credit impaired loans, which showed evidence of deteriorated credit quality at acquisition, to be nonperforming assets as long as their cash flows and the timing of such cash flows continue to be estimable and probable of collection. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. As a result, management has excluded purchased credit impaired loans from the table in this section.

Loans, excluding purchased credit impaired loans, that have been placed on nonaccrual are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. The majority of our loans, excluding purchased credit impaired, that are on nonaccrual are collateral dependent and, therefore, are valued using the fair value of collateral method. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

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

Nonperforming loans, excluding purchased credit impaired loans, remain on nonaccrual status until the factors that previously indicated doubtful collectability on a timely basis no longer exist. Specifically, we look at the following factors before returning a nonperforming loan to performing status: documented evidence of debt service capacity; adequate collateral; and a minimum of six months of satisfactory payment performance.

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

Loan modifications on purchased credit-impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At December 31, 2015, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At December 31, 2015, OREO totaled $10.5 million, an increase of $2.0 million from December 31, 2014. The increase is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $9.8 million in addition to OREO acquired from our acquisition of First Bank totaling $6.5 million, offset by $13.9 million in sales of OREO.

The following tables set forth our nonperforming assets at the years indicated (dollars in thousands):

	December 31
	2015	2014	2013	2012	2011
Organic Assets
Nonaccrual loans	$5,096	$5,546	$2,265	$3,533	$2,161
Accruing TDRs	—	—	—	1,183	—
Total nonperforming loans	5,096	5,546	2,265	4,716	2,161
Other real estate owned	33	74	965	1,115	1,210
Total nonperforming organic assets	$5,129	$5,620	$3,230	$5,831	$3,371
Accruing loans 90 days or more past due	—	—	—	—	—
Nonperforming organic loans to total organic loans	.29%	.42%	.20%	.48%	.31%
Nonperforming organic assets to total organic loans and other real estate owned	.29%	.43%	.29%	.59%	.48%

Purchased Non-Credit Impaired Assets
Nonaccrual loans	$1,280	$107	$—	$—	$—
Accruing TDRs	577	—	—	—	—
Total nonperforming loans	1,857	107	—	—	—
Other real estate owned	—	—	—	—	—
Total nonperforming PNCI assets	$1,857	$107	$—	$—	$—
Accruing loans 90 days or more past due	—	—	—	—	—
Nonperforming PNCI loans to total PNCI loans	.77%	.10%	—%	—%	—%
Nonperforming PNCI assets to total PNCI loans and other real estate owned	.77%	.10%	—%	—%	—%

Purchased Credit Impaired Assets
Other real estate owned	$10,497	$8,494	$46,222	$45,062	$84,496
Total nonperforming PCI assets	$10,497	$8,494	$46,222	$45,062	$84,496
Nonperforming PCI assets to total PCI other real estate owned	6.73%	3.95%	15.22%	8.67%	9.42%

Total Nonperforming Assets
Total nonperforming loans	$6,953	$5,653	$2,265	$4,716	$2,161
Total nonperforming assets	$17,483	$14,221	$49,452	$50,893	$87,867
Total nonperforming loans to total loans	.32%	.35%	.16%	.32%	.14%
Total nonperforming assets to total loans and other real estate owned	.81%	.87%	3.46%	3.38%	5.50%

Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $17.5 million, or .8% of total loans and other real estate owned, at December 31, 2015, compared to $14.2 million, or .9% at December 31, 2014. The $3.3 million increase in nonperforming assets is related to loans and other real estate owned that we acquired in our acquisition of First Bank, which added $7.1 million in nonperforming loans and OREO at December 31, 2015.

At December 31, 2015 and 2014, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing interest. At December 31, 2015 and 2014, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $124,000 for 2015. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans was approximately $185,000 for 2015.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management classifies potential problem loans as "Substandard" or "Doubtful". Potential problem loans not included in the nonperforming assets table above totaled $1.5 million, or .1% of total organic and purchased non-credit impaired loans outstanding, at December 31, 2015.
Deposits
Total deposits at December 31, 2015 were $2.9 billion, an increase of $470.3 million from December 31, 2014. The increase was largely due to the acquisition of First Bank on January 1, 2015, which added $417.7 million of deposits at the acquisition date. Outside of our acquisition of First Bank, we had total deposit growth of $52.6 million, or 2.2%, from December 31, 2014. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in our overall deposit mix continued its trend through 2015, as we grew our noninterest-bearing deposits to $826.2 million, representing 28.9% of total deposits. Of the $248.9 million increase from December 31, 2014, $80.9 million in noninterest-bearing deposits were acquired in our acquisition of First Bank and $168.0 million were attributed to growth outside of the acquisition. Average noninterest-bearing deposits increased $267.9 million, or 54.7%, for the year ended December 31, 2015 compared to the same period in 2014.

Our interest-bearing transaction accounts increased $92.4 million from December 31, 2014 to December 31, 2015, of which $64.4 million were acquired in our acquisition of First Bank. Interest-bearing deposits in savings and money market accounts increased $119.6 million from December 31, 2014, primarily resulting from our acquisition of First Bank which had $129.7 million in these accounts at the acquisition date, offset by a decrease in savings and money market accounts of $10.2 million outside of the acquisition.

Time deposits, excluding brokered and wholesale, increased $54.2 million during 2015, primarily from our acquisition of First Bank which added $124.4 million in these accounts at acquisition. Outside of our acquisition of First Bank, time deposits decreased $70.2 million due to our strategy of reducing our reliance on higher cost funding. We were not able to renew all maturing deposits as customers with CDs maturing in 2015 were offered lower rates at renewal, which resulted in some customers choosing not to renew or opting to invest in other products.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 28 basis points for the year ended December 31, 2015, compared to 35 basis points for the year ended December 31, 2014.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	December 31
	2015		2014		2013
	Amount	% of total	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$826,216	28.9%	$577,295	24.1%	$468,138	22.0%
Interest-bearing transaction accounts	588,391	20.6%	495,966	20.7%	367,983	17.3%
Savings and money market deposits	1,074,190	37.5%	954,626	39.9%	892,136	41.9%
Time deposits less than $250,000	279,449	9.8%	247,757	10.4%	267,308	12.6%
Time deposits $250,000 or greater	41,439	1.4%	18,946.8%		26,130	1.2%
Brokered and wholesale time deposits	52,277	1.8%	97,092	4.1%	106,630	5.0%
Total deposits	$2,861,962	100.0%	$2,391,682	100.0%	$2,128,325	100.0%

The maturity distribution of our time deposits of $250,000 or greater is as follows (dollars in thousands):

December 31, 2015
Three months or less	$10,261
Over three through six months	5,978
Over six though twelve months	14,942
Over twelve months	10,258
Total time deposits of $250,000 or greater	$41,439

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods presented (dollars in thousands):

	Years Ended December 31
	2015		2014		2013
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$757,639	—%	$489,749	—%	$412,575	—%
Interest-bearing transaction accounts	518,770.14%		386,112.13%		335,804.11%
Savings and money market deposits	1,059,523.46%		910,748.45%		927,722.43%
Time deposits less than $250,000	303,745.30%		248,696.53%		294,275.61%
Time deposits $250,000 or greater	55,539.68%		33,466.79%		30,058.90%
Brokered and wholesale time deposits	78,135.97%		97,458.99%		106,764.93%
Total deposits	$2,773,351		$2,166,229		$2,107,198

Capital Resources

We maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At December 31, 2015, shareholders' equity was $536.5 million, or 15.5% of total assets, compared to $464.1 million, or 16.1% of total assets, at December 31, 2014. The primary factors affecting changes in shareholders' equity were the issuance of $57.0 million in common stock for our acquisition of Georgia-Carolina Bancshares, Inc. and our net income, offset by dividends declared during the year ended December 31, 2015.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board imposes similar capital regulations on bank holding companies. On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets. Basel III introduced a new minimum ratio of common equity Tier 1 capital (CET1) and raised the minimum ratios for Tier 1 capital, total capital, and Tier 1 leverage. The final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments and changed the methodology for calculating risk-weighted assets to enhance risk sensitivity. The methods for calculating the risk-based capital ratios have changed and will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are fully phased in by January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile. In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. Implementation of the new capital and liquidity standards did not and is not expected to significantly impact the Company or State Bank because our current capital levels materially exceed those required under the new rules.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	December 31, 2015		December 31, 2014
Capital Ratio Requirements (1)	Minimum Requirement	Well-capitalized (2)	Minimum Requirement	Well-capitalized (2)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%	N/A	N/A
Tier 1 Capital	6.00%	8.00%	4.00%	6.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) December 31, 2015 capital requirements are under the Basel III framework. December 31, 2014 capital requirements are under the Basel I framework.
(2) The prompt corrective action provisions are only applicable at the bank level.

The Company and State Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at December 31, 2015.

At December 31, 2015 and 2014, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the regulatory capital ratios for both the Company and State Bank at the dates indicated:

	December 31
	2015	2014
Company
Tier 1 leverage ratio	14.48%	15.90%
CET1 capital ratio	17.71	N/A
Tier 1 risk-based capital ratio	17.71	23.12
Total risk-based capital ratio	18.75	24.37

State Bank
Tier 1 leverage ratio	12.62%	12.84%
CET1 capital ratio	15.42	N/A
Tier 1 risk-based capital ratio	15.42	18.63
Total risk-based capital ratio	16.47	19.88

At December 31, 2015, the leverage ratios for both the Company and State Bank decreased compared to December 31, 2014, primarily due to the increases in total average assets which was slightly offset by the increases in Tier 1 Capital. At December 31, 2015, Tier 1 and Total Risk-Based Capital ratios declined for both the Company and State Bank compared to December 31, 2014 as a result of the one-time charge recognized for the early termination of our FDIC loss share agreements and the increase in risk-weighted assets during the year ended December 31, 2015. The increase in risk-weighted assets was partially attributed to the early termination of our loss share coverage on previously covered assets and the related elimination of the FDIC receivable for loss share agreements, as noncovered assets are risk-weighted higher than covered assets. The increase was also attributed to Basel III changes (noted below), the growth in our organic loan portfolio, the addition of purchased non-credit impaired loans with our acquisition of First Bank, and the increased volume of mortgage loans sold with potential recourse provisions as a result of our First Bank acquisition. The Basel III rules changed the risk-weights of certain assets including high volatility commercial real estate loans and associated commitments at 150% risk-weight (up from 100%), the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable with a credit conversion of 20% (up from 0%), and loans and leases past due 90 days or more and/or on nonaccrual at 150% risk-weight (up from 100%).

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. At December 31, 2015, State Bank had no capacity to pay dividends to the Company without prior regulatory approval. In 2016, State Bank expects to have the capacity to pay $17.0 million in dividends to the Company without prior regulatory approval.

At December 31, 2015, the Company had $50.7 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. On February 10, 2016, we declared a quarterly dividend of $.14 per common share to be paid on March 15, 2016 to shareholders of record of our common stock as of March 7, 2016.

We currently have a level of capitalization that will support significant growth, and the long term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we closed on mergers with Atlanta Bancorporation, Inc. in 2014 and Georgia-Carolina Bancshares, Inc. in 2015. We also purchased Boyett Agency, LLC, an independent insurance agency, and the equipment finance origination platform of Patriot Capital Corporation in 2015. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares (including purchases under the Rule 10b-18 plan we announced on February 11, 2016).

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, which may require the payment of a fee by the borrower. At December 31, 2015, unfunded commitments to extend credit were $531.3 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction and consumer equity lines of credit. Based on experience, we anticipate a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At December 31, 2015, there were commitments totaling approximately $6.8 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in Note 20 to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
December 31, 2015	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Time deposits, including accrued interest payable	$373,890	$269,395	$91,244	$13,251	$—
Operating lease obligations	26,039	3,722	6,906	6,066	9,345
Repurchase agreements	32,179	32,179	—	—	—
Total contractual obligations	$432,108	$305,296	$98,150	$19,317	$9,345

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

At December 31, 2015, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $175.4 million, or 5.1% of total assets, compared to $481.2 million, or 16.7% of total assets at December 31, 2014. The decline in our liquid assets was primarily due to funding organic loan growth. Our available-for-sale securities at December 31, 2015 amounted to $887.7 million, or 25.6% of total assets, compared to $640.1 million, or 22.2% of total assets at December 31, 2014. Investment securities with an aggregate fair value of $424.8 million and $283.4 million at December 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our unpledged securities was due to investment of excess cash which was partially offset by increased pledging requirements as a result of increases in public funds and repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2015, core deposits were 130.6% of net loans, compared with 144.6% at December 31, 2014. We maintain eight federal funds lines of credit with correspondent banks totaling $175.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2015, we had no advances from the FHLB and a remaining credit availability of $197.6 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $392.2 million secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At December 31, 2015, we had interest rate swaps and caps, designated as hedging instruments, with aggregate notional amounts of $162.0 million and $200.0 million, respectively. The fair value of these derivative financial assets was $1.3 million at December 31, 2015, compared to $3.9 million at December 31, 2014 and the fair value of these derivative financial liabilities was $1.5 million at December 31, 2015, compared to $1.7 million at December 31, 2014. Note 14 to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2016. Based on the simulation run at December 31, 2015, annual net interest income would be expected to increase approximately 2.42%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 5.84%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 1.00%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The slight decrease in asset sensitivity at December 31, 2015 was primarily due to highly rate sensitive cash at the Federal Reserve being redeployed into loans and investment securities.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	December 31, 2015	December 31, 2014
+200	5.84%	6.25%
+100	2.42	2.50
-100	(1.00)	(1.26)
-200	Not meaningful	Not meaningful

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's December 31, 2015 Annual Report on Form 10-K under the heading "Asset/Liability Management", which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Financial Data (Unaudited)

	2015
	Quarterly Periods Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Selected Results of Operations
Interest income	$42,637	$39,424	$35,467	$41,071
Interest expense	1,994	1,977	1,972	1,979
Net interest income	40,643	37,447	33,495	39,092
Provision for loan and lease losses	494	(265)	64	3,193
Amortization of FDIC receivable for loss share agreements	—	—	(15,040)	(1,448)
Other noninterest income	8,128	8,894	9,319	10,250
Noninterest expense	29,562	32,416	31,357	30,087
Income before income taxes	18,715	14,190	(3,647)	14,614
Income taxes	6,594	5,071	(1,626)	5,410
Net income (loss)	$12,121	$9,119	$(2,021)	$9,204

Common Share Data
Basic net income (loss) per share	$.33	$.26	$(.06)	$.27
Diluted net income (loss) per share	$.33	$.25	$(.06)	$.26
Cash dividends declared per share	$.14	$.07	$.06	$.05

Weighted Average Common Shares Outstanding
Basic	35,208,607	34,687,354	34,654,689	33,593,687
Diluted	36,140,474	36,003,068	34,654,689	34,862,324

Market Data
High Sales Price	$23.73	$22.95	$22.59	$21.19
Low Sales Price	$19.28	$18.72	$19.47	$17.98
Period-end Closing	$21.03	$20.68	$21.70	$21.00
Average Daily Trading Volume	127,980	128,473	125,713	211,841

Selected Quarterly Financial Data (Unaudited) (Continued)

	2014
	Quarterly Periods Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Selected Results of Operations
Interest income	$34,468	$39,817	$34,959	$44,277
Interest expense	1,923	1,857	1,846	1,894
Net interest income	32,545	37,960	33,113	42,383
Provision for loan and lease losses	1,189	416	701	590
Accretion (amortization) of FDIC receivable for loss share agreements	1,652	(196)	(1,949)	(15,292)
Other noninterest income	5,285	3,624	3,348	3,130
Noninterest expense	25,799	22,510	22,076	23,083
Income before income taxes	12,494	18,462	11,735	6,548
Income taxes	4,909	6,958	4,228	2,226
Net income	$7,585	$11,504	$7,507	$4,322

Common Share Data
Basic net income per share	$.24	$.36	$.23	$.13
Diluted net income per share	$.23	$.35	$.23	$.13
Cash dividends declared per share	$.04	$.04	$.04	$.03

Weighted Average Common Shares Outstanding
Basic	31,794,828	31,723,875	31,688,811	31,671,204
Diluted	32,986,269	32,770,893	32,784,665	32,837,884

Market Data
High Sales Price	$20.35	$17.58	$18.12	$19.69
Low Sales Price	$16.12	$16.06	$15.22	$16.50
Period-end Closing	$19.98	$16.24	$16.91	$17.69
Average Daily Trading Volume	161,368	82,440	110,107	92,411

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2015, is included in this Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
State Bank Financial Corporation

We have audited the internal control over financial reporting of State Bank Financial Corporation and Subsidiary (“Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, State Bank Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of State Bank Financial Corporation and Subsidiary as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
State Bank Financial Corporation

We have audited the accompanying consolidated statements of financial condition of State Bank Financial Corporation and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bank Financial Corporation and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
February 26, 2016

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	December 31
	2015	2014
Assets
Cash and amounts due from depository institutions	$12,175	$10,550
Interest-bearing deposits in other financial institutions	163,187	470,608
Cash and cash equivalents	175,362	481,158
Investment securities available-for-sale	887,705	640,086
Loans	2,160,217	1,634,529
Allowance for loan and lease losses	(29,075)	(28,638)
Loans, net	2,131,142	1,605,891
Loans held-for-sale (includes loans at fair value of $48,803 and $0 at 2015 and 2014, respectively)	54,933	3,174
Other real estate owned	10,530	8,568
Premises and equipment, net	42,980	35,286
Goodwill	36,357	10,606
Other intangibles, net	10,101	2,752
SBA servicing rights	2,626	1,516
FDIC receivable for loss share agreements	—	22,320
Bank-owned life insurance	58,819	41,479
Other assets	59,512	29,374
Total assets	$3,470,067	$2,882,210
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$826,216	$577,295
Interest-bearing deposits	2,035,746	1,814,387
Total deposits	2,861,962	2,391,682
Securities sold under agreements to repurchase	32,179	—
Notes payable	1,812	2,771
Other liabilities	37,624	23,662
Total liabilities	2,933,577	2,418,115
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding at 2015 and 2014, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 37,077,848 and 32,269,604 shares issued and outstanding at 2015 and 2014, respectively	371	323
Additional paid-in capital	358,671	297,479
Retained earnings	179,082	162,373
Accumulated other comprehensive income (loss), net of tax	(1,634)	3,920
Total shareholders' equity	536,490	464,095
Total liabilities and shareholders' equity	$3,470,067	$2,882,210

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31
	2015	2014	2013
Interest income:
Loans	$92,946	$64,176	$61,010
Loan accretion	49,830	78,857	122,466
Investment securities	15,214	9,212	8,991
Deposits with other financial institutions	609	1,276	1,207
Total interest income	158,599	153,521	193,674
Interest expense:
Deposits	7,673	7,156	7,386
Federal Home Loan Bank advances	3	1	—
Notes payable	210	362	544
Federal funds purchased and repurchase agreements	36	1	3
Total interest expense	7,922	7,520	7,933
Net interest income	150,677	146,001	185,741
Provision for loan and lease losses	3,486	2,896	(2,487)
Net interest income after provision for loan and lease losses	147,191	143,105	188,228
Noninterest income:
Amortization of FDIC receivable for loss share agreements	(16,488)	(15,785)	(87,884)
Service charges on deposits	5,976	4,834	5,156
Mortgage banking income	11,250	835	1,008
SBA income	5,539	477	—
Payroll fee income	4,283	3,700	3,143
ATM income	2,981	2,471	2,448
Bank-owned life insurance income	1,926	1,334	1,354
Prepayment fees	3,149	1,336	1,130
Gain on sale of investment securities	354	246	1,081
Other	1,133	154	1,617
Total noninterest income	20,103	(398)	(70,947)
Noninterest expense:
Salaries and employee benefits	83,295	62,093	62,236
Occupancy and equipment	12,432	9,898	9,767
Data processing	9,190	7,053	6,087
Legal and professional fees	5,071	3,440	4,989
Merger-related expenses	1,730	795	—
Marketing	2,318	1,824	1,504
Federal deposit insurance premiums and other regulatory fees	2,100	1,420	2,315
Loan collection costs and OREO activity	(1,597)	480	4,339
Amortization of intangibles	1,804	694	1,202
Other	7,079	5,771	5,528
Total noninterest expense	123,422	93,468	97,967
Income before income taxes	43,872	49,239	19,314
Income tax expense	15,449	18,321	6,567
Net income	$28,423	$30,918	$12,747
Basic net income per share	$.79	$.96	$.40
Diluted net income per share	$.77	$.93	$.39
Cash dividends declared per common share	$.32	$.15	$.12
Weighted Average Shares Outstanding:
Basic	34,810,855	31,723,971	31,640,284
Diluted	36,042,719	32,827,943	32,654,104
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31
	2015	2014	2013
Net income	$28,423	$30,918	$12,747
Other comprehensive loss, net of tax:
Net change in unrealized losses	(9,249)	(1,574)	(4,126)
Amounts reclassified for losses (gains) realized and included in earnings	192	13	(1,041)
Other comprehensive loss, before income taxes	(9,057)	(1,561)	(5,167)
Income tax benefit	(3,503)	(311)	(1,809)
Other comprehensive loss, net of income taxes	(5,554)	(1,250)	(3,358)
Comprehensive income	$22,869	$29,668	$9,389

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2012	2,640,283	31,908,665	$319	$293,963	$127,406	$8,528	$430,216
Exercise of stock warrants	(15,000)	11,666	—	100	—	—	100
Share-based compensation	—	—	—	1,321	—	—	1,321
Repurchase of stock warrants	(1,459)	—	—	(3)	—	—	(3)
Restricted stock activity	—	173,814	2	(2)	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,358)	(3,358)
Common stock dividends, $.12 per share	—	—	—	—	(3,840)	—	(3,840)
Net income	—	—	—	—	12,747	—	12,747
Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183
Exercise of stock warrants	(42,633)	38,477	—	195	—	—	195
Share-based compensation	—	—	—	2,035	—	—	2,035
Restricted stock activity	—	136,982	2	(130)	(28)	—	(156)
Other comprehensive loss	—	—	—	—	—	(1,250)	(1,250)
Common stock dividends, $.15 per share	—	—	—	—	(4,830)	—	(4,830)
Net income	—	—	—	—	30,918	—	30,918
Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095
Exercise of stock warrants	(2,408,446)	1,401,188	14	533	—	—	547
Share-based compensation	—	—	—	3,595	—	—	3,595
Restricted stock activity	—	552,086	6	50	(83)	—	(27)
Issuance of common stock	—	2,854,970	28	57,014	—	—	57,042
Other comprehensive loss	—	—	—	—	—	(5,554)	(5,554)
Common stock dividends, $.32 per share	—	—	—	—	(11,631)	—	(11,631)
Net income	—	—	—	—	28,423	—	28,423
Balance, December 31, 2015	172,745	37,077,848	$371	$358,671	$179,082	$(1,634)	$536,490

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Dollars in thousands)

	Years Ended December 31
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$28,423	$30,918	$12,747
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion	11,393	7,534	4,010
Provision for loan and lease losses	3,486	2,896	(2,487)
Accretion on acquisitions, net	(47,890)	(63,072)	(34,582)
Gains on sales of other real estate owned	(4,532)	(14,928)	(21,193)
Writedowns of other real estate owned	969	13,173	21,584
Net decrease in FDIC receivable for covered losses	6,250	21,597	4,991
Funds (paid to) collected from FDIC	(1,784)	45,251	125,960
Loss share termination	16,959	—	—
Deferred income tax benefit	(24,828)	(10,181)	(44,397)
Proceeds from sales of mortgage loans held-for-sale	512,466	35,204	46,639
Proceeds from sales of SBA loans held-for-sale	46,512	2,784	—
Originations of mortgage loans held-for-sale	(508,117)	(36,632)	(41,707)
Originations of SBA loans held-for-sale	(48,254)	(2,603)	—
Mortgage banking activities	(11,250)	(835)	(1,008)
Gains on sales of SBA loans	(4,387)	(181)	—
Gains on sales of available-for-sale securities	(354)	(246)	(1,081)
Share-based compensation expense	3,595	2,035	1,321
Changes in fair value of SBA servicing rights	(40)	38	—
Changes in other assets and other liabilities, net	(7,499)	12,924	1,575
Net cash (used in) provided by operating activities	(28,882)	45,676	72,372
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(648,133)	(431,402)	(198,377)
Proceeds from sales and calls of investment securities available-for-sale	364,023	112,944	28,636
Proceeds from maturities and paydowns of investment securities available-for-sale	155,493	107,484	81,369
Loan originations, repayments and resolutions, net	(195,373)	(65,627)	119,995
Purchases of loans	—	(23,649)	—
Net purchases of premises and equipment	(720)	(4,348)	(2,182)
Proceeds from sales of other real estate owned	17,608	72,312	77,713
Net cash paid in excess of assets and liabilities acquired in purchase business combinations	(14,958)	(25,154)	—
Net cash (used in) provided by investing activities	(322,060)	(257,440)	107,154

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Continued) (Dollars in thousands)

	Years Ended December 31
	2015	2014	2013
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	168,033	81,704	80,688
Net (decrease) increase in interest-bearing customer deposits	(115,408)	32,863	(100,799)
Repayment on other borrowed funds	—	(5,000)	—
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	4,591	(7,692)	(3,539)
Net (decrease) increase in notes payable	(959)	(2,911)	3,159
Repurchase of stock warrants	—	—	(3)
Issuance of common stock	547	195	100
Restricted stock activity	(27)	(156)	—
Dividends paid to shareholders	(11,631)	(4,830)	(3,840)
Net cash provided by (used in) financing activities	45,146	94,173	(24,234)
Net (decrease) increase in cash and cash equivalents	(305,796)	(117,591)	155,292
Cash and cash equivalents, beginning	481,158	598,749	443,457
Cash and cash equivalents, ending	$175,362	$481,158	$598,749

Cash Paid During the Period for:
Interest expense	$7,158	$7,239	$8,006
Income taxes	36,170	23,836	53,809
Supplemental Disclosure of Noncash Investing and Financing Activities:
Goodwill and fair value acquisition adjustments	$25,751	$225	$—
Unrealized losses on securities and cash flow hedges, net of tax	(5,554)	(1,250)	(3,358)
Transfers of loans to other real estate owned	9,825	30,318	78,318
Transfers of banking premises to other real estate owned	560	—	796
Acquisitions:
Assets acquired	$529,172	$185,973	$—
Liabilities assumed	462,050	161,044	—
Net assets	67,122	24,929	—

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

Between July 24, 2009 and December 31, 2015, the Company successfully completed 14 bank acquisitions totaling $4.6 billion in assets and $4.1 billion in deposits. The acquisitions include the Company's merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia ("First Bank"), which closed on January 1, 2015.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

Nature of Business

        State Bank Financial Corporation is a bank holding company whose primary business is conducted through 26 branch offices of State Bank and Trust Company, its wholly-owned banking subsidiary. Through the Bank, the Company operates a full service banking business and offers a broad range of commercial and retail banking products to its customers throughout Middle Georgia, Metropolitan Atlanta, and Augusta, Georgia. The Company also operates seven mortgage origination offices. The Company is subject to regulations of certain federal and state agencies and is periodically examined by those regulatory agencies.

Basis of Presentation

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates.

Significant estimates include the allowance for loan and lease losses, the valuation of other real estate owned, the amount and timing of expected cash flows from purchased credit impaired loans, the fair value of investment securities and other financial instruments, and the valuation of goodwill.

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

Investments

Management determines the appropriate classifications of investment securities at the time of purchase and reevaluates such designation as needed. At December 31, 2015 and 2014, the Company classified all of its investment securities as available-for-sale. Investments available-for-sale are reported at fair value, as determined by independent quotations. Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the effective interest rate method over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Realized gains and losses are derived using the specific identification method for determining the cost of securities sold and are recognized on the trade date.

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

Unrealized holding losses, other than those determined to be other than temporary, and unrealized holding gains are excluded from net income and are reported, net of tax, in other comprehensive income and in accumulated other comprehensive income (loss), a separate component of shareholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for that security. At December 31, 2015 and 2014, the Company did not have any securities with other than temporary impairment.

Investment in stock of the Federal Home Loan Bank ("FHLB") is required of every federally insured financial institution which utilizes the FHLB's services. The investment in FHLB stock is included in "other assets" at its original cost basis, as cost approximates fair value since there is no readily determinable market value for such investments.

Organic Loans

        Organic loans, defined as loans not purchased in the acquisition of an institution or credit impaired portfolio, are loans management has the intent and ability to hold for the foreseeable future, until maturity, or until payoff. Organic loans are reported at their principal amounts outstanding, net of unearned income, net of deferred loan fees and origination costs, net of unamortized premiums or discounts on purchased participation loans, and net of the allowance for loan and lease losses. Interest income is recognized using the simple interest method on the daily balance of the principal amount outstanding. Unearned income, primarily arising from deferred loan fees net of certain origination costs, is amortized over the lives of the underlying loans using the effective interest rate method.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company considers an organic loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings ("TDRs") and are included in impaired loans. The Company's policy requires that all impaired loans with contractual balances of $500,000 and greater be individually reviewed for impairment. Loans are reviewed for impairment based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral less disposal costs, as applicable, if the loan is collateral dependent. The Company's policy requires that large pools of smaller balance homogeneous loans, such as consumer, residential and installment loans, be collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan and lease losses through a provision charge to earnings. All loans considered impaired are placed on nonaccrual status in accordance with policy. The interest portion of cash receipts on impaired loans are recorded as income when received unless full recovery of principal is in doubt whereby cash received is recorded as a reduction to the Company's recorded investment in the loan.

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

Purchased Loans

Purchased non-credit impaired loans ("PNCI loans")

Loans acquired without evidence of deterioration in credit quality since origination, referred to as purchased non-credit impaired loans, are initially recorded at estimated fair value on the acquisition date. Premiums and discounts created when the loans are recorded at their estimated fair values at acquisition are amortized or accreted over the remaining term of the loan as an adjustment to the related loan's yield.

The Company accounts for performing loans acquired in business combinations using the contractual cash flows method whereby premiums and discounts are recognized using the interest method. There is no allowance for loan and lease losses established at the acquisition date for purchased loans. Following the acquisition of these loans, the policies regarding nonaccrual and impaired loan status is consistent with that described above for organic loans. A provision for loan losses is recorded should there be deterioration in these loans subsequent to the acquisition.

Purchased credit impaired loans ("PCI loans")

Purchased credit impaired loans, defined as acquired loans, which at acquisition, management determined it was probable that the Company would be unable to collect all contractual principal and interest payments due, are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and, if appropriate, an accretable discount. The nonaccretable discount, which is excluded from the carrying amount of acquired loans, is the difference between the contractually required payments and the cash flows expected to be collected at acquisition. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between actual prepayments and expected prepayments does not affect the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows results in either a reversal of the provision for loan losses or a reclassification of the difference from nonaccretable to accretable, both of which have a positive impact on the accretable discount.

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

Allowance for loan and lease losses for purchased loans:

Purchased loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan and lease losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for purchased loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk and liquidity risk.

The Company maintains an ALLL on purchased loans based on credit deterioration subsequent to the acquisition date. For purchased credit impaired loans accounted for under ASC 310-30, management establishes an allowance for credit deterioration

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Held-for-Sale

Loans held-for-sale include the majority of originated residential mortgage loans and certain Small Business Administration ("SBA") loans, which the Company has the intent and ability to sell.

Mortgage Loans Held-for-Sale

Concurrent with the First Bank acquisition in January 2015, the Company made the election to record mortgage loans held-for-sale at fair value under the fair value option on a prospective basis. Mortgage loans held-for-sale were previously recorded at the lower of cost or fair value. The fair value of committed residential mortgage loans held-for-sale is determined by outstanding commitments from investors and the fair value of uncommitted loans is based on current delivery prices in the secondary mortgage market. Net origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale.

Gains and losses on mortgage loan sales are recognized based on the difference between the net sales proceeds, including the estimated value associated with servicing assets or liabilities, and the net carrying value of the loans sold. Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale, as well as realized gains and losses at the sale of the residential mortgage loans, are classified on the consolidated statements of income as noninterest income - mortgage banking income.

The loan sales agreements generally require that we repurchase or indemnify the investors for losses or costs on loans we sell under certain limited conditions. Some of these conditions include underwriting errors or omissions, fraud or material misstatements by the borrower in the loan application or invalid market value on the collateral property due to deficiencies in the appraisal. In addition to these conditions, our loan sale contracts define a condition in which the borrower defaults during a short period of time, typically 120 days to one year, as an Early Payment Default ("EPD"). In the event of an EPD, we are required to return the premium paid by the investor for the loan as well as certain administrative fees, and in certain situations repurchase the loan or indemnify the investor. Any losses related to loans previously sold are charged against our recourse liability for mortgage loans previously sold. The recourse liability is based on historical loss experience adjusted for current information and events when it is probable that a loss will be incurred.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SBA Loans Held-for-Sale

SBA loans held-for-sale are recoded at the lower of cost or market. Any loans subsequently transferred to the held for investment portfolio are transferred at the lower of cost or market at that time. For SBA loans, fair value is determined primarily based on loan performance and available market information. Origination fees and costs for SBA loans-held-for-sale are capitalized as part of the basis of the loan and are included in the calculation of realized gains and losses upon sale. Gains and losses are classified on the consolidated statements of income as noninterest income - SBA income. All SBA loan sales are executed on a servicing retained basis - refer to Small Business Administration ("SBA") Servicing Rights below for more information.

Other Real Estate Owned ("OREO")

Other real estate owned consists of real property (a) acquired through mergers and acquisitions, (b) acquired through foreclosure in satisfaction of loans receivable, and (c) banking premises formerly, but no longer, used for a specific business purpose. Other real estate is distinguished between organic, purchased non-credit impaired, or purchased credit impaired, consistent with the categories, respectively, at time of transfer.

Real property acquired through mergers and acquisitions are recorded at fair value on Day 1 of the acquisition. Real estate acquired through foreclosure of loans, consisting of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, is reported on an individual asset basis at the lower of cost or fair value, less costs to sell with any excess in loan balance charged against the allowance for loan and lease losses. Banking premises no longer used for a specific business purposes is transferred into OREO at the lower of its carrying value or fair value, less estimated costs to sell with any excess in carrying value charged to noninterest expense.

For all fair value estimates of the real estate properties, fair value is determined on the basis of current appraisals, comparable sales, current market conditions, and other estimates of value obtained principally from independent sources. Management periodically reviews the carrying value of OREO for subsequent declines in fair value and adjusts the values as appropriate through noninterest expense. Gains or losses recognized on the disposition of the properties are recorded on the consolidated statements of income as "loan collection costs and OREO activity". Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to income.

Prior to termination of the Company's loss share agreements with the FDIC in May 2015, OREO formerly covered under the agreements were reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent adjustments to the estimated recoverable value of the other real estate resulted in a reduction of other real estate and a charge to other expense. The FDIC receivable was increased for the estimated amount to be reimbursed, with a corresponding offsetting amount recorded to other expense. Costs associated with holding the formerly covered other real estate were charged to income, net of any expected reimbursements from the FDIC relating to previously covered external expenses.

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

Goodwill and Other Intangibles, Net

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangibles deemed to have an indefinite life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary. Also in connection with business combinations, the Company records core deposit intangibles, representing the value of the acquired core deposit base, and other identifiable intangible assets. Core deposit intangibles and other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives ranging up to 10 years.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FDIC Receivable for Loss Share Agreements and Clawback Liability

On May 21, 2015, State Bank entered into an agreement with the FDIC to terminate loss share coverage on all 12 FDIC-assisted acquisitions. The termination resulted in the elimination of both the FDIC receivable for loss share agreements and the associated clawback liability. The FDIC receivable for loss share agreements was measured separately from the related formerly covered assets and was not contractually embedded in the assets or transferable if the assets were sold. The fair value of the FDIC receivable was estimated at acquisition using projected cash flows related to loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages. The cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC. The FDIC receivable was reviewed and updated prospectively as loss estimates related to formerly covered assets changed and as reimbursements were received or were expected to be received from the FDIC. Improvements in the credit quality or cash flows of formerly covered loans (reflected as an adjustment to yield and accreted into income over the remaining life of the covered loans) decreased the basis of the FDIC receivable, with decreases being amortized into income over the remaining life of the loan or life of the loss share agreement, whichever was shorter. Any applicable true-up payments owed the FDIC for loss share agreements with clawback provisions were discounted to reflect the estimated timing of the payment and such amount was reported as a liability in "other liabilities" on the consolidated statements of financial condition. In addition, recoveries of FDIC-indemnified losses on loans were reimbursed to the FDIC during the coverage period under the loss share agreements.

Derivative Instruments and Hedging Activities

Interest Rate Swaps and Caps

The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments may include interest rate swaps and interest rate caps and floors. All derivative financial instruments are recognized on the consolidated statements of financial condition as other assets or other liabilities, as applicable, at estimated fair value. The Company enters into master netting agreements with counterparties and/or requires collateral to cover exposures. In most cases, counterparties post at a zero threshold regardless of rating.

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

Hedge accounting is discontinued prospectively when (i) a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, (ii) a derivative expires or is sold, terminated or exercised, (iii) we elect to discontinue the designation of a derivative as a hedge, or (iv) in a cash flow hedge, a derivative is de-designated because it is not probable that a forecasted transaction will occur. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized in income over the life of the hedged item (fair value hedge) or in the period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge). Derivatives continued to be held after hedge accounting ceases are carried at fair value on the consolidated statements of financial condition with changes in fair value including in earnings.

Mortgage Derivatives

The Company enters derivative financial instruments to manage interest rate risk and pricing risk associated with is mortgage banking activities. These instruments may include interest rate lock commitments and forward commitments. All mortgage derivatives are recognized on the consolidated statements of financial condition as other assets or other liabilities, as applicable, at estimated fair value and are not accounted for as hedges. Interest rate lock commitments are agreements to fund fixed-rate mortgage loans to customers. Forward commitments are agreements to sell fixed-rate mortgage loans to investors. Changes in fair value are recognized "mortgage banking income" on the consolidated statements of income.

Bank-Owned Life Insurance ("BOLI")

The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value that is probable at settlement. Increases to cash surrender values are recorded as "Bank-owned life insurance income" on the consolidated statements of income. The Company has entered into a split dollar agreement with certain of its executives whereby the executive’s designated beneficiary will receive a portion of the death benefit upon the executive officer’s death. The Company uses the cost of insurance method whereby a liability is recorded relating to the benefit provided that extends to post-retirement periods.

Share-Based Compensation

The Company has an equity compensation plan providing for the grant of equity awards, which is described more fully in Note 17. The Company uses the fair value method of recognizing expense for share-based compensation, whereby compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis over

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Net Income Per Share

Basic net income per share is calculated using the two-class method to determine income attributable to common shareholders. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities under the two-class method. Net income attributable to common shareholders is then divided by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Diluted net income per share is computed by dividing net income attributable to common shareholders by the total of the weighted average number of shares outstanding plus the dilutive effect of the outstanding options and warrants.

Adoption of New Accounting Standards

ASU 2014-04 — In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The new ASU clarifies when an in substance repossession or foreclosure occurs – that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or when the borrower voluntarily conveys all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this guidance in the first quarter of 2015 did not have a material impact on the Company's results of operations or financial condition, although it did result in additional disclosures. For more information about these disclosures, refer to Note 6, Other Real Estate Owned.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2014-11 — In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. We adopted the amendments in this ASU effective January 1, 2015. At September 30, 2015, all of our repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on our consolidated financial statements, although it did result in additional disclosures. For more information about these disclosures, refer to Note 15, Balance Sheet Offsetting.

Recent Accounting Pronouncements

ASU 2016-01 — In January 2016, FASB issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is prohibited except for the presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk which may be early adopted. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU Clarification — In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2015-02 — In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. The amendments in the standard affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. This guidance is effective for public business entities for fiscal years, and for interim fiscal periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

NOTE 2: ACQUISITIONS

Acquisition of Patriot Capital Corporation's Equipment Finance Group

On October 22, 2015, State Bank announced the purchase of the equipment financing origination platform of Patriot Capital Corporation. The acquisition was not material to the financial results of State Bank. Goodwill of $5.3 million and other intangibles of $2.1 million were recorded in the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition of Boyett Agency, LLC

On February 26, 2015, State Bank entered into an Asset Purchase Agreement with Boyett Agency, LLC an independent insurance agency, pursuant to which State Bank acquired substantially all of the assets of Boyett Agency, LLC. The acquisition was not material to the financial results of State Bank. Goodwill of $539,000 and other intangibles of $319,000 were recorded in the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition of Georgia-Carolina Bancshares Inc. and First Bank of Georgia

On January 1, 2015, the Company completed its merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank. In the merger, First Bank, a Georgia-state-chartered bank, became a wholly-owned subsidiary bank of the Company. Under the terms of the merger agreement, each share of Georgia-Carolina Bancshares, Inc. common stock was converted into the right to receive $8.85 in cash and .794 shares of the Company's common stock. Total consideration paid was approximately $88.9 million, consisting of $31.8 million in cash and $57.0 million in the Company's common stock. On July 24, 2015, First Bank merged with and into State Bank.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by Georgia-Carolina Bancshares, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$20,873	$—		$20,873
Investment securities	130,218	999	(a)	131,217
Loans, net	293,814	590	(b)	294,404
Loans held-for-sale	34,956	—		34,956
Other real estate owned	4,428	2,042	(c)	6,470
Core deposit intangible	—	6,710	(d)	6,710
Premises and equipment, net	9,175	2,803	(e)	11,978
Bank-owned life insurance	15,414	—		15,414
Other assets	9,122	(4,457)	(f)	4,665
Total assets acquired	$518,000	$8,687		$526,687
Liabilities
Deposits:
Noninterest-bearing	$80,888	$—		$80,888
Interest-bearing	335,889	878	(g)	336,767
Total deposits	416,777	878		417,655
Securities sold under repurchase agreements	27,588	—		27,588
Other liabilities	11,823	652	(h)	12,475
Total liabilities assumed	456,188	1,530		457,718
Net identifiable assets acquired over liabilities assumed	$61,812	$7,157		$68,969
Goodwill	$—	$19,904		$19,904
Net assets acquired over liabilities assumed	$61,812	$27,061		$88,873
Consideration:
State Bank Financial Corporation common shares issued	2,854,970
Purchase price per share of the Company's common stock	$19.98
Company common stock issued	57,042
Cash exchanged for shares	31,831
Fair value of total consideration transferred	$88,873

Explanation of fair value adjustments

(a)	Adjustment reflects the gain on certain securities immediately following close that was deemed to be a more accurate representation of fair value.
(b)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan and lease losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(e)	Adjustment reflects the fair value adjustment based on appraised values.
(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired deposits.
(h)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of other liabilities and to record certain liabilities directly attributable to the acquisition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with Georgia-Carolina Bancshares, Inc. (excluding the impact of merger-related expenses) from the acquisition date of January 1, 2015 through December 31, 2015 (dollars in thousands, except per share amounts). The table also presents certain pro forma information as if Georgia-Carolina Bancshares, Inc. had been acquired on January 1, 2013. These results combine the historical results of Georgia-Carolina Bancshares, Inc. in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013. Merger-related costs of $1.7 million are included in the Company's consolidated statements of income for the year ended December 31, 2015 and are not included in the pro forma statements below.

	Twelve Months Ended December 31
	2015	2014	2013
	Actual	Pro Forma	Pro Forma
Net interest income	$150,677	$165,820	$204,495
Net income	30,153	35,066	17,676
Earnings per share:
Basic		$1.00	$.51
Diluted		.97	.49

The following is a summary of the purchased credit impaired loans acquired in the Georgia-Carolina Bancshares, Inc. transaction on January 1, 2015 (dollars in thousands):

Purchased Credit Impaired Loans
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

(b)	Adjustment reflects the fair value adjustment based on the Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan and lease losses.
(c)	Adjustment reflects the fair value adjustment based on the Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on the Bank's third party valuation report.
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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	December 31, 2015				December 31, 2014
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$103,525	$63	$316	$103,272	$116,830	$615	$96	$117,349
States and political subdivisions	1,809	5	1	1,813	5,881	20	4	5,897
Residential mortgage-backed securities — nonagency	146,832	4,269	399	150,702	109,344	5,780	93	115,031
Residential mortgage-backed securities — agency	507,168	770	4,250	503,688	351,769	1,874	1,115	352,528
Asset-backed securities	46,570	3	328	46,245	26,820	—	120	26,700
Corporate securities	82,245	229	489	81,985	22,577	37	33	22,581
Total investment securities available-for-sale	$888,149	$5,339	$5,783	$887,705	$633,221	$8,326	$1,461	$640,086

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

	Distribution of Maturities (1)
December 31, 2015	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$3,001	$100,524	$—	$—	$103,525
States and political subdivisions	1,508	301	—	—	1,809
Residential mortgage-backed securities — nonagency	—	—	—	146,832	146,832
Residential mortgage-backed securities — agency	—	33,555	415,778	57,835	507,168
Asset-backed securities	—	—	12,846	33,724	46,570
Corporate securities	2,534	67,956	10,198	1,557	82,245
Total debt securities	$7,043	$202,336	$438,822	$239,948	$888,149

Fair Value:
U.S. Government securities	$3,006	$100,266	$—	$—	$103,272
States and political subdivisions	1,507	306	—	—	1,813
Residential mortgage-backed securities — nonagency	—	—	—	150,702	150,702
Residential mortgage-backed securities — agency	—	33,593	412,637	57,458	503,688
Asset-backed securities	—	—	12,780	33,465	46,245
Corporate securities	2,532	67,546	10,350	1,557	81,985
Total debt securities	$7,045	$201,711	$435,767	$243,182	$887,705

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities Available-for-Sale
December 31, 2015
U.S. Government securities	$61,723	$316	$—	$—	$61,723	$316
States and political subdivisions	1,507	1	—	—	1,507	1
Residential mortgage-backed securities — nonagency	43,112	347	6,578	52	49,690	399
Residential mortgage-backed securities — agency	397,831	3,665	43,112	585	440,943	4,250
Asset-backed securities	41,333	328	—	—	41,333	328
Corporate securities	55,976	489	—	—	55,976	489
Total temporarily impaired securities	$601,482	$5,146	$49,690	$637	$651,172	$5,783

December 31, 2014
U.S. Government securities	$37,649	$96	$—	$—	$37,649	$96
States and political subdivisions	3,041	4	—	—	3,041	4
Residential mortgage-backed securities — nonagency	17,295	71	834	22	18,129	93
Residential mortgage-backed securities — agency	118,514	480	39,180	635	157,694	1,115
Asset-backed securities	21,700	120	—	—	21,700	120
Corporate securities	15,530	33	—	—	15,530	33
Total temporarily impaired securities	$213,729	$804	$40,014	$657	$253,743	$1,461

At December 31, 2015, the Company held 129 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At December 31, 2015, there was no intent to sell any of the available-for-sale securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities available-for-sale are summarized in the following table (dollars in thousands):

	December 31
	2015	2014	2013
Proceeds from sales and calls	$364,023	$112,944	$28,636

Gross gains on securities available-for-sale	$618	$266	$1,081
Gross losses on securities available-for-sale	(264)	(20)	—
Net realized gains on securities available-for-sale	$354	$246	$1,081

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $424.8 million and $283.4 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 4: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

	December 31
Total Loans	2015	2014
Construction, land & land development	$514,937	$337,697
Other commercial real estate	776,310	694,951
Total commercial real estate	1,291,247	1,032,648
Residential real estate	273,677	213,910
Owner-occupied real estate	306,313	253,844
Commercial, financial & agricultural	196,779	104,518
Leases	71,539	19,959
Consumer	20,662	9,650
Total loans	2,160,217	1,634,529
Allowance for loan and lease losses	(29,075)	(28,638)
Total loans, net	$2,131,142	$1,605,891

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, which we define as loans not purchased in the acquisition of an institution or credit impaired portfolio, are summarized as follows (dollars in thousands):

	December 31
Organic Loans	2015	2014
Construction, land & land development	$482,087	$310,987
Other commercial real estate	661,062	609,478
Total commercial real estate	1,143,149	920,465
Residential real estate	140,613	91,448
Owner-occupied real estate	219,636	188,933
Commercial, financial & agricultural	181,513	90,930
Leases	71,539	19,959
Consumer	17,882	8,658
Total organic loans (1)	1,774,332	1,320,393
Allowance for loan and lease losses	(21,224)	(18,392)
Total organic loans, net	$1,753,108	$1,302,001

(1) Includes net deferred loan fees that totaled approximately $5.8 million and $4.5 million at December 31, 2015 and 2014, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

	December 31
Purchased Non-Credit Impaired Loans	2015	2014
Construction, land & land development	$18,598	$2,166
Other commercial real estate	74,506	26,793
Total commercial real estate	93,104	28,959
Residential real estate	69,053	43,669
Owner-occupied real estate	61,313	22,743
Commercial, financial & agricultural	14,216	11,635
Consumer	2,624	791
Total purchased non-credit impaired loans (1)	240,310	107,797
Allowance for loan and lease losses	(53)	—
Total purchased non-credit impaired loans, net	$240,257	$107,797

(1) Includes net discounts that totaled approximately $6.4 million and $5.2 million at December 31, 2015 and 2014, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

	December 31
Purchased Credit Impaired Loans	2015	2014
Construction, land & land development	$14,252	$24,544
Other commercial real estate	40,742	58,680
Total commercial real estate	54,994	83,224
Residential real estate	64,011	78,793
Owner-occupied real estate	25,364	42,168
Commercial, financial & agricultural	1,050	1,953
Consumer	156	201
Total purchased credit impaired loans	145,575	206,339
Allowance for loan and lease losses	(7,798)	(10,246)
Total purchased credit impaired loans, net	$137,777	$196,093

Changes in the carrying value of net purchased credit impaired loans are presented in the following table (dollars in thousands):

	December 31
Purchased Credit Impaired Loans	2015	2014
Balance, beginning of year	$196,093	$240,085
Accretion of fair value discounts	49,830	78,857
Fair value of acquired loans	1,960	32,344
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(112,554)	(162,356)
Change in the allowance for loan and lease losses on purchased credit impaired loans	2,448	7,163
Balance, end of year	$137,777	$196,093

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

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	December 31
Changes in Accretable Discount	2015	2014	2013
Balance, beginning of year	$120,061	$185,024	$172,804
Additions from acquisitions	317	7,351	—
Accretion	(49,830)	(78,857)	(122,466)
Transfers to accretable discounts and exit events, net	15,552	6,543	134,686
Balance, end of year	$86,100	$120,061	$185,024

The accretable discount changes over time as the purchased credit impaired loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on acquired loans.

        At December 31, 2015 and 2014, in accordance with Company policy, there were no loans to executive officers, directors and/or their affiliates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following table summarizes the Company’s loan loss experience on the total loan portfolio as well as the breakdown between the organic, purchased non-credit impaired, and purchased credit impaired portfolios for the periods presented (dollars in thousands):

	December 31
	2015	2014	2013
Total Loans
Balance, beginning of period	$28,638	$34,065	$70,138
Loans charged-off	(12,494)	(19,330)	(36,406)
Recoveries of loans previously charged off	8,400	13,897	33,008
Net charge-offs	(4,094)	(5,433)	(3,398)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	4,531	6	(32,675)
Amount attributable to FDIC loss share agreements	(1,045)	2,890	30,188
Total provision for loan and lease losses charged to operations	3,486	2,896	(2,487)
Provision for loan and lease losses recorded through the FDIC loss share receivable	1,045	(2,890)	(30,188)
Balance, end of period	$29,075	$28,638	$34,065

Organic Loans
Balance, beginning of period	$18,392	$16,656	$14,660
Loans charged-off	(313)	(1,552)	(417)
Recoveries of loans previously charged off	288	513	493
Net (charge-offs) recoveries	(25)	(1,039)	76
Provision for loan and lease losses	2,857	2,775	1,920
Balance, end of period	$21,224	$18,392	$16,656

Purchased Non-Credit Impaired Loans
Balance, beginning of period	$—	$—	$—
Loans charged-off	(48)	—	—
Recoveries of loans previously charged off	7	—	—
Net charge-offs	(41)	—	—
Provision for loan and lease losses	94	—	—
Balance, end of period	$53	$—	$—

Purchased Credit Impaired Loans
Balance, beginning of period	$10,246	$17,409	$55,478
Loans charged-off	(12,133)	(17,778)	(35,989)
Recoveries of loans previously charged off	8,105	13,384	32,515
Net charge-offs	(4,028)	(4,394)	(3,474)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	1,580	(2,769)	(34,595)
Amount attributable to FDIC loss share agreements	(1,045)	2,890	30,188
Total provision for loan and lease losses charged to operations	535	121	(4,407)
Provision for loan and lease losses recorded through the FDIC loss share receivable	1,045	(2,890)	(30,188)
Balance, end of period	$7,798	$10,246	$17,409

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment and Class Risk Descriptions

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan portfolio. Management has identified the most significant risks associated with segments and classes as described below. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant.

Real Estate Loans

Loans secured by real estate are the principal component of our loan portfolio. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Increases in interest rates, decline in occupancy rates, fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness and ability to repay the loan. When we make new real estate loans, we typically obtain a security interest in the real estate, as well as other available credit enhancements, to increase the likelihood of the ultimate repayment of the loan. To control concentration risk, we monitor collateral type concentrations within this portfolio.

In addition to these common risks for the majority of our real estate loans, additional risks are inherent in certain of our classes of real estate loans which are addressed below:

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

Residential Real Estate

Residential real estate loans are typically to individuals and are secured by owner-occupied and investor-owned 1-4 family residential property. We generally originate and hold certain first mortgages and traditional second mortgages, adjustable rate mortgages and home equity lines of credit. We also originate and sell fixed and adjustable rate residential real estate loans in the secondary market. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial, Financial & Agricultural Loans

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

Leases

Leases include equipment finance agreements and purchased commercial, business purpose and municipal leases. Equipment finance agreements are originated and serviced by the Company. These agreements are fully amortizing and recorded at amortized cost. Equipment finance agreements are collateralized by a first security interest in petroleum and convenience store equipment. For purchased leases, the stream of payments and a first security interest in the collateral is assigned to us. Our lease funding is based on a present value of the lease payments at a discounted interest rate, which is determined based on the credit quality of the lessee, the term of the lease compared to expected useful life, and the type of collateral. Types of collateral include, but are not limited to, medical equipment, rolling stock, franchise restaurant equipment and hardware/software. Servicing of purchased leases is primarily retained by the loan originator, as well as ownership of all residuals, if applicable. Lease financing is underwritten by our Specialized Finance or Patriot Capital groups using similar underwriting standards as would be applied to a secured commercial loan requesting high loan-to-value financing. Risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations.

Consumer Loans

The consumer loan portfolio includes loans to individuals for personal, family and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans not secured by real estate are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value, and is more difficult to control, than real estate. Consumer loans may be secured by cash value life insurance policies which presents a lower collateral risk than other non-real estate secured consumer loans.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods presented (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner- Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
December 31, 2015
Beginning balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392
Charge-offs	(3)	—	—	(289)	—	(21)	(313)
Recoveries	173	10	—	98	—	7	288
Provision	303	853	(8)	930	603	176	2,857
Ending balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224

December 31, 2014
Beginning balance	$11,163	$1,015	$2,535	$1,799	$—	$144	$16,656
Charge-offs	(1,267)	(1)	—	(256)	—	(28)	(1,552)
Recoveries	292	26	5	186	—	4	513
Provision	2,946	150	(612)	41	262	(12)	2,775
Ending balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392

December 31, 2013
Beginning balance	$9,495	$1,050	$2,486	$1,497	$—	$132	$14,660
Charge-offs	(190)	(38)	(49)	(114)	—	(26)	(417)
Recoveries	439	20	5	24	—	5	493
Provision	1,419	(17)	93	392	—	33	1,920
Ending balance	$11,163	$1,015	$2,535	$1,799	$—	$144	$16,656

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2015
Commercial real estate	$189	$13,418	$13,607	$3,557	$1,139,592	$1,143,149
Residential real estate	394	1,659	2,053	788	139,825	140,613
Owner-occupied real estate	123	1,797	1,920	246	219,390	219,636
Commercial, financial & agricultural	235	2,274	2,509	469	181,044	181,513
Leases	—	865	865	—	71,539	71,539
Consumer	18	252	270	36	17,846	17,882
Total organic loans	$959	$20,265	$21,224	$5,096	$1,769,236	$1,774,332

December 31, 2014
Commercial real estate	$330	$12,804	$13,134	$4,089	$916,376	$920,465
Residential real estate	58	1,132	1,190	1,263	90,185	91,448
Owner-occupied real estate	22	1,906	1,928	44	188,889	188,933
Commercial, financial & agricultural	66	1,704	1,770	131	90,799	90,930
Leases	—	262	262	—	19,959	19,959
Consumer	10	98	108	19	8,639	8,658
Total organic loans	$486	$17,906	$18,392	$5,546	$1,314,847	$1,320,393

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows. There was no allowance for loan and lease loss activity in December 31, 2014 or 2013.(dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner- Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
December 31, 2015
Beginning balance	$—	$—	$—	$—	$—	$—
Charge-offs	—	(24)	—	—	(24)	(48)
Recoveries	—	1	—	—	6	7
Provision	—	76	—	—	18	94
Ending balance	$—	$53	$—	$—	$—	$53

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the date indicated (dollars in thousands). At December 31, 2014, there was no ending allowance and all PNCI loans, a total of $107.8 million, were collectively reviewed for impairment.

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2015
Commercial real estate	$—	$—	$—	$24	$93,080	$93,104
Residential real estate	53	—	53	776	68,277	69,053
Owner-occupied real estate	—	—	—	222	61,091	61,313
Commercial, financial & agricultural	—	—	—	830	13,386	14,216
Consumer	—	—	—	5	2,619	2,624
Total purchased non-credit impaired loans	$53	$—	$53	$1,857	$238,453	$240,310

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods presented (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
December 31, 2015
Beginning balance	$5,461	$2,298	$1,916	$567	$4	$10,246
Charge-offs	(7,251)	(1,441)	(1,374)	(1,929)	(138)	(12,133)
Recoveries	5,326	382	1,120	1,080	197	8,105
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(148)	654	787	342	(55)	1,580
Amount attributable to FDIC loss share agreements	(313)	(182)	(402)	(140)	(8)	(1,045)
Total provision for loan and lease losses charged to operations	(461)	472	385	202	(63)	535
Provision for loan and lease losses recorded through the FDIC loss share receivable	313	182	402	140	8	1,045
Ending balance	$3,388	$1,893	$2,449	$60	$8	$7,798

December 31, 2014
Beginning balance	$11,226	$2,481	$1,950	$1,680	$72	$17,409
Charge-offs	(12,302)	(1,228)	(2,775)	(1,409)	(64)	(17,778)
Recoveries	8,682	1,491	1,429	1,714	68	13,384
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(2,145)	(446)	1,312	(1,418)	(72)	(2,769)
Amount attributable to FDIC loss share agreements	2,239	466	(1,370)	1,480	75	2,890
Total provision for loan and lease losses charged to operations	94	20	(58)	62	3	121
Provision for loan and lease losses recorded through the FDIC loss share receivable	(2,239)	(466)	1,370	(1,480)	(75)	(2,890)
Ending balance	$5,461	$2,298	$1,916	$567	$4	$10,246

December 31, 2013
Beginning balance	$27,152	$21,545	$4,021	$2,607	$153	$55,478
Charge-offs	(25,554)	(2,697)	(4,619)	(2,856)	(263)	(35,989)
Recoveries	18,661	5,500	3,637	3,494	1,223	32,515
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(9,033)	(21,867)	(1,089)	(1,565)	(1,041)	(34,595)
Amount attributable to FDIC loss share agreements	7,882	19,083	950	1,365	908	30,188
Total provision for loan and lease losses charged to operations	(1,151)	(2,784)	(139)	(200)	(133)	(4,407)
Provision for loan and lease losses recorded through the FDIC loss share receivable	(7,882)	(19,083)	(950)	(1,365)	(908)	(30,188)
Ending balance	$11,226	$2,481	$1,950	$1,680	$72	$17,409

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2015
Commercial real estate	$1,512	$1,876	$3,388	$26,981	$28,013	$54,994
Residential real estate	850	1,043	1,893	3,793	60,218	64,011
Owner-occupied real estate	2,213	236	2,449	9,937	15,427	25,364
Commercial, financial & agricultural	6	54	60	300	750	1,050
Consumer	—	8	8	6	150	156
Total purchased credit impaired loans	$4,581	$3,217	$7,798	$41,017	$104,558	$145,575

December 31, 2014
Commercial real estate	$1,830	$3,631	$5,461	$42,721	$40,503	$83,224
Residential real estate	1,094	1,204	2,298	3,718	75,075	78,793
Owner-occupied real estate	1,462	454	1,916	19,736	22,432	42,168
Commercial, financial & agricultural	—	567	567	353	1,600	1,953
Consumer	—	4	4	31	170	201
Total purchased credit impaired loans	$4,386	$5,860	$10,246	$66,559	$139,780	$206,339

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	December 31, 2015			December 31, 2014
Impaired Loans: Organic and Purchased Non-Credit Impaired	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Construction, land & land development	$4,652	$3,203	$—	$4,616	$3,426	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	4,652	3,203	—	4,616	3,426	—
Residential real estate	134	125	—	875	875	—
Owner-occupied real estate	213	222	—	—	—	—
Commercial, financial & agricultural	903	830	—	—	—	—
Consumer	8	5	—	—	—	—
Subtotal	5,910	4,385	—	5,491	4,301	—

With related allowance recorded:
Construction, land & land development	16	15	8	3	3	1
Other commercial real estate	395	363	181	834	659	329
Total commercial real estate	411	378	189	837	662	330
Residential real estate	1,506	1,439	447	432	399	58
Owner-occupied real estate	259	246	123	44	44	22
Commercial, financial & agricultural	489	469	235	227	227	66
Consumer	37	36	18	21	20	10
Subtotal	2,702	2,568	1,012	1,561	1,352	486
Total impaired loans	$8,612	$6,953	$1,012	$7,052	$5,653	$486

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the periods presented (dollars in thousands):

	December 31, 2015		December 31, 2014		December 31, 2013
Impaired Loans: Organic and Purchased Non-Credit Impaired	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Construction, land & land development	$3,354	$75	$669	$86	$324	$—
Other commercial real estate	1,106	56	515	27	1,309	5
Total commercial real estate	4,460	131	1,184	113	1,633	5
Residential real estate	818	18	1,213	8	1,295	3
Owner-occupied real estate	542	15	103	—	171	—
Commercial, financial & agricultural	733	20	216	3	341	—
Consumer	39	1	20	3	38	—
Total impaired loans	$6,592	$185	$2,736	$127	$3,478	$8

(1) The average recorded investment for troubled debt restructurings was $3.5 million, $1.3 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(2) The total interest income recognized on troubled debt restructurings was $82,000, $41,000 and $5,000 for the years ended December 31, 2015, 2014, 2013, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

	December 31
Nonaccrual Loans (1)	2015	2014
Construction, land & land development	$3,218	$3,429
Other commercial real estate	363	659
Total commercial real estate	3,581	4,088
Residential real estate	1,564	1,274
Owner-occupied real estate	468	44
Commercial, financial & agricultural	722	227
Consumer	41	20
Total nonaccrual loans	$6,376	$5,653

(1) Includes both organic and purchased non-credit impaired nonaccrual loans. Purchased non-credit impaired nonaccrual loans totaled $1.3 million and $107,000 at December 31, 2015 and 2014, respectively.

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
December 31, 2015
Construction, land & land development	$235	$—	$235	$481,852	$482,087	$—
Other commercial real estate	—	19	19	661,043	661,062	—
Total commercial real estate	235	19	254	1,142,895	1,143,149	—
Residential real estate	656	417	1,073	139,540	140,613	—
Owner-occupied real estate	127	—	127	219,509	219,636	—
Commercial, financial & agricultural	261	18	279	181,234	181,513	—
Leases	—	—	—	71,539	71,539	—
Consumer	56	20	76	17,806	17,882	—
Total organic loans	$1,335	$474	$1,809	$1,772,523	$1,774,332	$—

December 31, 2014
Construction, land & land development	$—	$—	$—	$310,987	$310,987	$—
Other commercial real estate	24	385	409	609,069	609,478	—
Total commercial real estate	24	385	409	920,056	920,465	—
Residential real estate	527	893	1,420	90,028	91,448	—
Owner-occupied real estate	287	44	331	188,602	188,933	—
Commercial, financial & agricultural	—	108	108	90,822	90,930	—
Leases	—	—	—	19,959	19,959	—
Consumer	25	12	37	8,621	8,658	—
Total organic loans	$863	$1,442	$2,305	$1,318,088	$1,320,393	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
December 31, 2015
Construction, land & land development	$17	$24	$41	$18,557	$18,598	$—
Other commercial real estate	—	—	—	74,506	74,506	—
Total commercial real estate	17	24	41	93,063	93,104	—
Residential real estate	846	38	884	68,169	69,053	—
Owner-occupied real estate	—	—	—	61,313	61,313	—
Commercial, financial & agricultural	—	—	—	14,216	14,216	—
Consumer	23	—	23	2,601	2,624	—
Total purchased non-credit impaired loans	$886	$62	$948	$239,362	$240,310	$—

December 31, 2014
Construction, land & land development	$—	$—	$—	$2,166	$2,166	$—
Other commercial real estate	—	—	—	26,793	26,793	—
Total commercial real estate	—	—	—	28,959	28,959	—
Residential real estate	490	11	501	43,168	43,669	—
Owner-occupied real estate	—	—	—	22,743	22,743	—
Commercial & industrial	—	—	—	11,635	11,635	—
Consumer	—	—	—	791	791	—
Total purchased non-credit impaired loans	$490	$11	$501	$107,296	$107,797	$—

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
December 31, 2015
Construction, land & land development	$27	$3,154	$3,181	$11,071	$14,252
Other commercial real estate	857	5,510	6,367	34,375	40,742
Total commercial real estate	884	8,664	9,548	45,446	54,994
Residential real estate	2,724	6,453	9,177	54,834	64,011
Owner-occupied real estate	2,664	2,823	5,487	19,877	25,364
Commercial, financial & agricultural	—	9	9	1,041	1,050
Consumer	4	—	4	152	156
Total purchased credit impaired loans	$6,276	$17,949	$24,225	$121,350	$145,575

December 31, 2014
Construction, land & land development	$1,235	$8,797	$10,032	$14,512	$24,544
Other commercial real estate	1,443	4,957	6,400	52,280	58,680
Total commercial real estate	2,678	13,754	16,432	66,792	83,224
Residential real estate	3,525	6,577	10,102	68,691	78,793
Owner-occupied real estate	1,113	4,148	5,261	36,907	42,168
Commercial, financial & agricultural	—	340	340	1,613	1,953
Consumer	—	101	101	100	201
Total purchased credit impaired loans	$7,316	$24,920	$32,236	$174,103	$206,339

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2015
Construction, land & land development	$460,661	$15,124	$3,108	$3,194	$—	$482,087
Other commercial real estate	637,336	20,660	2,310	756	—	661,062
Total commercial real estate	1,097,997	35,784	5,418	3,950	—	1,143,149
Residential real estate	135,588	2,964	684	1,361	16	140,613
Owner-occupied real estate	204,528	13,932	906	270	—	219,636
Commercial, financial & agricultural	178,069	1,619	1,241	584	—	181,513
Leases	71,539	—	—	—	—	71,539
Consumer	17,590	219	—	71	2	17,882
Total organic loans	$1,705,311	$54,518	$8,249	$6,236	$18	$1,774,332

December 31, 2014
Construction, land & land development	$272,847	$34,702	$—	$3,438	$—	$310,987
Other commercial real estate	572,098	35,434	905	1,041	—	609,478
Total commercial real estate	844,945	70,136	905	4,479	—	920,465
Residential real estate	69,828	19,656	287	1,677	—	91,448
Owner-occupied real estate	162,929	17,999	1,157	6,848	—	188,933
Commercial, financial & agricultural	87,819	1,754	798	559	—	90,930
Leases	19,959	—	—	—	—	19,959
Consumer	8,302	27	9	320	—	8,658
Total organic loans	$1,193,782	$109,572	$3,156	$13,883	$—	$1,320,393

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2015
Construction, land & land development	$18,347	$227	$—	$24	$—	$18,598
Other commercial real estate	68,462	4,454	1,590	—	—	74,506
Total commercial real estate	86,809	4,681	1,590	24	—	93,104
Residential real estate	64,709	3,240	329	775	—	69,053
Owner-occupied real estate	52,323	8,436	—	554	—	61,313
Commercial, financial & agricultural	12,935	451	—	830	—	14,216
Consumer	2,609	10	—	5	—	2,624
Total purchased non-credit impaired loans	$219,385	$16,818	$1,919	$2,188	$—	$240,310

December 31, 2014
Construction, land & land development	$2,166	$—	$—	$—	$—	$2,166
Other commercial real estate	24,257	2,536	—	—	—	26,793
Total commercial real estate	26,423	2,536	—	—	—	28,959
Residential real estate	41,868	1,694	—	107	—	43,669
Owner-occupied real estate	21,862	881	—	—	—	22,743
Commercial, financial & agricultural	9,800	1,475	264	96	—	11,635
Consumer	773	18	—	—	—	791
Total purchased non-credit impaired loans	$100,726	$6,604	$264	$203	$—	$107,797

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2015
Construction, land & land development	$3,915	$1,961	$722	$7,023	$631	$14,252
Other commercial real estate	10,716	14,960	3,576	10,727	763	40,742
Total commercial real estate	14,631	16,921	4,298	17,750	1,394	54,994
Residential real estate	34,618	8,707	4,008	12,438	4,240	64,011
Owner-occupied real estate	8,657	3,793	1,244	11,319	351	25,364
Commercial, financial & agricultural	328	392	131	192	7	1,050
Consumer	91	48	1	16	—	156
Total purchased credit impaired loans	$58,325	$29,861	$9,682	$41,715	$5,992	$145,575

December 31, 2014
Construction, land & land development	$5,833	$2,228	$195	$14,485	$1,803	$24,544
Other commercial real estate	5,893	24,139	8,397	18,383	1,868	58,680
Total commercial real estate	11,726	26,367	8,592	32,868	3,671	83,224
Residential real estate	35,829	11,092	8,649	17,698	5,525	78,793
Owner-occupied real estate	15,234	12,786	3,694	9,405	1,049	42,168
Commercial, financial & agricultural	1,048	142	123	308	332	1,953
Consumer	32	24	—	25	120	201
Total purchased credit impaired loans	$63,869	$50,411	$21,058	$60,304	$10,697	$206,339

Troubled Debt Restructurings (TDRs)

Total troubled debt restructurings, organic and PNCI loans, were $3.8 million and $4.3 million at December 31, 2015 and 2014, respectively, with no related allowance for loan and lease losses for the same periods, respectively. At December 31, 2015, there was one commitment totaling $620,000 to extend credit to a borrower with an existing troubled debt restructuring. At December 31, 2014, there were no commitments to extend credit to borrowers with existing troubled debt restructurings. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

The following table provides information on organic troubled debt restructured loans that were modified during the periods presented (dollars in thousands):

	December 31, 2015			December 31, 2014
TDR Additions (1) (2)	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Construction, land & land development	—	$—	$—	1	$3,427	$3,427
Commercial, financial & agricultural	1	577	577	—	—	—
Total modifications	1	$577	$577	1	$3,427	$3,427

(1) Includes organic and PNCI loans. There were no TDR additions 2013.
(2) The pre-modification and post-modification recorded investments represent amounts at the date of loan modifications. Since the modifications on these loans have been only interest rate concessions and payment term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

During the years ended December 31, 2015, 2014, and 2013, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: OTHER REAL ESTATE OWNED

The following table presents other real estate owned ("OREO") by property type at the dates indicated (dollars in thousands):

	December 31
Other real estate owned	2015	2014
Construction, land development, and other land	$2,115	$3,229
Commercial and farmland real estate	7,098	3,295
Residential real estate	1,317	2,044
Total other real estate owned	$10,530	$8,568

The following table presents OREO by type of loan foreclosure or banking premises transferred into OREO at the dates indicated (dollars in thousands):

	December 31
Other real estate owned	2015	2014
Organic OREO	$33	$74
Purchased Credit Impaired OREO	10,497	8,494
Total other real estate owned	$10,530	$8,568

At December 31, 2015, consumer mortgage loans secured by residential real estate properties totaling $127,000 were in formal foreclosure proceedings.

NOTE 7: PREMISES & EQUIPMENT

Premises and equipment are summarized as follows (dollars in thousands):

	December 31
	2015	2014
Land	$11,731	$9,057
Buildings and improvements	29,900	23,010
Furniture, fixtures, and equipment	15,375	13,314
Construction in progress	288	856
Premises and equipment, gross	57,294	46,237
Accumulated depreciation	(14,314)	(10,951)
Premises and equipment, net	$42,980	$35,286

Depreciation expense for premises and equipment was $3.8 million, $3.0 million, and $2.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Leases

The Company has various operating leases on office locations with lease terms that range up to 10 years. These noncancelable operating leases are subject to renewal options and some leases provide for periodic rate adjustments according to the terms of the agreements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease commitments under all noncancelable operating leases with terms of one year or more, excluding any renewal options, are as follows (dollars in thousands):

Years Ended December 31	Future Lease Commitments
2016	$3,731
2017	3,367
2018	3,530
2019	3,004
2020	3,062
Thereafter	9,345
Total (1)	$26,039

(1) The total future minimum lease commitments have not been reduced by minimum sublease rentals of $3.9 million due in the future from noncancelable subleases.

Rent expense was $3.1 million, $2.5 million, and $2.8 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 8: GOODWILL & OTHER INTANGIBLE ASSETS

Changes to the carrying amounts of goodwill and identifiable intangible assets are presented in the table below (dollars in thousands):

	December 31
	2015	2014
Goodwill
Balance, beginning of year	$10,606	$10,381
Goodwill attributable to acquisitions	25,751	225
Balance, end of year	36,357	10,606
Core deposit and other intangibles
Balance, beginning of year	7,757	6,297
Core deposit and other intangibles attributable to acquisitions	9,153	1,460
Accumulated amortization	(6,809)	(5,005)
Balance, end of year	10,101	2,752
Total goodwill and other intangibles	$46,458	$13,358

The Company evaluates goodwill for impairment on at least an annual basis and more frequently if an event occurs or circumstances indicate carrying value exceeds fair value. At December 31, 2015, the Company performed a qualitative assessment to determine if it was more likely than not that the fair value exceeded carrying value. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Amortization expense of $1.8 million, $694,000, and $1.2 million was recorded on total intangibles for the years ended December 31, 2015, 2014, and 2013, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for core deposit and other intangibles for the next five years is expected to be as follows (dollars in thousands):

Years Ended December 31	Core Deposit and Other Intangibles Amortization Expense
2016	$2,102
2017	1,997
2018	1,624
2019	1,542
2020	1,165
Thereafter	1,671
Total amortization expense	$10,101

NOTE 9: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the years ended December 31, 2015 and 2014, the Company sold SBA loans with unpaid principal balances totaling $42.1 million and $2.6 million, respectively, and recognized $4.4 million and $181,000, respectively, in gains on the loan sales. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $978,000 and $296,000 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the Company serviced SBA loans with unpaid principal balances totaling $106.8 million and $73.7 million, respectively. The Company began selling and servicing SBA loans in the fourth quarter of 2014; therefore, no sales or servicing income was recognized during the year ended December 31, 2013.

The table below summarizes the activity in the SBA servicing rights asset for the period presented (dollars in thousands):

	December 31
SBA Servicing Rights	2015	2014
Balance, beginning of year	$1,516	$—
Bank of Atlanta acquisition	—	1,509
Additions	1,070	45
Fair value adjustments	40	(38)
Balance, end of year	$2,626	$1,516

A summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company's SBA servicing rights asset are as follows (dollars in thousands):

	December 31
SBA Servicing Rights	2015	2014
Fair value	$2,626	$1,516
Weighted average discount rate	12.1%	11.3%
Decline in fair value due to a 10% adverse change	$(95)	$(57)
Decline in fair value due to a 20% adverse change	(183)	(110)
Prepayment speed	7.6%	6.7%
Decline in fair value due to a 10% adverse change	$(79)	$(41)
Decline in fair value due to a 20% adverse change	(153)	(80)
Weighted average remaining life (years)	7.2	7.8

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the SBA loans serviced by the Company at and for the period presented is as follows (dollars in thousands):

	December 31, 2015
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the year ended December 31, 2015
Serviced for others	$106,784	$—	$—	$—
Held-for-sale	6,130	—	—	—
Held-for-investment	129,703	1,241	1,610	97
Total SBA loans serviced	$242,617	$1,241	$1,610	$97

NOTE 10: FDIC RECEIVABLE FOR LOSS SHARE AGREEMENTS

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

For the Year Ended
December 31, 2015
Cash paid to the FDIC to settle loss share agreements	$(3,100)
FDIC loss share receivable	(16,959)
FDIC clawback payable	5,511
Loss on termination of FDIC loss share	(14,548)
Net amortization of FDIC receivable for loss share agreements during the period	(1,940)
Amortization of FDIC receivable for loss share agreements	$(16,488)

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to previously covered purchased credit impaired loans and previously covered acquired other real estate owned for the periods indicated (dollars in thousands):

	December 31
FDIC receivable for loss share agreements	2015	2014	2013
Balance, beginning of year	$22,320	$107,843	$356,866
Provision for loan and lease losses attributable to FDIC for loss share agreements	1,045	(2,890)	(30,188)
Wires sent (received)	1,784	(45,251)	(125,960)
Net recoveries	(6,627)	(28,169)	(19,564)
Amortization	(1,940)	(15,785)	(87,884)
External expenses qualifying under loss share agreements	377	6,572	14,573
Termination of FDIC loss share	(16,959)	—	—
Balance, end of year	$—	$22,320	$107,843

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	December 31
	2015	2014
Noninterest-bearing demand deposits	$826,216	$577,295
Interest-bearing transaction accounts	588,391	495,966
Savings and money market deposits	1,074,190	954,626
Time deposits less than $250,000	279,449	247,757
Time deposits $250,000 or greater	41,439	18,946
Brokered and wholesale time deposits	52,277	97,092
Total deposits	$2,861,962	$2,391,682

Overdrawn deposit accounts reclassified as loans were $334,000 and $259,000 at December 31, 2015 and 2014, respectively.

The scheduled maturities of time, brokered, and wholesale deposits were as follows (dollars in thousands):

December 31, 2015
2016	$268,937
2017	73,380
2018	17,597
2019	6,557
2020	6,694
Total time, brokered, and wholesale deposits	$373,165

The Company had brokered deposits of $38.0 million and $50.6 million at December 31, 2015 and 2014, respectively. The scheduled maturities of brokered deposits and their weighted average costs were as follows (dollars in thousands):

	December 31, 2015
	Balance	Average Cost
2016	$28,752	1.01%
2017	7,250	1.07%
2018	2,000	1.58%
Total brokered deposits	$38,002	1.05%

NOTE 12: SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes securities sold under repurchase agreements to facilitate the needs of our customers. Securities sold under repurchase agreements consist of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account and are collateralized with investment securities having a market value no less than the balance borrowed. The agreements bear interest rates determined by the Company. The investment securities pledged are subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below the balance of the repurchase agreements on a daily basis and may be required to provide additional collateral. Securities pledged as collateral are maintained with our safekeeping agent.

At December 31, 2015, securities sold under repurchase agreements were $32.2 million with a weighted average interest rate of .15%, all of which mature on an overnight and continuous basis. At December 31, 2015, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities. There were no repurchase agreements at December 31, 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: NOTES PAYABLE

The Company has several participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitle the Company to receive principal and interest payments before other participating interest holders. Given the participations sold do not qualify as participating interests, they do not qualify for sale treatment in accordance with generally accepted accounting principles. As a result, the Company recorded the transactions as secured borrowings. The balance of the secured borrowings was $1.8 million and $2.8 million at December 31, 2015 and 2014, respectively. The loans are recorded at their gross balances outstanding and are included in organic loans on the consolidated statements of financial condition.

NOTE 14: DERIVATIVES INSTRUMENTS & HEDGING ACTIVITIES

Interest Rate Swaps and Caps

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

Interest Rate Swaps and Caps Fair Values

The table below presents the fair values of the Company's interest rate swaps and caps at the dates indicated (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$1,262	$3,879	$1,496	$1,666

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$—	$—	$174	$—

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps and Caps Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At December 31, 2015, the Company had 94 interest rate swaps with an aggregate notional amount of $162.0 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2015	2014	2013
Amount of (loss) gain recognized in income on derivatives	Noninterest income	$(956)	$(3,031)	$4,589
Amount of gain (loss) recognized in income on hedged items	Noninterest income	815	2,422	(3,728)
Total net (loss) gain recognized in income on fair value hedge ineffectiveness		$(141)	$(609)	$861

The Company recognized net (losses) gains of $(141,000), $(609,000), and $861,000 during the years ended December 31, 2015, 2014, and 2013, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $2.3 million, $2.1 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net (losses) gains of $(492,000), $49,000, and $80,000 in interest income for the years ended December 31, 2015, 2014, and 2013, respectively, related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the years ended December 31, 2015, 2014, or 2013.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $1.2 million is expected to be reclassified as a decrease to net interest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2015	2014	2013
Amount of (loss) gain recognized in income on derivatives (effective portion)	OCI	$(2,294)	$(2,036)	$1,264
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	546	259	40
Total (loss) gain recognized in consolidated statements of comprehensive income		$(1,748)	$(1,777)	$1,304

Interest Rate Swaps Not Designated as Hedging Instruments

At December 31, 2015, the Company had two interest rate swaps with an aggregate notional amount of $6.8 million and liability fair value of $174,000 not designated as fair value hedges associated with the Company's fixed rate loan program. At December 31, 2014, the Company had no interest rate swaps not designated as fair value hedges. The income statement effect from the derivatives not designated as hedging instruments was net losses of $147,000, $47,000, and $21,000 during the years ended December 31, 2015, 2014, and 2013 respectively.

Credit and Collateral Risks for Interest Rate Swaps and Caps

The Company manages credit exposure on interest rate swap and cap transactions by entering in bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. Refer to Note 15, Balance Sheet Offsetting, for more information on collateral pledged and received under these agreements.

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At December 31, 2015, the termination value of derivatives in a net liability position under these agreements was $989,000, for which the Company posted $330,000 in cash collateral. Although the Company did not breach any provisions at December 31, 2015, had a breach occurred, the maximum amount of additional collateral the Company would have been required to post to counterparties was $659,000.

Mortgage Derivatives

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Derivatives Not Designated as Hedging Instruments

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities", respectively, on the consolidated statements of financial condition. At December 31, 2015, the fair value of mortgage derivative assets was $869,000 and the fair value of mortgage derivative liabilities was $505,000. There were no mortgage derivative fair values or gains/losses in 2014 and 2013.

At December 31, 2015, the Company had approximately $47.3 million of interest rate lock commitments and $85.9 million of forward commitments for the future delivery of residential mortgage loans. The net gain related to interest rate lock commitments used for risk management was $347,000 and the net loss for forward commitments related to these mortgage loans was $34,000 for the year ended December 31, 2015.

The table below presents the effect of the Company's mortgage derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2015	2014	2013
Amount of gain recognized in income on interest rate lock commitments	Noninterest income	$347	$—	$—
Amount of loss recognized in income on forward commitments	Noninterest income	(34)	—	—
Amount of gain recognized in income on mortgage derivatives not designated as hedging instruments		$313	$—	$—

Credit and Collateral Risks for Mortgage Lending Activities

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

NOTE 15: BALANCE SHEET OFFSETTING

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
December 31, 2015
Offsetting Derivative Assets
Interest rate swaps and caps	$1,262	$—	$1,262	$(883)	$(150)	$229
Offsetting Derivative Liabilities
Interest rate swaps and caps	$1,670	$—	$1,670	$(883)	$(269)	$518
Repurchase agreements	32,179	—	32,179	—	(32,179)	—
Total liabilities	$33,849	$—	$33,849	$(883)	$(32,448)	$518

December 31, 2014
Offsetting Derivative Assets
Interest rate swaps and caps	$3,879	$—	$3,879	$(1,244)	$(2,529)	$106
Offsetting Derivative Liabilities
Interest rate swaps and caps	$1,666	$—	$1,666	$(1,244)	$—	$422

(1) The application of collateral cannot reduce the net amount below zero; therefore, excess collateral received/posted is not reflected in this table. All positions are fully collateralized.

NOTE 16: STOCK WARRANTS

The Company has outstanding warrants purchased by executive officers, directors and certain members of senior management. Warrant holders have the right to purchase one share of the Company's common stock at strike prices ranging from $5.00 to $11.21 per share through the ten-year contractual period. The warrants were fully exercisable as of the purchase date. During 2015 and 2014, no new warrants were issued.

The following table represents the activity related to stock warrants:

	December 31
	2015		2014
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding warrants at beginning of year	2,581,191	$9.90	2,623,824	$9.84
Exercised	(2,408,446)	9.92	(42,633)	6.24
Outstanding warrants at end of year	172,745	$9.52	2,581,191	$9.90

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During December 31, 2015 and 2014, there was no stock option activity. During 2013, the Company's Board of Directors approved the accelerated vesting of an aggregate of 28,918 unvested stock options upon the retirement of the award holders. The accelerated vesting triggered a modification to the award agreements, the original grants were forfeited and additional grants were awarded based on the new vesting terms. The additional grants awarded were done so at the same exercise price as the original grants. The fair value of each option award is estimated at the grant date using the Black-Scholes option-pricing model. The significant assumptions made and resulting grant-date fair values in utilizing the option-pricing model are noted in the table below:

December 31, 2013
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

There was no compensation expense recognized related to stock options for the years ended December 31, 2015 or 2014, as all options were vested in 2013. For the year ended 2013, the Company recognized compensation expense related to stock options of $14,000 in the consolidated statements of income with a total recognized tax benefit of $5,000. The amount of compensation expense was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

The following table represents a summary of the activity related to stock options:

	December 31, 2015
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding options, end of year (1)	28,918	$14.37	5.65	$193
Fully vested and exercisable options, end of year	28,918	$14.37	5.65	$193

(1) There were no stock option grants, forfeitures or exercises during 2015.

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on changes in the market value of the Company’s stock.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The Company has issued both time-based and performance-based shares of restricted stock to certain officers and independent directors under the Plan. The Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The holders of the restricted stock receive dividends, if applicable, and have the right to vote the shares. The fair value of the restricted stock awarded under the Plan is recorded as unearned share-based compensation.

The unearned compensation related to time-based shares of restricted stock is amortized to compensation expense over the vesting period, generally five years. The total share-based compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. During 2015, the Company's Board of Directors approved the accelerated vesting of an aggregate of 57,381 shares of time-based restricted stock to certain award holders based upon either their retirement or termination.

The performance-based shares of restricted stock entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award agreement over a specified performance period. The unearned compensation related to performance-based shares of restricted stock is amortized to compensation expense over the vesting period, generally ten years. The total share-based compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. During 2015, the Company issued 558,000 performance-based shares of restricted stock with a ten year performance period, of which 92,000 were forfeited.

Compensation expense recognized in the Company's consolidated statements of income for restricted stock was $3.6 million, $2.0 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total recognized tax benefit related to the share-based compensation was $1.4 million, $692,000 and $444,000 for 2015, 2014 and 2013, respectively. Total unrecognized compensation cost related to unvested share-based compensation was $13.0 million at December 31, 2015 and is expected to be recognized over a weighted-average period of 4.7 years.

The following table represents a summary of the unvested restricted stock award activity:

	December 31, 2015
	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of year	475,046	$16.43
Granted	664,706	19.33
Forfeited	(94,100)	19.06
Earned and issued	(65,466)	16.52
Balance, end of year	980,186	$18.14

Restricted stock awards of 664,706 shares, 153,232 shares, and 181,814 shares, respectively, were granted during 2015, 2014 and 2013 with a weighted-average grant date fair value of $19.33, $16.60 and $16.33, respectively.

NOTE 18: EMPLOYEE BENEFIT PLAN

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "401(k) Plan”) that covers substantially all employees meeting certain eligibility requirements. The 401(k) Plan allows employees to make pre-tax or Roth after-tax salary deferrals to the 401(k) Plan and the Company matches these employee contributions on a basis equal to a uniform percentage of the salary deferrals. During 2015, 2014 and 2013, the Company matched employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to 401(k) Plan and regulatory limits. Participants receive matching contributions the first quarter after completing three months of service and matching contributions made after January 1, 2013 are fully vested, regardless of years of service. Compensation expense related to the 401(k) Plan totaled $2.2 million, $2.0 million, and $1.6 million in 2015, 2014 and 2013, respectively.

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

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are the Common Equity Tier 1, Tier 1, Total Capital Ratios to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Company and State Bank.

Beginning on January 1, 2015, the Company and State Bank became subject to the provisions of the Basel III final rule that governs the regulatory capital calculation, including transitional, or phase-in, provisions. The methods for calculating the risk-based capital ratios will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are fully phased in on January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	December 31, 2015		December 31, 2014
Capital Ratio Requirements (1)	Minimum Requirement	Well-capitalized (2)	Minimum Requirement	Well-capitalized (2)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%	N/A	N/A
Tier 1 Capital	6.00%	8.00%	4.00%	6.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) December 31, 2015 capital requirements are under the Basel III framework. December 31, 2014 capital requirements are under the Basel I framework.
(2) The prompt corrective action provisions are only applicable at the bank level.

At December 31, 2015 and 2014, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	December 31, 2015			December 31, 2014
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$493,294	17.71%	$125,372	N/A	N/A	N/A
Tier 1 Capital	493,294	17.71%	167,162	$446,666	23.12%	$77,271
Total Capital	522,369	18.75%	222,883	470,869	24.37%	154,543
Tier 1 Leverage	493,294	14.48%	136,315	446,666	15.90%	112,334

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	December 31, 2015				December 31, 2014
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
CET1 Capital	$427,526	15.42%	$124,773	$180,227	N/A	N/A	N/A	N/A
Tier 1 Capital	427,526	15.42%	166,364	221,818	$359,759	18.63%	$77,256	$115,883
Total Capital	456,601	16.47%	221,818	277,273	383,957	19.88%	154,511	193,139
Tier 1 Leverage	427,526	12.62%	135,507	169,383	359,759	12.84%	112,112	140,139

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at December 31, 2015.

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

Federal and state banking laws and regulations restrict the amount of dividends State Bank may distribute without prior regulatory approval. At December 31, 2015, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At December 31, 2015, the Company had $50.7 million in cash and due from bank accounts, which can be used for additional capital as needed by the subsidiary bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes.

Other Regulatory Matters

The Company had required reserve balances at the Federal Reserve Bank of $121.3 million and $99.3 million at December 31, 2015 and 2014, respectively.

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

A summary of the Company's commitments is as follows (dollars in thousands):

	December 31
	2015	2014
Commitments to extend credit:
Fixed	$28,744	$21,276
Variable	502,538	405,956
Letters of credit:
Fixed	1,907	846
Variable	4,925	4,350
Total commitments	$538,114	$432,428

The fixed rate loan commitments have maturities ranging from one month to five years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company established a recourse liability for mortgage loans held-for-sale during the first quarter of 2015. At December 31, 2015, the recourse liability was $342,000.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the years ended December 31, 2015 and 2014, there were no transfers between levels.

Fair Value Option

ASC 820 allows companies to report selected financial assets and liabilities at fair value using the fair value option. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. Concurrent with the First Bank acquisition, the Company made the election to record mortgage loans held-for-sale at fair value under the fair value option on a prospective basis, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. Mortgage loans held-for-sale were previously recorded at the lower of cost or fair value. See Note 1, Summary of Significant Accounting Policies.

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities Available-for-Sale

At December 31, 2015, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. After origination and prior to sale, the mortgage loans held-for-sale accrue interest income, recorded in "interest income" on the consolidated statements of income, based on the contractual terms of the loans. Refer to Note 1, Summary of Significant Accounting Policies, for more information on the accounting for mortgage loans held-for-sale.

At December 31, 2015, the aggregate fair value of the mortgage loans held-for-sale was $48.8 million and the contractual balance including accrued interest was $47.8 million, with a fair value mark totaling $966,000. None of the loans were 90 days or more past due or on nonaccrual at December 31, 2015. The gain recognized for the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income, was $182,000 for the year ended December 31, 2015.

Derivative Financial Instruments

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Derivatives

Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held-for-sale. The Company relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held-for-sale. The model groups the interest rate lock commitments by interest rate and term, applies an estimated pull-through rate based on historical experience, and then multiplies by quoted investor prices which were determined to be reasonably applicable to the loan commitment group based on interest rate, term, and rate lock expiration date of the loan commitment group. While there are Level 2 and 3 inputs used in the valuation model, the Company has determined that the majority of the inputs significant in the valuation of the interest rate lock commitments fall within Level 3 of the fair value hierarchy. Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of income. The interest rate lock commitments with a positive fair value totaled $290,000 at December 31, 2015. In addition, the interest rate lock commitments with a negative fair value totaled $71,000 at December 31, 2015.
Mortgage derivatives also include forward commitments to sell residential mortgage loans to various investors when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitment to fund loans. The Company also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available (Level 2). Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of income. The forward commitments on interest rate lock commitments with a positive fair value totaled $71,000 at December 31, 2015. Furthermore, the forward commitments on interest rate lock commitments with a negative fair value totaled $290,000 at December 31, 2015.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$103,272	$—	$103,272
States and political subdivisions	—	1,813	—	1,813
Residential mortgage-backed securities — nonagency	—	150,702	—	150,702
Residential mortgage-backed securities — agency	—	503,688	—	503,688
Asset-backed securities	—	46,245	—	46,245
Corporate securities	—	81,985	—	81,985
Mortgage loans held-for-sale	—	48,803	—	48,803
Mortgage derivatives (1)	—	218	651	869
Interest rate swaps and caps	—	1,262	—	1,262
SBA servicing rights	—	—	2,626	2,626
Total recurring assets at fair value	$—	$937,988	$3,277	$941,265

Liabilities:
Interest rate swaps and caps	$—	$1,670	$—	$1,670
Mortgage derivatives (1)	—	144	361	505
Total recurring liabilities at fair value	$—	$1,814	$361	$2,175

(1) Includes mortgage related interest rate lock commitments and forward commitments to sell.

December 31, 2014	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$117,349	$—	$117,349
States and political subdivisions	—	5,897	—	5,897
Residential mortgage-backed securities — nonagency	—	115,031	—	115,031
Residential mortgage-backed securities — agency	—	352,528	—	352,528
Asset-backed securities	—	26,700	—	26,700
Corporate securities	—	22,581	—	22,581
Interest rate swaps and caps	—	3,879	—	3,879
SBA servicing rights	—	—	1,516	1,516
Total recurring assets at fair value	$—	$643,965	$1,516	$645,481

Liabilities:
Interest rate swaps and caps	$—	$1,666	$—	$1,666
Total recurring liabilities at fair value	$—	$1,666	$—	$1,666

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods presented (dollars in thousands):

	December 31
SBA Servicing Rights	2015	2014
Balance, beginning of year	$1,516	$—
Bank of Atlanta acquisition	—	1,509
Additions	1,070	45
Fair value adjustments (1)	40	(38)
Balance, end of year	$2,626	$1,516

(1) Fair value adjustments are recorded as a component of "SBA income" on the consolidated statements of income.

	December 31
	2015
Mortgage Derivatives	Other Assets	Other Liabilities
Balance, beginning of year	$—	$—
Acquired	272	135
Issuances (1)	1,934	1,500
Settlements and closed loans (1)	(1,555)	(1,274)
Balance, end of year	$651	$361

(1) Total gain on the change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was $153,000 for the year ended December 31, 2015.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2015
Impaired loans	$—	$—	$5,941	$5,941
Total nonrecurring assets at fair value	$—	$—	$5,941	$5,941

December 31, 2014
Impaired loans	$—	$—	$5,167	$5,167
Mortgage loans held-for-sale	—	3,174	—	3,174
Total nonrecurring assets at fair value	$—	$3,174	$5,167	$8,341

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had principal balances of $7.0 million and $5.7 million with respective valuation allowances of $1.0 million and $486,000 at December 31, 2015 and 2014, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonfinancial Assets Measured on a Nonrecurring Basis

The Company uses the following methods and assumptions in estimating the fair values of its nonfinancial assets on a nonrecurring basis:

Other Real Estate Owned

Other real estate owned ("OREO") consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions, resulting in a Level 3 classification. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense.

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2015
Other real estate owned	$—	$—	$12,110	$12,110

December 31, 2014
Other real estate owned	$—	$—	$10,939	$10,939

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statements of financial condition (dollars in thousands):

	December 31
Other Real Estate Owned	2015	2014
Other real estate owned at fair value	$12,110	$10,939
Estimated selling costs and other adjustments	(1,580)	(2,371)
Other real estate owned	$10,530	$8,568

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$2,626	Discounted cash flows	Discount rate	9% - 17% (12%)
			Prepayment speed	4% - 10% (8%)
Mortgage derivatives - asset	$651	Pricing model	Pull-through rate	81%
Mortgage derivatives - liability	$361	Pricing model	Pull-through rate	81%
Impaired loans - collateral dependent	$5,941	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (15%)
Other real estate owned	$12,110	Third party appraisal	Management discount for property type and recent market volatility	0% - 75% (33%)

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$1,516	Discounted cash flows	Discount rate	8% - 14% (11%)
			Prepayment speed	4% - 9% (7%)
Impaired loans - collateral dependent	$5,167	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$10,939	Third party appraisal	Management discount for property type and recent market volatility	0% - 76% (45%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2015 and 2014.

		December 31, 2015		December 31, 2014
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$175,362	$175,362	$481,158	$481,158
Investment securities available-for-sale	Level 2	887,705	887,705	640,086	640,086
Loans held-for-sale	Level 2	54,933	55,513	3,174	3,245
Loans, net	Level 3	2,131,142	2,140,985	1,605,891	1,646,222
Other real estate owned	Level 3	10,530	12,110	8,568	10,939
FDIC receivable for loss share agreements	Level 3	—	—	22,320	7,572
Interest rate swaps and caps	Level 2	1,262	1,262	3,879	3,879
Mortgage derivatives	Levels 2 & 3	869	869	—	—
SBA servicing rights	Level 3	2,626	2,626	1,516	1,516
Accrued interest receivable	Level 2	8,382	8,382	5,589	5,589
Federal Home Loan Bank stock	Level 3	3,058	3,058	2,512	2,512
Liabilities:
Deposits	Level 2	$2,861,962	$2,860,866	$2,391,682	$2,391,805
Securities sold under repurchase agreements	Level 2	32,179	32,179	—	—
Notes payable	Level 2	1,812	1,812	2,771	2,771
Interest rate swaps and caps	Level 2	1,670	1,670	1,666	1,666
Mortgage derivatives	Levels 2 & 3	505	505	—	—
Accrued interest payable	Level 2	1,106	1,106	887	887

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

FDIC Receivable for Loss Share Agreements

The FDIC receivable for loss share agreements was recorded at fair value at each FDIC-assisted acquisition date. The FDIC receivable was recognized at the same time as the purchased loans, and measured on the same basis, subject to collectability or contractual limitations. The FDIC receivable was impacted by changes in estimated cash flows associated with the previously covered loans. Increases in the amount expected to be collected from the FDIC were recognized immediately whereas decreases were amortized over the lesser of the life of the formerly covered loan or the life of the loss share agreement. The FDIC receivable for loss share agreements was eliminated as a result of the early termination of loss share coverage in May 2015.

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

Notes Payable

Notes payable are variable rate subordinated debt for which performance is based on the underlying notes receivable interest rates adjust according to market value; therefore, the carrying amount approximates fair value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22: INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	Years Ended December 31
	2015	2014	2013
Current tax provision:
Federal	$35,151	$25,617	$46,180
State	5,126	2,885	4,784
Total current tax provision	40,277	28,502	50,964
Deferred tax provision:
Federal	(20,831)	(8,970)	(39,709)
State	(3,997)	(1,211)	(4,688)
Total deferred tax provision	(24,828)	(10,181)	(44,397)
Total income tax provision	$15,449	$18,321	$6,567

Income tax expense differed from amounts computed by applying the Federal statutory rate of 35% to income before income taxes due to the following factors (dollars in thousands):

	Years Ended December 31
	2015	2014	2013
Federal taxes at statutory rate	$15,355	$17,234	$6,760
Increase (reduction) in income taxes resulting from:
State taxes, net of federal benefit	734	1,088	62
Tax-exempt interest	(357)	(177)	(247)
Bank-owned life insurance income	(674)	(467)	(474)
Other	391	643	466
Income tax expense	$15,449	$18,321	$6,567

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset included in other assets in the accompanying consolidated statement of financial condition are as follows (dollars in thousands):

	December 31
	2015	2014
Deferred tax assets
Allowance for loan and lease losses	$11,246	$11,077
Net operating losses and credit carryforward	5,248	5,658
Accrued compensation	7,568	4,095
Tax basis difference on acquired assets	4,108	2,426
FDIC clawback liability	—	2,191
Other real estate owned	1,865	554
Unrealized losses on cash flow hedges	859	183
Estimated loss on acquired failed bank assets	12,306	—
Unrealized losses on securities available-for-sale	172	—
Other	706	618
Total deferred tax assets	44,078	26,802

Deferred tax liabilities
FDIC loss share receivable	$—	$(8,633)
Intangible asset basis difference	(5,472)	(3,880)
Unrealized gains on securities available-for-sale	—	(2,655)
Deferred gain on FDIC-assisted transactions	(588)	(1,532)
Estimated gain on acquired failed bank assets	—	(1,308)
Premises and equipment	(2,313)	(883)
Other	(679)	(1,187)
Total deferred tax liabilities	(9,052)	(20,078)

Net Deferred Tax Asset	$35,026	$6,724

Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at either December 31, 2015 or 2014. At December 31, 2015 and 2014, the Company had Federal and State tax net operating loss carryforwards, related to the Bank of Atlanta acquisition, of approximately $13.8 million and $14.6 million, respectively. The loss carryforwards can be deducted annually from future taxable income through 2033, subject to an annual limitation of approximately $800,000. Currently, tax years 2012 to present are open for examination by Federal and State taxing authorities.

NOTE 23: EARNINGS PER SHARE

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
Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31
	2015	2014	2013
Numerator:
Net income per consolidated statements of income	$28,423	$30,918	$12,747
Net income allocated to participating securities	(783)	(434)	(135)
Net income allocated to common stock	$27,640	$30,484	$12,612

Basic net income per share computation:
Net income allocated to common stock	$27,640	$30,484	$12,612
Weighted average common shares outstanding, including shares considered participating securities	35,796,497	32,175,363	31,978,844
Less: Average participating securities	(985,642)	(451,392)	(338,560)
Weighted average shares	34,810,855	31,723,971	31,640,284
Basic net income per share	$.79	$.96	$.40

Diluted net income per share computation:
Net income allocated to common stock	$27,640	$30,484	$12,612
Weighted average common shares outstanding for basic earnings per share	34,810,855	31,723,971	31,640,284
Weighted average dilutive grants	1,231,864	1,103,972	1,013,820
Weighted average shares and dilutive potential common shares	36,042,719	32,827,943	32,654,104
Diluted net income per share	$.77	$.93	$.39

During 2015, the Company identified an error in the computation and disclosure of diluted earnings per share. The error resulted from the inclusion of restricted stock as outstanding in the basic weighted average common shares outstanding, as well as the dilutive effect of the restricted stock in the calculation of weighted average diluted shares outstanding in prior periods.
The Company evaluated the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded the error was immaterial to all prior periods impacted. While the adjustments were immaterial, the Company has elected to revise its previously reported diluted earnings per share. Earnings per share increased $.01 on a diluted basis for the years ended December 31, 2014 and 2013.

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

The components of AOCI and changes in those components are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (Effective Portion)	Total
Balance, December 31, 2012	$8,528	$—	$8,528
Other comprehensive income before income taxes:
Net change in unrealized (losses) gains	(5,390)	1,264	(4,126)
Amounts reclassified for net (gains) losses realized and included in earnings	(1,081)	40	(1,041)
Income tax (benefit) expense	(2,266)	457	(1,809)
Balance, December 31, 2013	$4,323	$847	$5,170
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	462	(2,036)	(1,574)
Amounts reclassified for net (gains) losses realized and included in earnings	(246)	259	13
Income tax expense (benefit)	329	(640)	(311)
Balance, December 31, 2014	$4,210	$(290)	$3,920
Other comprehensive loss before income taxes:
Net change in unrealized losses	(6,955)	(2,294)	(9,249)
Amounts reclassified for net (gains) losses realized and included in earnings	(354)	546	192
Income tax benefit	(2,827)	(676)	(3,503)
Balance, December 31, 2015	$(272)	$(1,362)	$(1,634)

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	December 31
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2015	2014	2013
Investment securities available-for-sale
Gain on sale of investment securities	$354	$246	$1,081
Income tax expense	(137)	(95)	(378)
Net income	$217	$151	$703

Cash flow hedges (effective portion)
Interest expense on deposits	$(546)	$(259)	$(40)
Income tax benefit	211	100	14
Net income	$(335)	$(159)	$(26)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25: CONDENSED FINANCIAL INFORMATION OF STATE BANK FINANCIAL CORPORATION (PARENT COMPANY ONLY FINANCIAL STATEMENTS)

Condensed Statements of Financial Condition
(Dollars in thousands)

	December 31
	2015	2014
Assets
Cash and due from banks	$50,663	$85,607
Securities available-for-sale	11,907	—
Investment in subsidiary	470,615	377,188
Other assets	5,602	1,830
Total assets	$538,787	$464,625
Liabilities
Other liabilities	$2,297	$530
Total liabilities	2,297	530
Shareholders' equity	536,490	464,095
Total liabilities and shareholders' equity	$538,787	$464,625

Condensed Statements of Income
(Dollars in thousands)

	Years Ended December 31
	2015	2014	2013
Interest income:
Interest income	$57	$—	$—
Net interest income	57	—	—
Noninterest income:
Dividends from subsidiary	17,900	59,000	25,000
Other income	3,125	—	—
Total noninterest income	21,025	59,000	25,000
Noninterest expense:
Salaries and employee benefits	7,537	—	—
Other noninterest expense	4,685	2,404	1,456
Total noninterest expense	12,222	2,404	1,456
Income before income tax and equity in undistributed net income of subsidiary	8,860	56,596	23,544
Income tax benefit	(3,413)	(794)	(495)
Income before equity in undistributed net income of subsidiary	12,273	57,390	24,039
Equity in earnings of subsidiary greater than (less than) dividends received	16,150	(26,472)	(11,292)
Net income	$28,423	$30,918	$12,747

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31
	2015	2014	2013
Cash flows from operating activities:
Net income	$28,423	$30,918	$12,747
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiary (greater than) less than dividends received	(16,150)	26,472	11,292
Share-based compensation expense	3,595	2,035	1,321
Other, net	(2,059)	(238)	(301)
Net cash provided by operating activities	13,809	59,187	25,059
Cash flows from investing activities:
Cash consideration paid, net of cash received for bank acquisitions	(25,884)	(25,154)	—
Purchase of investment securities available-for-sale	(11,758)	—	—
Net cash used in investing activities	(37,642)	(25,154)	—
Cash flows from financing activities:
Issuance of common stock	547	195	100
Repurchase of stock warrants	—	—	(3)
Restricted stock activity	(27)	(156)	—
Dividends paid	(11,631)	(4,830)	(3,840)
Net cash used in financing activities	(11,111)	(4,791)	(3,743)
Net (decrease) increase in cash and cash equivalents	(34,944)	29,242	21,316
Cash and cash equivalents, beginning	85,607	56,365	35,049
Cash and cash equivalents, ending	$50,663	$85,607	$56,365

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

Management's Report on Internal Control Over Financial Reporting

      Management's Report on Internal Control Over Financial Reporting is set forth on page 82 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

       There was no change in our internal control over financial reporting during our fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Form of Warrant Agreement (Pursuant to Instruction 2 of Item 601, one form of Warrant Agreement has been filed which has been executed by each of the following executive officers: Kim M. Childers, Joseph W. Evans, J. Daniel Speight, Jr. and John Thomas Wiley, Jr.) (incorporated by reference to Exhibit 10.9 of our registration statement on Form 10 filed on October 29, 2010)

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

10.4	*	Form of Restricted Stock Agreement dated September 1, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 8, 2011)

10.5	*
Restricted Stock Agreement dated August 15, 2011 by and among Thomas L. Callicutt, Jr. and State Bank Financial Corporation (incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended September 30, 2011)

Exhibit No.		Document

10.6	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on September 21, 2012)

10.7	*	Summary of Director Compensation (incorporated by reference to Exhibit 10.25 of our annual report on Form 10-k for the year ended December 31, 2013

10.8	*
Separation Agreement dated March 15, 2013 by and among Thomas L. Callicutt, Jr. and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 15, 2013)

10.9	*	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 8, 2014)

10.10	*	Form of Restricted Stock Agreement of Thomas L. Callicutt, Jr. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 29, 2013)

10.11	*	First Amendment to State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan

10.12	*
Offer Letter by and among, First Bank of Georgia, State Bank Financial Corporation and Remer Y. Brinson, III, dated June 23, 2014 (incorporated by reference to Exhibit 10.34 of our registration statement on Form S-4 filed on September 12, 2014)

10.13	*
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

10.15	*
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

10.22	*	Executive Officer Annual Cash Incentive Plan for State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2015)

10.23	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 17, 2015)

10.24	*
Amended and Restated Employment Agreement dated September 10, 2015, by and among J. Daniel Speight, Jr., State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 10, 2015)

21.1		Subsidiaries of State Bank Financial Corporation

23.1		Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained on the signature page hereof)

31.1		Rule 13a-14(a) Certification of the Chief Executive Officer

31.2		Rule 13a-14(a) Certification of the Chief Financial Officer

32.1		Section 1350 Certifications

Exhibit No.	Document
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date:	February 26, 2016	By:	/s/ Joseph W. Evans
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

Signature	Title	Date

/s/ James R. Balkcom, Jr.	Director	February 26, 2016
James R. Balkcom, Jr.

/s/ Kelly H. Barrett	Director	February 26, 2016
Kelly H. Barrett

/s/ Archie L. Bransford, Jr.	Director	February 26, 2016
Archie L. Bransford, Jr.

/s/ Kim M. Childers	Executive Risk Officer, Vice Chairman and Director	February 26, 2016
Kim M. Childers

/s/ Ann Q. Curry	Director	February 26, 2016
Ann Q. Curry

/s/ Joseph W. Evans	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
Joseph W. Evans

/s/ Virginia A. Hepner	Director	February 26, 2016
Virginia A. Hepner

/s/ John D. Houser	Director	February 26, 2016
John D. Houser

/s/ William D. McKnight	Director	February 26, 2016
William D. McKnight

/s/ Major General Robert H. McMahon	Director	February 26, 2016
Major General Robert H. McMahon

/s/ Sheila E. Ray	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Sheila E. Ray

/s/ J. Thomas Wiley, Jr.	President, Vice Chairman and Director	February 26, 2016
J. Thomas Wiley, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained on the signature page hereof)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition at December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.