Form 10-Q
period 2016-03-31
STATE BANK FINANCIAL CORP
filed 2016-05-06
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant’s common stock, as of May 5, 2016 was 36,881,742

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our expectations regarding growth in our markets, our anticipated acquisitions, including our pending acquisition of NBG Bancorp, Inc., our belief that our deposits are attractive sources of funding because of their stability and relative cost, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation that our total risk-weighted assets will increase, our belief that our recorded deferred tax assets are fully recoverable, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.
These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include the following:

•
completion of the transaction with NBG Bancorp is dependent on, among other things, receipt of regulatory approvals and NBG Bancorp shareholder approval, the timing of which cannot be predicted and which may not be received at all.

•	negative reactions to our pending acquisition of NBG Bancorp (or future acquisitions) of each bank's customers, employees and counterparties or difficulties related to the transition of services;

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
For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015 for a description of some of the important factors that may affect actual outcomes.

PART I

Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$14,398	$12,175
Interest-bearing deposits in other financial institutions	102,355	163,187
Cash and cash equivalents	116,753	175,362
Investment securities available-for-sale	849,576	887,705
Investment securities held-to-maturity (fair value of $60,496 and $0, respectively)	60,591	—
Loans	2,258,533	2,160,217
Allowance for loan and lease losses	(30,345)	(29,075)
Loans, net	2,228,188	2,131,142
Loans held-for-sale (includes loans at fair value of $47,854 and $48,803, respectively)	55,219	54,933
Other real estate owned	11,590	10,530
Premises and equipment, net	42,802	42,980
Goodwill	36,357	36,357
Other intangibles, net	9,556	10,101
SBA servicing rights	2,882	2,626
Bank-owned life insurance	59,281	58,819
Other assets	60,176	59,512
Total assets	$3,532,971	$3,470,067
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$891,511	$826,216
Interest-bearing deposits	2,014,087	2,035,746
Total deposits	2,905,598	2,861,962
Securities sold under repurchase agreements	33,503	32,179
Notes payable	1,808	1,812
Other liabilities	46,207	37,624
Total liabilities	2,987,116	2,933,577
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 37,052,008 and 37,077,848 shares issued and outstanding, respectively	371	371
Additional paid-in capital	359,284	358,671
Retained earnings	184,723	179,082
Accumulated other comprehensive income (loss), net of tax	1,477	(1,634)
Total shareholders' equity	545,855	536,490
Total liabilities and shareholders' equity	$3,532,971	$3,470,067

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2016	2015
Interest income:
Loans	$24,342	$21,400
Loan accretion	9,743	16,069
Investment securities	4,553	3,389
Deposits with other financial institutions	120	213
Total interest income	38,758	41,071
Interest expense:
Deposits	2,059	1,912
Notes payable	42	52
Federal funds purchased and repurchase agreements	12	15
Total interest expense	2,113	1,979
Net interest income	36,645	39,092
Provision for loan and lease losses	(134)	3,193
Net interest income after provision for loan and lease losses	36,779	35,899
Noninterest income:
Amortization of FDIC receivable for loss share agreements	—	(1,448)
Service charges on deposits	1,386	1,489
Mortgage banking income	3,041	2,680
SBA income	1,502	1,123
Payroll fee income	1,327	1,158
ATM income	745	725
Bank-owned life insurance income	462	455
Prepayment fees	368	1,982
Gain on sale of investment securities	13	380
Other	547	258
Total noninterest income	9,391	8,802
Noninterest expense:
Salaries and employee benefits	18,760	19,582
Occupancy and equipment	3,101	3,105
Data processing	2,075	2,280
Legal and professional fees	991	1,484
Merger-related expenses	—	137
Marketing	502	436
Federal deposit insurance premiums and other regulatory fees	562	506
Loan collection costs and OREO activity	485	405
Amortization of intangibles	545	417
Other	1,877	1,735
Total noninterest expense	28,898	30,087
Income before income taxes	17,272	14,614
Income tax expense	6,434	5,410
Net income	$10,838	$9,204
Basic net income per share	$.29	$.27
Diluted net income per share	$.29	$.26
Cash dividends declared per common share	$.14	$.05
Weighted Average Shares Outstanding:
Basic	36,092,269	33,593,687
Diluted	36,187,662	34,862,324

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31
	2016	2015
Net income	$10,838	$9,204
Other comprehensive income, net of tax:
Net change in unrealized gains	4,974	294
Amortization of net unrealized losses on securities transferred to held-to-maturity	1	—
Amounts reclassified for losses (gains) realized and included in earnings	205	(279)
Other comprehensive income, before income taxes	5,180	15
Income tax expense (benefit)	2,069	(6)
Other comprehensive income, net of income taxes	3,111	21
Comprehensive income	$13,949	$9,225

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095
Exercise of stock warrants	(5,666)	5,326	—	50	—	—	50
Share-based compensation	—	—	—	619	—	—	619
Restricted stock activity	—	608,950	6	(6)	—	—	—
Issuance of common stock	—	2,854,970	28	57,014	—	—	57,042
Other comprehensive income	—	—	—	—	—	21	21
Common stock dividends, $.05 per share	—	—	—	—	(1,785)	—	(1,785)
Net income	—	—	—	—	9,204	—	9,204
Balance, March 31, 2015	2,575,525	35,738,850	$357	$355,156	$169,792	$3,941	$529,246

Balance, December 31, 2015	172,745	37,077,848	$371	$358,671	$179,082	$(1,634)	$536,490
Share-based compensation	—	—	—	909	—	—	909
Repurchase of common stock	—	(23,274)	—	(427)	—	—	(427)
Restricted stock activity	—	(2,566)	—	131	(10)	—	121
Other comprehensive income	—	—	—	—	—	3,111	3,111
Common stock dividends, $.14 per share	—	—	—	—	(5,187)	—	(5,187)
Net income	—	—	—	—	10,838	—	10,838
Balance, March 31, 2016	172,745	37,052,008	$371	$359,284	$184,723	$1,477	$545,855

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31
	2016	2015
Cash Flows from Operating Activities
Net income	$10,838	$9,204
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,880	3,061
Provision for loan and lease losses	(134)	3,193
Accretion on acquisitions, net	(9,743)	(14,621)
Losses (gains) on sales of other real estate owned	153	(595)
Writedowns of other real estate owned	—	67
Net decrease in FDIC receivable for covered losses	—	4,270
Proceeds from sales of mortgage loans held-for-sale	115,321	117,056
Proceeds from sales of SBA loans	12,754	6,816
Originations of mortgage loans held-for-sale	(112,366)	(117,004)
Originations of SBA loans held-for-sale	(12,780)	(10,589)
Mortgage banking activities	(3,041)	(2,680)
Gains on sales of SBA loans	(1,209)	(680)
Net gains on sales of available-for-sale securities	(13)	(380)
Share-based compensation expense	909	619
Changes in fair value of SBA servicing rights	28	(227)
Changes in other assets and other liabilities, net	5,458	(1,643)
Net cash provided by (used in) operating activities	9,055	(4,133)
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(78,113)	(313,029)
Proceeds from sales and calls of investment securities available-for-sale	22,900	227,725
Proceeds from maturities and paydowns of investment securities available-for-sale	41,184	37,001
Purchase of investment securities held-to-maturity	(4,000)	—
Loan originations, repayments and resolutions, net	(87,318)	(63,135)
Purchases of loans	(1,300)	—
Net purchases of premises and equipment	(716)	(78)
Proceeds from sales of other real estate owned	236	4,321
Acquisition of Georgia-Carolina Bancshares	—	(10,958)
Net cash used in investing activities	(107,127)	(118,153)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	65,295	33,755
Net decrease in interest-bearing customer deposits	(21,659)	(65,157)
Repayment from other borrowed funds	(4)	—
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,324	(19,338)
Exercise of stock warrants	—	50
Restricted stock activity	121	—
Repurchase of common stock	(427)	—
Dividends paid to shareholders	(5,187)	(1,785)
Net cash provided by (used in) financing activities	39,463	(52,475)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31
	2016	2015
Net decrease in cash and cash equivalents	(58,609)	(174,761)
Cash and cash equivalents, beginning	175,362	481,158
Cash and cash equivalents, ending	$116,753	$306,397

Supplemental Disclosure of Noncash Investing and Financing Activities
Goodwill and fair value acquisition adjustments	$—	$19,904
Unrealized gains (losses) on securities and cash flow hedges, net of tax	3,111	21
Transfer of investment securities available-for-sale to held-to-maturity	56,595	—
Transfers of loans to other real estate owned	1,449	5,603
Acquisitions:
Assets acquired	$—	$526,687
Liabilities assumed	—	457,718
Net assets	—	68,969

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards
ASU 2015-16 — In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, the acquirer is required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill and is also required to revise comparative information for prior periods presented in the financial statements. The amendments in this ASU, require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. We adopted the amendments in this ASU effective January 1, 2016. The adoption of ASU No. 2015-16 did not have a material impact on our consolidated financial statements.

ASC Clarification — In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance were adopted effective January 1, 2016. The adoption of these amendments did not have a material effect on our consolidated financial statements.

ASU 2015-02 — In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. The amendments in the standard affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. We adopted the amendments in this ASU effective January 1, 2016. The adoption of ASU No. 2015-02 did not have a material impact on our consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
ASU 2016-09 — In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period exercise or vesting occurs. In the statement of cash flows, excess tax benefits should be classified with other income tax cash flows as an operating activity. Cash paid by an employer for tax withholding when directly withholding shares should be classified as a financing activity. An entity can make an entity-wide policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold for determining whether an award is classified as equity or a liability is raised to permit withholding up to the maximum statutory tax rate in the applicable jurisdiction. The amendment in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The Company is still reviewing the impact the adoption of this guidance will have on its consolidated financial statements.

ASU 2016-05 — In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and the amendments can be adopted either on a prospective basis or a modified retrospective basis. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

ASU 2016-02 — In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from the lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still reviewing the impact the adoption of this guidance will have on its consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-01 — In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is prohibited except for the presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk which may be early adopted. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

ASU 2015-14 and ASU 2014-09 — In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The ASU defers the effective date of previous ASU 2014-09 for all entities by one year. The accounting guidance is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and is not expected to have a significant impact on the Company's financial statements.

NOTE 3: ACQUISITIONS

Acquisition of Patriot Capital Corporation's Equipment Finance Group

On October 22, 2015, State Bank announced the purchase of the equipment financing origination platform of Patriot Capital Corporation. The acquisition was not material to the financial results of State Bank. Goodwill of $5.3 million and other intangibles of $2.1 million were recorded in the acquisition. None of the goodwill is deductible for income tax purposes.

Acquisition of Boyett Agency, LLC

On February 26, 2015, State Bank entered into an Asset Purchase Agreement with Boyett Agency, LLC an independent insurance agency, pursuant to which State Bank acquired substantially all of the assets of Boyett Agency, LLC. The acquisition was not material to the financial results of State Bank. Goodwill of $539,000 and other intangibles of $319,000 were recorded in the acquisition. None of the goodwill is deductible for income tax purposes.

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

The merger of Georgia-Carolina Bancshares was accounted for under the acquisition method of accounting, using pushdown accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Goodwill of $19.9 million was generated from the acquisition, none of which is deductible for income tax purposes.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by Georgia-Carolina Bancshares, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$20,873	$—		$20,873
Investment securities	130,218	999	(a)	131,217
Loans, net	293,814	590	(b)	294,404
Loans held-for-sale	34,956	—		34,956
Other real estate owned	4,428	2,042	(c)	6,470
Core deposit intangible	—	6,710	(d)	6,710
Premises and equipment, net	9,175	2,803	(e)	11,978
Bank-owned life insurance	15,414	—		15,414
Other assets	9,122	(4,457)	(f)	4,665
Total assets acquired	$518,000	$8,687		$526,687
Liabilities
Deposits:
Noninterest-bearing	$80,888	$—		$80,888
Interest-bearing	335,889	878	(g)	336,767
Total deposits	416,777	878		417,655
Securities sold under repurchase agreements	27,588	—		27,588
Other liabilities	11,823	652	(h)	12,475
Total liabilities assumed	456,188	1,530		457,718
Net identifiable assets acquired over liabilities assumed	$61,812	$7,157		$68,969
Goodwill	$—	$19,904		$19,904
Net assets acquired over liabilities assumed	$61,812	$27,061		$88,873
Consideration:
Company common shares issued	2,854,970
Purchase price per share of the Company's common stock	$19.98
Company common stock issued	57,042
Cash exchanged for shares	31,831
Fair value of total consideration transferred	$88,873

Explanation of fair value adjustments

(a)	Adjustment reflects the gain on certain securities immediately following close that was deemed to be a more accurate representation of fair value.
(b)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(e)	Adjustment reflects the fair value adjustment based on appraised values.
(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired deposits.
(h)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of other liabilities and to record certain liabilities directly attributable to the acquisition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with Georgia-Carolina Bancshares, Inc. (excluding the impact of merger-related expenses) from the acquisition date of January 1, 2015 through March 31, 2015 (dollars in thousands, except per share amounts). Merger-related costs of $72,000 are included in the Company's consolidated statements of income for the three months ended March 31, 2015 and are not included in the pro forma statement below.

Actual from acquisition date through March 31,
2015
Net interest income	$39,092
Net income	9,204

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

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	March 31, 2016				December 31, 2015
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$94,338	$476	$23	$94,791	$103,525	$63	$316	$103,272
States and political subdivisions	1,796	3	2	1,797	1,809	5	1	1,813
Residential mortgage-backed securities — nonagency	160,241	3,204	1,278	162,167	146,832	4,269	399	150,702
Residential mortgage-backed securities — agency	510,892	2,630	387	513,135	507,168	770	4,250	503,688
Asset-backed securities	—	—	—	—	46,570	3	328	46,245
Corporate securities	76,937	805	56	77,686	82,245	229	489	81,985
Total investment securities available-for-sale	$844,204	$7,118	$1,746	$849,576	$888,149	$5,339	$5,783	$887,705

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities classified as held-to-maturity are as follows (dollars in thousands):

	March 31, 2016				December 31, 2015
Investment Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$50,263	$17	$134	$50,146	$—	$—	$—	$—
Corporate securities	10,328	22	—	10,350	—	—	—	—
Total investment securities held-to-maturity	$60,591	$39	$134	$60,496	$—	$—	$—	$—

During the quarter ended March 31, 2016, the Company transferred the following investment securities from available-for-sale to held-to-maturity (dollars in thousands):

At Date of Transfer During the Quarter Ended
March 31, 2016
Book value	$56,767
Market value	56,595
Unrealized loss	$(172)

There were no transfers of investment securities from available-for-sale to held-to-maturity during the three months ended March 31, 2015.

The amortized cost and estimated fair value of debt securities by contractual maturities are summarized in the tables below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
March 31, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$—	$94,338	$—	$—	$94,338
States and political subdivisions	1,496	300	—	—	1,796
Residential mortgage-backed securities — nonagency	—	—	—	160,241	160,241
Residential mortgage-backed securities — agency	—	31,491	413,435	65,966	510,892
Corporate securities	2,518	72,873	—	1,546	76,937
Total debt securities available-for-sale	$4,014	$199,002	$413,435	$227,753	$844,204

Fair Value:
U.S. Government securities	$—	$94,791	$—	$—	$94,791
States and political subdivisions	1,494	303	—	—	1,797
Residential mortgage-backed securities — nonagency	—	—	—	162,167	162,167
Residential mortgage-backed securities — agency	—	31,856	414,963	66,316	513,135
Corporate securities	2,518	73,622	—	1,546	77,686
Total debt securities available-for-sale	$4,012	$200,572	$414,963	$230,029	$849,576

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
March 31, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$17,749	$32,514	$50,263
Corporate securities	—	—	10,328	—	10,328
Total debt securities held-to-maturity	$—	$—	$28,077	$32,514	$60,591

Fair Value:
Asset-backed securities	$—	$—	$17,704	$32,442	$50,146
Corporate securities	—	—	10,350	—	10,350
Total debt securities held-to-maturity	$—	$—	$28,054	$32,442	$60,496

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
U.S. Government securities	$4,977	$23	$—	$—	$4,977	$23
States and political subdivisions	1,494	2	—	—	1,494	2
Residential mortgage-backed securities — nonagency	52,711	889	19,559	389	72,270	1,278
Residential mortgage-backed securities — agency	63,733	107	52,382	280	116,115	387
Corporate securities	5,405	19	6,684	37	12,089	56
Total temporarily impaired securities	$128,320	$1,040	$78,625	$706	$206,945	$1,746

December 31, 2015
U.S. Government securities	$61,723	$316	$—	$—	$61,723	$316
States and political subdivisions	1,507	1	—	—	1,507	1
Residential mortgage-backed securities — nonagency	43,112	347	6,578	52	49,690	399
Residential mortgage-backed securities — agency	397,831	3,665	43,112	585	440,943	4,250
Asset-backed securities	41,333	328	—	—	41,333	328
Corporate securities	55,976	489	—	—	55,976	489
Total temporarily impaired securities	$601,482	$5,146	$49,690	$637	$651,172	$5,783

	Less than 12 Months		12 Months or More		Total
Investment Securities Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Asset-backed securities	$28,575	$134	$—	$—	$28,575	$134
Corporate securities	—	—	—	—	—	—
Total temporarily impaired securities	$28,575	$134	$—	$—	$28,575	$134

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2016, the Company held 70 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At March 31, 2016, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

Sales and calls of securities are summarized in the following tables for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Securities Available-For-Sale	2016	2015
Proceeds from sales and calls	$22,900	$227,725

Gross gains on sales and calls	$13	$499
Gross losses on sales and calls	—	(119)
Net realized gains on sales and calls	$13	$380

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $315.0 million and $424.8 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	March 31, 2016	December 31, 2015
Construction, land & land development	$479,858	$514,937
Other commercial real estate	829,903	776,310
Total commercial real estate	1,309,761	1,291,247
Residential real estate	267,020	273,677
Owner-occupied real estate	304,700	306,313
Commercial, financial & agricultural	247,355	196,779
Leases	93,490	71,539
Consumer	36,207	20,662
Total loans	2,258,533	2,160,217
Allowance for loan and lease losses	(30,345)	(29,075)
Total loans, net	$2,228,188	$2,131,142

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, which we define as loans not purchased in the acquisition of an institution or credit impaired portfolio, are summarized as follows (dollars in thousands):

Organic Loans	March 31, 2016	December 31, 2015
Construction, land & land development	$452,654	$482,087
Other commercial real estate	719,340	661,062
Total commercial real estate	1,171,994	1,143,149
Residential real estate	140,493	140,613
Owner-occupied real estate	222,347	219,636
Commercial, financial & agricultural	233,169	181,513
Leases	93,490	71,539
Consumer	33,847	17,882
Total organic loans (1)	1,895,340	1,774,332
Allowance for loan and lease losses	(22,626)	(21,224)
Total organic loans, net	$1,872,714	$1,753,108

(1) Includes net deferred loan fees that totaled approximately $5.8 million and $5.8 million at March 31, 2016 and December 31, 2015, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	March 31, 2016	December 31, 2015
Construction, land & land development	$13,959	$18,598
Other commercial real estate	70,444	74,506
Total commercial real estate	84,403	93,104
Residential real estate	65,948	69,053
Owner-occupied real estate	57,519	61,313
Commercial, financial & agricultural	13,315	14,216
Consumer	2,213	2,624
Total purchased non-credit impaired loans (1)	223,398	240,310
Allowance for loan and lease losses	(166)	(53)
Total purchased non-credit impaired loans, net	$223,232	$240,257

(1) Includes net discounts that totaled approximately $6.0 million and $6.4 million at March 31, 2016 and December 31, 2015, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	March 31, 2016	December 31, 2015
Construction, land & land development	$13,245	$14,252
Other commercial real estate	40,119	40,742
Total commercial real estate	53,364	54,994
Residential real estate	60,579	64,011
Owner-occupied real estate	24,834	25,364
Commercial, financial & agricultural	871	1,050
Consumer	147	156
Total purchased credit impaired loans	139,795	145,575
Allowance for loan and lease losses	(7,553)	(7,798)
Total purchased credit impaired loans, net	$132,242	$137,777

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Purchased Credit Impaired Loans	2016	2015
Balance, beginning of period	$137,777	$196,093
Accretion of fair value discounts	9,743	16,069
Fair value of acquired loans	1,300	1,960
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(16,823)	(33,521)
Change in the allowance for loan and lease losses on purchased credit impaired loans	245	(312)
Balance, end of period	$132,242	$180,289

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

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Changes in Accretable Discount	2016	2015
Balance, beginning of period	$86,100	$120,061
Additions from acquisitions	1,648	317
Accretion	(9,743)	(16,069)
Transfers to accretable discounts and exit events, net	7,823	5,945
Balance, end of period	$85,828	$110,254

The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on acquired loans.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2016				2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$21,224	$53	$7,798	$29,075	$18,392	$—	$10,246	$28,638
Charge-offs	(240)	(63)	(1,516)	(1,819)	(76)	(2)	(3,229)	(3,307)
Recoveries	96	33	3,094	3,223	38	—	924	962
Net (charge-offs) recoveries	(144)	(30)	1,578	1,404	(38)	(2)	(2,305)	(2,345)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	1,546	143	(1,823)	(134)	1,070	2	2,617	3,689
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—	(496)	(496)
Total provision for loan and lease losses charged to operations	1,546	143	(1,823)	(134)	1,070	2	2,121	3,193
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	496	496
Balance, end of period	$22,626	$166	$7,553	$30,345	$19,424	$—	$10,558	$29,982

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
March 31, 2016
Beginning balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224
Charge-offs	—	(28)	—	(87)	(110)	(15)	(240)
Recoveries	—	1	—	95	—	—	96
Provision	685	(59)	11	401	290	218	1,546
Ending balance	$14,292	$1,967	$1,931	$2,918	$1,045	$473	$22,626

Three Months Ended
March 31, 2015
Beginning balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392
Charge-offs	—	—	—	(68)	—	(8)	(76)
Recoveries	1	1	—	32	—	4	38
Provision	702	283	143	(156)	77	21	1,070
Ending balance	$13,837	$1,474	$2,071	$1,578	$339	$125	$19,424

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2016
Commercial real estate	$2,356	$11,936	$14,292	$7,654	$1,164,340	$1,171,994
Residential real estate	557	1,410	1,967	1,114	139,379	140,493
Owner-occupied real estate	123	1,808	1,931	246	222,101	222,347
Commercial, financial & agricultural	188	2,730	2,918	375	232,794	233,169
Leases	—	1,045	1,045	—	93,490	93,490
Consumer	13	460	473	27	33,820	33,847
Total organic loans	$3,237	$19,389	$22,626	$9,416	$1,885,924	$1,895,340

December 31, 2015
Commercial real estate	$189	$13,418	$13,607	$3,557	$1,139,592	$1,143,149
Residential real estate	394	1,659	2,053	788	139,825	140,613
Owner-occupied real estate	123	1,797	1,920	246	219,390	219,636
Commercial, financial & agricultural	235	2,274	2,509	469	181,044	181,513
Leases	—	865	865	—	71,539	71,539
Consumer	18	252	270	36	17,846	17,882
Total organic loans	$959	$20,265	$21,224	$5,096	$1,769,236	$1,774,332

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
March 31, 2016
Beginning balance	$—	$53	$—	$—	$—	$—	$53
Charge-offs	—	(62)	—	—	—	(1)	(63)
Recoveries	—	16	—	—	—	17	33
Provision	—	(7)	—	166	—	(16)	143
Ending balance	$—	$—	$—	$166	$—	$—	$166

Three Months Ended
March 31, 2015
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	—	—	—	—	—	—	—
Provision	—	—	—	—	—	2	2
Ending balance	$—	$—	$—	$—	$—	$—	$—

The following table presents the balance of purchased non-credit loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2016
Commercial real estate	$—	$—	$—	$—	$84,403	$84,403
Residential real estate	—	—	—	645	65,303	65,948
Owner-occupied real estate	—	—	—	215	57,304	57,519
Commercial, financial & agricultural	166	—	166	1,767	11,548	13,315
Leases	—	—	—	—	—	—
Consumer	—	—	—	1	2,212	2,213
Total purchased non-credit impaired loans	$166	$—	$166	$2,628	$220,770	$223,398

December 31, 2015
Commercial real estate	$—	$—	$—	$24	$93,080	$93,104
Residential real estate	53	—	53	776	68,277	69,053
Owner-occupied real estate	—	—	—	222	61,091	61,313
Commercial, financial & agricultural	—	—	—	830	13,386	14,216
Leases	—	—	—	—	—	—
Consumer	—	—	—	5	2,619	2,624
Total purchased non-credit impaired loans	$53	$—	$53	$1,857	$238,453	$240,310

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
March 31, 2016
Beginning balance	$3,388	$1,893	$2,449	$60	$8	$7,798
Charge-offs	(508)	(517)	(211)	(228)	(52)	(1,516)
Recoveries	2,209	394	207	231	53	3,094
Provision	(1,659)	(127)	(23)	(13)	(1)	(1,823)
Ending balance	$3,430	$1,643	$2,422	$50	$8	$7,553

Three Months Ended
March 31, 2015
Beginning balance	$5,461	$2,298	$1,916	$567	$4	$10,246
Charge-offs	(1,537)	(132)	(679)	(775)	(106)	(3,229)
Recoveries	478	129	47	196	74	924
Provision	415	276	1,327	563	36	2,617
Amount attributable to FDIC loss share agreements	(78)	(52)	(253)	(106)	(7)	(496)
Provision charged to income	337	224	1,074	457	29	2,121
Provision recorded through the FDIC loss share receivable	78	52	253	106	7	496
Ending balance	$4,817	$2,571	$2,611	$551	$8	$10,558

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2016
Commercial real estate	$1,640	$1,790	$3,430	$32,028	$21,336	$53,364
Residential real estate	813	830	1,643	3,022	57,557	60,579
Owner-occupied real estate	2,151	271	2,422	10,227	14,607	24,834
Commercial, financial & agricultural	2	48	50	285	586	871
Consumer	—	8	8	4	143	147
Total purchased credit impaired loans	$4,606	$2,947	$7,553	$45,566	$94,229	$139,795

December 31, 2015
Commercial real estate	$1,512	$1,876	$3,388	$26,981	$28,013	$54,994
Residential real estate	850	1,043	1,893	3,793	60,218	64,011
Owner-occupied real estate	2,213	236	2,449	9,937	15,427	25,364
Commercial, financial & agricultural	6	54	60	300	750	1,050
Consumer	—	8	8	6	150	156
Total purchased credit impaired loans	$4,581	$3,217	$7,798	$41,017	$104,558	$145,575

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and thus accretion income continues to be recognized on these assets. As such, the referenced purchased credit impaired loans are not considered nonperforming assets.

Impaired organic and purchased non-credit impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
Impaired Loans: Organic and Purchased Non-Credit Impaired
With no related allowance recorded:
Construction, land & land development	$4,610	$3,109	$—	$4,652	$3,203	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	4,610	3,109	—	4,652	3,203	—
Residential real estate	703	646	—	134	125	—
Owner-occupied real estate	208	215	—	213	222	—
Commercial, financial & agricultural	978	967	—	903	830	—
Consumer	1	1	—	8	5	—
Subtotal	6,500	4,938	—	5,910	4,385	—
With related allowance recorded:
Construction, land & land development	4,183	4,181	2,175	16	15	8
Other commercial real estate	395	363	181	395	363	181
Total commercial real estate	4,578	4,544	2,356	411	378	189
Residential real estate	1,181	1,114	557	1,506	1,439	447
Owner-occupied real estate	259	246	123	259	246	123
Commercial, financial & agricultural	1,215	1,175	354	489	469	235
Consumer	28	27	13	37	36	18
Subtotal	7,261	7,106	3,403	2,702	2,568	1,012
Total impaired loans	$13,761	$12,044	$3,403	$8,612	$6,953	$1,012

(1) Includes loans with SBA guaranteed balances of $2.0 million and $1.2 million at March 31, 2016 and December 31, 2015, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired organic and purchased non-credit impaired loans, for the periods presented (dollars in thousands):

	March 31, 2016		March 31, 2015
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$7,336	$—	$3,421	$41
Other commercial real estate	363	—	672	9
Total commercial real estate	7,699	—	4,093	50
Residential real estate	1,909	5	402	3
Owner-occupied real estate	447	1	186	—
Commercial, financial & agricultural	2,073	18	253	1
Consumer	41	—	22	—
Total impaired loans	$12,169	$24	$4,956	$54

(1) The average recorded investment for troubled debt restructurings was $4.0 million for the three months ended March 31, 2016 and was $3.4 million and for the three months ended March 31, 2015.
(2) The interest income recognized on troubled debt restructurings was $9,000 for the three months ended March 31, 2016, and was $41,000 for the three months ended March 31, 2015.

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans (1):	March 31, 2016	December 31, 2015
Construction, land & land development	$7,290	$3,218
Other commercial real estate	363	363
Total commercial real estate	7,653	3,581
Residential real estate	1,760	1,564
Owner-occupied real estate	461	468
Commercial, financial & agricultural	1,219	722
Consumer	28	41
Total nonaccrual loans	$11,121	$6,376

(1) Includes both organic and purchased non-credit impaired nonaccrual loans. Purchased non-credit impaired nonaccrual loans totaled $1.7 million at March 31, 2016 and $1.3 million at December 31, 2015.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
March 31, 2016
Construction, land & land development	$4,235	$14	$4,249	$448,405	$452,654	$—
Other commercial real estate	—	363	363	718,977	719,340	—
Total commercial real estate	4,235	377	4,612	1,167,382	1,171,994	—
Residential real estate	455	510	965	139,528	140,493	—
Owner-occupied real estate	2,676	246	2,922	219,425	222,347	—
Commercial, financial & agricultural	399	11	410	232,759	233,169	—
Leases	—	—	—	93,490	93,490	—
Consumer	42	12	54	33,793	33,847	—
Total organic loans	$7,807	$1,156	$8,963	$1,886,377	$1,895,340	$—

December 31, 2015
Construction, land & land development	$235	$—	$235	$481,852	$482,087	$—
Other commercial real estate	—	19	19	661,043	661,062	—
Total commercial real estate	235	19	254	1,142,895	1,143,149	—
Residential real estate	656	417	1,073	139,540	140,613	—
Owner-occupied real estate	127	—	127	219,509	219,636	—
Commercial, financial & agricultural	261	18	279	181,234	181,513	—
Leases	—	—	—	71,539	71,539	—
Consumer	56	20	76	17,806	17,882	—
Total organic loans	$1,335	$474	$1,809	$1,772,523	$1,774,332	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
March 31, 2016
Construction, land & land development	$—	$—	$—	$13,959	$13,959	$—
Other commercial real estate	—	—	—	70,444	70,444	—
Total commercial real estate	—	—	—	84,403	84,403	—
Residential real estate	60	606	666	65,282	65,948	—
Owner-occupied real estate	—	—	—	57,519	57,519	—
Commercial, financial & agricultural	2	—	2	13,313	13,315	—
Consumer	12	—	12	2,201	2,213	—
Total purchased non-credit impaired loans	$74	$606	$680	$222,718	$223,398	$—

December 31, 2015
Construction, land & land development	$17	$24	$41	$18,557	$18,598	$—
Other commercial real estate	—	—	—	74,506	74,506	—
Total commercial real estate	17	24	41	93,063	93,104	—
Residential real estate	846	38	884	68,169	69,053	—
Owner-occupied real estate	—	—	—	61,313	61,313	—
Commercial, financial & agricultural	—	—	—	14,216	14,216	—
Consumer	23	—	23	2,601	2,624	—
Total purchased non-credit impaired loans	$886	$62	$948	$239,362	$240,310	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2016
Construction, land & land development	$739	$2,107	$2,846	$10,399	$13,245
Other commercial real estate	1,033	6,165	7,198	32,921	40,119
Total commercial real estate	1,772	8,272	10,044	43,320	53,364
Residential real estate	2,337	3,920	6,257	54,322	60,579
Owner-occupied real estate	5,255	3,468	8,723	16,111	24,834
Commercial, financial & agricultural	—	—	—	871	871
Consumer	—	4	4	143	147
Total purchased credit impaired loans	$9,364	$15,664	$25,028	$114,767	$139,795

December 31, 2015
Construction, land & land development	$27	$3,154	$3,181	$11,071	$14,252
Other commercial real estate	857	5,510	6,367	34,375	40,742
Total commercial real estate	884	8,664	9,548	45,446	54,994
Residential real estate	2,724	6,453	9,177	54,834	64,011
Owner-occupied real estate	2,664	2,823	5,487	19,877	25,364
Commercial, financial & agricultural	—	9	9	1,041	1,050
Consumer	4	—	4	152	156
Total purchased credit impaired loans	$6,276	$17,949	$24,225	$121,350	$145,575

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2016
Construction, land & land development	$428,741	$15,771	$851	$7,291	$—	$452,654
Other commercial real estate	693,093	24,644	855	748	—	719,340
Total commercial real estate	1,121,834	40,415	1,706	8,039	—	1,171,994
Residential real estate	135,775	2,277	745	1,686	10	140,493
Owner-occupied real estate	199,681	18,287	4,110	269	—	222,347
Commercial, financial & agricultural	230,331	2,372	—	466	—	233,169
Leases	93,490	—	—	—	—	93,490
Consumer	33,677	111	—	57	2	33,847
Total organic loans	$1,814,788	$63,462	$6,561	$10,517	$12	$1,895,340

December 31, 2015
Construction, land & land development	$460,661	$15,124	$3,108	$3,194	$—	$482,087
Other commercial real estate	637,336	20,660	2,310	756	—	661,062
Total commercial real estate	1,097,997	35,784	5,418	3,950	—	1,143,149
Residential real estate	135,588	2,964	684	1,361	16	140,613
Owner-occupied real estate	204,528	13,932	906	270	—	219,636
Commercial, financial & agricultural	178,069	1,619	1,241	584	—	181,513
Leases	71,539	—	—	—	—	71,539
Consumer	17,590	219	—	71	2	17,882
Total organic loans	$1,705,311	$54,518	$8,249	$6,236	$18	$1,774,332

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2016
Construction, land & land development	$13,959	$—	$—	$—	$—	$13,959
Other commercial real estate	66,633	2,221	1,590	—	—	70,444
Total commercial real estate	80,592	2,221	1,590	—	—	84,403
Residential real estate	61,991	2,971	325	661	—	65,948
Owner-occupied real estate	49,282	7,702	—	535	—	57,519
Commercial, financial & agricultural	11,165	383	—	1,767	—	13,315
Consumer	2,204	8	—	1	—	2,213
Total purchased non-credit impaired loans	$205,234	$13,285	$1,915	$2,964	$—	$223,398

December 31, 2015
Construction, land & land development	$18,347	$227	$—	$24	$—	$18,598
Other commercial real estate	68,462	4,454	1,590	—	—	74,506
Total commercial real estate	86,809	4,681	1,590	24	—	93,104
Residential real estate	64,709	3,240	329	775	—	69,053
Owner-occupied real estate	52,323	8,436	—	554	—	61,313
Commercial, financial & agricultural	12,935	451	—	830	—	14,216
Consumer	2,609	10	—	5	—	2,624
Total purchased non-credit impaired loans	$219,385	$16,818	$1,919	$2,188	$—	$240,310

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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2016
Construction, land & land development	$3,981	$1,927	$765	$6,572	$—	$13,245
Other commercial real estate	10,598	13,847	3,402	12,272	—	40,119
Total commercial real estate	14,579	15,774	4,167	18,844	—	53,364
Residential real estate	34,494	8,742	4,447	11,726	1,170	60,579
Owner-occupied real estate	8,187	4,121	957	11,569	—	24,834
Commercial, financial & agricultural	214	354	130	173	—	871
Consumer	78	49	1	19	—	147
Total purchased credit impaired loans	$57,552	$29,040	$9,702	$42,331	$1,170	$139,795

December 31, 2015
Construction, land & land development	$3,915	$1,961	$722	$7,023	$631	$14,252
Other commercial real estate	10,716	14,960	3,576	10,727	763	40,742
Total commercial real estate	14,631	16,921	4,298	17,750	1,394	54,994
Residential real estate	34,618	8,707	4,008	12,438	4,240	64,011
Owner-occupied real estate	8,657	3,793	1,244	11,319	351	25,364
Commercial, financial & agricultural	328	392	131	192	7	1,050
Consumer	91	48	1	16	—	156
Total purchased credit impaired loans	$58,325	$29,861	$9,682	$41,715	$5,992	$145,575

Troubled Debt Restructurings (TDRs)

Total organic and purchased non-credit impaired troubled debt restructurings (TDRs) were $4.0 million and $3.8 million at March 31, 2016 and December 31, 2015, respectively, with no related allowance for loans losses for the same periods. At March 31, 2016 and December 31, 2015 there was one commitment totaling $335,000 and $620,000, respectively, to extend credit to a borrower with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

During the three months ended March 31, 2016 and 2015, there were no organic or PNCI loans modified under the terms of a TDR. During the three months ended March 31, 2016 and 2015, there were no organic or PNCI TDRs that subsequently defaulted within twelve months of their modification dates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: OTHER REAL ESTATE OWNED (OREO)

The following table presents other real estate owned ("OREO") by property type at the dates indicated (dollars in thousands):

Other real estate owned	March 31, 2016	December 31, 2015
Construction, land development, and other land	$2,447	$2,115
Commercial and farmland real estate	7,512	7,098
Residential real estate	1,631	1,317
Total other real estate owned	$11,590	$10,530

The following table presents OREO by type of loan foreclosure or banking premises transferred into OREO at the dates indicated (dollars in thousands):

Other real estate owned	March 31, 2016	December 31, 2015
Organic OREO	$33	$33
Purchased Non-Credit Impaired OREO	22	—
Purchased Credit Impaired OREO	11,535	10,497
Total other real estate owned	$11,590	$10,530

At March 31, 2016, consumer mortgage loans secured by residential real estate properties totaling $276,000 were in formal foreclosure proceedings.

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three months ended March 31, 2016 and March 31, 2015, the Company sold SBA loans with unpaid principal balances totaling $11.5 million and $6.1 million, and recognized $1.2 million and $680,000 in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $277,000 and $198,000, for the three months ended March 31, 2016 and March 31, 2015, respectively. At March 31, 2016 and December 31, 2015, the Company serviced SBA loans with unpaid principal balances totaling $119.6 million and $106.8 million, respectively.

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
SBA Servicing Rights	2016	2015
Balance, beginning of period	$2,626	$1,516
Additions	284	159
Fair value adjustments	(28)	227
Balance, end of period	$2,882	$1,902

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	March 31, 2016	December 31, 2015
Fair value	$2,882	$2,626
Weighted average discount rate	12.0%	12.1%
Decline in fair value due to a 100 basis point adverse change	$(105)	$(95)
Decline in fair value due to a 200 basis point adverse change	(203)	(183)
Prepayment speed	7.6%	7.6%
Decline in fair value due to a 10% adverse change	$(88)	$(79)
Decline in fair value due to a 20% adverse change	(172)	(153)
Weighted average remaining life (years)	7.2	7.2

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

Information about the SBA loans serviced by the Company at and for the period presented is as follows (dollars in thousands):

	March 31, 2016
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Three Months Ended March 31, 2016
Serviced for others	$119,608	$—	$—	$—
Held-for-sale	7,365	—	—	—
Held-for-investment	135,683	7,949	3,263	35
Total SBA loans serviced	$262,656	$7,949	$3,263	$35

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to purchased credit impaired loans and acquired other real estate owned previously covered under loss share agreements with the FDIC for the period presented (dollars in thousands):

Three Months Ended
March 31
2015
Balance, beginning of period	$22,320
Provision for loan and lease losses attributable to FDIC for loss share agreements	496
Net recoveries	(4,730)
Amortization	(1,448)
External expenses qualifying under loss share agreements	460
Balance, end of period	$17,098

NOTE 10: DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

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

Interest Rate Swaps and Caps Fair Values

The table below presents the fair values of the Company's interest rate swaps and caps at the dates presented (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$369	$1,262	$4,077	$1,496

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$—	$—	$288	$174

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps and Caps Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At March 31, 2016, the Company had 99 interest rate swaps with an aggregate notional amount of $173.0 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2016	2015
Amount of loss gain recognized in income on derivatives	Noninterest income	$(2,902)	$(1,671)
Amount of gain recognized in income on hedged items	Noninterest income	2,707	1,457
Total net loss recognized in income on fair value hedge ineffectiveness		$(195)	$(214)

During the three months ended March 31, 2016 and 2015, the Company recognized a net loss of $195,000 and $214,000, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $472,000 and $583,000 for the three months ended March 31, 2016 and March 31, 2015, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net losses of $48,000 in interest income for the three months ended March 31, 2016 and net losses of $413,000 for the three months ended March 31, 2015 related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended March 31, 2016 and 2015.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $1.4 million is expected to be reclassified as a decrease to net interest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2016	2015
Amount of loss recognized in AOCI on derivatives (effective portion)	OCI	$(682)	$(1,300)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	218	101
Total loss recognized in consolidated statements of comprehensive income		$(464)	$(1,199)

Interest Rate Swaps Not Designated as Hedging Instruments

Interest Rate Swaps

At March 31, 2016, the Company had two interest rate swaps with an aggregate notional amount of $6.8 million not designated as fair value hedges associated with the Company's fixed rate loan program. At March 31, 2016, the fair value of the interest rate swaps liability not designated as hedging instruments was $288,000. The net loss recorded in the income statement for the interest rate swaps not designated as hedging instruments was $155,000 and $64,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At March 31, 2016, the termination value of derivatives in a net liability position under these agreements was $4.2 million, for which the Company posted $2.3 million in cash collateral. Although the Company did not breach any provisions at March 31, 2016, if a breach had occurred, the maximum amount of additional collateral the Company would have been required to post to counterparties was $1.9 million.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Derivatives Not Designated as Hedging Instruments

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities", respectively, on the consolidated statements of financial condition. At March 31, 2016 and December 31, 2015, the fair value of mortgage derivative assets was $1.4 million and $869,000 and the fair value of mortgage derivative liabilities was $834,000 and $505,000, respectively. At March 31, 2016 and December 31, 2015, the Company had approximately $74.6 million and $47.3 million of interest rate lock commitments and $107.7 million and $85.9 million of forward commitments for the future delivery of residential mortgage loans, respectively. The net gain related to interest rate lock commitments was $571,000 and $690,000 for the three months ended March 31, 2016 and 2015, respectively. The net loss for forward commitments related to these mortgage loans was $342,000 and $326,000 for the three months ended March 31, 2016 and 2015, respectively.

The table below presents the effect of the Company's mortgage derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2016	2015
Amount of gain recognized in income on interest rate lock commitments	Noninterest income	$571	$690
Amount of loss recognized in income on forward commitments	Noninterest income	(342)	(326)
Total gain recognized in income on derivatives not designated as hedging instruments		$229	$364

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
March 31, 2016
Offsetting Assets
Interest rate swaps and caps	$369	$—	$369	$(369)	$—	$—
Offsetting Liabilities
Interest rate swaps and caps	$4,365	$—	$4,365	$(369)	$(2,330)	$1,666
Repurchase agreements	33,503	—	33,503	—	(33,503)	—
Total liabilities	$37,868	$—	$37,868	$(369)	$(35,833)	$1,666

December 31, 2015
Offsetting Assets
Interest rate swaps and caps	$1,262	$—	$1,262	$(883)	$(150)	$229
Offsetting Liabilities
Interest rate swaps and caps	$1,670	$—	$1,670	$(883)	$(269)	$518
Repurchase agreements	32,179	—	32,179	—	(32,179)	—
Total liabilities	$33,849	$—	$33,849	$(883)	$(32,448)	$518

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

At March 31, 2016 and December 31, 2015, securities sold under repurchase agreements were $33.5 million and $32.2 million, respectively, all of which mature on an overnight and continuous basis. At both March 31, 2016 and December 31, 2015, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

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

Beginning on January 1, 2016, the Company and its subsidiary bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2016 is common equity equal to .625% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at both March 31, 2016 and December 31, 2015 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%
Total Capital	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At March 31, 2016 and December 31, 2015, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016			December 31, 2015
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$498,323	17.09%	$131,192	$493,294	17.71%	$125,372
Tier 1 Capital	498,323	17.09%	174,923	493,294	17.71%	167,162
Total Capital	528,668	18.13%	233,231	522,369	18.75%	222,883
Tier 1 Leverage	498,323	14.59%	136,649	493,294	14.48%	136,315

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	March 31, 2016				December 31, 2015
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
CET1 Capital	$437,825	15.08%	$130,610	$188,659	$427,526	15.42%	$124,773	$180,227
Tier 1 Capital	437,825	15.08%	174,146	232,195	427,526	15.42%	166,364	221,818
Total Capital	468,170	16.13%	232,195	290,244	456,601	16.47%	221,818	277,273
Tier 1 Leverage	437,825	12.86%	136,234	170,293	427,526	12.62%	135,507	169,383

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC on March 14, 2014. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at March 31, 2016.

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At March 31, 2016, State Bank had capacity to pay $17.0 million in dividends to the Company without prior regulatory approval.

At March 31, 2016, the Company had $49.6 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

A summary of the Company's commitments is as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit:
Fixed	$26,501	$28,744
Variable	534,082	502,538
Letters of credit:
Fixed	2,762	1,907
Variable	4,276	4,925
Total commitments	$567,621	$538,114

The fixed rate loan commitments have maturities ranging from one month to ten years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company maintains a recourse liability for mortgage loans sold to investors. At March 31, 2016, the recourse liability was $381,000.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the three months ended March 31, 2016 and the year ended December 31, 2015, there were no transfers between levels.

Fair Value Option

ASC 820 allows companies to report selected financial assets and liabilities at fair value using the fair value option. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. The Company made the election to record mortgage loans held-for-sale at fair value under the fair value option, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting.

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities Available-for-Sale

At March 31, 2016, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at March 31, 2016.

At March 31, 2016, the aggregate fair value of the mortgage loans held-for-sale was $47.9 million and the contractual balance including accrued interest was $46.4 million, with a fair value mark totaling $1.4 million. The gain recognized for the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income, was $455,000 for the three months ended March 31, 2016.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$94,791	$—	$94,791
States and political subdivisions	—	1,797	—	1,797
Residential mortgage-backed securities — nonagency	—	162,167	—	162,167
Residential mortgage-backed securities — agency	—	513,135	—	513,135
Corporate securities	—	77,686	—	77,686
Mortgage loans held-for-sale	—	47,854	—	47,854
Mortgage derivatives	—	77	1,350	1,427
Interest rate swaps and caps	—	369	—	369
SBA servicing rights	—	—	2,882	2,882
Total recurring assets at fair value	$—	$897,876	$4,232	$902,108

Liabilities:
Interest rate swaps and caps	$—	$4,365	$—	$4,365
Mortgage derivatives	—	199	635	834
Total recurring liabilities at fair value	$—	$4,564	$635	$5,199

December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$103,272	$—	$103,272
States and political subdivisions	—	1,813	—	1,813
Residential mortgage-backed securities — nonagency	—	150,702	—	150,702
Residential mortgage-backed securities — agency	—	503,688	—	503,688
Asset-backed securities	—	46,245	—	46,245
Corporate securities	—	81,985	—	81,985
Mortgage loans held for sale	—	48,803	—	48,803
Mortgage derivatives	—	218	651	869
Interest rate swaps and caps	—	1,262	—	1,262
SBA servicing rights	—	—	2,626	2,626
Total recurring assets at fair value	$—	$937,988	$3,277	$941,265

Liabilities:
Derivative financial instruments	$—	$1,670	$—	$1,670
Mortgage derivatives	—	144	361	505
Total recurring liabilities at fair value	$—	$1,814	$361	$2,175

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2016
Mortgage Derivatives	Other Assets	Other Liabilities
Balance, beginning of period	$651	$361
Acquired	—	—
Issuances (1)	1,051	627
Settlements and closed loans (1)	(352)	(353)
Balance, end of period	$1,350	$635

	Three Months Ended March 31
	2015
Mortgage Derivatives	Other Assets	Other Liabilities
Balance, beginning of period	$—	$—
Acquired	272	135
Issuances (1)	785	351
Settlements and closed loans (1)	(131)	(131)
Balance, end of period	$926	$355

(1) Total gain on the change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was $425,000 and $434,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2016
Impaired loans	$—	$—	$8,641	$8,641
Total nonrecurring assets at fair value	$—	$—	$8,641	$8,641

December 31, 2015
Impaired loans	$—	$—	$5,941	$5,941
Total nonrecurring assets at fair value	$—	$—	$5,941	$5,941

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $12.0 million and $7.0 million with respective valuation allowances of $3.4 million and $1.0 million at March 31, 2016 and December 31, 2015, respectively.

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

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2016
Other real estate owned	$—	$—	$13,998	$13,998

December 31, 2015
Other real estate owned	$—	$—	$12,110	$12,110

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
Other real estate owned:
Other real estate owned at fair value	$13,998	$12,110
Estimated selling costs and other adjustments	(2,408)	(1,580)
Other real estate owned	$11,590	$10,530

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

March 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$2,882	Discounted cash flows	Discount rate	9% - 18% (12%)
			Prepayment speed	4% - 11% (8%)
Mortgage derivatives - asset	$1,350	Pricing model	Pull-through rate	83%
Mortgage derivatives - liability	$635	Pricing model	Pull-through rate	83%
Impaired loans - collateral dependent	$8,641	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (30%)
Other real estate owned	$13,998	Third party appraisal	Management discount for property type and recent market volatility	0% - 68% (16%)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$2,626	Discounted cash flows	Discount rate	9% - 17% (12%)
			Prepayment speed	4% - 10% (8%)
Mortgage derivatives - asset	$651	Pricing model	Pull-through rate	81%
Mortgage derivatives - liability	$361	Pricing model	Pull-through rate	81%
Impaired loans - collateral dependent	$5,941	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (15%)
Other real estate owned	$12,110	Third party appraisal	Management discount for property type and recent market volatility	0% - 75% (33%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The Company has determined the estimated fair value amounts using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at March 31, 2016 and December 31, 2015.

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$116,753	$116,753	$175,362	$175,362
Investment securities available-for-sale	Level 2	849,576	849,576	887,705	887,705
Investment securities held-to-maturity	Level 2	60,591	60,496	—	—
Loans held-for-sale	Level 2	55,219	55,991	54,933	55,513
Loans, net	Level 3	2,228,188	2,256,815	2,131,142	2,140,985
Other real estate owned	Level 3	11,590	13,998	10,530	12,110
Interest rate swaps and caps	Level 2	369	369	1,262	1,262
Mortgage derivatives	Levels 2 & 3	1,427	1,427	869	869
SBA servicing rights	Level 3	2,882	2,882	2,626	2,626
Accrued interest receivable	Level 2	8,374	8,374	8,382	8,382
Federal Home Loan Bank stock	Level 3	3,110	3,110	3,058	3,058

Liabilities:
Deposits	Level 2	$2,905,598	$2,905,194	$2,861,962	$2,860,866
Securities sold under repurchase agreements	Level 2	33,503	33,503	32,179	32,179
Notes payable	Level 2	1,808	1,808	1,812	1,812
Interest rate swaps and caps	Level 2	4,365	4,365	1,670	1,670
Mortgage derivatives	Levels 2 & 3	834	834	505	505
Accrued interest payable	Level 2	1,137	1,137	1,106	1,106

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Credit Impaired Loans

Purchased credit impaired loans are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and an accretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases to the expected cash flows results in a reversal of the provision for loan and lease losses to the extent of prior changes or a reclassification of the difference from the nonaccretable to accretable discount with a positive impact on the accretable discount.

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

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended
	March 31
	2016	2015
Numerator:
Net income per consolidated statements of income	$10,838	$9,204
Net income allocated to participating securities	(285)	(209)
Net income allocated to common stock	$10,553	$8,995

Basic earnings per share computation:
Net income allocated to common stock	$10,553	$8,995
Weighted average common shares outstanding, including shares considered participating securities	37,065,427	34,373,665
Less: Average participating securities	(973,158)	(779,978)
Weighted average shares	36,092,269	33,593,687
Basic earnings per share	$.29	$.27

Diluted earnings per share computation:
Net income allocated to common stock	$10,553	$8,995
Weighted average common shares outstanding for basic earnings per share	36,092,269	33,593,687
Weighted average dilutive grants	95,393	1,268,637
Weighted average shares and dilutive potential common shares	36,187,662	34,862,324
Diluted earnings per share	$.29	$.26

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

The Company evaluated the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded the error was immaterial to all prior periods impacted. While the adjustments were immaterial, the Company has elected to revise its previously reported diluted earnings per share. Earnings per share increased $.01 on a diluted basis for the three months ended March 31, 2015.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, or AOCI, is reported as a component of shareholders' equity. AOCI can include, among other items, unrealized holding gains and losses on investment securities available-for-sale, unrealized gains and losses on investment securities available-for-sale transferred to held-to-maturity, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Unrealized holding gains and losses on securities transferred to held-to-maturity are amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization/accretion of the net premium/discount created in the transfer. The components of AOCI are reported net of related tax effects.

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
March 31, 2016
Balance, beginning of period	$(272)	$—	$(1,362)	$(1,634)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	5,656	—	(682)	4,974
Amounts reclassified for net (gains) losses realized and included in earnings	(13)	—	218	205
Transfer of net unrealized losses from available-for-sale to held-to-maturity	172	(172)	—	—
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	1	—	1
Income tax expense (benefit)	2,249	—	(180)	2,069
Balance, end of period	$3,294	$(171)	$(1,646)	$1,477

March 31, 2015
Balance, beginning of period	$4,210	$—	$(290)	$3,920
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	1,594	—	(1,300)	294
Amounts reclassified for net (gains) losses realized and included in earnings	(380)	—	101	(279)
Income tax expense (benefit)	458	—	(464)	(6)
Balance, end of period	$4,966	$—	$(1,025)	$3,941

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended
	March 31
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2016	2015
Investment securities available-for-sale
Gain on sale of investment securities	$13	$(380)
Income tax expense	(5)	147
Net income	$8	$(233)

Cash flow hedges (effective portion)
Interest expense on deposits	$(218)	$101
Income tax benefit	84	(39)
Net income	$(134)	$62

NOTE 17: SUBSEQUENT EVENTS

On April 5, 2016, the Company entered into an agreement and plan of merger (the "merger agreement") to acquire NBG Bancorp, Inc. and its wholly-owned subsidiary, The National Bank of Georgia ("NBG"). Upon the closing of the transaction, NBG Bancorp, Inc. will merge into State Bank Financial Corporation, immediately followed by the merger of NBG into State Bank.
At March 31, 2016, NBG had total assets of approximately $407 million, total loans of approximately $330 million, and total deposits of approximately $314 million. NBG, founded in 2000, is headquartered in Athens, Georgia and operates one additional banking office in Gainesville, Georgia and a mortgage office in Athens.
The merger agreement was unanimously approved by the Boards of Directors of both companies and the merger is anticipated to close in the third quarter of 2016. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval by the shareholders of NBG Bancorp, Inc.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at March 31, 2016 as compared to December 31, 2015 and our results of operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2015 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company ("State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia, and which initially operated as a small community bank with two branch offices located in Dooly County, Georgia. Between July 24, 2009 and March 31, 2016, we successfully completed 14 bank acquisitions totaling $4.6 billion in assets and $4.1 billion in deposits.

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank. During the year ended December 31, 2015, we operated through two subsidiary banks, State Bank and First Bank of Georgia, a Georgia state-chartered bank. First Bank of Georgia was merged with and into State Bank on July 24, 2015. Accordingly, if the discussion relates to a period following our acquisition of First Bank of Georgia on January 1, 2015 but before First Bank of Georgia was merged with and into State Bank on July 24, 2015, the terms “we," "us," and "our" refer to State Bank Financial Corporation, State Bank and First Bank of Georgia.

As a result of our acquisitions, we were transformed from a small community bank in Pinehurst, Georgia to a much larger commercial bank. We are now operating 26 branches throughout middle Georgia, metropolitan Atlanta and Augusta, Georgia. We also operate seven mortgage origination offices. At March 31, 2016, our total assets were $3.5 billion, our total loans receivable were $2.3 billion, our total deposits were $2.9 billion and our total shareholders' equity was $545.9 million.

During the second quarter of 2015, we entered into an agreement with the FDIC to terminate our loss share agreements for all 12 of our FDIC-assisted acquisitions, resulting in a one-time after-tax charge of approximately $8.9 million, or $14.5 million pre-tax. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions and the settlement of historic loss share expense reimbursement claims, were eliminated under the early termination agreement. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share agreements will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses. We recognized approximately $2.3 million in loan recovery income and gain on sales of OREO for the three months ended March 31, 2016 which we would have owed to the FDIC under the loss share agreements. Offsetting the income and gains are loan collection costs the FDIC would have reimbursed to us under our loss share agreements totaling approximately $202,000 for the three months ended March 31, 2016.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended March 31, 2016:

•	Net income for the quarter ended March 31, 2016 was $10.8 million, or $.29 per diluted share, compared to net income of $9.2 million, or $.26 per diluted share, for the quarter ended March 31, 2015.

•
Operating income, which is net income exclusive of charges associated with loss share termination, severance and merger-related expenses, net of tax benefits, was $10.8 million for the quarter ended March 31, 2016, compared to $9.5 million for the quarter ended March 31, 2015.

•
Noninterest income was $9.4 million for the quarter ended March 31, 2016 compared to $8.8 million for the quarter ended March 31, 2015, an increase of $589,000, or 6.7%. The increase is primarily a result of no amortization of the

FDIC receivable for loss share agreements compared to $1.4 million in amortization expense for the quarter ended March 31, 2015. Also contributing to the increase was higher mortgage banking and SBA income as a result of increased production volumes, as well as higher payroll fee income, partially offset by a decrease of $1.6 million in prepayment fees as compared to the quarter ended March 31, 2015.

•
Our net interest income on a taxable equivalent basis was $36.8 million for the quarter ended March 31, 2016, a decrease of $2.4 million, or 6.1%, from the quarter ended March 31, 2015. Our interest income decreased $2.3 million for the quarter ended March 31, 2016 as a $6.3 million decline in accretion income on loans was partially offset by a $3.0 million increase in loan interest income and a $1.0 million increase in investment interest income.

•
We experienced strong loan growth during the quarter ended March 31, 2016. At March 31, 2016, total organic and purchased non-credit impaired loans were $2.1 billion, an increase of $104.1 million, or 5.2%, from December 31, 2015.

•
The accretable discount on purchased credit impaired loans, which represents the excess cash flows expected at acquisition over the estimated fair value of the loans, decreased $24.4 million to $85.8 million for the quarter ended March 31, 2016, compared to $110.3 million for the quarter ended March 31, 2015. The decrease is primarily a result of $43.5 million in accretion income recognized on purchased credit impaired loans, offset by additions from acquisitions of $1.6 million and transfers from nonaccretable to accretable discount of $17.4 million.

•	Asset quality remained strong at March 31, 2016 with a ratio of nonperforming assets to total loans plus other real estate owned of 1.04% and a ratio of nonperforming loans to total loans of .53%.

•	The average cost of funds remained low at 29 basis points for the quarter ended March 31, 2016, unchanged from the same period in 2015.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 14.59%, CET1 and Tier 1 risk-based capital ratios of 17.09%, and a Total risk-based capital ratio of 18.13% at March 31, 2016.

•	During the first quarter of 2016, we declared and paid a cash dividend of $0.14 per common share to our shareholders.
Recent Developments
Proposed Acquisition of NBG Bancorp, Inc. and The National Bank of Georgia
On April 5, 2016, the Company entered into an agreement and plan of merger (the "merger agreement") to acquire NBG Bancorp, Inc. and its wholly-owned subsidiary, The National Bank of Georgia ("NBG"). Upon the closing of the transaction, NBG Bancorp, Inc. will merge into State Bank Financial Corporation, immediately followed by the merger of NBG into State Bank.
At March 31, 2016, NBG had total assets of approximately $407 million, total loans of approximately $330 million, and total deposits of approximately $314 million. NBG, founded in 2000, is headquartered in Athens, Georgia and operates one additional banking office in Gainesville, Georgia and a mortgage office in Athens.
The merger agreement was unanimously approved by the Boards of Directors of both companies and the merger is anticipated to close in the third quarter of 2016. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval by the shareholders of NBG Bancorp, Inc.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2015 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Financial Summary

The following table provides unaudited selected financial data at and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2, including Table 2 below, "Non-GAAP Performance Measures Reconciliation".

Table 1 - Financial Highlights Selected Financial Information
	2016	2015
(dollars in thousands, except per share amounts; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

SELECTED RESULTS OF OPERATIONS
Interest income on invested funds	$4,675	$4,142	$4,054	$4,037	$3,629
Accretion income on loans	9,743	14,240	11,156	8,365	16,069
Interest income on loans	24,507	24,392	24,397	23,174	21,498
Total interest income (1)	38,925	42,774	39,607	35,576	41,196
Interest expense	2,113	1,994	1,977	1,972	1,979
Net interest income (1)	36,812	40,780	37,630	33,604	39,217
Provision for loan and lease losses	(134)	494	(265)	64	3,193
Adjusted amortization of FDIC receivable for loss share agreements (1)(2)	—	—	—	(492)	(1,448)
Other noninterest income (3)	9,391	8,128	8,894	9,319	10,250
Total operating noninterest income (1)(2)	9,391	8,128	8,894	8,827	8,802
Operating noninterest expense (1)(4)	28,898	29,562	28,687	30,038	29,585
Operating income before taxes (1)(2)(4)	17,439	18,852	18,102	12,329	15,241
Operating income tax expense (1) (2)(4)	6,601	6,731	6,696	4,620	5,729
Operating income (1)(2)(4)	10,838	12,121	11,406	7,709	9,512
Loss share termination, net of tax benefit	—	—	—	(8,921)	—
Severance costs, net of tax benefit	—	—	(1,847)	(272)	(224)
Merger-related expenses, net of tax benefit	—	—	(440)	(537)	(84)
Net income (loss)	$10,838	$12,121	$9,119	$(2,021)	$9,204

COMMON SHARE DATA
Basic net income per share	$.29	$.33	$.26	$(.06)	$.27
Diluted net income per share	.29	.33	.25	(.06)	.26
Basic operating income per share (1)	.29	.33	.32	.22	.28
Basic diluted operating income per share (1)	.29	.33	.31	.21	.27
Cash dividends declared per share	.14	.14	.07	.06	.05
Book value per share	14.73	14.47	14.88	14.62	14.81
Tangible book value per share (1)	13.49	13.22	13.78	13.51	13.70
Dividend payout ratio	48.28%	42.42%	28.00%	(100.00)%	19.23%

COMMON SHARES OUTSTANDING
Common stock	37,052,008	37,077,848	35,753,855	35,763,791	35,738,850
Weighted average shares outstanding:
Basic	36,092,269	35,208,607	34,687,354	34,654,689	33,593,687
Diluted (5)	36,187,662	36,140,474	36,003,068	34,654,689	34,862,324

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (6)	$2,250,518	$2,203,993	$2,136,746	$2,099,798	$1,986,008
Assets	3,476,646	3,455,342	3,344,023	3,316,424	3,323,713
Deposits	2,854,514	2,842,788	2,766,314	2,746,818	2,716,084
Equity	542,444	534,702	529,498	525,259	525,268
Tangible equity	496,287	491,346	489,757	485,337	485,087

Table 1 - Financial Highlights Selected Financial Information
	2016	2015
(dollars in thousands, except per share amounts; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SELECTED ACTUAL BALANCES
Total assets	$3,532,971	$3,470,067	$3,388,673	$3,300,308	$3,351,908
Investment securities	910,167	887,705	831,548	815,277	819,609
Organic loans	1,895,340	1,774,332	1,694,949	1,524,286	1,433,468
Purchased non-credit impaired loans	223,398	240,310	285,419	340,539	375,874
Purchased credit impaired loans	139,795	145,575	159,323	177,361	190,847
Allowance for loan and lease losses	(30,345)	(29,075)	(28,930)	(29,569)	(29,982)
Interest-earning assets	3,326,274	3,266,042	3,184,739	3,101,341	3,150,980
Total deposits	2,905,598	2,861,962	2,795,188	2,736,285	2,777,935
Interest-bearing liabilities	2,049,398	2,069,737	1,979,675	1,988,697	2,097,016
Noninterest-bearing liabilities	937,718	863,840	876,837	788,627	725,646
Shareholders' equity	545,855	536,490	532,161	522,984	529,246

PERFORMANCE RATIOS
Operating return on average assets (1)(2)(4)(7)	1.25%	1.39%	1.35%	.93%	1.16%
Operating return on average equity (1)(2)(4)(7)	8.04	8.99	8.55	5.89	7.34
Return on average assets (8)	1.25	1.39	1.08	(.24)	1.12
Return on average equity (8)	8.04	8.99	6.83	(1.54)	7.11
Cost of funds	.29	.28	.28	.29	.29
Net interest margin (9)	4.53	4.99	4.73	4.33	5.11
Net interest margin excluding accretion income (10)	3.48	3.40	3.52	3.45	3.22
Interest rate spread (9)	4.37	4.84	4.58	4.19	4.99
Operating efficiency ratio (1)	62.55	60.44	61.66	70.79	61.61

CAPITAL RATIOS
Average tangible equity to average tangible assets (1)	14.47%	14.40%	14.82%	14.81%	14.77%
Leverage ratio	14.59	14.48	14.93	14.92	15.00
CET1 risk-based capital ratio	17.09	17.71	18.20	19.12	19.51
Tier 1 risk-based capital ratio	17.09	17.71	18.20	19.12	19.51
Total risk-based capital ratio	18.13	18.75	19.28	20.28	20.70

ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.03%	(.02)%	.01%	.01%	.01%
Nonperforming loans to total loans	.50	.29	.30	.33	.33
Nonperforming assets to loans + ORE	.50	.29	.33	.34	.33
Past due loans to total loans	.47	.10	.08	.08	.11
Allowance for loan and lease losses to loans	1.19	1.20	1.19	1.29	1.36

(1) Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2, "Non-GAAP Performance Measures Reconciliation" for further information.
(2) Excludes the one-time loss share expense termination charge of $14.5 million, net of income tax benefit of $5.6 million, in the second quarter of 2015.
(3) Includes all line items of noninterest income other than amortization of FDIC receivable for loss share agreements.
(4) Excludes severance costs and merger-related expenses.
(5) Since the Company had a net loss for the three month period ended June 30, 2015, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the period.
(6) Includes quarter-to-date average nonaccrual loans of $8.9 million for first quarter 2016, $6.5 million for fourth quarter 2015, $5.9 million for third quarter 2015, $4.9 million for second quarter 2015 and $5.1 million for first quarter 2015.
(7) Operating income annualized for the applicable period.
(8) Net income annualized for the applicable period.
(9) Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 35%.
(10) Excludes accretion income on loans and average purchased credit impaired loans.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Management evaluates the capital position and operating performance of the Company by using certain financial measures not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), including: interest income - taxable equivalent, net interest income - taxable equivalent, adjusted amortization of FDIC receivable for loss share agreements, total operating noninterest income, operating noninterest expense, operating income before taxes, operating income tax expense, operating income, tangible book value per common share, operating efficiency ratio and average tangible equity to average tangible assets. We have included these non-GAAP financial measures in this report for the applicable periods presented. Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: preparation of our operating budgets, monthly financial performance reporting, and presentation to investors of our performance.

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

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	2016	2015
(dollars in thousands, except per share amounts; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

INTEREST INCOME RECONCILIATION
Interest income - taxable equivalent	$38,925	$42,774	$39,607	$35,576	$41,196
Taxable equivalent adjustment	(167)	(137)	(183)	(109)	(125)
Interest income (GAAP)	$38,758	$42,637	$39,424	$35,467	$41,071

NET INTEREST INCOME RECONCILIATION
Net interest income - taxable equivalent	$36,812	$40,780	$37,630	$33,604	$39,217
Taxable equivalent adjustment	(167)	(137)	(183)	(109)	(125)
Net interest income (GAAP)	$36,645	$40,643	$37,447	$33,495	$39,092

ADJUSTED AMORTIZATION OF FDIC RECEIVABLE FOR LOSS SHARE AGREEMENTS
Adjusted amortization of FDIC receivable for loss share agreements	$—	$—	$—	$(492)	$(1,448)
Loss share termination	—	—	—	(14,548)	—
Amortization of FDIC receivable for loss share agreements (GAAP)	$—	$—	$—	$(15,040)	$(1,448)

TOTAL OPERATING NONINTERST INCOME RECONCILIATION
Total operating noninterest income	$9,391	$8,128	$8,894	$8,827	$8,802
Loss share termination	—	—	—	(14,548)	—
Total noninterest income (GAAP)	$9,391	$8,128	$8,894	$(5,721)	$8,802

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	2016	2015
(dollars in thousands, except per share amounts; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
OPERATING NONINTEREST EXPENSE RECONCILIATION
Operating noninterest expense	$28,898	$29,562	$28,687	$30,038	$29,585
Merger-related expenses	—	—	717	876	137
Severance costs	—	—	3,012	443	365
Total noninterest expense (GAAP)	$28,898	$29,562	$32,416	$31,357	$30,087

OPERATING INCOME BEFORE TAXES RECONCILIATION
Operating income before taxes	$17,439	$18,852	$18,102	$12,329	$15,241
Loss share termination	—	—	—	(14,548)	—
Merger-related expenses	—	—	(717)	(876)	(137)
Severance costs	—	—	(3,012)	(443)	(365)
Taxable equivalent adjustment to interest income	(167)	(137)	(183)	(109)	(125)
Income (loss) before income taxes (GAAP)	$17,272	$18,715	$14,190	$(3,647)	$14,614

OPERATING INCOME TAX RECONCILIATION
Operating income tax expense	$6,601	$6,731	$6,696	$4,620	$5,729
Loss share termination tax benefit	—	—	—	(5,627)	—
Merger-related expenses tax benefit	—	—	(277)	(339)	(53)
Severance costs tax benefit	—	—	(1,165)	(171)	(141)
Taxable equivalent adjustment to interest income	(167)	(137)	(183)	(109)	(125)
Income tax expense (GAAP)	$6,434	$6,594	$5,071	$(1,626)	$5,410

OPERATING INCOME RECONCILIATION
Operating income	$10,838	$12,121	$11,406	$7,709	$9,512
Loss share termination, net of tax benefit	—	—	—	(8,921)	—
Merger-related expenses, net of tax benefit	—	—	(440)	(537)	(84)
Severance costs, net of tax benefit	—	—	(1,847)	(272)	(224)
Net income (loss) (GAAP)	$10,838	$12,121	$9,119	$(2,021)	$9,204

BASIC OPERATING INCOME PER SHARE RECONCILIATION
Basic operating income per share	$.29	$.33	$.32	$.22	$.28
Effect of non-operating items	—	—	(.06)	(.28)	(.01)
Basic net income (loss) per share (GAAP)	$.29	$.33	$.26	$(.06)	$.27

DILUTED OPERATING INCOME PER SHARE RECONCILIATION
Diluted operating income per share	$.29	$.33	$.31	$.21	$.27
Effect of non-operating items	—	—	(.06)	(.27)	(.01)
Diluted net income (loss) per share (GAAP)	$.29	$.33	$.25	$(.06)	$.26

BOOK VALUE PER COMMON SHARE RECONCILIATION
Tangible book value per common share	$13.49	$13.22	$13.78	$13.51	$13.70
Effect of goodwill and other intangibles	1.24	1.25	1.10	1.11	1.11
Book value per common share (GAAP)	$14.73	$14.47	$14.88	$14.62	$14.81

Table 2 - Non-GAAP Performance Measures Reconciliation Selected Financial Information
	2016	2015
(dollars in thousands, except per share amounts; taxable equivalent)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
OPERATING RETURN ON AVERAGE ASSETS RECONCILIATION
Operating return on average assets	1.25%	1.39%	1.35%	0.93%	1.16%
Effect of non-operating items	—	—	(.27)	(1.17)	(.04)
Return on average assets (GAAP)	1.25%	1.39%	1.08%	(0.24)%	1.12%

OPERATING RETURN ON AVERAGE EQUITY RECONCILIATION
Operating return on average equity	8.04%	8.99%	8.55%	5.89%	7.34%
Effect of non-operating items	—	—	(1.72)	(7.43)	(.23)
Return on average equity (GAAP)	8.04%	8.99%	6.83%	(1.54)%	7.11%

AVERAGE EQUITY TO AVERAGE ASSETS RECONCILIATION
Average tangible equity to average tangible assets	14.47%	14.40%	14.82%	14.81%	14.77%
Effect of average goodwill and other intangibles	1.13	1.07	1.01	1.03	1.03
Average equity to average assets (GAAP)	15.60%	15.47%	15.83%	15.84%	15.80%

OPERATING EFFICIENCY RATIO RECONCILIATION
Operating efficiency ratio	62.55%	60.44%	61.66%	70.79%	61.61%
Effect of tax equivalent adjustment to interest income, loss share termination, merger-related expenses, and severance costs	.22	.17	8.29	42.11	1.21
Efficiency ratio (GAAP)	62.77%	60.61%	69.95%	112.90%	62.82%

Results of Operations

Net Income

We reported net income of $10.8 million for the three months ended March 31, 2016, compared to net income of $9.2 million for the same period in 2015. Diluted earnings per common share was $.29 and for the three months ended March 31, 2016, compared to diluted earnings per common share of $.26 for the same period in 2015.

Operating Income

We reported operating income of $10.8 million for the three months ended March 31, 2016, compared to operating income of $9.5 million for the same period in 2015. Diluted operating income per share was $.29 for the three months ended March 31, 2016, compared to diluted operating income per share of $.27 and for the same period in 2015.

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

Three Months Ended March 31, 2016 and 2015

Our net interest income on a taxable equivalent basis was $36.8 million for the three months ended March 31, 2016, a decrease of $2.4 million, or 6.1%, from the three months ended March 31, 2015. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.37% for the three months ended March 31, 2016, compared to 4.99% for the same period in 2015, a decrease of 62 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.53% for the three months ended March 31, 2016 compared to 5.11% for the same period in 2015, a decrease of 58 basis points.
The yield on average earning assets was 4.79% for the three months ended March 31, 2016, compared to 5.37% for the three months ended March 31, 2015, a decrease of 58 basis points, driven primarily by a $6.3 million decline in accretion income on purchased credit impaired loans. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decline in our yield on purchased credit impaired loans was primarily due to a decrease of $2.6 million in gains on loan pool closings as compared to the three months ended March 31, 2015. Our yield on loans, excluding purchased credit impaired loans, was 4.67% for the three months ended March 31, 2016, compared to 4.87% for the same period in 2015, a decrease of 20 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 2.05% and 1.72% for the three months ended March 31, 2016 and 2015, respectively. The increase of 33 basis points compared to the prior period was driven by our purchase of higher yielding securities.

The average rate on interest-bearing liabilities was .42% for the three months ended March 31, 2016, an increase of four basis points from the same period in 2015. The average rate paid on interest-bearing deposits was .42% and .37% for the three months ended March 31, 2016 and 2015, respectively. The increase of five basis points was primarily the result of an increase in time deposits from a local market time deposit special run during the fourth quarter of 2015 and first quarter of 2016 as part of management's strategy to grow new retail deposit relationships. Our cost of funds was 29 basis points for the three months ended March 31, 2016, unchanged from the same period in 2015.

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

	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$126,289	$120.38%		$320,248	$213.27%
Investment securities (1)	892,365	4,555	2.05%	807,002	3,416	1.72%
Loans, excluding purchased credit impaired loans (2)(3)	2,109,449	24,507	4.67%	1,791,537	21,498	4.87%
Purchased credit impaired loans	141,069	9,743	27.78%	194,471	16,069	33.51%
Total earning assets	3,269,172	38,925	4.79%	3,113,258	41,196	5.37%
Total nonearning assets	207,474			210,455
Total assets	$3,476,646			$3,323,713
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$538,926	$165.12%		$507,087	$171.14%
Savings & money market deposits	1,036,498	1,294.50%		1,072,818	1,184.45%
Time deposits less than $250,000	314,950	401.51%		327,807	274.34%
Time deposits $250,000 or greater	53,786	71.53%		56,529	42.30%
Brokered and wholesale time deposits	48,039	128	1.07%	103,464	241.94%
Other borrowings	33,635	54.65%		27,742	67.98%
Total interest-bearing liabilities	2,025,834	2,113.42%		2,095,447	1,979.38%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	862,315			648,379
Other liabilities	46,053			54,619
Shareholders’ equity	542,444			525,268
Total liabilities and shareholders’ equity	$3,476,646			$3,323,713
Net interest income		$36,812			$39,217
Net interest spread			4.37%			4.99%
Net interest margin			4.53%			5.11%
Net interest margin excluding accretion income			3.48%			3.22%
Cost of funds			.29%			.29%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $2,000 and $27,000 for the three months ended March 31, 2016 and 2015, respectively.
(2)   Includes average nonaccrual loans of $8.9 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $165,000 and $98,000 for the three months ended March 31, 2016 and 2015, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2016 vs. 2015
	Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$3,712	$(703)	$3,009
Loan accretion	(3,959)	(2,367)	(6,326)
Investment securities	386	753	1,139
Interest-bearing deposits in other financial institutions	(161)	68	(93)
Total interest income	(22)	(2,249)	(2,271)

Interest expense:
Deposits	(72)	219	147
Other borrowings	12	(25)	(13)
Total interest expense	(60)	194	134
Net interest income	$38	$(2,443)	$(2,405)

(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses (ALLL) at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the ALLL and corresponding provision for loan and lease losses considers ongoing evaluations of the credit quality and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. Please see the discussion below entitled "Allowance for Loan and Lease Losses (ALLL)" under "Balance Sheet Review" for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

Organic Loans

We recorded a provision for loan and lease losses related to organic loans of $1.5 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. The provision for loan and lease losses recorded was $143,000 and $2,000 for the three months ended March 31, 2016 and 2015, respectively.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis and we record a provision for loan and lease losses during the period for any decline in expected cash flows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the purchased credit impaired loan once any previously recorded impairment is recaptured. Prior to termination of our loss share agreements with the FDIC, the amount of provision for assets covered by loss share agreements was recorded through the FDIC receivable for loss share agreements. Subsequent to termination of the FDIC loss share agreements, the impact of any provision related to these formerly covered assets will not be offset by changes in the FDIC receivable for loss share agreements, which may result in greater volatility. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $1.8 million and a provision of $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

Noninterest Income

Noninterest income for the three months ended March 31, 2016 totaled $9.4 million, up $589,000 from the same period in 2015. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2016	2015
Service charges on deposits	$1,386	$1,489
Mortgage banking income	3,041	2,680
SBA income	1,502	1,123
Payroll fee income	1,327	1,158
ATM income	745	725
Bank-owned life insurance income	462	455
Prepayment fees	368	1,982
Gain on sale of investment securities	13	380
Other	547	258
Noninterest income before amortization of FDIC receivable for loss share agreements	9,391	10,250
Amortization of FDIC receivable for loss share agreements	—	(1,448)
Total noninterest income	$9,391	$8,802

Mortgage banking income increased $361,000, or 13.5%, for the three months ended March 31, 2016 from the same period in 2015. SBA income increased $379,000, or 33.7% from the same period in 2015. The increases in mortgage banking income and SBA income were attributable to increased production volumes.

Prepayment fees decreased $1.6 million for the three months ended March 31, 2016 from the same period in 2015. The decrease in prepayment fees was a result of increased activity on early payoffs of fixed rate loans during the first quarter of 2015.

Noninterest income includes the amortization of the FDIC receivable for loss share agreements, which represents amortization expense on the FDIC receivable for loss share agreements. The $1.4 million decrease in the amortization of the FDIC receivable for loss share agreements for the three months ended March 31, 2016, from the same period in 2015, was a result of our ceasing to amortize the FDIC receivable for loss share agreements when we terminated our loss share agreements.

Operating Noninterest Expense and Noninterest Expense

Operating noninterest expense for the for three months ended March 31, 2016 totaled $28.9 million, down $687,000 from the same period in 2015.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2016	2015
Salaries and employee benefits (1)	$18,760	$19,217
Occupancy and equipment	3,101	3,105
Data processing	2,075	2,280
Legal and professional fees	991	1,484
Marketing	502	436
Federal deposit insurance premiums and other regulatory fees	562	506
Loan collection costs and OREO activity	485	405
Amortization of intangibles	545	417
Other	1,877	1,735
Total operating noninterest expense (2)	28,898	29,585
Severance costs	—	365
Merger-related expenses	—	137
Total noninterest expense	$28,898	$30,087

(1) Exclusive of severance costs.
(2) Operating noninterest expense is a non-GAAP financial measure. Refer to the section entitled "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2 "Non-GAAP Performance Measures Reconciliation" for further information regarding this measure.

Salaries and employee benefits, exclusive of severance costs, decreased $457,000, or 2.4%, for the three months ended March 31, 2016 from the same period in 2015. The decrease in salaries and employee benefits was primarily attributable to efficiency initiatives announced in the third quarter of 2015 and to the expected reduction in expenses associated with the merger of First Bank into State Bank during July 2015 and was partially offset by an increase in commission expense related to our increase in mortgage and SBA production volume.

Legal and professional fees were $991,000 for the three months ended March 31, 2016, a decrease of $493,000 compared to $1.5 million for the same period in 2015. The decrease was largely due to reductions in payments to certain vendors associated with our efficiency initiatives, lower spending related to the infrastructure needed to support assets covered under our loss share agreements with the FDIC which were terminated in the second quarter of 2015 and lower employee recruiting fees.

Loan collection costs and OREO activity, which are net of rental fees on OREO properties as well as gains and losses on OREO, were $485,000 for the three months ended March 31, 2016, an increase of 19.8%, compared to $405,000 for the same period in 2015. The net increase is attributable to a $643,000 decrease in gain on sales of OREO, partially offset by a net reduction of $563,000 in loan collection expenses and rental fees for the three months ended March 31, 2016, compared to the same period in 2015. The termination of our loss share agreements had a negligible effect on loan collection and OREO costs for the three months ended March 31, 2016.

Amortization of intangibles increased $128,000, or 30.7%, for the three months ended March 31, 2016 from the same period in 2015, primarily related to intangibles recorded and amortized from our acquisition of Patriot Capitol Corporation in the fourth quarter of 2015.

Merger-related expenses decreased $137,000, or 100.0%, for the three months ended March 31, 2016 from the same period in 2015. The merger-related expenses in 2015 were directly related to the acquisitions of Bank of Atlanta and First Bank.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The operating effective tax rate was 37.9% and 37.6% for the three months ended March 31, 2016 and 2015, respectively.

Balance Sheet Review

General

At March 31, 2016, we had total assets of approximately $3.5 billion, consisting principally of $1.9 billion in net organic loans, $223.2 million in net purchased non-credit impaired loans, $132.2 million in net purchased credit impaired loans, $910.2 million in investment securities, $11.6 million in other real estate owned and $116.8 million in cash and cash equivalents. Our liabilities at March 31, 2016 totaled $3.0 billion, consisting principally of $2.9 billion in deposits. At March 31, 2016, our shareholders' equity was $545.9 million.

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

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At March 31, 2016, we had $849.6 million in available-for-sale securities representing approximately 24.0% of total assets, compared to $887.7 million, or 25.6% of total assets, at December 31, 2015. Our decreased investment in available-for-sale securities totaling $38.1 million, or 4.3%, compared to December 31, 2015 was due primarily to the transfer of certain investment securities available-for-sale to held-to-maturity during the quarter, partially offset by additional purchases of available-for-sale securities.

At March 31, 2016, we had $60.6 million in held-to-maturity securities compared to no such securities at December 31, 2015. During the first quarter of 2016, we reclassified $56.6 million in investment securities from available-for-sale to held-to-maturity. We reclassified these securities, which are expected to be held to maturity, to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss). This reclassification will remain in effect until the investments are called or mature.

        At March 31, 2016, $94.8 million, or 10.4%, of our investment securities were invested in securities of U.S. Government agencies, compared to $103.3 million, or 11.6%, at December 31, 2015. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At March 31, 2016, $513.1 million, or 56.4%, of our securities were invested in agency mortgage-backed securities, compared to $503.7 million, or 56.7%, at December 31, 2015. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At March 31, 2016, $162.2 million, or 17.8% of our investment securities were invested in nonagency mortgage-backed securities, compared to $150.7 million, or 17.0%, at December 31, 2015. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At March 31, 2016, $50.3 million, or 5.5%, of our investment securities were invested in asset-backed securities, compared to $46.2 million, or 5.2%, at December 31, 2015. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At March 31, 2016, $88.0 million, or 9.7%, of our investment securities were invested in corporate securities, compared to $82.0 million, or 9.2%, at December 31, 2015. Corporate securities currently consist of short duration debt and longer term financial institution subordinated debt securities. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our investment portfolio at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$94,338	$94,791	$103,525	$103,272
States and political subdivisions	1,796	1,797	1,809	1,813
Residential mortgage-backed securities — nonagency	160,241	162,167	146,832	150,702
Residential mortgage-backed securities — agency	510,892	513,135	507,168	503,688
Asset-backed securities	—	—	46,570	46,245
Corporate securities	76,937	77,686	82,245	81,985
Total investment securities available-for-sale	$844,204	$849,576	$888,149	$887,705

	March 31, 2016		December 31, 2015
Investment Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$50,263	$50,146	$—	$—
Corporate securities	10,328	10,350	—	—
Total investment securities available-for-sale	$60,591	$60,496	$—	$—

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Investment Securities Available-for-Sale	Distribution of Maturities (1)
March 31, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$—	$94,338	$—	$—	$94,338
States and political subdivisions	1,496	300	—	—	1,796
Residential mortgage-backed securities — nonagency	—	—	—	160,241	160,241
Residential mortgage-backed securities — agency	—	31,491	413,435	65,966	510,892
Corporate securities	2,518	72,873	—	1,546	76,937
Total debt securities	$4,014	$199,002	$413,435	$227,753	$844,204

Fair Value (1):
U.S. Government securities	$—	$94,791	$—	$—	$94,791
States and political subdivisions	1,494	303	—	—	1,797
Residential mortgage-backed securities — nonagency	—	—	—	162,167	162,167
Residential mortgage-backed securities — agency	—	31,856	414,963	66,316	513,135
Corporate securities	2,518	73,622	—	1,546	77,686
Total debt securities	$4,012	$200,572	$414,963	$230,029	$849,576

Weighted average yield (2):
Total debt securities	1.15%	1.60%	1.42%	2.85%	1.85%

Investment Securities Held-to-Maturity	Distribution of Maturities (1)
March 31, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$17,749	$32,514	$50,263
Corporate securities	—	—	10,328	—	10,328
Total debt securities	$—	$—	$28,077	$32,514	$60,591

Fair Value (1):
Asset-backed securities	$—	$—	$17,704	$32,442	$50,146
Corporate securities	—	—	10,350	—	10,350
Total debt securities	$—	$—	$28,054	$32,442	$60,496

Weighted average yield (2):
Total debt securities	—%	—%	4.18%	2.41%	3.23%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $2.2 billion at March 31, 2016 and $2.1 billion at December 31, 2015. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $121.0 million, or 6.8%, to $1.9 billion at March 31, 2016 from December 31, 2015. The $121.0 million increase was a result of improved economic conditions within our markets, leading to increased loan demand which included approximately $423.2 million in new loan fundings, offset by approximately $334.6 million in paydowns. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards to organic loans.

Purchased Loans

Purchased non-credit impaired loans were $223.4 million at March 31, 2016, down $17.0 million, or 7.1%, from December 31, 2015. Our purchased non-credit impaired loans declined as these loans were paid off or charged-off. Our purchased credit impaired loans decreased $5.8 million, or 4.0%, to $139.8 million at March 31, 2016 from December 31, 2015. Our purchased credit impaired loans declined as these loans were paid down or charged-off.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2016					December 31, 2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$452,654	$13,959	$13,245	$479,858	21.2%	$482,087	$18,598	$14,252	$514,937	23.9%
Other commercial real estate	719,340	70,444	40,119	829,903	36.8%	661,062	74,506	40,742	776,310	35.9%
Total commercial real estate	1,171,994	84,403	53,364	1,309,761	58.0%	1,143,149	93,104	54,994	1,291,247	59.8%
Residential real estate	140,493	65,948	60,579	267,020	11.8%	140,613	69,053	64,011	273,677	12.6%
Owner-occupied real estate	222,347	57,519	24,834	304,700	13.5%	219,636	61,313	25,364	306,313	14.2%
Commercial, financial & agricultural	233,169	13,315	871	247,355	11.0%	181,513	14,216	1,050	196,779	9.1%
Leases	93,490	—	—	93,490	4.1%	71,539	—	—	71,539	3.3%
Consumer	33,847	2,213	147	36,207	1.6%	17,882	2,624	156	20,662	1.0%
Total gross loans receivable, net of deferred fees	1,895,340	223,398	139,795	2,258,533	100.0%	1,774,332	240,310	145,575	2,160,217	100.0%
Allowance for loan and lease losses	(22,626)	(166)	(7,553)	(30,345)		(21,224)	(53)	(7,798)	(29,075)
Total loans, net	$1,872,714	$223,232	$132,242	$2,228,188		$1,753,108	$240,257	$137,777	$2,131,142

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

At March 31, 2016, our total ALLL for the loan portfolio was $30.3 million, an increase of $1.3 million compared to December 31, 2015. The ALLL reflected $1.4 million of net recoveries and a $134,000 negative provision for loan and lease losses on our total loan portfolio for the three months ended March 31, 2016.

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

At March 31, 2016, our organic ALLL increased $1.4 million to $22.6 million, compared to $21.2 million at December 31, 2015. The increase in our organic ALLL at March 31, 2016 is primarily from $1.5 million of provision for loan and lease losses charged to expense for the three months ended March 31, 2016, primarily due to organic loan growth and an increase in specific reserves for impaired loans.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At March 31, 2016, our purchased non-credit impaired ALLL was $166,000, an increase of $113,000 compared to December 31, 2015. The increase in the purchased non-credit impaired ALLL was primarily due to the ALLL calculated on one loan exceeding the discount we recorded at acquisition.

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

The ALLL analysis on purchased credit impaired loans represents management's estimate of the potential impairment of the acquired loans, or pools of acquired loans, after the original acquisition date. We established the purchased credit impaired ALLL due to additional credit deterioration in our purchased credit impaired loan portfolio after initial fair value estimates. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. The potentially higher yield is recorded as accretion income on our consolidated statements of income. If actual losses exceed the estimated losses, we record a provision for loan and lease losses on purchased credit impaired loans as an expense on our consolidated statements of income. If actual losses are less than our previously estimated losses, we reduce the purchased credit impaired ALLL by recording a negative provision for loan and lease losses on purchased credit impaired loans up to the amount of the ALLL previously recorded. Prior to the early termination of our FDIC loss share agreements in the second quarter of 2015, we recorded the provision for loan and lease losses on purchased credit impaired loans covered by loss share agreements with the FDIC net of the amount that we expected to recover under the related FDIC loss share agreements.

At March 31, 2016, our purchased credit impaired ALLL was $7.6 million, compared to $7.8 million at December 31, 2015. The provision for loan and lease losses charged to expense for the three months ended March 31, 2016 was negative $1.8 million, compared to a provision of $2.1 million, net of the amount recorded through the FDIC receivable for loss share agreements, for the same period in 2015. The decrease was primarily due to net recoveries during the quarter and improvement in expected cash flows during the most recent quarterly re-estimation. At March 31, 2016, our overall outstanding purchased credit impaired loan portfolio balance continued to decline with an ending balance of $139.8 million compared to $145.6 million at December 31, 2015. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

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

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Three Months Ended March 31
	2016				2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$21,224	$53	$7,798	$29,075	$18,392	$—	$10,246	$28,638
Charge-offs:
Construction, land & land development	—	—	(380)	(380)	—	—	(250)	(250)
Other commercial real estate	—	—	(128)	(128)	—	—	(1,287)	(1,287)
Total commercial real estate	—	—	(508)	(508)	—	—	(1,537)	(1,537)
Residential real estate	(28)	(62)	(517)	(607)	—	—	(132)	(132)
Owner-occupied real estate	—	—	(211)	(211)	—	—	(679)	(679)
Commercial, financial & agricultural	(87)	—	(228)	(315)	(68)	—	(775)	(843)
Leases	(110)	—	—	(110)	—	—	—	—
Consumer	(15)	(1)	(52)	(68)	(8)	(2)	(106)	(116)
Total charge-offs	$(240)	$(63)	$(1,516)	$(1,819)	$(76)	$(2)	$(3,229)	$(3,307)
Recoveries:
Construction, land & land development	—	—	330	330	1	—	70	71
Other commercial real estate	—	—	1,879	1,879	—	—	408	408
Total commercial real estate	—	—	2,209	2,209	1	—	478	479
Residential real estate	1	16	394	411	1	—	129	130
Owner-occupied real estate	—	—	207	207	—	—	47	47
Commercial, financial & agricultural	95	—	231	326	32	—	196	228
Leases	—	—	—	—	—	—	—	—
Consumer	—	17	53	70	4	—	74	78
Total recoveries	$96	$33	$3,094	$3,223	$38	$—	$924	$962
Net (charge-offs) recoveries	(144)	(30)	1,578	1,404	(38)	(2)	(2,305)	(2,345)
Provision for loan and lease losses	1,546	143	(1,823)	(134)	1,070	2	2,617	3,689
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—	(496)	(496)
Total provision for loan and lease losses charged to operations	1,546	143	(1,823)	(134)	1,070	2	2,121	3,193
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	496	496
Balance, at end of period	$22,626	$166	$7,553	$30,345	$19,424	$—	$10,558	$29,982
Allowance for loan and lease losses to loans	1.19%	.07%	5.40%	1.34%	1.36%	—%	5.53%	1.50%
Ratio of net charge-offs (recoveries) to average loans outstanding	.03%	.05%	(4.50)%	(.25)%	.01%	—%	4.81%	.48%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$8,181	20.0%	$8,185	22.3%
Other commercial real estate	6,111	31.9%	5,422	30.6%
Total commercial real estate	14,292	51.9%	13,607	52.9%
Residential real estate	1,967	6.2%	2,053	6.4%
Owner-occupied real estate	1,931	9.8%	1,920	10.2%
Commercial, financial & agricultural	2,918	10.3%	2,509	8.4%
Leases	1,045	4.1%	865	3.3%
Consumer	473	1.5%	270	0.8%
Total allowance for organic loans	$22,626	83.8%	$21,224	82.0%

Purchased Non-credit Impaired loans
Construction, land & land development	$—	0.6%	$—	0.9%
Other commercial real estate	—	3.1%	—	3.4%
Total commercial real estate	—	3.7%	—	4.3%
Residential real estate	—	2.9%	53	3.2%
Owner-occupied real estate	—	2.6%	—	2.8%
Commercial, financial & agricultural	166	0.6%	—	0.7%
Consumer	—	0.1%	—	0.2%
Total allowance for purchased non-credit impaired loans	$166	9.9%	$53	11.2%

Purchased Credit Impaired loans
Construction, land & land development	$1,297	0.6%	$1,516	0.7%
Other commercial real estate	2,133	1.8%	1,872	1.9%
Total commercial real estate	3,430	2.4%	3,388	2.6%
Residential real estate	1,643	2.7%	1,893	3.0%
Owner-occupied real estate	2,422	1.1%	2,449	1.2%
Commercial, financial & agricultural	50	0.1%	60	—%
Consumer	8	—%	8	—%
Total allowance for purchased credit impaired loans	$7,553	6.3%	$7,798	6.8%
Total allowance for loan and lease losses	$30,345	100.0%	$29,075	100.0%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, troubled debt restructurings ("TDRs"), other real estate owned and foreclosed property. For organic and purchased non-credit impaired loans, management continuously monitors loans and transfers loans to nonaccrual status when they are 90 days past due.

We do not consider our purchased credit impaired loans acquired with evidence of deteriorated credit quality to be nonperforming assets as long as their cash flows continue to be estimable and probable of collection. Therefore, interest income is recognized through accretion of the difference between the carrying value of these loans and the present value of expected future cash flows. As a result, management has excluded purchased credit impaired loans from the table in this section.

Loans, excluding purchased credit impaired loans, that have been placed on nonaccrual are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. The majority of our loans, excluding purchased credit impaired loans, that are on nonaccrual are collateral dependent and, therefore, are valued using the fair value of collateral method. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At March 31, 2016, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose are transferred into OREO at the lower of their carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At March 31, 2016, OREO totaled $11.6 million, an increase of $1.1 million from December 31, 2015. The increase is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $1.4 million, offset by $389,000 in sales of OREO.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	March 31, 2016				December 31, 2015
Nonperforming Assets	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total
Nonaccrual loans	$9,416	$1,705	$—	$11,121	$5,096	$1,280	$—	$6,376
Accruing TDRs	—	923	—	923	—	577	—	577
Total nonperforming loans	9,416	2,628	—	12,044	5,096	1,857	—	6,953
Other real estate owned	33	22	11,535	11,590	33	—	10,497	10,530
Total nonperforming assets	$9,449	$2,650	$11,535	$23,634	$5,129	$1,857	$10,497	$17,483
Nonperforming loans to total loans	.50%	1.18%	—%	.53%	.29%	.77%	—%	.32%
Nonperforming assets to total loans and other real estate owned	.50%	1.19%	7.62%	1.04%	.29%	.77%	6.73%	.81%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $23.6 million, or 1.0% of total loans and other real estate owned at March 31, 2016, compared to $17.5 million, or .8% at December 31, 2015. The $6.2 million increase in nonperforming assets is primarily related to the migration of a small group of credits to nonaccrual during the quarter, including one loan of approximately $4.2 million.

At March 31, 2016 and December 31, 2015, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing. At March 31, 2016 and December 31, 2015, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $90,000 for the three months ended March 31, 2016, respectively. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans was approximately $24,000 for the three months ended March 31, 2016.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management classifies potential problem loans as "Substandard" or "Doubtful". Potential problem loans not included in the nonperforming assets table above totaled $1.4 million, or .1%, of total organic and purchased non-credit impaired loans outstanding at March 31, 2016, compared to $1.5 million, or .1%, at December 31, 2015.

Deferred Tax Asset

At March 31, 2016, we had $33.0 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $167.4 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at March 31, 2016 were $2.9 billion, an increase of $43.6 million from December 31, 2015. The increase was largely due to organic growth within our existing markets. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through March 31, 2016, as we grew our noninterest-bearing deposits to $891.5 million, representing 30.7% of total deposits. Average noninterest-bearing deposits increased $213.9 million, or 33.0%, for the three months ended March 31, 2016 compared to the same period in 2015.

Our interest-bearing transaction accounts decreased $49.1 million from December 31, 2015 to March 31, 2016. The decrease was primarily due to reduction in public fund balances compared to December 31, 2015. Interest-bearing deposits in savings and money market accounts decreased $56.3 million from December 31, 2015, primarily resulting from existing customers moving balances to a time deposit special during the quarter. Time deposits, excluding brokered and wholesale, increased $91.9 million during the three months ended March 31, 2016 primarily from a local market time deposit special run during the fourth quarter of 2015 and first quarter of 2016 as part of management's strategy to grow new retail deposit relationships. Our strategy of reducing our reliance on higher cost funding continued in the first quarter of 2016.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 29 basis points for the three months ended March 31, 2016, unchanged from the three months ended March 31, 2015.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$891,511	30.7%	$826,216	28.9%
Interest-bearing transaction accounts	539,322	18.6%	588,391	20.6%
Savings and money market deposits	1,017,930	35.0%	1,074,190	37.5%
Time deposits less than $250,000	348,304	12.0%	279,449	9.8%
Time deposits $250,000 or greater	64,494	2.2%	41,439	1.4%
Brokered and wholesale time deposits	44,037	1.5%	52,277	1.8%
Total deposits	$2,905,598	100.0%	$2,861,962	100.0%

The maturity distribution of our time deposits of $250,000 or greater was as follows (dollars in thousands):

March 31, 2016
Three months or less	$10,422
Over three through six months	10,032
Over six though twelve months	11,655
Over twelve months	32,385
Total time deposits of $250,000 or greater	$64,494

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2016		2015
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$862,315	—%	$648,379	—%
Interest-bearing transaction accounts	538,926.12%		507,087.14%
Savings and money market deposits	1,036,498.50%		1,072,818.45%
Time deposits less than $250,000	314,950.51%		327,807.34%
Time deposits $250,000 or greater	53,786.53%		56,529.30%
Brokered and wholesale time deposits	48,039	1.07%	103,464.94%
Total deposits	$2,854,514		$2,716,084

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At March 31, 2016, shareholders' equity was $545.9 million, or 15.5% of total assets, compared to $536.5 million, or 15.5% of total assets, at December 31, 2015. The primary factors affecting changes in shareholders' equity was our net income, offset by dividends declared during the three months ended March 31, 2016.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the both March 31, 2016 and December 31, 2015 are presented in the the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
CET1 Capital	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%
Total Capital	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

The Company and State Bank have entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-

based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expires on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at March 31, 2016.

At March 31, 2016 and December 31, 2015, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	March 31, 2016	December 31, 2015
Company
Tier 1 leverage ratio	14.59%	14.48%
CET1 capital ratio	17.09	17.71
Tier 1 risk-based capital ratio	17.09	17.71
Total risk-based capital ratio	18.13	18.75

State Bank
Tier 1 leverage ratio	12.86%	12.62%
CET1 capital ratio	15.08	15.42
Tier 1 risk-based capital ratio	15.08	15.42
Total risk-based capital ratio	16.13	16.47

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. At March 31, 2016, State Bank had capacity to pay $17.0 million in dividends to the Company without prior regulatory approval.

At March 31, 2016, the Company had $49.6 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes. On February 10, 2016, we declared a quarterly dividend of $.14 per common share and paid the dividend on March 15, 2016 to the common stock shareholders of record as of March 7, 2016.

We currently have a level of capitalization that will support significant growth, and the long-term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions, including our proposed acquisition of NBG Bancorp, Inc., as well as acquisitions that would complement or expand our present product capabilities. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares (including purchases under the Rule 10b5-1 plan we announced on February 25, 2016). For information related to repurchases in the first quarter under the Rule 10b5-1 plan, see “Repurchases of Common Stock” under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,” below.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At March 31, 2016, unfunded commitments to extend credit were $560.6 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At March 31, 2016, there were commitments totaling approximately $7.0 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
March 31, 2016	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$457,699	$252,362	$192,940	$12,397	$—
Operating lease obligations	25,089	3,605	6,824	6,041	8,619
Total contractual obligations	$482,788	$255,967	$199,764	$18,438	$8,619

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

At March 31, 2016, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $116.8 million, or 3.3% of total assets compared to $175.4 million, or 5.1% of total assets at December 31, 2015. The decline in our liquid assets was primarily due to funding organic loan growth. Our available-for-sale securities at March 31, 2016 amounted to $849.6 million, or 24.0% of total assets compared to $887.7 million or 25.6% at December 31, 2015. Investment securities with an aggregate fair value of $315.0 million and $424.8 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our unpledged securities was due to decreases in public funds, partially offset by an increase in repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2016, core deposits were 125.9% of net loans, compared with 130.6% at December 31, 2015. We maintain eight federal funds lines of credit with correspondent banks totaling $175.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2016, we had no advances from the FHLB and a remaining credit availability of $174.5 million. In addition, we maintain a $384.5 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At March 31, 2016, we had interest rate swaps and caps with aggregate notional amounts of $173.0 million and $200.0 million, respectively. The fair value of the derivative financial assets was $369,000 at March 31, 2016, compared to $1.3 million at December 31, 2015. The fair value of the derivative financial liabilities was $4.1 million at March 31, 2016, compared to $1.5 million at December 31, 2015. Note 10 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

This earnings simulation model projects a baseline net interest income (assuming no changes in interest rate levels) and estimates changes to that baseline net interest income resulting from changes in interest rate levels. We rely primarily on the results of this model in evaluating our interest rate risk. This model incorporates a number of additional factors including: (1) the expected exercise of call features on various assets and liabilities, (2) the expected rates at which various rate-sensitive assets and rate-sensitive liabilities will reprice, (3) the expected growth in various interest-earning assets and interest-bearing liabilities and the expected interest rates on new assets and liabilities, (4) the expected relative movements in different interest rate indexes which are used as the basis for pricing or repricing various assets and liabilities, (5) existing and expected contractual cap and floor rates on various assets and liabilities, (6) expected changes in administered rates on interest-bearing transaction, savings, money market and time deposit accounts and the expected impact of competition on the pricing or repricing of such accounts, (7) cash flow and accretion expectations from purchased credit impaired loans, and (8) other relevant factors. Inclusion of these factors in the model is intended to more accurately project our expected changes in net interest income resulting from interest rate changes. We typically model our changes in net interest income assuming interest rates go up 100 basis points, up 200 basis points, down 100 basis points and down 200 basis points. We also model more extreme rises in interest rates (e.g. up 500 basis points). For purposes of this model, we have assumed that the changes in interest rates are instantaneously shocked up or down. While we believe this model provides a reasonably accurate projection of our interest rate risk, the model includes a number of assumptions and predictions which may or may not be correct and may impact the model results. These assumptions and predictions include inputs to compute baseline net interest income, growth rates, expected changes in administered rates on interest-bearing deposit accounts, competition and a variety of other factors that are difficult to accurately predict. Accordingly, there can be no assurance the earnings simulation model will accurately reflect future results.

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2016. Based on the simulation run at March 31, 2016, annual net interest income would be expected to increase approximately 5.98%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 13.50%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 3.20%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The increase in asset sensitivity at March 31, 2016 was primarily due to growth in longer duration deposits, specifically noninterest bearing deposits and CDs.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	March 31, 2016	December 31, 2015
+200	13.50%	11.34%
+100	5.98	4.95
-100	(3.20)	(2.47)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of March 31, 2016, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchase of common stock during the three months ended March 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Repurchases from January 1, 2016 - January 31, 2016 (1)	2,566	$21.03	—	1,000,000
Repurchases from February 1, 2016 - February 29, 2016	23,274	18.34	—	1,476,726
Repurchases from March 1, 2016 - March 31, 2016	—	—	—	1,476,726
Total	25,840	$18.61	—	1,476,726

(1) Represents shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2) On March 17, 2015, the Company announced that on March 12, 2015, it entered into a written trading plan with a broker for the purpose of repurchasing up to 1.0 million shares of its common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. No shares of common stock were purchased under the 10b5-1 plan. On February 10, 2016, the 10b5-1 plan was terminated and the board of directors authorized a new stock repurchase program under which the Company may purchase up to 1.5 million shares of the Company's outstanding common stock at the discretion of management, under Rule 10b-18. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purchase of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

May 6, 2016	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

May 6, 2016	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.