Form 10-Q
period 2016-06-30
STATE BANK FINANCIAL CORP
filed 2016-08-05
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock, as of August 4, 2016 was 36,894,641

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our expectations regarding growth in our markets, our anticipated acquisitions, including our pending acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc., our belief that our deposits are attractive sources of funding because of their stability and relative cost, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation that our total risk-weighted assets will increase, our belief that our recorded deferred tax assets are fully recoverable, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.
These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include the following:

•
completion of the pending transactions with NBG Bancorp and S Bankshares is dependent on, among other things, receipt of regulatory approvals and S Bankshares shareholder approval, the timing of which cannot be predicted and which may not be received at all;

•
negative reactions to our pending acquisition of NBG Bancorp and S Bankshares (or future acquisitions) of each bank's customers, employees and counterparties or difficulties related to the transition of services;

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

PART I

Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$11,964	$12,175
Interest-bearing deposits in other financial institutions	70,603	163,187
Cash and cash equivalents	82,567	175,362
Investment securities available-for-sale	824,980	887,705
Investment securities held-to-maturity (fair value of $63,139 and $0, respectively)	63,080	—
Loans	2,345,096	2,160,217
Allowance for loan and lease losses	(27,599)	(29,075)
Loans, net	2,317,497	2,131,142
Loans held-for-sale (includes loans at fair value of $56,883 and $48,803, respectively)	71,302	54,933
Other real estate owned	11,578	10,530
Premises and equipment, net	42,153	42,980
Goodwill	36,357	36,357
Other intangibles, net	9,029	10,101
SBA servicing rights	3,165	2,626
Bank-owned life insurance	59,749	58,819
Other assets	65,046	59,512
Total assets	$3,586,503	$3,470,067
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$829,673	$826,216
Interest-bearing deposits	2,055,817	2,035,746
Total deposits	2,885,490	2,861,962
Securities sold under repurchase agreements	33,923	32,179
FHLB borrowings	62,000	—
Notes payable	398	1,812
Other liabilities	51,336	37,624
Total liabilities	3,033,147	2,933,577
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 36,894,641 and 37,077,848 shares issued and outstanding, respectively	369	371
Additional paid-in capital	356,035	358,671
Retained earnings	193,398	179,082
Accumulated other comprehensive income (loss), net of tax	3,554	(1,634)
Total shareholders' equity	553,356	536,490
Total liabilities and shareholders' equity	$3,586,503	$3,470,067

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Interest income:
Loans	$25,406	$23,070	$49,748	$44,470
Loan accretion	13,961	8,365	23,704	24,434
Investment securities	4,660	3,894	9,213	7,283
Deposits with other financial institutions	66	138	186	351
Total interest income	44,093	35,467	82,851	76,538
Interest expense:
Deposits	2,292	1,907	4,351	3,819
Federal Home Loan Bank advances	27	—	27	—
Notes payable	39	59	81	111
Federal funds purchased and repurchase agreements	13	6	25	21
Total interest expense	2,371	1,972	4,484	3,951
Net interest income	41,722	33,495	78,367	72,587
Provision for loan and lease losses	6	64	(128)	3,257
Net interest income after provision for loan and lease losses	41,716	33,431	78,495	69,330
Noninterest income:
Amortization of FDIC receivable for loss share agreements	—	(15,040)	—	(16,488)
Service charges on deposits	1,352	1,501	2,738	2,990
Mortgage banking income	3,551	3,480	6,592	6,160
SBA income	1,685	1,380	3,187	2,503
Payroll fee income	1,111	956	2,438	2,114
ATM income	769	773	1,514	1,498
Bank-owned life insurance income	468	462	930	917
Prepayment fees	113	404	481	2,386
Gain (loss) on sale of investment securities	396	(59)	409	321
Other	785	422	1,332	680
Total noninterest income	10,230	(5,721)	19,621	3,081
Noninterest expense:
Salaries and employee benefits	20,662	20,506	39,422	40,088
Occupancy and equipment	3,015	3,219	6,116	6,324
Data processing	2,211	2,435	4,286	4,715
Legal and professional fees	976	1,284	1,929	2,768
Merger-related expenses	319	876	319	1,013
Marketing	619	599	1,121	1,035
Federal deposit insurance premiums and other regulatory fees	553	455	1,115	961
Loan collection costs and OREO activity	(96)	(114)	389	291
Amortization of intangibles	528	442	1,073	859
Other	1,887	1,655	3,802	3,390
Total noninterest expense	30,674	31,357	59,572	61,444
Income (loss) before income taxes	21,272	(3,647)	38,544	10,967
Income tax expense (benefit)	7,433	(1,626)	13,867	3,784
Net income (loss)	$13,839	$(2,021)	$24,677	$7,183
Basic net income (loss) per share	$.38	$(.06)	$.67	$.20
Diluted net income (loss) per share	$.37	$(.06)	$.67	$.19
Cash dividends declared per common share	$.14	$.06	$.28	$.11
Weighted Average Shares Outstanding:
Basic	35,822,654	34,654,689	35,979,436	34,655,661
Diluted	35,923,691	34,654,689	36,077,820	35,976,989
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net income (loss)	$13,839	$(2,021)	$24,677	$7,183
Other comprehensive income (loss), net of tax:
Net change in unrealized gains (losses)	3,521	(4,846)	8,495	(4,552)
Amortization of net unrealized losses on securities transferred to held-to-maturity	(2)	—	(1)	—
Amounts reclassified for (gains) losses realized and included in earnings	(130)	178	75	(101)
Other comprehensive income (loss), before income taxes	3,389	(4,668)	8,569	(4,653)
Income tax expense (benefit)	1,312	(1,749)	3,381	(1,755)
Other comprehensive income (loss), net of income taxes	2,077	(2,919)	5,188	(2,898)
Comprehensive income (loss)	$15,916	$(4,940)	$29,865	$4,285

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095
Exercise of stock warrants	(23,433)	22,267	—	130	—	—	130
Share-based compensation	—	—	—	1,362	—	—	1,362
Restricted stock activity	—	616,950	6	(6)	—	—	—
Issuance of common stock	—	2,854,970	28	57,014	—	—	57,042
Other comprehensive loss	—	—	—	—	—	(2,898)	(2,898)
Common stock dividends, $.11 per share	—	—	—	—	(3,930)	—	(3,930)
Net income	—	—	—	—	7,183	—	7,183
Balance, June 30, 2015	2,557,758	35,763,791	$357	$355,979	$165,626	$1,022	$522,984

Balance, December 31, 2015	172,745	37,077,848	$371	$358,671	$179,082	$(1,634)	$536,490
Exercise of stock warrants	(8,833)	4,499	—	—	—	—	—
Share-based compensation	—	—	—	2,126	—	—	2,126
Repurchase of common stock	—	(270,715)	(3)	(5,125)	—	—	(5,128)
Restricted stock activity	—	83,009	1	363	(10)	—	354
Other comprehensive income	—	—	—	—	—	5,188	5,188
Common stock dividends, $.28 per share	—	—	—	—	(10,351)	—	(10,351)
Net income	—	—	—	—	24,677	—	24,677
Balance, June 30, 2016	163,912	36,894,641	$369	$356,035	$193,398	$3,554	$553,356

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30
	2016	2015
Cash Flows from Operating Activities
Net income	$24,677	$7,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	5,756	5,473
Provision for loan and lease losses	(128)	3,257
Accretion on acquisitions, net	(23,704)	(22,494)
Gains on sales of other real estate owned	(293)	(1,678)
Writedowns of other real estate owned	202	396
Net decrease in FDIC receivable for covered losses	—	6,250
Funds (paid to) collected from FDIC	—	(1,784)
Loss share termination	—	16,959
Proceeds from sales of mortgage loans held-for-sale	247,248	241,933
Proceeds from sales of SBA loans	27,438	18,324
Originations of mortgage loans held-for-sale	(250,205)	(255,830)
Originations of SBA loans held-for-sale	(33,135)	(22,414)
Mortgage banking activities	(6,592)	(6,160)
Gains on sales of SBA loans	(2,592)	(1,770)
Net gains on sales of available-for-sale securities	(409)	(321)
Share-based compensation expense	2,126	1,362
Changes in fair value of SBA servicing rights	85	(267)
Changes in other assets and other liabilities, net	3,794	(23,051)
Net cash used in operating activities	(5,732)	(34,632)
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(137,231)	(425,635)
Proceeds from sales and calls of investment securities available-for-sale	64,879	301,887
Proceeds from maturities and paydowns of investment securities available-for-sale	85,497	74,021
Purchase of investment securities held-to-maturity	(6,500)	—
Loan originations, repayments and resolutions, net	(163,928)	(100,058)
Purchases of loans	(1,300)	—
Net purchases of premises and equipment	(961)	(649)
Proceeds from sales of other real estate owned	1,748	9,293
Acquisition of Georgia-Carolina Bancshares	—	(10,958)
Net cash used in investing activities	(157,796)	(152,099)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	3,457	103,917
Net increase (decrease) in interest-bearing customer deposits	20,071	(176,969)
Repayment of other borrowed funds	(1,414)	—
Proceeds from FHLB advances	177,000	—
Repayments of FHLB advances	(115,000)	—
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,744	(15,841)
Exercise of stock warrants	—	130
Restricted stock activity	354	—
Repurchase of common stock	(5,128)	—
Dividends paid to shareholders	(10,351)	(3,930)
Net cash provided by (used in) financing activities	70,733	(92,693)
Net decrease in cash and cash equivalents	(92,795)	(279,424)
Cash and cash equivalents, beginning	175,362	481,158

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30
	2016	2015
Cash and cash equivalents, ending	$82,567	$201,734

Supplemental Disclosure of Noncash Investing and Financing Activities
Goodwill and fair value acquisition adjustments	$—	$19,904
Unrealized gains (losses) on securities and cash flow hedges, net of tax	5,188	(2,898)
Transfer of investment securities available-for-sale to held-to-maturity	56,595	—
Transfers of loans to other real estate owned	2,705	7,868
Acquisitions:
Assets acquired	$—	$526,687
Liabilities assumed	—	457,718
Net assets	—	68,969

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards
ASU 2015-16 — In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, the acquirer is required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill and is also required to revise comparative information for prior periods presented in the financial statements. The amendments in this ASU, require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. We adopted the amendments in this ASU effective January 1, 2016. The adoption of ASU No. 2015-16 did not have a material impact on our consolidated financial statements.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
ASU 2016-13 — In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the credit loss model on financial instruments measured at amortized cost, available for sale securities and certain purchased financial instruments. Credit losses on financial instruments measured at amortized cost will be determined using a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Purchased financial assets with more-than-insignificant credit deterioration since origination ("PCD assets") measured at amortized cost will have an allowance for credit losses established at acquisition as part of the purchase price. Subsequent increases or decreases to the allowance for credit losses on PCD assets will be recognized in the income statement. Interest income should be recognized on PCD assets based on the effective interest rate, determined excluding the discount attributed to credit losses at acquisition. Credit losses relating to available-for-sale debt securities will be recognized through an allowance for credit losses. The amount of the credit loss is limited to the amount by which fair value is below amortized cost of the available-for-sale debt security. The amendment in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period adopted. A prospective approach is required for securities with other-than-temporary impairment recognized prior to adoption. The Company is still reviewing the impact the adoption of this guidance will have on its consolidated financial statements.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3: ACQUISITIONS

Proposed Acquisition of S Bankshares, Inc.

On May 19, 2016, the Company entered into an agreement to acquire S Bankshares, Inc. and its wholly-owned subsidiary, S Bank. Upon the closing of the transaction, S Bankshares, Inc. will merge with and into the Company, immediately followed by the merger of S Bank with and into State Bank. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and the approval of S Bankshares, Inc. shareholders.

At June 30, 2016, S Bankshares had total assets of approximately $109 million, total loans of approximately $82 million, total deposits of approximately $91 million, and total shareholder’s equity of approximately $11 million. S Bank has banking operations in Savannah, Glennville, Reidsville, and Hinesville, Georgia.

Proposed Acquisition of NBG Bancorp, Inc.

On April 5, 2016, the Company entered into an agreement and plan of merger to acquire NBG Bancorp, Inc. ("NBG") and its wholly-owned subsidiary, The National Bank of Georgia ("National Bank of Georgia"). Upon the closing of the transaction, NBG will merge with and into the Company, immediately followed by the merger of National Bank of Georgia with and into State Bank. At a special meeting held on July 25, 2016, NBG received shareholder approval for the transaction. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals.
At June 30, 2016, NBG had total assets of approximately $417 million, total loans of approximately $342 million, total deposits of approximately $322 million, and total shareholder's equity of approximately $44 million. National Bank of Georgia is headquartered in Athens, Georgia and operates one additional banking office in Gainesville, Georgia and a mortgage office in Athens.

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

Acquisition of Georgia-Carolina Bancshares Inc. and First Bank of Georgia

On January 1, 2015, the Company completed its merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia ("First Bank"). In the merger, First Bank, a Georgia-state-chartered bank, became a wholly-owned subsidiary bank of the Company. Under the terms of the merger agreement, each share of Georgia-Carolina Bancshares, Inc. common stock was converted into the right to receive $8.85 in cash and .794 shares of the Company's common stock. Total consideration paid was approximately $88.9 million, consisting of $31.8 million in cash and $57.0 million in the Company's common stock.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by Georgia-Carolina Bancshares, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$20,873	$—		$20,873
Investment securities	130,218	999	(a)	131,217
Loans, net	293,814	590	(b)	294,404
Loans held-for-sale	34,956	—		34,956
Other real estate owned	4,428	2,042	(c)	6,470
Core deposit intangible	—	6,710	(d)	6,710
Premises and equipment, net	9,175	2,803	(e)	11,978
Bank-owned life insurance	15,414	—		15,414
Other assets	9,122	(4,457)	(f)	4,665
Total assets acquired	$518,000	$8,687		$526,687
Liabilities
Deposits:
Noninterest-bearing	$80,888	$—		$80,888
Interest-bearing	335,889	878	(g)	336,767
Total deposits	416,777	878		417,655
Securities sold under repurchase agreements	27,588	—		27,588
Other liabilities	11,823	652	(h)	12,475
Total liabilities assumed	456,188	1,530		457,718
Net identifiable assets acquired over liabilities assumed	$61,812	$7,157		$68,969
Goodwill	—	19,904		19,904
Net assets acquired over liabilities assumed	$61,812	$27,061		$88,873
Consideration:
Company common shares issued	2,854,970
Purchase price per share of the Company's common stock	$19.98
Company common stock issued	57,042
Cash exchanged for shares	31,831
Fair value of total consideration transferred	$88,873

Explanation of fair value adjustments

(a)	Adjustment reflects the gain on certain securities immediately following close that was deemed to be a more accurate representation of fair value.
(b)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(e)	Adjustment reflects the fair value adjustment based on appraised values.
(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired deposits.
(h)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of other liabilities and to record certain liabilities directly attributable to the acquisition.

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

On January 1, 2015, the fair value of the purchased non-credit impaired loans acquired in the Georgia-Carolina Bancshares, Inc. transaction was $292.4 million. The contractual cash flows of the purchased non-credit impaired loans at acquisition was $355.0 million, of which $6.4 million was the amount of contractual cash flows not expected to be collected.

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	June 30, 2016				December 31, 2015
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$96,002	$590	$—	$96,592	$103,525	$63	$316	$103,272
States and political subdivisions	1,784	1	—	1,785	1,809	5	1	1,813
Residential mortgage-backed securities — nonagency	165,001	3,219	1,109	167,111	146,832	4,269	399	150,702
Residential mortgage-backed securities — agency	476,810	4,990	168	481,632	507,168	770	4,250	503,688
Asset-backed securities	—	—	—	—	46,570	3	328	46,245
Corporate securities	76,648	1,213	1	77,860	82,245	229	489	81,985
Total investment securities available-for-sale	$816,245	$10,013	$1,278	$824,980	$888,149	$5,339	$5,783	$887,705

The amortized cost and fair value of securities classified as held-to-maturity are as follows (dollars in thousands):

	June 30, 2016				December 31, 2015
Investment Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$52,775	$21	$107	$52,689	$—	$—	$—	$—
Corporate securities	10,305	145	—	10,450	—	—	—	—
Total investment securities held-to-maturity	$63,080	$166	$107	$63,139	$—	$—	$—	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2016, the Company transferred the following investment securities from available-for-sale to held-to-maturity (dollars in thousands):

At Date of Transfer During the Three Months Ended
March 31, 2016
Book value	$56,767
Market value	56,595
Unrealized loss	$(172)

There were no transfers of investment securities from available-for-sale to held-to-maturity during the second quarter of 2016 or the six months ended June 30, 2015.

The amortized cost and estimated fair value of debt securities by contractual maturities are summarized in the tables below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
June 30, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$—	$96,002	$—	$—	$96,002
States and political subdivisions	1,484	300	—	—	1,784
Residential mortgage-backed securities — nonagency	—	—	—	165,001	165,001
Residential mortgage-backed securities — agency	—	16,150	385,836	74,824	476,810
Corporate securities	2,502	72,600	—	1,546	76,648
Total debt securities available-for-sale	$3,986	$185,052	$385,836	$241,371	$816,245

Fair Value:
U.S. Government securities	$—	$96,592	$—	$—	$96,592
States and political subdivisions	1,484	301	—	—	1,785
Residential mortgage-backed securities — nonagency	—	—	—	167,111	167,111
Residential mortgage-backed securities — agency	—	16,397	389,696	75,539	481,632
Corporate securities	2,501	73,813	—	1,546	77,860
Total debt securities available-for-sale	$3,985	$187,103	$389,696	$244,196	$824,980

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
June 30, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$31,660	$21,115	$52,775
Corporate securities	—	—	10,305	—	10,305
Total debt securities held-to-maturity	$—	$—	$41,965	$21,115	$63,080

Fair Value:
Asset-backed securities	$—	$—	$31,576	$21,113	$52,689
Corporate securities	—	—	10,450	—	10,450
Total debt securities held-to-maturity	$—	$—	$42,026	$21,113	$63,139

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
U.S. Government securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	1,484	—	—	—	1,484	—
Residential mortgage-backed securities — nonagency	54,158	773	22,312	336	76,470	1,109
Residential mortgage-backed securities — agency	5,238	52	23,593	116	28,831	168
Corporate securities	2,501	1	—	—	2,501	1
Total temporarily impaired securities	$63,381	$826	$45,905	$452	$109,286	$1,278

December 31, 2015
U.S. Government securities	$61,723	$316	$—	$—	$61,723	$316
States and political subdivisions	1,507	1	—	—	1,507	1
Residential mortgage-backed securities — nonagency	43,112	347	6,578	52	49,690	399
Residential mortgage-backed securities — agency	397,831	3,665	43,112	585	440,943	4,250
Asset-backed securities	41,333	328	—	—	41,333	328
Corporate securities	55,976	489	—	—	55,976	489
Total temporarily impaired securities	$601,482	$5,146	$49,690	$637	$651,172	$5,783

	Less than 12 Months		12 Months or More		Total
Investment Securities Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Asset-backed securities	$33,358	$93	$4,923	$14	$38,281	$107
Total temporarily impaired securities	$33,358	$93	$4,923	$14	$38,281	$107

At June 30, 2016, the Company held 58 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At June 30, 2016, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities are summarized in the following tables for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Securities Available-For-Sale	2016	2015	2016	2015
Proceeds from sales and calls	$41,979	$74,162	$64,879	$301,887

Gross gains on sales and calls	$396	$86	$409	$585
Gross losses on sales and calls	—	(145)	—	(264)
Net realized gains (losses) on sales and calls	$396	$(59)	$409	$321

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $291.5 million and $424.8 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	June 30, 2016	December 31, 2015
Construction, land & land development	$495,409	$514,937
Other commercial real estate	852,832	776,310
Total commercial real estate	1,348,241	1,291,247
Residential real estate	256,819	273,677
Owner-occupied real estate	318,754	306,313
Commercial, financial & agricultural	302,088	196,779
Leases	82,977	71,539
Consumer	36,217	20,662
Total loans	2,345,096	2,160,217
Allowance for loan and lease losses	(27,599)	(29,075)
Total loans, net	$2,317,497	$2,131,142

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, which we define as loans not purchased in the acquisition of an institution or credit impaired portfolio, are summarized as follows (dollars in thousands):

Organic Loans	June 30, 2016	December 31, 2015
Construction, land & land development	$470,672	$482,087
Other commercial real estate	748,949	661,062
Total commercial real estate	1,219,621	1,143,149
Residential real estate	139,832	140,613
Owner-occupied real estate	238,059	219,636
Commercial, financial & agricultural	290,245	181,513
Leases	82,977	71,539
Consumer	34,124	17,882
Total organic loans (1)	2,004,858	1,774,332
Allowance for loan and lease losses	(22,008)	(21,224)
Total organic loans, net	$1,982,850	$1,753,108

(1) Includes net deferred loan fees that totaled approximately $7.3 million and $5.8 million at June 30, 2016 and December 31, 2015, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	June 30, 2016	December 31, 2015
Construction, land & land development	$11,427	$18,598
Other commercial real estate	64,665	74,506
Total commercial real estate	76,092	93,104
Residential real estate	60,100	69,053
Owner-occupied real estate	56,414	61,313
Commercial, financial & agricultural	11,121	14,216
Consumer	1,978	2,624
Total purchased non-credit impaired loans (1)	205,705	240,310
Allowance for loan and lease losses	(158)	(53)
Total purchased non-credit impaired loans, net	$205,547	$240,257

(1) Includes net discounts that totaled approximately $5.6 million and $6.4 million at June 30, 2016 and December 31, 2015, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	June 30, 2016	December 31, 2015
Construction, land & land development	$13,310	$14,252
Other commercial real estate	39,218	40,742
Total commercial real estate	52,528	54,994
Residential real estate	56,887	64,011
Owner-occupied real estate	24,281	25,364
Commercial, financial & agricultural	722	1,050
Consumer	115	156
Total purchased credit impaired loans	134,533	145,575
Allowance for loan and lease losses	(5,433)	(7,798)
Total purchased credit impaired loans, net	$129,100	$137,777

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Purchased Credit Impaired Loans	2016	2015	2016	2015
Balance, beginning of period	$132,242	$180,289	$137,777	$196,093
Accretion of fair value discounts	13,961	8,365	23,704	24,434
Fair value of acquired loans	—	—	1,300	1,960
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(19,223)	(21,851)	(36,046)	(55,372)
Change in the allowance for loan and lease losses on purchased credit impaired loans	2,120	583	2,365	271
Balance, end of period	$129,100	$167,386	$129,100	$167,386

Purchased credit impaired loans are initially recorded at fair value at the acquisition date. The Company re-estimates expected cash flows on purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the allowance for loan and lease losses. Subsequent increases in the amount of cash expected to be collected from the borrower results in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. The accretable discount is accreted into interest income over the estimated life of the related loan on a level yield basis.

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Changes in Accretable Discount	2016	2015	2016	2015
Balance, beginning of period	$85,828	$110,254	$86,100	$120,061
Additions from acquisitions	—	—	1,648	317
Accretion	(13,961)	(8,365)	(23,704)	(24,434)
Transfers to accretable discounts and exit events, net	3,523	1,911	11,346	7,856
Balance, end of period	$75,390	$103,800	$75,390	$103,800

The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on purchased credit impaired loans.

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30
	2016				2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$22,626	$166	$7,553	$30,345	$19,424	$—	$10,558	$29,982
Charge-offs	(2,307)	(1)	(606)	(2,914)	(64)	(46)	(2,155)	(2,265)
Recoveries	54	28	80	162	12	—	1,227	1,239
Net (charge-offs) recoveries	(2,253)	27	(526)	(2,752)	(52)	(46)	(928)	(1,026)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	1,635	(35)	(1,594)	6	222	46	345	613
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—	(549)	(549)
Total provision for loan and lease losses charged to operations	1,635	(35)	(1,594)	6	222	46	(204)	64
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	549	549
Balance, end of period	$22,008	$158	$5,433	$27,599	$19,594	$—	$9,975	$29,569

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30
	2016				2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$21,224	$53	$7,798	$29,075	$18,392	$—	$10,246	$28,638
Charge-offs	(2,547)	(64)	(2,122)	(4,733)	(140)	(48)	(5,384)	(5,572)
Recoveries	150	61	3,174	3,385	50	—	2,151	2,201
Net recoveries (charge-offs)	(2,397)	(3)	1,052	(1,348)	(90)	(48)	(3,233)	(3,371)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	3,181	108	(3,417)	(128)	1,292	48	2,962	4,302
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—	(1,045)	(1,045)
Total provision for loan and lease losses charged to operations	3,181	108	(3,417)	(128)	1,292	48	1,917	3,257
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	1,045	1,045
Balance, end of period	$22,008	$158	$5,433	$27,599	$19,594	$—	$9,975	$29,569

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
June 30, 2016
Beginning balance	$14,292	$1,967	$1,931	$2,918	$1,045	$473	$22,626
Charge-offs	(2,125)	—	—	(77)	(105)	—	(2,307)
Recoveries	—	2	44	—	7	1	54
Provision	776	(79)	7	993	(66)	4	1,635
Ending balance	$12,943	$1,890	$1,982	$3,834	$881	$478	$22,008

Six Months Ended
June 30, 2016
Beginning balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224
Charge-offs	(2,125)	(28)	—	(164)	(215)	(15)	(2,547)
Recoveries	—	3	44	95	7	1	150
Provision	1,461	(138)	18	1,394	224	222	3,181
Ending balance	$12,943	$1,890	$1,982	$3,834	$881	$478	$22,008

Three Months Ended
June 30, 2015
Beginning balance	$13,837	$1,474	$2,071	$1,578	$339	$125	$19,424
Charge-offs	—	—	—	(59)	—	(5)	(64)
Recoveries	—	—	—	9	—	3	12
Provision	(619)	101	145	438	94	63	222
Ending balance	$13,218	$1,575	$2,216	$1,966	$433	$186	$19,594

Six Months Ended
June 30, 2015
Beginning balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392
Charge-offs	—	—	—	(127)	—	(13)	(140)
Recoveries	1	1	—	41	—	7	50
Provision	83	384	288	282	171	84	1,292
Ending balance	$13,218	$1,575	$2,216	$1,966	$433	$186	$19,594

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2016
Commercial real estate	$186	$12,757	$12,943	$5,140	$1,214,481	$1,219,621
Residential real estate	556	1,334	1,890	1,113	138,719	139,832
Owner-occupied real estate	—	1,982	1,982	—	238,059	238,059
Commercial, financial & agricultural	322	3,512	3,834	644	289,601	290,245
Leases	—	881	881	—	82,977	82,977
Consumer	15	463	478	30	34,094	34,124
Total organic loans	$1,079	$20,929	$22,008	$6,927	$1,997,931	$2,004,858

December 31, 2015
Commercial real estate	$189	$13,418	$13,607	$3,557	$1,139,592	$1,143,149
Residential real estate	394	1,659	2,053	788	139,825	140,613
Owner-occupied real estate	123	1,797	1,920	246	219,390	219,636
Commercial, financial & agricultural	235	2,274	2,509	469	181,044	181,513
Leases	—	865	865	—	71,539	71,539
Consumer	18	252	270	36	17,846	17,882
Total organic loans	$959	$20,265	$21,224	$5,096	$1,769,236	$1,774,332

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
June 30, 2016
Beginning balance	$—	$—	$—	$166	$—	$166
Charge-offs	—	—	—	(1)	—	(1)
Recoveries	—	28	—	—	—	28
Provision	—	(28)	—	(7)	—	(35)
Ending balance	$—	$—	$—	$158	$—	$158

Six Months Ended
June 30, 2016
Beginning balance	$—	$53	$—	$—	$—	$53
Charge-offs	—	(62)	—	(1)	(1)	(64)
Recoveries	—	44	—	—	17	61
Provision	—	(35)	—	159	(16)	108
Ending balance	$—	$—	$—	$158	$—	$158

Three Months Ended
June 30, 2015
Beginning balance	$—	$—	$—	$—	$—	$—
Charge-offs	—	(24)	—	—	(22)	(46)
Recoveries	—	—	—	—	—	—
Provision	—	24	—	—	22	46
Ending balance	$—	$—	$—	$—	$—	$—

Six Months Ended
June 30, 2015
Beginning balance	$—	$—	$—	$—	$—	$—
Charge-offs	—	(24)	—	—	(24)	(48)
Recoveries	—	—	—	—	—	—
Provision	—	24	—	—	24	48
Ending balance	$—	$—	$—	$—	$—	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased non-credit loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2016
Commercial real estate	$—	$—	$—	$—	$76,092	$76,092
Residential real estate	—	—	—	662	59,438	60,100
Owner-occupied real estate	—	—	—	206	56,208	56,414
Commercial, financial & agricultural	158	—	158	873	10,248	11,121
Consumer	—	—	—	3	1,975	1,978
Total purchased non-credit impaired loans	$158	$—	$158	$1,744	$203,961	$205,705

December 31, 2015
Commercial real estate	$—	$—	$—	$24	$93,080	$93,104
Residential real estate	53	—	53	776	68,277	69,053
Owner-occupied real estate	—	—	—	222	61,091	61,313
Commercial, financial & agricultural	—	—	—	830	13,386	14,216
Consumer	—	—	—	5	2,619	2,624
Total purchased non-credit impaired loans	$53	$—	$53	$1,857	$238,453	$240,310

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
June 30, 2016
Beginning balance	$3,430	$1,643	$2,422	$50	$8	$7,553
Charge-offs	(225)	(377)	—	—	(4)	(606)
Recoveries	72	6	—	2	—	80
Provision	(443)	(247)	(920)	17	(1)	(1,594)
Ending balance	$2,834	$1,025	$1,502	$69	$3	$5,433

Six Months Ended
June 30, 2016
Beginning balance	$3,388	$1,893	$2,449	$60	$8	$7,798
Charge-offs	(733)	(894)	(211)	(228)	(56)	(2,122)
Recoveries	2,281	400	207	233	53	3,174
Provision	(2,102)	(374)	(943)	4	(2)	(3,417)
Ending balance	$2,834	$1,025	$1,502	$69	$3	$5,433

Three Months Ended
June 30, 2015
Beginning balance	$4,817	$2,571	$2,611	$551	$8	$10,558
Charge-offs	(977)	(594)	(373)	(201)	(10)	(2,155)
Recoveries	174	107	476	363	107	1,227
Provision	250	271	(1)	(88)	(87)	345
Amount attributable to FDIC loss share agreements	(235)	(130)	(149)	(34)	(1)	(549)
Provision charged to income	15	141	(150)	(122)	(88)	(204)
Provision recorded through the FDIC loss share receivable	235	130	149	34	1	549
Ending balance	$4,264	$2,355	$2,713	$625	$18	$9,975

Six Months Ended
June 30, 2015
Beginning balance	$5,461	$2,298	$1,916	$567	$4	$10,246
Charge-offs	(2,514)	(726)	(1,052)	(976)	(116)	(5,384)
Recoveries	652	236	523	559	181	2,151
Provision	665	547	1,326	475	(51)	2,962
Amount attributable to FDIC loss share agreements	(313)	(182)	(402)	(140)	(8)	(1,045)
Provision charged to income	352	365	924	335	(59)	1,917
Provision recorded through the FDIC loss share receivable	313	182	402	140	8	1,045
Ending balance	$4,264	$2,355	$2,713	$625	$18	$9,975

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2016
Commercial real estate	$1,266	$1,568	$2,834	$31,193	$21,335	$52,528
Residential real estate	183	842	1,025	2,085	54,802	56,887
Owner-occupied real estate	1,247	255	1,502	8,806	15,475	24,281
Commercial, financial & agricultural	9	60	69	149	573	722
Consumer	—	3	3	13	102	115
Total purchased credit impaired loans	$2,705	$2,728	$5,433	$42,246	$92,287	$134,533

December 31, 2015
Commercial real estate	$1,512	$1,876	$3,388	$26,981	$28,013	$54,994
Residential real estate	850	1,043	1,893	3,793	60,218	64,011
Owner-occupied real estate	2,213	236	2,449	9,937	15,427	25,364
Commercial, financial & agricultural	6	54	60	300	750	1,050
Consumer	—	8	8	6	150	156
Total purchased credit impaired loans	$4,581	$3,217	$7,798	$41,017	$104,558	$145,575

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired organic and purchased non-credit impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
Impaired Loans: Organic and Purchased Non-Credit Impaired
With no related allowance recorded:
Construction, land & land development	$4,597	$3,064	$—	$4,652	$3,203	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	4,597	3,064	—	4,652	3,203	—
Residential real estate	118	105	—	134	125	—
Owner-occupied real estate	203	206	—	213	222	—
Commercial, financial & agricultural	120	105	—	903	830	—
Consumer	3	3	—	8	5	—
Subtotal	5,041	3,483	—	5,910	4,385	—
With related allowance recorded:
Construction, land & land development	4,181	2,047	172	16	15	8
Other commercial real estate	75	29	14	395	363	181
Total commercial real estate	4,256	2,076	186	411	378	189
Residential real estate	1,789	1,670	556	1,506	1,439	447
Owner-occupied real estate	—	—	—	259	246	123
Commercial, financial & agricultural	1,465	1,412	480	489	469	235
Consumer	31	30	15	37	36	18
Subtotal	7,541	5,188	1,237	2,702	2,568	1,012
Total impaired loans	$12,582	$8,671	$1,237	$8,612	$6,953	$1,012

(1) Includes loans with SBA guaranteed balances of $1.5 million and $1.2 million at June 30, 2016 and December 31, 2015, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired organic and purchased non-credit impaired loans, for the periods presented (dollars in thousands):

	June 30, 2016		June 30, 2015
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$6,354	$36	$3,384	$—
Other commercial real estate	279	1	664	10
Total commercial real estate	6,633	37	4,048	10
Residential real estate	1,826	8	354	3
Owner-occupied real estate	314	5	425	3
Commercial, financial & agricultural	2,412	24	277	3
Consumer	35	—	33	—
Total impaired loans	$11,220	$74	$5,137	$19

Six Months Ended
Construction, land & land development	$6,845	$36	$3,403	$41
Other commercial real estate	321	1	668	19
Total commercial real estate	7,166	37	4,071	60
Residential real estate	1,868	13	378	6
Owner-occupied real estate	380	6	306	3
Commercial, financial & agricultural	2,242	42	265	4
Consumer	38	—	27	—
Total impaired loans	$11,694	$98	$5,047	$73

(1) The average recorded investment for troubled debt restructurings was $7.2 million and $7.7 million for the three and six months ended June 30, 2016, respectively, and was $3.3 million and $3.4 million for the three and six months ended June 30, 2015, respectively.
(2) The interest income recognized on troubled debt restructurings was $52,000 and $61,000 for the three and six months ended June 30, 2016, respectively, and was $0 and $41,000 for the three and six months ended June 30, 2015, respectively.

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans (1):	June 30, 2016	December 31, 2015
Construction, land & land development	$5,111	$3,218
Other commercial real estate	29	363
Total commercial real estate	5,140	3,581
Residential real estate	1,775	1,564
Owner-occupied real estate	206	468
Commercial, financial & agricultural	1,517	722
Consumer	33	41
Total nonaccrual loans	$8,671	$6,376

(1) Includes both organic and purchased non-credit impaired nonaccrual loans. Purchased non-credit impaired nonaccrual loans totaled $1.7 million at June 30, 2016 and $1.3 million at December 31, 2015.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
June 30, 2016
Construction, land & land development	$194	$13	$207	$470,465	$470,672	$—
Other commercial real estate	—	29	29	748,920	748,949	—
Total commercial real estate	194	42	236	1,219,385	1,219,621	—
Residential real estate	1,025	305	1,330	138,502	139,832	—
Owner-occupied real estate	1,463	—	1,463	236,596	238,059	—
Commercial, financial & agricultural	241	311	552	289,693	290,245	—
Leases	—	—	—	82,977	82,977	—
Consumer	27	16	43	34,081	34,124	—
Total organic loans	$2,950	$674	$3,624	$2,001,234	$2,004,858	$—

December 31, 2015
Construction, land & land development	$235	$—	$235	$481,852	$482,087	$—
Other commercial real estate	—	19	19	661,043	661,062	—
Total commercial real estate	235	19	254	1,142,895	1,143,149	—
Residential real estate	656	417	1,073	139,540	140,613	—
Owner-occupied real estate	127	—	127	219,509	219,636	—
Commercial, financial & agricultural	261	18	279	181,234	181,513	—
Leases	—	—	—	71,539	71,539	—
Consumer	56	20	76	17,806	17,882	—
Total organic loans	$1,335	$474	$1,809	$1,772,523	$1,774,332	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
June 30, 2016
Construction, land & land development	$—	$—	$—	$11,427	$11,427	$—
Other commercial real estate	—	—	—	64,665	64,665	—
Total commercial real estate	—	—	—	76,092	76,092	—
Residential real estate	72	580	652	59,448	60,100	—
Owner-occupied real estate	76	—	76	56,338	56,414	—
Commercial, financial & agricultural	76	—	76	11,045	11,121	—
Consumer	13	2	15	1,963	1,978	—
Total purchased non-credit impaired loans	$237	$582	$819	$204,886	$205,705	$—

December 31, 2015
Construction, land & land development	$17	$24	$41	$18,557	$18,598	$—
Other commercial real estate	—	—	—	74,506	74,506	—
Total commercial real estate	17	24	41	93,063	93,104	—
Residential real estate	846	38	884	68,169	69,053	—
Owner-occupied real estate	—	—	—	61,313	61,313	—
Commercial, financial & agricultural	—	—	—	14,216	14,216	—
Consumer	23	—	23	2,601	2,624	—
Total purchased non-credit impaired loans	$886	$62	$948	$239,362	$240,310	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2016
Construction, land & land development	$833	$1,379	$2,212	$11,098	$13,310
Other commercial real estate	220	4,476	4,696	34,522	39,218
Total commercial real estate	1,053	5,855	6,908	45,620	52,528
Residential real estate	1,644	1,627	3,271	53,616	56,887
Owner-occupied real estate	—	4,490	4,490	19,791	24,281
Commercial, financial & agricultural	—	20	20	702	722
Consumer	1	—	1	114	115
Total purchased credit impaired loans	$2,698	$11,992	$14,690	$119,843	$134,533

December 31, 2015
Construction, land & land development	$27	$3,154	$3,181	$11,071	$14,252
Other commercial real estate	857	5,510	6,367	34,375	40,742
Total commercial real estate	884	8,664	9,548	45,446	54,994
Residential real estate	2,724	6,453	9,177	54,834	64,011
Owner-occupied real estate	2,664	2,823	5,487	19,877	25,364
Commercial, financial & agricultural	—	9	9	1,041	1,050
Consumer	4	—	4	152	156
Total purchased credit impaired loans	$6,276	$17,949	$24,225	$121,350	$145,575

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2016
Construction, land & land development	$448,150	$17,402	$9	$5,111	$—	$470,672
Other commercial real estate	711,811	35,884	847	407	—	748,949
Total commercial real estate	1,159,961	53,286	856	5,518	—	1,219,621
Residential real estate	135,354	1,937	733	1,808	—	139,832
Owner-occupied real estate	209,148	24,356	4,533	22	—	238,059
Commercial, financial & agricultural	286,962	1,349	1,217	717	—	290,245
Leases	82,977	—	—	—	—	82,977
Consumer	33,890	173	—	60	1	34,124
Total organic loans	$1,908,292	$81,101	$7,339	$8,125	$1	$2,004,858

December 31, 2015
Construction, land & land development	$460,661	$15,124	$3,108	$3,194	$—	$482,087
Other commercial real estate	637,336	20,660	2,310	756	—	661,062
Total commercial real estate	1,097,997	35,784	5,418	3,950	—	1,143,149
Residential real estate	135,588	2,964	684	1,361	16	140,613
Owner-occupied real estate	204,528	13,932	906	270	—	219,636
Commercial, financial & agricultural	178,069	1,619	1,241	584	—	181,513
Leases	71,539	—	—	—	—	71,539
Consumer	17,590	219	—	71	2	17,882
Total organic loans	$1,705,311	$54,518	$8,249	$6,236	$18	$1,774,332

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2016
Construction, land & land development	$11,427	$—	$—	$—	$—	$11,427
Other commercial real estate	61,654	1,429	1,582	—	—	64,665
Total commercial real estate	73,081	1,429	1,582	—	—	76,092
Residential real estate	55,900	3,143	322	735	—	60,100
Owner-occupied real estate	48,398	7,501	—	515	—	56,414
Commercial, financial & agricultural	9,916	332	—	873	—	11,121
Consumer	1,969	6	—	3	—	1,978
Total purchased non-credit impaired loans	$189,264	$12,411	$1,904	$2,126	$—	$205,705

December 31, 2015
Construction, land & land development	$18,347	$227	$—	$24	$—	$18,598
Other commercial real estate	68,462	4,454	1,590	—	—	74,506
Total commercial real estate	86,809	4,681	1,590	24	—	93,104
Residential real estate	64,709	3,240	329	775	—	69,053
Owner-occupied real estate	52,323	8,436	—	554	—	61,313
Commercial, financial & agricultural	12,935	451	—	830	—	14,216
Consumer	2,609	10	—	5	—	2,624
Total purchased non-credit impaired loans	$219,385	$16,818	$1,919	$2,188	$—	$240,310

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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2016
Construction, land & land development	$3,615	$1,848	$910	$6,861	$76	$13,310
Other commercial real estate	11,670	13,009	3,136	11,403	—	39,218
Total commercial real estate	15,285	14,857	4,046	18,264	76	52,528
Residential real estate	32,096	8,889	4,288	11,548	66	56,887
Owner-occupied real estate	7,430	4,866	968	11,017	—	24,281
Commercial, financial & agricultural	187	325	172	38	—	722
Consumer	69	32	1	13	—	115
Total purchased credit impaired loans	$55,067	$28,969	$9,475	$40,880	$142	$134,533

December 31, 2015
Construction, land & land development	$3,915	$1,961	$722	$7,023	$631	$14,252
Other commercial real estate	10,716	14,960	3,576	10,727	763	40,742
Total commercial real estate	14,631	16,921	4,298	17,750	1,394	54,994
Residential real estate	34,618	8,707	4,008	12,438	4,240	64,011
Owner-occupied real estate	8,657	3,793	1,244	11,319	351	25,364
Commercial, financial & agricultural	328	392	131	192	7	1,050
Consumer	91	48	1	16	—	156
Total purchased credit impaired loans	$58,325	$29,861	$9,682	$41,715	$5,992	$145,575
Troubled Debt Restructurings (TDRs)

Total organic and purchased non-credit impaired troubled debt restructurings (TDRs) were $5.1 million and $3.8 million at June 30, 2016 and December 31, 2015, respectively, with $165,000 in related allowance for loan losses at June 30, 2016 and no related allowance at December 31, 2015. At June 30, 2016 there were no commitments to extend credit to a borrower with an existing troubled debt restructuring. At December 31, 2015 there was one commitment totaling $620,000 to extend credit to a borrower with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

The following table provides information on organic and PNCI loans that were modified as TDRs during the periods presented (dollars in thousands):

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016			June 30, 2015
TDR Additions (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Six Months Ended
Construction, land & land development	1	$4,168	$4,168	—	$—	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	1	4,168	4,168	—	—	—
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Total modifications	1	$4,168	$4,168	—	$—	$—

(1) The pre-modification and post-modification recorded investment amount represents the recorded investment on the date of the loan modification. Since the modifications on this loan were an interest rate concession and payment term extension, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

During the three and six months ended June 30, 2016 and 2015, there were no organic or PNCI TDRs that subsequently defaulted within twelve months of their modification dates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: OTHER REAL ESTATE OWNED (OREO)

The following table presents other real estate owned ("OREO") by property type at the dates indicated (dollars in thousands):

Other real estate owned	June 30, 2016	December 31, 2015
Construction, land development, and other land	$2,645	$2,115
Commercial and farmland real estate	6,646	7,098
Residential real estate	2,287	1,317
Total other real estate owned	$11,578	$10,530

The following table presents OREO by type of loan foreclosure or banking premises transferred into OREO at the dates indicated (dollars in thousands):

Other real estate owned	June 30, 2016	December 31, 2015
Organic OREO	$42	$33
Purchased Non-Credit Impaired OREO	21	—
Purchased Credit Impaired OREO	11,515	10,497
Total other real estate owned	$11,578	$10,530

At June 30, 2016, there were no consumer mortgage loans secured by residential real estate properties that were in formal foreclosure proceedings.

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three and six months ended June 30, 2016 the Company sold SBA loans with unpaid principal balances totaling $13.3 million and $24.8 million, respectively, and recognized $1.4 million and $2.6 million in gains on the loan sales, respectively. During the three and six months ended June 30, 2015 the Company sold SBA loans with unpaid principal balances totaling $10.4 million and $16.6 million, respectively, and recognized $1.1 million and $1.8 million in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of operations. SBA servicing fees totaled $314,000 and $591,000 for the three and six months ended June 30, 2016, respectively. SBA servicing fees totaled $224,000 and $422,000 for the three and six months ended June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, the Company serviced SBA loans with unpaid principal balances totaling $123.0 million and $106.8 million, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
SBA Servicing Rights	2016	2015	2016	2015
Balance, beginning of period	$2,882	$1,902	$2,626	$1,516
Additions	340	243	624	402
Fair value adjustments	(57)	40	(85)	267
Balance, end of period	$3,165	$2,185	$3,165	$2,185

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	June 30, 2016	December 31, 2015
Fair value	$3,165	$2,626
Weighted average discount rate	11.5%	12.1%
Decline in fair value due to a 100 basis point adverse change	$(117)	$(95)
Decline in fair value due to a 200 basis point adverse change	(226)	(183)
Prepayment speed	7.7%	7.6%
Decline in fair value due to a 10% adverse change	$(100)	$(79)
Decline in fair value due to a 20% adverse change	(194)	(153)
Weighted average remaining life (years)	7.2	7.2

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

Information about the SBA loans serviced by the Company at and for the period presented is as follows (dollars in thousands):

	June 30, 2016
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Six Months Ended June 30, 2016
Serviced for others	$123,006	$—	$—	$—
Held-for-sale	14,418	—	—	—
Held-for-investment	145,262	317	4,834	2,160
Total SBA loans serviced	$282,686	$317	$4,834	$2,160

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the calculation of the loss recognized as a result of the termination of the FDIC loss share agreements, including the clawback provisions and settlement of historic loss share and expense reimbursement claims (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Cash paid to the FDIC to settle loss share agreements	$(3,100)	$(3,100)
FDIC loss share receivable	(16,959)	(16,959)
FDIC clawback payable	5,511	5,511
Loss on termination of FDIC loss share	(14,548)	(14,548)
Net amortization of FDIC receivable for loss share agreements during the period	(492)	(1,940)
Amortization of FDIC receivable for loss share agreements	$(15,040)	$(16,488)

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to purchased credit impaired loans and acquired other real estate owned previously covered under loss share agreements with the FDIC for the periods presented (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Balance, beginning of period	$17,098	$22,320
Provision for loan and lease losses attributable to FDIC for loss share agreements	549	1,045
Wires sent	1,784	1,784
Net recoveries	(1,897)	(6,627)
Amortization	(492)	(1,940)
External expenses qualifying under loss share agreements	(83)	377
Termination of FDIC loss share	(16,959)	(16,959)
Balance, end of period	$—	$—

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps and Caps Fair Values

The table below presents the fair values of the Company's interest rate swaps and caps at the dates presented (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$137	$1,262	$5,554	$1,496

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$—	$—	$313	$174

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps and Caps Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At June 30, 2016, the Company had 102 interest rate swaps with an aggregate notional amount of $179.7 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2016	2015	2016	2015
Amount of (loss) gain recognized in income on derivatives	Noninterest income	$(1,471)	$1,538	$(4,373)	$(133)
Amount of gain (loss) recognized in income on hedged items	Noninterest income	1,355	(1,356)	4,062	101
Total net (loss) gain recognized in income on fair value hedge ineffectiveness		$(116)	$182	$(311)	$(32)

During the three and six months ended June 30, 2016 the Company recognized a net loss of $116,000 and $311,000, respectively, related to hedge ineffectiveness on the fair value swaps. During the three and six months ended June 30, 2015, the Company recognized a net gain of $182,000 and a net loss of $32,000, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $491,000 and $963,000 for the three and six months ended June 30, 2016, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. For the three and six months ended June 30, 2015 the Company recognized a net reduction in interest income of $538,000 and $1.1 million, respectively, related to the fair value hedges. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net gain of $1,000 and a net loss of $47,000, respectively, in interest income for the three and six months ended June 30, 2016 related to the unamortized basis in the hedged items. For the three and six months ended June 30, 2015 the Company recognized net losses of $20,000 and $433,000, respectively, related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended June 30, 2016 and 2015.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $1.5 million is expected to be reclassified as a decrease to net interest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2016	2015	2016	2015
Amount of loss recognized in AOCI on derivatives (effective portion)	OCI	$(238)	$(195)	$(920)	$(1,495)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	266	119	484	220
Total gain (loss) recognized in consolidated statements of comprehensive income		$28	$(76)	$(436)	$(1,275)

Interest Rate Swaps Not Designated as Hedging Instruments

Interest Rate Swaps

At June 30, 2016, the Company had two interest rate swaps with an aggregate notional amount of $6.8 million not designated as fair value hedges associated with the Company's fixed rate loan program. At June 30, 2016, the fair value of the interest rate swaps liability not designated as hedging instruments was $313,000. For the three and six months ended June 30, 2016, there was a net loss of $65,000 and a net loss of $220,000, respectively, recorded in the income statement for the interest rate swaps not designated as hedging instruments. For the three and six months ended June 30, 2015 there was a net gain of $61,000 and a net loss $3,000, respectively, recorded in the income statement for the interest rate swaps not designated as hedging instruments.

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

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At June 30, 2016, the termination value of derivatives in a net liability position under these agreements was $6.0 million, for which the Company posted $4.6 million in cash collateral. Although the Company did not breach any provisions at June 30, 2016, if a breach had occurred, the maximum amount of additional collateral the Company would have been required to post to counterparties was $1.4 million.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Derivatives Not Designated as Hedging Instruments

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities," respectively, on the consolidated statements of financial condition. At June 30, 2016 and December 31, 2015, the fair value of mortgage derivative assets was $1.4 million and $869,000, respectively, and the fair value of mortgage derivative liabilities was $1.1 million and $505,000, respectively. At June 30, 2016 and December 31, 2015, the Company had approximately $78.2 million and $47.3 million, respectively, of interest rate lock commitments, and $118.9 million and $85.9 million, respectively, of forward commitments for the future delivery of residential mortgage loans. The net gain related to interest rate lock commitments was $743,000 and $184,000 for the six months ended June 30, 2016 and 2015, respectively. The net loss for forward commitments related to these mortgage loans was $850,000 for the six months ended June 30, 2016. The net gain for the six months ended June 30, 2015 was $880,000.

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2016	2015	2016	2015
Amount of (loss) gain recognized in income on interest rate swaps	Noninterest income	$(65)	$61	$(220)	$(3)
Amount of gain (loss) recognized in income on interest rate lock commitments	Noninterest income	172	(506)	743	184
Amount of (loss) gain recognized in income on forward commitments	Noninterest income	(508)	1,206	(850)	880
Total (loss) gain recognized in income on derivatives not designated as hedging instruments		$(401)	$761	$(327)	$1,061

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
June 30, 2016
Offsetting Assets
Interest rate swaps and caps	$137	$—	$137	$(137)	$—	$—
Offsetting Liabilities
Interest rate swaps and caps	$5,867	$—	$5,867	$(137)	$(4,561)	$1,169
Repurchase agreements	33,923	—	33,923	—	(33,923)	—
Total liabilities	$39,790	$—	$39,790	$(137)	$(38,484)	$1,169

December 31, 2015
Offsetting Assets
Interest rate swaps and caps	$1,262	$—	$1,262	$(883)	$(150)	$229
Offsetting Liabilities
Interest rate swaps and caps	$1,670	$—	$1,670	$(883)	$(269)	$518
Repurchase agreements	32,179	—	32,179	—	(32,179)	—
Total liabilities	$33,849	$—	$33,849	$(883)	$(32,448)	$518

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

At June 30, 2016 and December 31, 2015, securities sold under repurchase agreements were $33.9 million and $32.2 million, respectively, all of which mature on an overnight and continuous basis. At both June 30, 2016 and December 31, 2015, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

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

Beginning on January 1, 2016, the Company and State Bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2016 is common equity equal to .625% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at both June 30, 2016 and December 31, 2015 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%
Total Capital	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At June 30, 2016 and December 31, 2015, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	June 30, 2016			December 31, 2015
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$504,114	16.52%	$137,360	$493,294	17.71%	$125,372
Tier 1 Capital	504,114	16.52%	183,146	493,294	17.71%	167,162
Total Capital	531,713	17.42%	244,195	522,369	18.75%	222,883
Tier 1 Leverage	504,114	14.56%	138,485	493,294	14.48%	136,315

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	June 30, 2016				December 31, 2015
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
CET1 Capital	$435,541	14.34%	$136,687	$197,437	$427,526	15.42%	$124,773	$180,227
Tier 1 Capital	435,541	14.34%	182,249	242,999	427,526	15.42%	166,364	221,818
Total Capital	463,140	15.25%	242,999	303,749	456,601	16.47%	221,818	277,273
Tier 1 Leverage	435,541	12.62%	138,031	172,538	427,526	12.62%	135,507	169,383

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC on March 14, 2014. Under the terms of the Capital Maintenance Agreement, State Bank is required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. During the term of the agreement, if at any time State Bank's leverage ratio falls below 10%, or its risk-based capital ratio falls below 12%, the Company is required to immediately cause sufficient actions to be taken to restore State Bank's leverage and risk-based capital ratios to 10% and 12%, respectively. The Capital Maintenance Agreement expired on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at June 30, 2016.

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At June 30, 2016, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At June 30, 2016, the Company had $53.7 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

A summary of the Company's commitments is as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Commitments to extend credit:
Fixed	$35,115	$28,744
Variable	560,713	502,538
Letters of credit:
Fixed	3,362	1,907
Variable	4,760	4,925
Total commitments	$603,950	$538,114

The fixed rate loan commitments have maturities ranging from one month to fifteen years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company maintains a recourse liability for mortgage loans sold to investors. At June 30, 2016, the recourse liability was $384,000.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the six months ended June 30, 2016 and the year ended December 31, 2015, there were no transfers between levels.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At June 30, 2016, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. Interest income is recorded in interest income on the consolidated statements of operations and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at June 30, 2016.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2016, the aggregate fair value of the Company's mortgage loans held-for-sale was $56.9 million and the contractual balance including accrued interest was $54.8 million, with a fair value mark totaling $2.0 million. The Company recognized a gain of $618,000 and $1.1 million for the three and six months ended ended June 30, 2016, respectively, related to the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of operations. For the three and six months ended June 30, 2015, the amounts recognized related to the change in fair value of the mortgage loans held-for-sale were losses of $449,000 and $339,000, respectively.

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

Mortgage Derivatives

Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held-for-sale. The Company relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held-for-sale. The model groups the interest rate lock commitments by interest rate and term, applies an estimated pull-through rate based on historical experience, and then multiplies by quoted investor prices which were determined to be reasonably applicable to the loan commitment group based on interest rate, term, and rate lock expiration date of the loan commitment group. While there are Level 2 and 3 inputs used in the valuation model, the Company has determined that the majority of the inputs significant in the valuation of the interest rate lock commitments fall within Level 3 of the fair value hierarchy. Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of operations.

Mortgage derivatives also include forward commitments to sell residential mortgage loans to various investors when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitment to fund loans. The Company also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available (Level 2). Changes in the fair values of these derivatives are included in "mortgage banking income" on the consolidated statements of operations.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SBA Servicing Rights

The Company has the rights to service a portfolio of SBA loans. The SBA servicing rights are measured at fair value when loans are sold on a servicing retained basis. The servicing rights are subsequently measured at fair value on a recurring basis utilizing Level 3 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. For non-guaranteed portions of servicing assets, future cash flows are estimated using loan specific assumptions for losses and recoveries. Adjustments to fair value are recorded as a component of "SBA income" on the consolidated statements of operations. Please reference Note 8 for the rollforward of the SBA servicing rights asset at fair value utilizing level 3 inputs.

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2016	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$96,592	$—	$96,592
States and political subdivisions	—	1,785	—	1,785
Residential mortgage-backed securities — nonagency	—	167,111	—	167,111
Residential mortgage-backed securities — agency	—	481,632	—	481,632
Corporate securities	—	77,860	—	77,860
Mortgage loans held-for-sale	—	56,883	—	56,883
Mortgage derivatives	—	43	1,338	1,381
Interest rate swaps and caps	—	137	—	137
SBA servicing rights	—	—	3,165	3,165
Total recurring assets at fair value	$—	$882,043	$4,503	$886,546

Liabilities:
Interest rate swaps and caps	$—	$5,867	$—	$5,867
Mortgage derivatives	—	565	560	1,125
Total recurring liabilities at fair value	$—	$6,432	$560	$6,992

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$103,272	$—	$103,272
States and political subdivisions	—	1,813	—	1,813
Residential mortgage-backed securities — nonagency	—	150,702	—	150,702
Residential mortgage-backed securities — agency	—	503,688	—	503,688
Asset-backed securities	—	46,245	—	46,245
Corporate securities	—	81,985	—	81,985
Mortgage loans held for sale	—	48,803	—	48,803
Mortgage derivatives	—	218	651	869
Interest rate swaps and caps	—	1,262	—	1,262
SBA servicing rights	—	—	2,626	2,626
Total recurring assets at fair value	$—	$937,988	$3,277	$941,265

Liabilities:
Interest rate swaps and caps	$—	$1,670	$—	$1,670
Mortgage derivatives	—	144	361	505
Total recurring liabilities at fair value	$—	$1,814	$361	$2,175

	Three Months Ended June 30		Six Months Ended June 30
	2016		2016
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$1,350	$635	$651	$361
Acquired	—	—	—	—
Issuances (1)	606	542	1,657	1,169
Settlements and closed loans (1)	(618)	(617)	(970)	(970)
Balance, end of period	$1,338	$560	$1,338	$560

	Three Months Ended June 30		Six Months Ended June 30
	2015		2015
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$926	$355	$—	$—
Acquired	—	—	272	135
Issuances (1)	301	301	1,086	652
Settlements and closed loans (1)	(447)	(353)	(578)	(484)
Balance, end of period	$780	$303	$780	$303

(1) Total gain on the change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of operations, was $63,000 and $488,000 for the three and six months ended June 30, 2016, respectively, and $94,000 and $340,000 for the three and six months ended June 30, 2015, respectively.

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

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2016
Impaired loans	$—	$—	$7,434	$7,434
Total nonrecurring assets at fair value	$—	$—	$7,434	$7,434

December 31, 2015
Impaired loans	$—	$—	$5,941	$5,941
Total nonrecurring assets at fair value	$—	$—	$5,941	$5,941

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $8.7 million and $7.0 million with respective valuation allowances of $1.2 million and $1.0 million at June 30, 2016 and December 31, 2015, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2016
Other real estate owned	$—	$—	$14,425	$14,425

December 31, 2015
Other real estate owned	$—	$—	$12,110	$12,110

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Other real estate owned:
Other real estate owned at fair value	$14,425	$12,110
Estimated selling costs and other adjustments	(2,847)	(1,580)
Other real estate owned	$11,578	$10,530

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

June 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,165	Discounted cash flows	Discount rate	8% - 17% (12%)
			Prepayment speed	4% - 11% (8%)
Mortgage derivatives - asset	$1,338	Pricing model	Pull-through rate	82%
Mortgage derivatives - liability	$560	Pricing model	Pull-through rate	82%
Impaired loans - collateral dependent	$7,434	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (14%)
Other real estate owned	$14,425	Third party appraisal	Management discount for property type and recent market volatility	0% - 68% (14%)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$2,626	Discounted cash flows	Discount rate	9% - 17% (12%)
			Prepayment speed	4% - 10% (8%)
Mortgage derivatives - asset	$651	Pricing model	Pull-through rate	81%
Mortgage derivatives - liability	$361	Pricing model	Pull-through rate	81%
Impaired loans - collateral dependent	$5,941	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (15%)
Other real estate owned	$12,110	Third party appraisal	Management discount for property type and recent market volatility	0% - 75% (33%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The Company has determined the estimated fair value amounts using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at June 30, 2016 and December 31, 2015.

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$82,567	$82,567	$175,362	$175,362
Investment securities available-for-sale	Level 2	824,980	824,980	887,705	887,705
Investment securities held-to-maturity	Level 2	63,080	63,139	—	—
Loans held-for-sale	Level 2	71,302	72,800	54,933	55,513
Loans, net	Level 3	2,317,497	2,343,295	2,131,142	2,140,985
Other real estate owned	Level 3	11,578	14,425	10,530	12,110
Interest rate swaps and caps	Level 2	137	137	1,262	1,262
Mortgage derivatives	Levels 2 & 3	1,381	1,381	869	869
SBA servicing rights	Level 3	3,165	3,165	2,626	2,626
Accrued interest receivable	Level 2	9,030	9,030	8,382	8,382
Federal Home Loan Bank stock	Level 3	5,745	5,745	3,058	3,058

Liabilities:
Deposits	Level 2	$2,885,490	$2,885,352	$2,861,962	$2,860,866
Securities sold under repurchase agreements	Level 2	33,923	33,923	32,179	32,179
FHLB borrowings	Level 2	62,000	62,000	—	—
Notes payable	Level 2	398	398	1,812	1,812
Interest rate swaps and caps	Level 2	5,867	5,867	1,670	1,670
Mortgage derivatives	Levels 2 & 3	1,125	1,125	505	505
Accrued interest payable	Level 2	1,405	1,405	1,106	1,106

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

FHLB Borrowings

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

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Numerator:
Net income per consolidated statements of operations	$13,839	$(2,021)	$24,677	$7,183
Net income allocated to participating securities	(404)	61	(669)	(189)
Net income allocated to common stock	$13,435	$(1,960)	$24,008	$6,994

Basic earnings per share computation:
Net income allocated to common stock	$13,435	$(1,960)	$24,008	$6,994
Weighted average common shares outstanding, including shares considered participating securities	36,899,198	35,741,762	36,982,312	35,590,035
Less: Average participating securities	(1,076,544)	(1,087,073)	(1,002,876)	(934,374)
Weighted average shares	35,822,654	34,654,689	35,979,436	34,655,661
Basic earnings per share	$.38	$(.06)	$.67	$.20

Diluted earnings per share computation:
Net income allocated to common stock	$13,435	$(1,960)	$24,008	$6,994
Weighted average common shares outstanding for basic earnings per share	35,822,654	34,654,689	35,979,436	34,655,661
Weighted average dilutive grants	101,037	—	98,384	1,321,328
Weighted average shares and dilutive potential common shares	35,923,691	34,654,689	36,077,820	35,976,989
Diluted earnings per share	$.37	$(.06)	$.67	$.19

Since the Company had a net loss for the three months ended June 30, 2015, all potential common shares, totaling 1,317,208 shares, were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the period.

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

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
June 30, 2016
Balance, beginning of period	$3,294	$(171)	$(1,646)	$1,477
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	3,759	—	(238)	3,521
Amounts reclassified for net (gains) losses realized and included in earnings	(396)	—	266	(130)
Transfer of net unrealized losses from available-for-sale to held-to-maturity	—	—	—	—
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	(2)	—	(2)
Income tax expense	1,301	—	11	1,312
Balance, end of period	$5,356	$(173)	$(1,629)	$3,554

June 30, 2015
Balance, beginning of period	$4,966	$—	$(1,025)	$3,941
Other comprehensive income (loss) before income taxes:
Net change in unrealized losses	(4,651)	—	(195)	(4,846)
Amounts reclassified for net losses realized and included in earnings	59	—	119	178
Income tax benefit	(1,720)	—	(29)	(1,749)
Balance, end of period	$2,094	$—	$(1,072)	$1,022

Six Months Ended
June 30, 2016
Balance, beginning of period	$(272)	$—	$(1,362)	$(1,634)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	9,415	—	(920)	8,495
Amounts reclassified for net (gains) losses realized and included in earnings	(409)	—	484	75
Transfer of net unrealized loss from available-for-sale to held-to-maturity	172	(172)	—	—
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	(1)	—	(1)
Income tax expense (benefit)	3,550	—	(169)	3,381
Balance, end of period	$5,356	$(173)	$(1,629)	$3,554

June 30, 2015
Balance, beginning of period	$4,210	$—	$(290)	$3,920
Other comprehensive income (loss) before income taxes:
Net change in unrealized losses	(3,057)	—	(1,495)	(4,552)
Amounts reclassified for net (gains) losses realized and included in earnings	(321)	—	220	(101)
Income tax benefit	(1,262)	—	(493)	(1,755)
Balance, end of period	$2,094	$—	$(1,072)	$1,022

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Operations	2016	2015	2016	2015
Investment securities available-for-sale
Gain on sale of investment securities	$396	$59	$409	$(321)
Income tax expense	(153)	(23)	(158)	124
Net income	$243	$36	$251	$(197)

Cash flow hedges (effective portion)
Interest expense on deposits	$(266)	$(119)	$(484)	$(220)
Income tax benefit	103	46	187	85
Net income	$(163)	$(73)	$(297)	$(135)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at June 30, 2016 as compared to December 31, 2015 and our results of operations for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2015 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company ("State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia, and which initially operated as a small community bank with two branch offices located in Dooly County, Georgia. Between July 24, 2009 and June 30, 2016, we successfully completed 14 bank acquisitions totaling $4.6 billion in assets and $4.1 billion in deposits.

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

As a result of our acquisitions, we were transformed from a small community bank to a much larger commercial bank. We are now operating 25 full-service branches throughout middle Georgia, metropolitan Atlanta and Augusta, Georgia. We also operate seven mortgage origination offices. At June 30, 2016, our total assets were $3.6 billion, our total loans receivable were $2.3 billion, our total deposits were $2.9 billion and our total shareholders' equity was $553.4 million.

During the second quarter of 2015, we entered into an agreement with the FDIC to terminate our loss share agreements for all 12 of our FDIC-assisted acquisitions, resulting in a one-time after-tax charge of approximately $8.9 million, or $14.5 million pre-tax. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions and the settlement of historic loss share expense reimbursement claims, were eliminated under the early termination agreement. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share agreements will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses. We recognized approximately $2.2 million and $4.5 million in loan recovery income and gain on sales of OREO for the three and six months ended June 30, 2016, respectively, which we would have owed to the FDIC under the loss share agreements. Offsetting the income and gains are loan collection costs the FDIC would have reimbursed to us under our loss share agreements totaling approximately $122,000 and $324,000 for the three and six months ended June 30, 2016, respectively.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended June 30, 2016:

•
Net income for the quarter ended June 30, 2016 was $13.8 million, or $.37 per diluted share, compared to a net loss of $(2.0) million, or $(.06) per diluted share, for the quarter ended June 30, 2015. The net loss for the quarter ended June 30, 2015 was due to the one-time after-tax loss share termination charge of $8.9 million, or $14.5 million pre-tax.

•
Noninterest income was $10.2 million for the quarter ended June 30, 2016 compared to negative $5.7 million for the quarter ended June 30, 2015, an increase of $16.0 million, or 278.8%. The increase is primarily a result of the one-time loss share termination charge of $14.5 million for the quarter ended June 30, 2015. Also contributing to the increase was higher mortgage banking and SBA income as a result of increased production volumes, as well as higher payroll fee income, partially offset by a decrease of $291,000 in prepayment fees as compared to the quarter ended June 30, 2015.

•
Our net interest income on a taxable equivalent basis was $41.8 million for the quarter ended June 30, 2016, an increase of $8.2 million, or 24.5%, from the quarter ended June 30, 2015. Our interest income increased $8.6 million for the quarter ended June 30, 2016 attributable to a $5.6 million increase in accretion income on loans, a $2.3 million increase in loan interest income and a $691,000 increase in investment interest income.

•
We experienced strong loan growth during the three and six months ended June 30, 2016. At June 30, 2016, total organic and purchased non-credit impaired loans were $2.2 billion, an increase of $91.8 million, or 4.3%, from March 31, 2016. Additionally, total organic and purchased non-credit impaired loans increased $195.9 million, or 9.7%, from December 31, 2015.

•
The accretable discount on purchased credit impaired loans decreased $28.4 million to $75.4 million for the quarter ended June 30, 2016, compared to $103.8 million for the quarter ended June 30, 2015. The decrease is a result of $49.1 million in accretion income recognized on purchased credit impaired loans, offset by additions from acquisitions of $1.6 million and transfers from nonaccretable to accretable discount of $19.0 million.

•
Organic and PNCI asset quality remained favorable at June 30, 2016 with a ratio of nonperforming assets to total loans plus other real estate owned of .40% and a ratio of nonperforming loans to total loans of .39%.

•
The average cost of funds remained low at 33 basis points for the quarter ended June 30, 2016, an increase of four basis points from the same period in 2015, primarily due to a time deposit special run during the fourth quarter of 2015 and first quarter of 2016.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 14.56%, CET1 and Tier 1 risk-based capital ratios of 16.52%, and a Total risk-based capital ratio of 17.42% at June 30, 2016.

•	During the second quarter of 2016, we declared and paid a cash dividend of $0.14 per common share to our shareholders.
Recent Developments
Proposed Acquisition of NBG Bancorp, Inc. and The National Bank of Georgia
On April 5, 2016, the Company entered into an agreement and plan of merger (the "NBG merger agreement") to acquire NBG Bancorp, Inc. ("NBG") and its wholly-owned subsidiary, The National Bank of Georgia ("National Bank of Georgia"). Upon the closing of the transaction, NBG will merge with and into the Company, immediately followed by the merger of National Bank of Georgia with and into State Bank.

At June 30, 2016, NBG had total assets of approximately $417 million, total loans of approximately $342 million, total deposits of approximately $322 million, and total shareholder's equity of approximately $44 million. National Bank of Georgia is headquartered in Athens, Georgia and operates one additional banking office in Gainesville, Georgia and a mortgage office in Athens.

The NBG merger agreement was unanimously approved by the Boards of Directors of both companies. At a special meeting held on July 25, 2016, NBG received shareholder approval for the transaction. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals.

Proposed Acquisition of S Bankshares, Inc. and S Bank
On May 19, 2016 the Company entered into an agreement and plan of merger to acquire S Bankshares and its wholly-owned subsidiary, S Bank (the "S Bankshares merger agreement"). Upon the closing of the transaction, S Bankshares will merge with and into the Company, immediately followed by the merger of S Bank with and into State Bank.

At June 30, 2016, S Bankshares had total assets of approximately $109 million, total loans of approximately $82 million, total deposits of approximately $91 million, and total shareholder’s equity of approximately $11 million. S Bank has banking operations in Savannah, Glennville, Reidsville, and Hinesville, Georgia.

The S Bankshares merger agreement has been approved by the Boards of Directors of both companies. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and S Bankshares, Inc shareholder approval.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2015 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Financial Summary

The following table provides unaudited selected financial data at and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2, including Table 2 below, "Non-GAAP Measures Reconciliation".

Table 1 - Financial Highlights Selected Financial Information
	2016		2015			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2016	2015

SELECTED RESULTS OF OPERATIONS
Interest income on loans	$25,406	$24,342	$24,250	$24,218	$23,070	$49,748	$44,470
Accretion income on loans	13,961	9,743	14,240	11,156	8,365	23,704	24,434
Interest income on invested funds	4,726	4,673	4,139	4,050	4,032	9,399	7,634
Total interest income	44,093	38,758	42,629	39,424	35,467	82,851	76,538
Interest expense	2,371	2,113	1,994	1,977	1,972	4,484	3,951
Net interest income	41,722	36,645	40,635	37,447	33,495	78,367	72,587
Provision for loan losses (organic & PNCI loans)	1,600	1,689	1,003	608	268	3,289	1,340
Provision for loan losses (purchased credit impaired loans)	(1,594)	(1,823)	(509)	(873)	(204)	(3,417)	1,917
Total provision for loan losses	6	(134)	494	(265)	64	(128)	3,257
Amortization of FDIC receivable for loss share agreements	—	—	—	—	(15,040)	—	(16,488)
Other noninterest income (1)	10,230	9,391	8,136	8,894	9,319	19,621	19,569
Total noninterest income	10,230	9,391	8,136	8,894	(5,721)	19,621	3,081
Total noninterest expense	30,674	28,898	29,562	32,416	31,357	59,572	61,444
Income before income taxes	21,272	17,272	18,715	14,190	(3,647)	38,544	10,967
Income tax expense	7,433	6,434	6,594	5,071	(1,626)	13,867	3,784
Net income (loss)	$13,839	$10,838	$12,121	$9,119	$(2,021)	$24,677	$7,183

COMMON SHARE DATA
Basic net income per share	$.38	$.29	$.33	$.26	$(.06)	$.67	$.20
Diluted net income per share	.37	.29	.33	.25	(.06)	.67	.19
Cash dividends declared per share	.14	.14	.14	.07	.06	.28	.11
Book value per share	15.00	14.73	14.47	14.88	14.62	15.00	14.62
Tangible book value per share (2)	13.77	13.49	13.22	13.78	13.51	13.77	13.51
Dividend payout ratio	37.84%	48.28%	42.42%	28.00%	(100.00)%	41.79%	57.89%

Table 1 - Financial Highlights Selected Financial Information
	2016		2015			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2016	2015
COMMON SHARES OUTSTANDING
Common stock	36,894,641	37,052,008	37,077,848	35,753,855	35,763,791	36,894,641	35,763,791
Weighted average shares outstanding:
Basic	35,822,654	36,092,269	35,208,607	34,687,354	34,654,689	35,979,436	34,655,661
Diluted (3)	35,923,691	36,187,662	36,140,474	36,003,068	34,654,689	36,077,820	35,976,989

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (4)	$2,326,666	$2,250,518	$2,203,993	$2,136,746	$2,099,798	$2,288,616	$2,048,502
Assets	3,524,231	3,476,646	3,455,342	3,344,023	3,316,424	3,500,384	3,330,856
Deposits	2,873,019	2,854,514	2,842,788	2,766,314	2,746,818	2,863,818	2,743,301
Equity	546,838	542,444	534,702	529,498	525,259	544,467	525,264
Tangible equity	501,221	496,287	491,346	489,757	485,337	498,581	485,213

SELECTED ACTUAL BALANCES
Total assets	$3,586,503	$3,532,971	$3,470,067	$3,388,673	$3,300,308	$3,586,503	$3,300,308
Investment securities	888,060	910,167	887,705	831,548	815,277	888,060	815,277
Organic loans	2,004,858	1,895,340	1,774,332	1,694,949	1,524,286	2,004,858	1,524,286
Purchased non-credit impaired loans	205,705	223,398	240,310	285,419	340,539	205,705	340,539
Purchased credit impaired loans	134,533	139,795	145,575	159,323	177,361	134,533	177,361
Allowance for loan and lease losses	(27,599)	(30,345)	(29,075)	(28,930)	(29,569)	(27,599)	(29,569)
Interest-earning assets	3,375,061	3,326,274	3,266,042	3,184,739	3,101,341	3,375,061	3,101,341
Total deposits	2,885,490	2,905,598	2,861,962	2,795,188	2,736,285	2,885,490	2,736,285
Interest-bearing liabilities	2,152,138	2,049,398	2,069,737	1,979,675	1,988,697	2,152,138	1,988,697
Noninterest-bearing liabilities	881,009	937,718	863,840	876,837	788,627	881,009	788,627
Shareholders' equity	553,356	545,855	536,490	532,161	522,984	553,356	522,984

PERFORMANCE RATIOS
Return on average assets (5)	1.58%	1.25%	1.39%	1.08%	(.24)%	1.42%	.43%
Return on average equity (5)	10.18	8.04	8.99	6.83	(1.54)	9.11	2.76
Cost of funds	.33	.29	.28	.28	.29	.31	.29
Net interest margin (6)	5.08	4.53	4.99	4.73	4.33	4.81	4.71
Net interest margin excluding accretion income (7)	3.53	3.48	3.40	3.52	3.45	3.50	3.32
Interest rate spread (6)	4.91	4.37	4.84	4.58	4.19	4.64	4.58
Efficiency ratio (5)(8)	59.04	62.77	60.61	69.95	112.90	60.80	81.20

CAPITAL RATIOS
Average tangible equity to average tangible assets (2)	14.41%	14.47%	14.40%	14.82%	14.81%	15.55%	14.74%
Leverage ratio	14.56	14.59	14.48	14.93	14.92	14.56	14.92
CET1 risk-based capital ratio	16.52	17.09	17.71	18.20	19.12	16.52	19.12
Tier 1 risk-based capital ratio	16.52	17.09	17.71	18.20	19.12	16.52	19.12
Total risk-based capital ratio	17.42	18.13	18.75	19.28	20.28	17.42	20.28

Table 1 - Financial Highlights Selected Financial Information
	2016		2015			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2016	2015
ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.46%	.03%	(.02)%	.01%	.01%	.25%	.01%
Nonperforming loans to total loans	.35	.50	.29	.30	.33	.35	.33
Nonperforming assets to loans + ORE	.35	.50	.29	.33	.34	.35	.34
Past due loans to total loans	.18	.47	.10	.08	.08	.18	.08
Allowance for loan and lease losses to loans	1.10	1.19	1.20	1.19	1.29	1.10	1.29

(1)	Includes all line items of noninterest income other than amortization of FDIC receivable for loss share agreements.

(2)	Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2, "Non-GAAP Measures Reconciliation" for further information.

(3)
Since the Company had a net loss for the three month period ended June 30, 2015, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the period.

(4)
Includes quarter-to-date average nonaccrual loans of $10.0 million for second quarter 2016, $8.9 million for first quarter 2016, $6.5 million for fourth quarter 2015, $5.9 million for third quarter 2015 and $4.9 million for second quarter 2015.

(5)	Net income annualized for the applicable period.

(6)	Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 35%.

(7)	Excludes accretion income on loans and average purchased credit impaired loans.

(8)	Noninterest expenses divided by net interest income plus noninterest income.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Management evaluates the capital position of the Company by using certain financial measures not calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), including: tangible book value per common share and average tangible equity to average tangible assets. We have included these non-GAAP financial measures in this report for the applicable periods presented. Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our capital position, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management. Management uses non-GAAP measures as follows: preparation of our operating budgets, monthly financial performance reporting, and presentation to investors of our performance.

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

Table 2 - Non-GAAP Measures Reconciliation Selected Financial Information
	2016		2015			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2016	2015

BOOK VALUE PER COMMON SHARE RECONCILIATION
Tangible book value per common share	$13.77	$13.49	$13.22	$13.78	$13.51	$13.77	$13.51
Effect of goodwill and other intangibles	1.23	1.24	1.25	1.10	1.11	1.23	1.11
Book value per common share (GAAP)	$15.00	$14.73	$14.47	$14.88	$14.62	$15.00	$14.62

AVERAGE EQUITY TO AVERAGE ASSETS RECONCILIATION
Average tangible equity to average tangible assets	14.41%	14.47%	14.40%	14.82%	14.81%	14.43%	14.74%
Effect of average goodwill and other intangibles	1.11	1.13	1.07	1.01	1.03	1.12	1.03
Average equity to average assets (GAAP)	15.52%	15.60%	15.47%	15.83%	15.84%	15.55%	15.77%

Results of Operations

Net Income (Loss)

We reported net income of $13.8 million and $24.7 million for the three and six months ended June 30, 2016, respectively, compared to net income (loss) of $(2.0) million and $7.2 million for the same periods in 2015. Diluted net income per common share were $.37 and $.67 for the three and six months ended June 30, 2016, respectively, compared to diluted net income (loss) per common share of $(.06) and $.19 for the same periods in 2015.

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

Three Months Ended June 30, 2016 and 2015

Our net interest income on a taxable equivalent basis was $41.8 million for the three months ended June 30, 2016, an increase of $8.2 million, or 24.5%, from the three months ended June 30, 2015. Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.91% for the three months ended June 30, 2016, compared to 4.19% for the same period in 2015, an increase of 72 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 5.08% for the three months ended June 30, 2016 compared to 4.33% for the same period in 2015, an increase of 75 basis points.

The yield on average earning assets was 5.37% for the three months ended June 30, 2016, compared to 4.58% for the three months ended June 30, 2015, an increase of 79 basis points, driven primarily by a $5.6 million increase in accretion income on purchased credit impaired loans. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The increase in our yield on purchased credit impaired loans was primarily due to an increase of $4.1 million in gains on loan pool closings as compared to the three months ended June 30, 2015. Our yield on loans, excluding purchased credit impaired loans, was 4.68% for the three months ended June 30, 2016, compared to 4.84% for the same period in 2015, a decrease of 16 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 2.07% and 1.90% for the three months ended June 30, 2016 and 2015, respectively. The increase of 17 basis points compared to the prior period was driven by our deployment of excess cash on the balance sheet into higher yielding investment securities.

The average rate on interest-bearing liabilities was .46% for the three months ended June 30, 2016, an increase of seven basis points from the same period in 2015. The average rate paid on interest-bearing deposits was .46% and .38% for the three months ended June 30, 2016 and 2015, respectively. The increase of eight basis points was primarily the result of an increase in time deposits from a local market time deposit special run during the fourth quarter of 2015 and first quarter of 2016 as part of management's strategy to grow new retail deposit relationships. Our cost of funds was 33 basis points for the three months ended June 30, 2016, an increase of four basis points from the same period in 2015.

Six Months Ended June 30, 2016 and 2015

Our net interest income on a taxable equivalent basis was $78.6 million for the six months ended June 30, 2016, an increase of $5.8 million, or 8.0%, from the six months ended June 30, 2015. Our net interest spread on a taxable equivalent basis was 4.64% for the six months ended June 30, 2016, compared to 4.58% for the same period in 2015, an increase of six basis points. Our net interest margin on a taxable equivalent basis was 4.81% for the six months ended June 30, 2016 compared to 4.71% for the same period in 2015, an increase of 10 basis points.

The yield on average earnings assets was 5.08% for the six months ended June 30, 2016, compared to 4.97% for the same period in 2015, an increase of 11 basis points, driven primarily by an increase of $1.9 million in interest income on investment securities. Our yield on purchased credit impaired loans was 34.52% for the six months ended June 30, 2016, compared to 27.75% for the six months ended June 30, 2015, an increase of 677 basis points. The increase in our yield on purchased credit impaired loans was primarily due to an increase of $1.5 million in gains on loan pool closings in relation to average purchased credit impaired loans for the six months ended June 30, 2016 compared to the same period in 2015. Our yield on loans, excluding purchased credit impaired loans, was 4.68% for the six months ended June 30, 2016, compared to 4.81% for the same period in 2015, a decrease of 13 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 2.06% and 1.82% for the six months ended June 30, 2016 and 2015, respectively. The increase of 24 basis points was primarily driven by our deployment of excess cash on the balance sheet into higher yielding investment securities.

The average rate on interest-bearing liabilities was 0.44% for the six months ended June 30, 2016, an increase of five basis points from the same period in 2015. The average rate paid on interest-bearing deposits was .44% and .38% for the six months ended June 30, 2016 and 2015, respectively. The increase of six basis points was primarily the result of an increase in amortization on our interest rate caps of $265,000 and a reduction of $268,000 in amortization of time deposit premiums on time deposits acquired in our acquisitions of First Bank and Bank of Atlanta. During the next twelve months, $1.5 million is expected to be reclassified as a decrease to net interest income for our interest rate caps. Our cost of funds was 31 basis points for the six months ended June 30, 2016, an increase of two basis points from the same period in 2015.

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

	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$80,638	$66.33%		$191,653	$138.29%
Investment securities (1)	905,019	4,662	2.07%	821,998	3,899	1.90%
Loans, excluding purchased credit impaired loans (2)(3)	2,191,506	25,519	4.68%	1,920,219	23,174	4.84%
Purchased credit impaired loans	135,160	13,961	41.54%	179,579	8,365	18.68%
Total earning assets	3,312,323	44,208	5.37%	3,113,449	35,576	4.58%
Total nonearning assets	211,908			202,975
Total assets	$3,524,231			$3,316,424
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$531,359	$159.12%		$522,147	$184.14%
Savings & money market deposits	1,052,106	1,397.53%		1,035,706	1,195.46%
Time deposits less than $250,000	351,883	557.64%		309,725	276.36%
Time deposits $250,000 or greater	64,869	114.71%		57,375	52.36%
Brokered and wholesale time deposits	24,471	65	1.07%	82,840	200.97%
Other borrowings	61,146	79.52%		11,667	65	2.23%
Total interest-bearing liabilities	2,085,834	2,371.46%		2,019,460	1,972.39%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	848,331			739,025
Other liabilities	43,228			32,680
Shareholders’ equity	546,838			525,259
Total liabilities and shareholders’ equity	$3,524,231			$3,316,424
Net interest income		$41,837			$33,604
Net interest spread			4.91%			4.19%
Net interest margin			5.08%			4.33%
Net interest margin excluding accretion income			3.53%			3.45%
Cost of funds			.33%			.29%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $2,000 and $5,000 for the three months ended June 30, 2016 and 2015, respectively.
(2)   Includes average nonaccrual loans of $10.0 million and $4.9 million for the three months ended June 30, 2016 and 2015, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $113,000 and $104,000 for the three months ended June 30, 2016 and 2015, respectively.

	For the Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$103,338	$186.36%		$254,992	$351.28%
Investment securities (1)	898,727	9,217	2.06%	812,552	7,315	1.82%
Loans, excluding purchased credit impaired loans (2)(3)	2,150,518	50,026	4.68%	1,870,950	44,672	4.81%
Purchased credit impaired loans	138,098	23,704	34.52%	177,552	24,434	27.75%
Total earning assets	3,290,681	83,133	5.08%	3,116,046	76,772	4.97%
Total nonearning assets	209,703			214,810
Total assets	$3,500,384			$3,330,856
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$535,121	$324.12%		$514,692	$355.14%
Savings & money market deposits	1,044,345	2,691.52%		1,053,523	2,379.46%
Time deposits less than $250,000	333,519	958.58%		318,716	550.35%
Time deposits $250,000 or greater	59,358	185.63%		56,954	94.33%
Brokered and wholesale time deposits	36,190	193	1.07%	93,095	441.96%
Other borrowings	47,467	133.56%		19,660	132	1.35%
Total interest-bearing liabilities	2,056,000	4,484.44%		2,056,640	3,951.39%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	855,285			706,321
Other liabilities	44,632			42,631
Shareholders’ equity	544,467			525,264
Total liabilities and shareholders’ equity	$3,500,384			$3,330,856
Net interest income		$78,649			$72,821
Net interest spread			4.64%			4.58%
Net interest margin			4.81%			4.71%
Net interest margin excluding accretion income			3.50%			3.32%
Cost of funds			.31%			.29%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $4,000 and $32,000 for the six months ended June 30, 2016 and 2015, respectively.
(2)   Includes average nonaccrual loans of $9.2 million and $5.0 million for the six months ended June 30, 2016 and 2015, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $278,000 and $202,000 for the six months ended June 30, 2016 and 2015, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2016 vs. 2015			June 30, 2016 vs. 2015
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$3,180	$(835)	$2,345	$6,530	$(1,176)	$5,354
Loan accretion	(2,494)	8,090	5,596	(6,065)	5,335	(730)
Investment securities	412	351	763	823	1,079	1,902
Interest-bearing deposits in other financial institutions	(89)	17	(72)	(251)	86	(165)
Total interest income	1,009	7,623	8,632	1,037	5,324	6,361

Interest expense:
Deposits	16	369	385	(54)	586	532
Other borrowings	97	(83)	14	110	(109)	1
Total interest expense	113	286	399	56	477	533
Net interest income	$896	$7,337	$8,233	$981	$4,847	$5,828

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

Organic Loans

We recorded a provision for loan and lease losses related to organic loans of $1.6 million and $222,000 for the three months ended June 30, 2016 and 2015, respectively, and $3.2 million and $1.3 million for the six months ended June 30, 2016 and 2015, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. There was a negative provision for loan and lease losses of $35,000 recorded for the three months ended June 30, 2016. For the six months ended June 30, 2016, there was a provision of $108,000 recorded. This is in comparison to a provision of $46,000 and $48,000 for the three and six months ended June 30, 2015, respectively.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the allowance for loan and lease losses. Subsequent increases in the amount of cash expected to be collected from the borrower results in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. Prior to termination of our loss share agreements with the FDIC, the amount of provision for assets covered by loss share agreements was recorded through the FDIC receivable for loss share agreements. Subsequent to termination of the FDIC loss share agreements, the impact of any provision related to these formerly covered assets will not be offset by changes in the FDIC receivable for loss share agreements, which may result in greater volatility. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $1.6 million and $3.4 million for the three and six months ended June 30, 2016, respectively, compared to a negative provision of $204,000 and a provision of $1.9 million for three and six months ended June 30, 2015, respectively.

Noninterest Income

Noninterest income for the three months ended June 30, 2016 totaled $10.2 million, up $16.0 million from the same period in 2015. Noninterest income for the six months ended June 30, 2016 totaled $19.6 million, up $16.5 million from the same period in 2015. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Service charges on deposits	$1,352	$1,501	$2,738	$2,990
Mortgage banking income	3,551	3,480	6,592	6,160
SBA income	1,685	1,380	3,187	2,503
Payroll fee income	1,111	956	2,438	2,114
ATM income	769	773	1,514	1,498
Bank-owned life insurance income	468	462	930	917
Prepayment fees	113	404	481	2,386
Gain (loss) on sale of investment securities	396	(59)	409	321
Other	785	422	1,332	680
Noninterest income before amortization of FDIC receivable for loss share agreements	10,230	9,319	19,621	19,569
Amortization of FDIC receivable for loss share agreements	—	(15,040)	—	(16,488)
Total noninterest income	$10,230	$(5,721)	$19,621	$3,081

Mortgage banking income increased $71,000, or 2.0%, for the three months ended June 30, 2016 from the same period in 2015. Mortgage banking income increased $432,000, or 7.0%, for the six months ended June 30, 2016. SBA income for the three months ended June 30, 2016 increased $305,000, or 22.1%, from the same period in 2015. SBA income for the six months ended June 30, 2016 increased $684,000, or 27.3%, from the same period in 2015. The increases in mortgage banking income and SBA income were attributable to increased production volumes.

Payroll fee income increased $155,000, or 16.2%, for the three months ended June 30, 2016 from the same period in 2015. Payroll fee income increased $324,000, or 15.3%, for the six months ended June 30, 2016 from the same period in 2015. The increase in payroll fee income for both periods was attributable to an increase in the number of payroll customers compared to the same periods in 2015. Other noninterest income increased $363,000 and $652,000, or 86.0% and 95.9%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases in other noninterest income were primarily attributable to fee income and gain on sale of equipment finance loans totaling $327,000 and $557,000 for the three and six months ended June 30, 2016, respectively, with no such amounts for the same periods in 2015.

Prepayment fees decreased $291,000 for the three months ended June 30, 2016 from the same period in 2015. For the six months ended June 30, 2016 prepayment fees decreased $1.9 million compared to the same period in 2015. The decrease in prepayment fees was a result of increased activity on early payoffs of fixed rate loans during the first quarter and second quarter of 2015.

Noninterest income includes the amortization of the FDIC receivable for loss share agreements, which represents amortization expense on the FDIC receivable for loss share agreements, inclusive of the $14.5 million one-time charge we incurred as a result of terminating our loss share agreements in the second quarter of 2015. The $15.0 million and $16.5 million decreases in the amortization of the FDIC receivable for loss share agreements for the three and six months ended June 30, 2016, from the same periods in 2015, was primarily the result of the early termination of our loss share agreements with the FDIC which resulted in our write-off of amortization expense on the FDIC receivable scheduled to be recognized during future quarters.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2016 totaled $30.7 million, down $683,000 from the same period in 2015. Noninterest expense for the six months ended June 30, 2016 totaled $59.6 million, down $1.9 million from the same period in 2015.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Salaries and employee benefits	$20,662	$20,506	$39,422	$40,088
Occupancy and equipment	3,015	3,219	6,116	6,324
Data processing	2,211	2,435	4,286	4,715
Legal and professional fees	976	1,284	1,929	2,768
Merger-related expenses	319	876	319	1,013
Marketing	619	599	1,121	1,035
Federal deposit insurance premiums and other regulatory fees	553	455	1,115	961
Loan collection costs and OREO activity	(96)	(114)	389	291
Amortization of intangibles	528	442	1,073	859
Other	1,887	1,655	3,802	3,390
Total noninterest expense	$30,674	$31,357	$59,572	$61,444

Salaries and employee benefits increased $156,000, or 0.8%, for the three months ended June 30, 2016 from the same period in 2015. For the six months ended June 30, 2016, salaries and employee benefits decreased $666,000, or 1.7%, compared to the same period in 2015. The increase in salaries and employee benefits for the three months ended June 30, 2016 was primarily due to an increase in commission expense related to our increase in mortgage and SBA production volume, partially offset by a reduction in salary and bonus expense. The decrease in salaries and employee benefits for the six months ended June 30, 2016 was primarily attributable to efficiency initiatives announced in the third quarter of 2015 and reduction in expenses associated with the merger of First Bank into State Bank during July 2015, partially offset by an increase in commission expense related to our increase in mortgage and SBA production volume.

Legal and professional fees were $976,000 for the three months ended June 30, 2016, a decrease of $308,000 compared to $1.3 million for the same period in 2015. Legal and professional fees were $1.9 million for the six months ended June 30, 2016, a decrease of $839,000 compared to $2.8 million for the same period in 2015. The decrease was largely due to reductions in payments to certain vendors associated with our efficiency initiatives, lower spending related to the infrastructure needed to support assets covered under our loss share agreements with the FDIC which were terminated in the second quarter of 2015 and lower employee recruiting fees.

Loan collection costs and OREO activity, which are net of rental fees on OREO properties as well as gains and losses on OREO, were $(96,000) for the three months ended June 30, 2016, an increase of 15.8%, compared to $(114,000) for the same period in 2015. For the six months ended June 30, 2016, loan collection costs and OREO activity were $389,000, an increase of 33.7%, compared to $291,000 for the same period in 2015. The net increase is attributable to a $1.2 million decrease in gain on sales of OREO, partially offset by a net reduction of $1.1 million in loan collection expenses and rental fees for the six months ended June 30, 2016, compared to the same period in 2015.

Amortization of intangibles increased $86,000, or 19.5%, for the three months ended June 30, 2016 from the same period in 2015. Amortization of intangibles increased $214,000, or 24.9% for the six months ended June 30, 2016 from the same period in 2015. These increases are primarily related to intangibles recorded and amortized from our acquisition of Patriot Capital Corporation in the fourth quarter of 2015.

Merger-related expenses decreased $557,000, or 63.6%, for the three months ended June 30, 2016 from the same period in 2015. Merger-related expenses decreased $694,000, or 68.5%, for the six months ended June 30, 2016 from the same period in 2015. Merger-related expenses in 2016 were attributable to our proposed acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc. The merger-related expenses in 2015 were directly related to our acquisitions of Bank of Atlanta and First Bank.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The effective tax rate was 34.9% and 44.6% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate was 36.0% and 34.5% for the six months ended June 30, 2016 and 2015, respectively.

Balance Sheet Review

General

At June 30, 2016, we had total assets of approximately $3.6 billion, consisting principally of $2.0 billion in net organic loans, $205.5 million in net purchased non-credit impaired loans, $129.1 million in net purchased credit impaired loans, $888.1 million in investment securities, $11.6 million in other real estate owned and $82.6 million in cash and cash equivalents. Our liabilities at June 30, 2016 totaled $3.0 billion, consisting principally of $2.9 billion in deposits. At June 30, 2016, our shareholders' equity was $553.4 million.

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

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At June 30, 2016, we had $825.0 million in available-for-sale securities representing approximately 23.0% of total assets, compared to $887.7 million, or 25.6% of total assets, at December 31, 2015. The $62.7 million, or 7.1%, decrease in our available-for-sale securities from December 31, 2015 to June 30, 2016 was due primarily to the transfer of certain investment securities available-for-sale to held-to-maturity during the first quarter of 2016, partially offset by additional purchases of available-for-sale securities.

At June 30, 2016, we had $63.1 million in held-to-maturity securities compared to no such securities at December 31, 2015. During the first quarter of 2016, we reclassified $56.6 million in investment securities from available-for-sale to held-to-maturity. We reclassified these securities, which are expected to be held to maturity, to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss). This reclassification will remain in effect until the investments are called or mature.

        At June 30, 2016, $96.6 million, or 10.9%, of our investment securities were invested in securities of U.S. Government agencies, compared to $103.3 million, or 11.6%, at December 31, 2015. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At June 30, 2016, $481.6 million, or 54.2%, of our securities were invested in agency mortgage-backed securities, compared to $503.7 million, or 56.7%, at December 31, 2015. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At June 30, 2016, $167.1 million, or 18.8% of our investment securities were invested in nonagency mortgage-backed securities, compared to $150.7 million, or 17.0%, at December 31, 2015. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At June 30, 2016, $52.8 million, or 5.9%, of our investment securities were invested in asset-backed securities, compared to $46.2 million, or 5.2%, at December 31, 2015. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At June 30, 2016, $88.2 million, or 9.9%, of our investment securities were invested in corporate securities, compared to $82.0 million, or 9.2%, at December 31, 2015. Corporate securities currently consist of short duration debt and longer term financial institution subordinated debt securities. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our investment portfolio at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$96,002	$96,592	$103,525	$103,272
States and political subdivisions	1,784	1,785	1,809	1,813
Residential mortgage-backed securities — nonagency	165,001	167,111	146,832	150,702
Residential mortgage-backed securities — agency	476,810	481,632	507,168	503,688
Asset-backed securities	—	—	46,570	46,245
Corporate securities	76,648	77,860	82,245	81,985
Total investment securities available-for-sale	$816,245	$824,980	$888,149	$887,705

	June 30, 2016		December 31, 2015
Investment Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$52,775	$52,689	$—	$—
Corporate securities	10,305	10,450	—	—
Total investment securities available-for-sale	$63,080	$63,139	$—	$—

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Investment Securities Available-for-Sale	Distribution of Maturities (1)
June 30, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$—	$96,002	$—	$—	$96,002
States and political subdivisions	1,484	300	—	—	1,784
Residential mortgage-backed securities — nonagency	—	—	—	165,001	165,001
Residential mortgage-backed securities — agency	—	16,150	385,836	74,824	476,810
Corporate securities	2,502	72,600	—	1,546	76,648
Total debt securities	$3,986	$185,052	$385,836	$241,371	$816,245

Fair Value (1):
U.S. Government securities	$—	$96,592	$—	$—	$96,592
States and political subdivisions	1,484	301	—	—	1,785
Residential mortgage-backed securities — nonagency	—	—	—	167,111	167,111
Residential mortgage-backed securities — agency	—	16,397	389,696	75,539	481,632
Corporate securities	2,501	73,813	—	1,546	77,860
Total debt securities	$3,985	$187,103	$389,696	$244,196	$824,980

Weighted average yield (2):
Total debt securities	1.15%	1.66%	1.37%	2.87%	1.88%

Investment Securities Held-to-Maturity	Distribution of Maturities (1)
June 30, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$31,660	$21,115	$52,775
Corporate securities	—	—	10,305	—	10,305
Total debt securities	$—	$—	$41,965	$21,115	$63,080

Fair Value (1):
Asset-backed securities	$—	$—	$31,576	$21,113	$52,689
Corporate securities	—	—	10,450	—	10,450
Total debt securities	$—	$—	$42,026	$21,113	$63,139

Weighted average yield (2):
Total debt securities	—%	—%	3.55%	2.58%	3.22%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $2.3 billion at June 30, 2016 and $2.1 billion at December 31, 2015. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $230.5 million, or 13.0%, to $2.0 billion at June 30, 2016 from December 31, 2015. The $230.5 million increase was a result of stable to improving economic conditions, growing market share within our markets and traction in asset generating verticals. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards for organic loans.

Purchased Loans

Purchased non-credit impaired loans were $205.7 million at June 30, 2016, down $34.6 million, or 14.4%, from December 31, 2015. Our purchased non-credit impaired loans declined as these loans were paid down or charged-off. Our purchased credit impaired loans decreased $11.0 million, or 7.6%, to $134.5 million at June 30, 2016 from December 31, 2015. Our purchased credit impaired loans declined as these loans were paid down or charged-off.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2016					December 31, 2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$470,672	$11,427	$13,310	$495,409	21.1%	$482,087	$18,598	$14,252	$514,937	23.9%
Other commercial real estate	748,949	64,665	39,218	852,832	36.4%	661,062	74,506	40,742	776,310	35.9%
Total commercial real estate	1,219,621	76,092	52,528	1,348,241	57.5%	1,143,149	93,104	54,994	1,291,247	59.8%
Residential real estate	139,832	60,100	56,887	256,819	11.0%	140,613	69,053	64,011	273,677	12.6%
Owner-occupied real estate	238,059	56,414	24,281	318,754	13.6%	219,636	61,313	25,364	306,313	14.2%
Commercial, financial & agricultural	290,245	11,121	722	302,088	12.9%	181,513	14,216	1,050	196,779	9.1%
Leases	82,977	—	—	82,977	3.5%	71,539	—	—	71,539	3.3%
Consumer	34,124	1,978	115	36,217	1.5%	17,882	2,624	156	20,662	1.0%
Total gross loans receivable, net of deferred fees	2,004,858	205,705	134,533	2,345,096	100.0%	1,774,332	240,310	145,575	2,160,217	100.0%
Allowance for loan and lease losses	(22,008)	(158)	(5,433)	(27,599)		(21,224)	(53)	(7,798)	(29,075)
Total loans, net	$1,982,850	$205,547	$129,100	$2,317,497		$1,753,108	$240,257	$137,777	$2,131,142

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

Six Months Ended
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

At June 30, 2016, our total ALLL for the loan portfolio was $27.6 million, a decrease of $1.5 million compared to December 31, 2015. The ALLL reflected $1.3 million of net charge-offs and a $128,000 negative provision for loan and lease losses on our total loan portfolio for the six months ended June 30, 2016.

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

At June 30, 2016, our organic ALLL increased $784,000 to $22.0 million, compared to $21.2 million at December 31, 2015. The increase in our organic ALLL at June 30, 2016 is primarily from $3.2 million of provision for loan and lease losses charged to expense for the six months ended June 30, 2016, primarily due to organic loan growth and an increase in specific reserves for impaired loans. Net charge-offs on organic loans for the six months ended June 30, 2016, increased $2.3 million compared to the same period in 2015. The increase in net charge-offs primarily related to one loan that was classified and specifically reserved for in the first quarter of 2016 and subsequently charged down in the second quarter of 2016.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At June 30, 2016, our purchased non-credit impaired ALLL was $158,000, an increase of $105,000 compared to December 31, 2015. The increase in the purchased non-credit impaired ALLL was primarily due to the ALLL calculated on one individually evaluated loan exceeding the discount we recorded at acquisition.

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

The ALLL analysis on purchased credit impaired loans represents management's estimate of the potential impairment of the acquired loans, or pools of acquired loans, after the original acquisition date. We established the purchased credit impaired ALLL due to additional credit deterioration in our purchased credit impaired loan portfolio after initial fair value estimates. Typically, decreased estimated cash flows result in impairment, while increased estimated cash flows result in a full or partial reversal of previously recorded impairment and potentially the calculation of a higher effective yield. The potentially higher yield is recorded as accretion income on our consolidated statements of operations. If actual losses exceed the estimated losses, we record a provision for loan and lease losses on purchased credit impaired loans as an expense on our consolidated statements of operations. If actual losses are less than our previously estimated losses, we reduce the purchased credit impaired ALLL by recording a negative provision for loan and lease losses on purchased credit impaired loans up to the amount of the ALLL previously recorded. Prior to the early termination of our FDIC loss share agreements in the second quarter of 2015, we recorded the provision for loan and lease losses on purchased credit impaired loans covered by loss share agreements with the FDIC net of the amount that we expected to recover under the related FDIC loss share agreements.

At June 30, 2016, our purchased credit impaired ALLL was $5.4 million, compared to $7.8 million at December 31, 2015. The provision for loan and lease losses charged to expense for the six months ended June 30, 2016 was negative $3.4 million, compared to a provision of $1.9 million, net of the amount recorded through the FDIC receivable for loss share agreements, for the same period in 2015. The decrease was primarily due to net recoveries during the period and improvement in expected cash flows during the most recent quarterly re-estimation. At June 30, 2016, our overall outstanding purchased credit impaired loan portfolio balance continued to decline with an ending balance of $134.5 million compared to $145.6 million at December 31, 2015. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

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

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Six Months Ended June 30
	2016				2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$21,224	$53	$7,798	$29,075	$18,392	$—	$10,246	$28,638
Charge-offs:
Construction, land & land development	(2,125)	—	(605)	(2,730)	—	—	(501)	(501)
Other commercial real estate	—	—	(128)	(128)	—	—	(2,013)	(2,013)
Total commercial real estate	(2,125)	—	(733)	(2,858)	—	—	(2,514)	(2,514)
Residential real estate	(28)	(62)	(894)	(984)	—	(24)	(726)	(750)
Owner-occupied real estate	—	—	(211)	(211)	—	—	(1,052)	(1,052)
Commercial, financial & agricultural	(164)	(1)	(228)	(393)	(127)	—	(976)	(1,103)
Leases	(215)	—	—	(215)	—	—	—	—
Consumer	(15)	(1)	(56)	(72)	(13)	(24)	(116)	(153)
Total charge-offs	$(2,547)	$(64)	$(2,122)	$(4,733)	$(140)	$(48)	$(5,384)	$(5,572)
Recoveries:
Construction, land & land development	—	—	402	402	1	—	121	122
Other commercial real estate	—	—	1,879	1,879	—	—	531	531
Total commercial real estate	—	—	2,281	2,281	1	—	652	653
Residential real estate	3	44	400	447	1	—	236	237
Owner-occupied real estate	44	—	207	251	—	—	523	523
Commercial, financial & agricultural	95	—	233	328	41	—	559	600
Leases	7	—	—	7	—	—	—	—
Consumer	1	17	53	71	7	—	181	188
Total recoveries	$150	$61	$3,174	$3,385	$50	$—	$2,151	$2,201
Net (charge-offs) recoveries	(2,397)	(3)	1,052	(1,348)	(90)	(48)	(3,233)	(3,371)
Provision for loan and lease losses	3,181	108	(3,417)	(128)	1,292	48	2,962	4,302
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—	(1,045)	(1,045)
Total provision for loan and lease losses charged to operations	3,181	108	(3,417)	(128)	1,292	48	1,917	3,257
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	1,045	1,045
Balance, at end of period	$22,008	$158	$5,433	$27,599	$19,594	$—	$9,975	$29,569
Allowance for loan and lease losses to loans	1.10%	.08%	4.04%	1.18%	1.29%	—%	5.62%	1.45%
Ratio of net charge-offs (recoveries) to average loans outstanding	.25%	—%	(1.53)%	.12%	.01%	.02%	3.67%	.33%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$6,756	20.1%	$8,185	22.3%
Other commercial real estate	6,187	31.9%	5,422	30.6%
Total commercial real estate	12,943	52.0%	13,607	52.9%
Residential real estate	1,890	6.0%	2,053	6.4%
Owner-occupied real estate	1,982	10.2%	1,920	10.2%
Commercial, financial & agricultural	3,834	12.4%	2,509	8.4%
Leases	881	3.5%	865	3.3%
Consumer	478	1.4%	270	0.8%
Total allowance for organic loans	$22,008	85.5%	$21,224	82.0%

Purchased Non-credit Impaired loans
Construction, land & land development	$—	0.5%	$—	0.9%
Other commercial real estate	—	2.8%	—	3.4%
Total commercial real estate	—	3.3%	—	4.3%
Residential real estate	—	2.6%	53	3.2%
Owner-occupied real estate	—	2.4%	—	2.8%
Commercial, financial & agricultural	158	0.5%	—	0.7%
Consumer	—	0.1%	—	0.2%
Total allowance for purchased non-credit impaired loans	$158	8.9%	$53	11.2%

Purchased Credit Impaired loans
Construction, land & land development	$863	0.5%	$1,516	0.7%
Other commercial real estate	1,971	1.7%	1,872	1.9%
Total commercial real estate	2,834	2.2%	3,388	2.6%
Residential real estate	1,025	2.4%	1,893	3.0%
Owner-occupied real estate	1,502	1.0%	2,449	1.2%
Commercial, financial & agricultural	69	—%	60	—%
Consumer	3	—%	8	—%
Total allowance for purchased credit impaired loans	$5,433	5.6%	$7,798	6.8%
Total allowance for loan and lease losses	$27,599	100.0%	$29,075	100.0%

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At June 30, 2016, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose are transferred into OREO at the lower of their carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At June 30, 2016, OREO totaled $11.6 million, an increase of $1.0 million from December 31, 2015. The increase is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $2.7 million, offset by $1.5 million in sales of OREO.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2016				December 31, 2015
Nonperforming Assets	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total
Nonaccrual loans	$6,927	$1,744	$—	$8,671	$5,096	$1,280	$—	$6,376
Accruing TDRs	—	—	—	—	—	577	—	577
Total nonperforming loans	6,927	1,744	—	8,671	5,096	1,857	—	6,953
Other real estate owned	42	21	11,515	11,578	33	—	10,497	10,530
Total nonperforming assets	$6,969	$1,765	$11,515	$20,249	$5,129	$1,857	$10,497	$17,483
Nonperforming loans to total loans	.35%	.85%	—%	.37%	.29%	.77%	—%	.32%
Nonperforming assets to total loans and other real estate owned	.35%	.86%	7.88%	.86%	.29%	.77%	6.73%	.81%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $20.2 million, or .9% of total loans and other real estate owned at June 30, 2016, compared to $17.5 million, or .8% at December 31, 2015. The $2.8 million increase in nonperforming assets is primarily related to the migration of a small group of credits to nonaccrual and an increase of $1.0 million in OREO.

At June 30, 2016 and December 31, 2015, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing. At June 30, 2016 and December 31, 2015, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $98,000 and $188,000 for the three and six months ended June 30, 2016, respectively. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans was approximately $74,000 and $98,000 for the three and six months ended June 30, 2016.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management classifies potential problem loans as "Substandard" or "Doubtful". Potential problem loans not included in the nonperforming assets table above totaled $1.6 million, or .1%, of total organic and purchased non-credit impaired loans outstanding at June 30, 2016, compared to $1.5 million, or .1%, at December 31, 2015.

Deferred Tax Asset

At June 30, 2016, we had $31.6 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $167.4 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at June 30, 2016 were $2.9 billion, an increase of $23.5 million from December 31, 2015. The increase was largely due to organic growth within our existing markets. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through June 30, 2016, as we grew our noninterest-bearing deposits to $829.7 million, representing 28.8% of total deposits. Average noninterest-bearing deposits increased $149.0 million, or 21.1%, for the six months ended June 30, 2016 compared to the same period in 2015.

Our interest-bearing transaction accounts decreased $56.7 million from December 31, 2015 to June 30, 2016. The decrease was primarily due to reduction in public fund balances compared to December 31, 2015. Interest-bearing deposits in savings and money market accounts increased $22.9 million from December 31, 2015, primarily resulting from an increase in the balance on one commercial customer's money market account. Time deposits, excluding brokered and wholesale, increased $88.8 million during the six months ended June 30, 2016 primarily from a local market time deposit special run during the fourth quarter of 2015 and first quarter of 2016 as part of management's strategy to grow new retail deposit relationships.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 31 basis points for the six months ended June 30, 2016, up two basis points from the six months ended June 30, 2015.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$829,673	28.8%	$826,216	28.9%
Interest-bearing transaction accounts	531,676	18.4%	588,391	20.6%
Savings and money market deposits	1,097,098	38.0%	1,074,190	37.5%
Time deposits less than $250,000	345,999	12.0%	279,449	9.8%
Time deposits $250,000 or greater	63,686	2.2%	41,439	1.4%
Brokered and wholesale time deposits	17,358.6%		52,277	1.8%
Total deposits	$2,885,490	100.0%	$2,861,962	100.0%

The maturity distribution of our time deposits of $250,000 or greater was as follows (dollars in thousands):

June 30, 2016
Three months or less	$13,816
Over three through six months	3,350
Over six though twelve months	36,303
Over twelve months	10,217
Total time deposits of $250,000 or greater	$63,686

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Six Months Ended June 30
	2016		2015
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$855,285	—%	$706,321	—%
Interest-bearing transaction accounts	535,121.12%		514,692.14%
Savings and money market deposits	1,044,345.52%		1,053,523.46%
Time deposits less than $250,000	333,519.58%		318,716.35%
Time deposits $250,000 or greater	59,358.63%		56,954.33%
Brokered and wholesale time deposits	36,190	1.07%	93,095.96%
Total deposits	$2,863,818		$2,743,301

FHLB Borrowings

FHLB borrowings at June 30, 2016 were $62.0 million compared to none at December 31, 2015. We use short-term FHLB borrowings as part of our liquidity management strategy. The increase in FHLB borrowings was attributable to organic loan growth as well as brokered time deposits which matured during the period.

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At June 30, 2016, shareholders' equity was $553.4 million, or 15.4% of total assets, compared to $536.5 million, or 15.5% of total assets, at December 31, 2015. The primary factors affecting changes in shareholders' equity was our net income, offset by dividends declared and our repurchase of $5.1 million of our common stock during the six months ended June 30, 2016.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the both June 30, 2016 and December 31, 2015 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
CET1 Capital	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%
Total Capital	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank was required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The Capital Maintenance Agreement expired on July 26, 2016. The Company and State Bank were in compliance with the Capital Maintenance Agreement at June 30, 2016.

At June 30, 2016 and December 31, 2015, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	June 30, 2016	December 31, 2015
Company
Tier 1 leverage ratio	14.56%	14.48%
CET1 capital ratio	16.52	17.71
Tier 1 risk-based capital ratio	16.52	17.71
Total risk-based capital ratio	17.42	18.75

State Bank
Tier 1 leverage ratio	12.62%	12.62%
CET1 capital ratio	14.34	15.42
Tier 1 risk-based capital ratio	14.34	15.42
Total risk-based capital ratio	15.25	16.47

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. During the quarter ended June 30, 2016, State Bank declared and paid $17.0 million in dividends to the Company. At June 30, 2016, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At June 30, 2016, the Company had $53.7 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes. On May 25, 2016, we declared a quarterly dividend of $.14 per common share and paid the dividend on June 14, 2016 to our common stock shareholders of record as of June 6, 2016.

We currently have a level of capitalization that will support significant growth, and the long-term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions, including our proposed acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc., as well as acquisitions that would complement or expand our present product capabilities. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares (including purchases under the Rule 10b5-1 plan we announced on February 25, 2016). For information related to repurchases in the second quarter under the Rule 10b5-1 plan, see “Repurchases of Common Stock” under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,” below.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At June 30, 2016, unfunded commitments to extend credit were $595.8 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction, commercial lines of credit and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At June 30, 2016, there were commitments totaling approximately $8.1 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
June 30, 2016	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$428,172	$327,692	$87,720	$12,760	$—
Operating lease obligations	24,968	3,641	7,095	6,339	7,893
Total contractual obligations	$453,140	$331,333	$94,815	$19,099	$7,893

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

At June 30, 2016, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $82.6 million, or 2.3% of total assets compared to $175.4 million, or 5.1% of total assets at December 31, 2015. The decline in our liquid assets was primarily due to funding organic loan growth. Our available-for-sale securities at June 30, 2016 amounted to $825.0 million, or 23.0% of total assets compared to $887.7 million or 25.6% at December 31, 2015. Investment securities with an aggregate fair value of $291.5 million and $424.8 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our unpledged securities was due to decreases in public funds, partially offset by an increase in repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2016, core deposits were 121.1% of net loans, compared with 130.6% at December 31, 2015. We maintain eight federal funds lines of credit with correspondent banks totaling $175.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2016, we had $62.0 million advances from the FHLB and a remaining credit availability of $181.3 million. In addition, we maintain a $424.7 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At June 30, 2016, we had interest rate swaps and caps with aggregate notional amounts of $179.7 million and $200.0 million, respectively. The fair value of the derivative financial assets was $137,000 at June 30, 2016, compared to $1.3 million at December 31, 2015. The fair value of the derivative financial liabilities was $5.6 million at June 30, 2016, compared to $1.5 million at December 31, 2015. The change in the values of our derivatives was directly related to the decline in interest rates. Note 10 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2016. Based on the simulation run at June 30, 2016, annual net interest income would be expected to increase approximately 5.89%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 13.26%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 3.13%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	June 30, 2016	December 31, 2015
+200	13.26%	11.34%
+100	5.89	4.95
-100	(3.13)	(2.47)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of June 30, 2016, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On June 22, 2016, we issued 4,499 shares of our common stock in a cashless exchange for a warrant to purchase 8,833 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 4,334 shares were deemed to be “in the money” as consideration for the $10.00 per share exercise price for the 4,499 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Repurchases of Company Common Stock

The following table provides information regarding the Company's repurchases of its common stock during the three months ended June 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Repurchases from April 1, 2016 - April 30, 2016	247,441	$19.00	247,441	1,229,285
Repurchases from May 1, 2016 - May 31, 2016	—	—	—	1,229,285
Repurchases from June 1, 2016 - June 30, 2016	—	—	—	1,229,285
Total	247,441	$19.00	247,441	1,229,285

(1) On February 10, 2016, the board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purchase of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plan expires on the earlier of (a) the first anniversary of the trading plan, (b) the date on which the maximum aggregate number of shares authorized to be repurchased has been repurchased, or (c) after written notice by the broker or the Company as specified in the trading plan. To date, 270,715 shares have been repurchased by the Company under such program.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

August 5, 2016	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

August 5, 2016	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.