Form 10-Q
period 2016-09-30
STATE BANK FINANCIAL CORP
filed 2016-11-04
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock, as of November 3, 2016 was 36,886,131

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our expectations regarding growth in our markets, our anticipated acquisitions, including our pending acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc., including our belief that we will receive regulatory approvals for both transactions by the end of 2016, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation that our total risk-weighted assets will increase, our belief that the implementation of the new capital standards will not significantly impact us, our belief that our recorded deferred tax assets are fully recoverable, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.
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

•	a general decline in the real estate and lending markets, particularly in our market areas, could negatively affect our financial results;

•	risk associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits;

•	increased cybersecurity risk, including potential network breaches, business disruptions or financial losses;

•	our ability to raise additional capital may be impaired based on conditions in the capital markets;

•	costs or difficulties related to the integration of the banks we have acquired or may acquire may be greater than expected;

•	current or future restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	risks to our operations, earnings or capital resulting from violations of or noncompliance with laws, rules or regulations;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce the volumes or values of the loans we make or have acquired;

•	other financial institutions have greater financial resources than we do and may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets;

•	economic, geopolitical or other factors may prevent the growth we expect in the markets in which we operate; and

•	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the Securities and Exchange Commission ("SEC").

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

PART I

Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$10,648	$12,175
Interest-bearing deposits in other financial institutions	103,122	163,187
Cash and cash equivalents	113,770	175,362
Investment securities available-for-sale	822,655	887,705
Investment securities held-to-maturity (fair value of $67,443 and $0, respectively)	67,071	—
Loans	2,346,346	2,160,217
Allowance for loan and lease losses	(27,177)	(29,075)
Loans, net	2,319,169	2,131,142
Loans held-for-sale (includes loans at fair value of $45,116 and $48,803, respectively)	63,852	54,933
Other real estate owned	10,609	10,530
Premises and equipment, net	42,009	42,980
Goodwill	36,357	36,357
Other intangibles, net	8,515	10,101
SBA servicing rights	3,275	2,626
Bank-owned life insurance	60,282	58,819
Other assets	68,820	59,512
Total assets	$3,616,384	$3,470,067
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$890,588	$826,216
Interest-bearing deposits	2,068,704	2,035,746
Total deposits	2,959,292	2,861,962
Securities sold under repurchase agreements	20,124	32,179
FHLB borrowings	20,000	—
Notes payable	398	1,812
Other liabilities	55,436	37,624
Total liabilities	3,055,250	2,933,577
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 36,894,553 and 37,077,848 shares issued and outstanding, respectively	369	371
Additional paid-in capital	356,686	358,671
Retained earnings	200,819	179,082
Accumulated other comprehensive income (loss), net of tax	3,260	(1,634)
Total shareholders' equity	561,134	536,490
Total liabilities and shareholders' equity	$3,616,384	$3,470,067

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Interest income:
Loans	$26,580	$24,218	$76,328	$68,688
Loan accretion	9,335	11,156	33,039	35,590
Investment securities	4,670	3,926	13,883	11,209
Deposits with other financial institutions	44	124	230	475
Total interest income	40,629	39,424	123,480	115,962
Interest expense:
Deposits	2,408	1,911	6,759	5,730
Federal Home Loan Bank advances	73	3	100	3
Notes payable	12	58	93	169
Federal funds purchased and repurchase agreements	11	5	36	26
Total interest expense	2,504	1,977	6,988	5,928
Net interest income	38,125	37,447	116,492	110,034
Provision for loan and lease losses	88	(265)	(40)	2,992
Net interest income after provision for loan and lease losses	38,037	37,712	116,532	107,042
Noninterest income:
Amortization of FDIC receivable for loss share agreements	—	—	—	(16,488)
Service charges on deposits	1,383	1,491	4,121	4,481
Mortgage banking income	3,216	3,079	9,808	9,239
SBA income	1,553	1,720	4,740	4,223
Payroll fee income	1,128	1,004	3,566	3,118
ATM income	759	742	2,273	2,240
Bank-owned life insurance income	533	537	1,463	1,454
Prepayment fees	234	551	715	2,937
Gain on sale of investment securities	38	17	447	338
Other	925	(247)	2,257	433
Total noninterest income	9,769	8,894	29,390	11,975
Noninterest expense:
Salaries and employee benefits	19,799	23,293	59,221	63,381
Occupancy and equipment	2,984	3,113	9,100	9,437
Data processing	2,097	2,097	6,383	6,812
Legal and professional fees	1,064	1,089	2,993	3,857
Merger-related expenses	135	717	454	1,730
Marketing	665	491	1,786	1,526
Federal deposit insurance premiums and other regulatory fees	441	621	1,556	1,582
Loan collection costs and OREO activity	(841)	(1,198)	(452)	(907)
Amortization of intangibles	513	436	1,586	1,295
Other	1,623	1,757	5,425	5,147
Total noninterest expense	28,480	32,416	88,052	93,860
Income before income taxes	19,326	14,190	57,870	25,157
Income tax expense	6,885	5,071	20,606	8,855
Net income	$12,441	$9,119	$37,264	$16,302
Basic earnings per share	$.34	$.26	$1.01	$.46
Diluted earnings per share	$.34	$.25	$1.01	$.45
Cash dividends declared per common share	$.14	$.07	$.42	$.18
Weighted Average Shares Outstanding:
Basic	35,863,183	34,687,354	35,940,402	34,315,916
Diluted	35,965,948	36,003,068	36,040,655	35,615,974
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net income	$12,441	$9,119	$37,264	$16,302
Other comprehensive (loss) income, net of tax:
Net change in unrealized (losses) gains	(758)	1,624	7,737	(2,928)
Amortization of net unrealized losses on securities transferred to held-to-maturity	(2)	—	(3)	—
Amounts reclassified for losses realized and included in earnings	282	129	357	28
Other comprehensive (loss) income, before income taxes	(478)	1,753	8,091	(2,900)
Income tax (benefit) expense	(184)	633	3,197	(1,122)
Other comprehensive (loss) income, net of income taxes	(294)	1,120	4,894	(1,778)
Comprehensive income	$12,147	$10,239	$42,158	$14,524

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095
Exercise of stock warrants	(61,933)	60,767	—	347	—	—	347
Share-based compensation	—	—	—	2,812	—	—	2,812
Restricted stock activity	—	568,514	6	(191)	(43)	—	(228)
Issuance of common stock	—	2,854,970	28	57,014	—	—	57,042
Other comprehensive loss	—	—	—	—	—	(1,778)	(1,778)
Common stock dividends, $.18 per share	—	—	—	—	(6,431)	—	(6,431)
Net income	—	—	—	—	16,302	—	16,302
Balance, September 30, 2015	2,519,258	35,753,855	$357	$357,461	$172,201	$2,142	$532,161

Balance, December 31, 2015	172,745	37,077,848	$371	$358,671	$179,082	$(1,634)	$536,490
Exercise of stock warrants	(13,833)	7,247	—	—	—	—	—
Share-based compensation	—	—	—	3,010	—	—	3,010
Repurchase of common stock	—	(270,715)	(3)	(5,125)	—	—	(5,128)
Restricted stock activity	—	80,173	1	130	(10)	—	121
Other comprehensive income	—	—	—	—	—	4,894	4,894
Common stock dividends, $.42 per share	—	—	—	—	(15,517)	—	(15,517)
Net income	—	—	—	—	37,264	—	37,264
Balance, September 30, 2016	158,912	36,894,553	$369	$356,686	$200,819	$3,260	$561,134

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30
	2016	2015
Cash Flows from Operating Activities
Net income	$37,264	$16,302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	8,485	8,110
Provision for loan and lease losses	(40)	2,992
Accretion on acquisitions, net	(33,039)	(33,650)
Gains on sales of other real estate owned	(894)	(3,200)
Writedowns of other real estate owned	207	493
Net decrease in FDIC receivable for covered losses	—	6,250
Funds (paid to) collected from FDIC	—	(1,784)
Loss share termination	—	16,959
Proceeds from sales of mortgage loans held-for-sale	404,669	448,378
Proceeds from sales of SBA loans	42,518	33,754
Originations of mortgage loans held-for-sale	(389,283)	(449,609)
Originations of SBA loans held-for-sale	(51,200)	(32,739)
Mortgage banking activities	(9,808)	(9,239)
Gains on sales of SBA loans	(3,925)	(3,318)
Net gains on sales of available-for-sale securities	(447)	(338)
Net change in cash surrender value of life insurance	(1,463)	(1,454)
Share-based compensation expense	3,010	2,812
Changes in fair value of SBA servicing rights	314	(142)
Changes in other assets and other liabilities, net	1,608	(20,378)
Net cash provided by (used in) operating activities	7,976	(19,801)
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(215,818)	(497,138)
Proceeds from sales and calls of investment securities available-for-sale	93,584	317,422
Proceeds from maturities and paydowns of investment securities available-for-sale	135,872	114,986
Purchase of investment securities held-to-maturity	(10,500)	—
Loan originations, repayments and resolutions, net	(156,617)	(187,648)
Purchases of loans	(1,300)	—
Net purchases of premises and equipment	(1,703)	(850)
Proceeds from sales of other real estate owned	3,577	15,677
Acquisition of Georgia-Carolina Bancshares	—	(10,958)
Net cash used in investing activities	(152,905)	(248,509)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	64,372	164,963
Net increase (decrease) in interest-bearing customer deposits	32,958	(179,112)
Repayment of other borrowed funds	(1,414)	—
Proceeds from FHLB advances	440,000	60,000
Repayments of FHLB advances	(420,000)	(60,000)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(12,055)	(22,716)
Exercise of stock warrants	—	347
Restricted stock activity	121	(228)
Repurchase of common stock	(5,128)	—
Dividends paid to shareholders	(15,517)	(6,431)
Net cash provided by (used in) financing activities	83,337	(43,177)
Net decrease in cash and cash equivalents	(61,592)	(311,487)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30
	2016	2015
Cash and cash equivalents, beginning	175,362	481,158
Cash and cash equivalents, ending	$113,770	$169,671

Supplemental Disclosure of Noncash Investing and Financing Activities
Goodwill and fair value acquisition adjustments	$—	$19,904
Unrealized gains (losses) on securities and cash flow hedges, net of tax	4,894	(1,778)
Transfer of investment securities available-for-sale to held-to-maturity	56,595	—
Transfers of loans to other real estate owned	2,969	8,735
Acquisitions:
Assets acquired	$—	$526,687
Liabilities assumed	—	457,718
Net assets	—	68,969

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND RECENTLY ADOPTED ACCOUNTING STANDARDS

Overview

State Bank Financial Corporation (the "Company" or "we") is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, State Bank and Trust Company ("Bank" or "State Bank"). We operate a full service banking business and offer a broad range of commercial and retail banking products to our customers, primarily located in metropolitan Atlanta, middle Georgia and Augusta, Georgia.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

ASU 2016-15 — In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. We elected to early adopt the amendments in this ASU effective January 1, 2016. The adoption of ASU No. 2016-15 did not have a material impact on our consolidated financial statements.

ASU 2016-09 — In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period exercise or vesting occurs. In the statement of cash flows, excess tax benefits should be classified with other income tax cash flows as an operating activity. Cash paid by an employer for tax withholding when directly withholding shares should be classified as a financing activity. An entity can make an entity-wide policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold for determining whether an award is classified as equity or a liability is raised to permit withholding up to the maximum statutory tax rate in the applicable jurisdiction. The amendment in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We elected to early adopt the amendments in this ASU effective January 1, 2016. We elected to account for forfeitures when they occur. The adoption of ASU No. 2016-09 reduced income tax expense previously reported for the second quarter of 2016 by $146,000.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2015-16 — In September 2015, FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under current GAAP, the acquirer is required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill and is also required to revise comparative information for prior periods presented in the financial statements. The amendments in this ASU, require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update also require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. We adopted the amendments in this ASU effective January 1, 2016. The adoption of ASU No. 2015-16 did not have a material impact on our consolidated financial statements.

ASC Clarification — In June 2015, FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance were adopted effective January 1, 2016. The adoption of these amendments did not have a material effect on our consolidated financial statements.

ASU 2015-02 — In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. The amendments in the standard affect limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination, the effect of related parties on the primary beneficiary determination, and certain investment funds. We adopted the amendments in this ASU effective January 1, 2016. The adoption of ASU No. 2015-02 did not have a material impact on our consolidated financial statements.

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

At September 30, 2016, S Bankshares had total assets of approximately $110 million, total loans of approximately $81 million, total deposits of approximately $92 million, and total shareholder’s equity of approximately $11 million. S Bank has banking operations in Savannah, Glennville, Reidsville, and Hinesville, Georgia.

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
At September 30, 2016, NBG had total assets of approximately $416 million, total loans of approximately $356 million, total deposits of approximately $322 million, and total shareholder's equity of approximately $45 million. National Bank of Georgia is headquartered in Athens, Georgia and operates one additional banking office in Gainesville, Georgia and a mortgage office in Athens.
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

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	September 30, 2016				December 31, 2015
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$89,239	$382	$23	$89,598	$103,525	$63	$316	$103,272
States and political subdivisions	300	1	—	301	1,809	5	1	1,813
Residential mortgage-backed securities — nonagency	155,085	3,273	801	157,557	146,832	4,269	399	150,702
Residential mortgage-backed securities — agency	496,298	4,277	269	500,306	507,168	770	4,250	503,688
Asset-backed securities	—	—	—	—	46,570	3	328	46,245
Corporate securities	73,868	1,035	10	74,893	82,245	229	489	81,985
Total investment securities available-for-sale	$814,790	$8,968	$1,103	$822,655	$888,149	$5,339	$5,783	$887,705

The amortized cost and fair value of securities classified as held-to-maturity are as follows (dollars in thousands):

	September 30, 2016				December 31, 2015
Investment Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$56,789	$175	$21	$56,943	$—	$—	$—	$—
Corporate securities	10,282	218	—	10,500	—	—	—	—
Total investment securities held-to-maturity	$67,071	$393	$21	$67,443	$—	$—	$—	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2016, the Company transferred the following investment securities from available-for-sale to held-to-maturity (dollars in thousands):

At Date of Transfer During the Three Months Ended
March 31, 2016
Book value	$56,767
Market value	56,595
Unrealized loss	$(172)

There were no transfers of investment securities from available-for-sale to held-to-maturity during the second and third quarter of 2016 or the nine months ended September 30, 2015.

The amortized cost and estimated fair value of debt securities by contractual maturities are summarized in the tables below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
September 30, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$—	$89,239	$—	$—	$89,239
States and political subdivisions	—	300	—	—	300
Residential mortgage-backed securities — nonagency	—	—	—	155,085	155,085
Residential mortgage-backed securities — agency	—	15,793	360,623	119,882	496,298
Corporate securities	7,712	64,610	—	1,546	73,868
Total debt securities available-for-sale	$7,712	$169,942	$360,623	$276,513	$814,790

Fair Value:
U.S. Government securities	$—	$89,598	$—	$—	$89,598
States and political subdivisions	—	301	—	—	301
Residential mortgage-backed securities — nonagency	—	—	—	157,557	157,557
Residential mortgage-backed securities — agency	—	15,944	363,990	120,372	500,306
Corporate securities	7,702	65,645	—	1,546	74,893
Total debt securities available-for-sale	$7,702	$171,488	$363,990	$279,475	$822,655

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
September 30, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$31,670	$25,119	$56,789
Corporate securities	—	—	10,282	—	10,282
Total debt securities held-to-maturity	$—	$—	$41,952	$25,119	$67,071

Fair Value:
Asset-backed securities	$—	$—	$31,770	$25,173	$56,943
Corporate securities	—	—	10,500	—	10,500
Total debt securities held-to-maturity	$—	$—	$42,270	$25,173	$67,443

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
U.S. Government securities	$20,639	$23	$—	$—	$20,639	$23
States and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities — nonagency	35,122	451	24,051	350	59,173	801
Residential mortgage-backed securities — agency	56,472	139	21,221	130	77,693	269
Corporate securities	7,702	10	—	—	7,702	10
Total temporarily impaired securities	$119,935	$623	$45,272	$480	$165,207	$1,103

December 31, 2015
U.S. Government securities	$61,723	$316	$—	$—	$61,723	$316
States and political subdivisions	1,507	1	—	—	1,507	1
Residential mortgage-backed securities — nonagency	43,112	347	6,578	52	49,690	399
Residential mortgage-backed securities — agency	397,831	3,665	43,112	585	440,943	4,250
Asset-backed securities	41,333	328	—	—	41,333	328
Corporate securities	55,976	489	—	—	55,976	489
Total temporarily impaired securities	$601,482	$5,146	$49,690	$637	$651,172	$5,783

	Less than 12 Months		12 Months or More		Total
Investment Securities Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Asset-backed securities	$—	$—	$9,925	$21	$9,925	$21
Total temporarily impaired securities	$—	$—	$9,925	$21	$9,925	$21

At September 30, 2016, the Company held 58 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At September 30, 2016, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities are summarized in the following tables for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Securities Available-For-Sale	2016	2015	2016	2015
Proceeds from sales and calls	$28,705	$15,535	$93,584	$317,422

Gross gains on sales and calls	$38	$17	$447	$602
Gross losses on sales and calls	—	—	—	(264)
Net realized gains (losses) on sales and calls	$38	$17	$447	$338

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $290.3 million and $424.8 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	September 30, 2016	December 31, 2015
Construction, land & land development	$507,898	$514,937
Other commercial real estate	840,769	776,310
Total commercial real estate	1,348,667	1,291,247
Residential real estate	250,347	273,677
Owner-occupied real estate	314,131	306,313
Commercial, financial & agricultural	317,196	196,779
Leases	74,722	71,539
Consumer	41,283	20,662
Total loans	2,346,346	2,160,217
Allowance for loan and lease losses	(27,177)	(29,075)
Total loans, net	$2,319,169	$2,131,142

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, net of related discounts, are summarized as follows (dollars in thousands):

Organic Loans	September 30, 2016	December 31, 2015
Construction, land & land development	$486,299	$482,087
Other commercial real estate	744,270	661,062
Total commercial real estate	1,230,569	1,143,149
Residential real estate	139,926	140,613
Owner-occupied real estate	239,726	219,636
Commercial, financial & agricultural	306,141	181,513
Leases	74,722	71,539
Consumer	39,373	17,882
Total organic loans (1)	2,030,457	1,774,332
Allowance for loan and lease losses	(21,736)	(21,224)
Total organic loans, net	$2,008,721	$1,753,108

(1) Includes net deferred loan fees that totaled approximately $7.0 million and $5.8 million at September 30, 2016 and December 31, 2015, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	September 30, 2016	December 31, 2015
Construction, land & land development	$10,035	$18,598
Other commercial real estate	58,261	74,506
Total commercial real estate	68,296	93,104
Residential real estate	56,468	69,053
Owner-occupied real estate	52,016	61,313
Commercial, financial & agricultural	10,447	14,216
Consumer	1,826	2,624
Total purchased non-credit impaired loans (1)	189,053	240,310
Allowance for loan and lease losses	(150)	(53)
Total purchased non-credit impaired loans, net	$188,903	$240,257

(1) Includes net discounts that totaled approximately $5.1 million and $6.4 million at September 30, 2016 and December 31, 2015, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	September 30, 2016	December 31, 2015
Construction, land & land development	$11,564	$14,252
Other commercial real estate	38,238	40,742
Total commercial real estate	49,802	54,994
Residential real estate	53,953	64,011
Owner-occupied real estate	22,389	25,364
Commercial, financial & agricultural	608	1,050
Consumer	84	156
Total purchased credit impaired loans	126,836	145,575
Allowance for loan and lease losses	(5,291)	(7,798)
Total purchased credit impaired loans, net	$121,545	$137,777

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Purchased Credit Impaired Loans	2016	2015	2016	2015
Balance, beginning of period	$129,100	$167,386	$137,777	$196,093
Accretion of fair value discounts	9,335	11,156	33,039	35,590
Fair value of acquired loans	—	—	1,300	1,960
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(17,032)	(29,194)	(53,078)	(84,566)
Change in the allowance for loan and lease losses on purchased credit impaired loans	142	1,221	2,507	1,492
Balance, end of period	$121,545	$150,569	$121,545	$150,569

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

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Changes in Accretable Discount	2016	2015	2016	2015
Balance, beginning of period	$75,390	$103,800	$86,100	$120,061
Additions from acquisitions	—	—	1,648	317
Accretion	(9,335)	(11,156)	(33,039)	(35,590)
Transfers to accretable discounts and exit events, net	5,939	3,899	17,285	11,755
Balance, end of period	$71,994	$96,543	$71,994	$96,543

The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on purchased credit impaired loans.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30
	2016				2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$22,008	$158	$5,433	$27,599	$19,594	$—	$9,975	$29,569
Charge-offs	(311)	(16)	(223)	(550)	(63)	—	(3,282)	(3,345)
Recoveries	39	1	—	40	31	6	2,934	2,971
Net (charge-offs) recoveries	(272)	(15)	(223)	(510)	(32)	6	(348)	(374)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	—	7	81	88	614	(6)	(873)	(265)
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—	—	—
Total provision for loan and lease losses charged to operations	—	7	81	88	614	(6)	(873)	(265)
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	—	—
Balance, end of period	$21,736	$150	$5,291	$27,177	$20,176	$—	$8,754	$28,930

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30
	2016				2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$21,224	$53	$7,798	$29,075	$18,392	$—	$10,246	$28,638
Charge-offs	(2,858)	(80)	(2,345)	(5,283)	(203)	(48)	(8,666)	(8,917)
Recoveries	189	62	3,174	3,425	81	6	5,085	5,172
Net recoveries (charge-offs)	(2,669)	(18)	829	(1,858)	(122)	(42)	(3,581)	(3,745)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	3,181	115	(3,336)	(40)	1,906	42	2,089	4,037
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—	(1,045)	(1,045)
Total provision for loan and lease losses charged to operations	3,181	115	(3,336)	(40)	1,906	42	1,044	2,992
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	1,045	1,045
Balance, end of period	$21,736	$150	$5,291	$27,177	$20,176	$—	$8,754	$28,930

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
September 30, 2016
Beginning balance	$12,943	$1,890	$1,982	$3,834	$881	$478	$22,008
Charge-offs	—	(1)	—	(172)	(112)	(26)	(311)
Recoveries	—	2	—	35	2	—	39
Provision	(818)	2	56	699	(55)	116	—
Ending balance	$12,125	$1,893	$2,038	$4,396	$716	$568	$21,736

Nine Months Ended
September 30, 2016
Beginning balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224
Charge-offs	(2,125)	(29)	—	(336)	(327)	(41)	(2,858)
Recoveries	—	5	44	130	9	1	189
Provision	643	(136)	74	2,093	169	338	3,181
Ending balance	$12,125	$1,893	$2,038	$4,396	$716	$568	$21,736

Three Months Ended
September 30, 2015
Beginning balance	$13,218	$1,575	$2,216	$1,966	$433	$186	$19,594
Charge-offs	—	—	—	(58)	—	(5)	(63)
Recoveries	—	9	—	21	—	1	31
Provision	(272)	195	(165)	511	279	66	614
Ending balance	$12,946	$1,779	$2,051	$2,440	$712	$248	$20,176

Nine Months Ended
September 30, 2015
Beginning balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392
Charge-offs	—	—	—	(185)	—	(18)	(203)
Recoveries	1	10	—	62	—	8	81
Provision	(189)	579	123	793	450	150	1,906
Ending balance	$12,946	$1,779	$2,051	$2,440	$712	$248	$20,176

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2016
Commercial real estate	$166	$11,959	$12,125	$5,021	$1,225,548	$1,230,569
Residential real estate	532	1,361	1,893	1,064	138,862	139,926
Owner-occupied real estate	—	2,038	2,038	—	239,726	239,726
Commercial, financial & agricultural	146	4,250	4,396	292	305,849	306,141
Leases	—	716	716	—	74,722	74,722
Consumer	23	545	568	45	39,328	39,373
Total organic loans	$867	$20,869	$21,736	$6,422	$2,024,035	$2,030,457

December 31, 2015
Commercial real estate	$189	$13,418	$13,607	$3,557	$1,139,592	$1,143,149
Residential real estate	394	1,659	2,053	788	139,825	140,613
Owner-occupied real estate	123	1,797	1,920	246	219,390	219,636
Commercial, financial & agricultural	235	2,274	2,509	469	181,044	181,513
Leases	—	865	865	—	71,539	71,539
Consumer	18	252	270	36	17,846	17,882
Total organic loans	$959	$20,265	$21,224	$5,096	$1,769,236	$1,774,332

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
September 30, 2016
Beginning balance	$—	$—	$—	$158	$—	$158
Charge-offs	—	(14)	—	—	(2)	(16)
Recoveries	—	1	—	—	—	1
Provision	—	13	—	(8)	2	7
Ending balance	$—	$—	$—	$150	$—	$150

Nine Months Ended
September 30, 2016
Beginning balance	$—	$53	$—	$—	$—	$53
Charge-offs	—	(76)	—	(1)	(3)	(80)
Recoveries	—	45	—	—	17	62
Provision	—	(22)	—	151	(14)	115
Ending balance	$—	$—	$—	$150	$—	$150

Three Months Ended
September 30, 2015
Beginning balance	$—	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—	—
Recoveries	—	1	—	—	5	6
Provision	—	(1)	—	—	(5)	(6)
Ending balance	$—	$—	$—	$—	$—	$—

Nine Months Ended
September 30, 2015
Beginning balance	$—	$—	$—	$—	$—	$—
Charge-offs	—	(24)	—	—	(24)	(48)
Recoveries	—	1	—	—	5	6
Provision	—	23	—	—	19	42
Ending balance	$—	$—	$—	$—	$—	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2016
Commercial real estate	$—	$—	$—	$—	$68,296	$68,296
Residential real estate	—	—	—	642	55,826	56,468
Owner-occupied real estate	—	—	—	197	51,819	52,016
Commercial, financial & agricultural	150	—	150	831	9,616	10,447
Consumer	—	—	—	3	1,823	1,826
Total purchased non-credit impaired loans	$150	$—	$150	$1,673	$187,380	$189,053

December 31, 2015
Commercial real estate	$—	$—	$—	$24	$93,080	$93,104
Residential real estate	53	—	53	776	68,277	69,053
Owner-occupied real estate	—	—	—	222	61,091	61,313
Commercial, financial & agricultural	—	—	—	830	13,386	14,216
Consumer	—	—	—	5	2,619	2,624
Total purchased non-credit impaired loans	$53	$—	$53	$1,857	$238,453	$240,310

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
September 30, 2016
Beginning balance	$2,834	$1,025	$1,502	$69	$3	$5,433
Charge-offs	(131)	(5)	(87)	—	—	(223)
Recoveries	—	—	—	—	—	—
Provision	(341)	254	173	(4)	(1)	81
Ending balance	$2,362	$1,274	$1,588	$65	$2	$5,291

Nine Months Ended
September 30, 2016
Beginning balance	$3,388	$1,893	$2,449	$60	$8	$7,798
Charge-offs	(864)	(899)	(298)	(228)	(56)	(2,345)
Recoveries	2,281	400	207	233	53	3,174
Provision	(2,443)	(120)	(770)	—	(3)	(3,336)
Ending balance	$2,362	$1,274	$1,588	$65	$2	$5,291

Three Months Ended
September 30, 2015
Beginning balance	$4,264	$2,355	$2,713	$625	$18	$9,975
Charge-offs	(2,204)	(283)	(223)	(557)	(15)	(3,282)
Recoveries	2,275	96	325	230	8	2,934
Provision	(466)	(111)	(89)	(205)	(2)	(873)
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—
Provision charged to income	(466)	(111)	(89)	(205)	(2)	(873)
Provision recorded through the FDIC loss share receivable	—	—	—	—	—	—
Ending balance	$3,869	$2,057	$2,726	$93	$9	$8,754

Nine Months Ended
September 30, 2015
Beginning balance	$5,461	$2,298	$1,916	$567	$4	$10,246
Charge-offs	(4,718)	(1,009)	(1,275)	(1,533)	(131)	(8,666)
Recoveries	2,927	332	848	789	189	5,085
Provision	199	436	1,237	270	(53)	2,089
Amount attributable to FDIC loss share agreements	(313)	(182)	(402)	(140)	(8)	(1,045)
Provision charged to income	(114)	254	835	130	(61)	1,044
Provision recorded through the FDIC loss share receivable	313	182	402	140	8	1,045
Ending balance	$3,869	$2,057	$2,726	$93	$9	$8,754

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2016
Commercial real estate	$898	$1,464	$2,362	$29,975	$19,827	$49,802
Residential real estate	168	1,106	1,274	2,030	51,923	53,953
Owner-occupied real estate	1,395	193	1,588	8,412	13,977	22,389
Commercial, financial & agricultural	3	62	65	107	501	608
Consumer	—	2	2	10	74	84
Total purchased credit impaired loans	$2,464	$2,827	$5,291	$40,534	$86,302	$126,836

December 31, 2015
Commercial real estate	$1,512	$1,876	$3,388	$26,981	$28,013	$54,994
Residential real estate	850	1,043	1,893	3,793	60,218	64,011
Owner-occupied real estate	2,213	236	2,449	9,937	15,427	25,364
Commercial, financial & agricultural	6	54	60	300	750	1,050
Consumer	—	8	8	6	150	156
Total purchased credit impaired loans	$4,581	$3,217	$7,798	$41,017	$104,558	$145,575

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired organic and purchased non-credit impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
Impaired Loans: Organic and Purchased Non-Credit Impaired
With no related allowance recorded:
Construction, land & land development	$4,578	$2,979	$—	$4,652	$3,203	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	4,578	2,979	—	4,652	3,203	—
Residential real estate	259	85	—	134	125	—
Owner-occupied real estate	198	197	—	213	222	—
Commercial, financial & agricultural	232	95	—	903	830	—
Consumer	6	2	—	8	5	—
Subtotal	5,273	3,358	—	5,910	4,385	—
With related allowance recorded:
Construction, land & land development	4,181	2,042	166	16	15	8
Other commercial real estate	—	—	—	395	363	181
Total commercial real estate	4,181	2,042	166	411	378	189
Residential real estate	1,735	1,621	532	1,506	1,439	447
Owner-occupied real estate	—	—	—	259	246	123
Commercial, financial & agricultural	1,083	1,028	296	489	469	235
Consumer	47	46	23	37	36	18
Subtotal	7,046	4,737	1,017	2,702	2,568	1,012
Total impaired loans	$12,319	$8,095	$1,017	$8,612	$6,953	$1,012

(1) Includes loans with SBA guaranteed balances of $1.2 million and $1.2 million at September 30, 2016 and December 31, 2015, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired organic and purchased non-credit impaired loans, for the periods presented (dollars in thousands):

	September 30, 2016		September 30, 2015
	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$5,083	$—	$3,353	$34
Other commercial real estate	14	—	1,606	12
Total commercial real estate	5,097	—	4,959	46
Residential real estate	1,778	—	534	3
Owner-occupied real estate	183	—	659	5
Commercial, financial & agricultural	1,511	—	547	4
Consumer	52	—	43	—
Total impaired loans	$8,621	$—	$6,742	$58

Nine Months Ended
Construction, land & land development	$6,254	$—	$3,386	$75
Other commercial real estate	218	—	981	31
Total commercial real estate	6,472	—	4,367	106
Residential real estate	1,837	—	449	9
Owner-occupied real estate	314	3	415	8
Commercial, financial & agricultural	1,997	24	367	8
Consumer	43	—	34	—
Total impaired loans	$10,663	$27	$5,632	$131

(1) The average recorded investment for troubled debt restructurings was $5.1 million and $6.8 million for the three and nine months ended September 30, 2016, respectively, and was $3.3 million for both the three and nine months ended September 30, 2015, respectively.
(2) The interest income recognized on troubled debt restructurings was $0 and $24,000 for the three and nine months ended September 30, 2016, respectively, and was $34,000 and $75,000 for the three and nine months ended September 30, 2015, respectively.

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans (1):	September 30, 2016	December 31, 2015
Construction, land & land development	$5,021	$3,218
Other commercial real estate	—	363
Total commercial real estate	5,021	3,581
Residential real estate	1,706	1,564
Owner-occupied real estate	197	468
Commercial, financial & agricultural	1,123	722
Consumer	48	41
Total nonaccrual loans	$8,095	$6,376

(1) Includes both organic and purchased non-credit impaired nonaccrual loans. Purchased non-credit impaired nonaccrual loans totaled $1.7 million at September 30, 2016 and $1.3 million at December 31, 2015.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
September 30, 2016
Construction, land & land development	$47	$13	$60	$486,239	$486,299	$—
Other commercial real estate	—	—	—	744,270	744,270	—
Total commercial real estate	47	13	60	1,230,509	1,230,569	—
Residential real estate	399	85	484	139,442	139,926	—
Owner-occupied real estate	955	—	955	238,771	239,726	—
Commercial, financial & agricultural	230	58	288	305,853	306,141	—
Leases	—	—	—	74,722	74,722	—
Consumer	77	15	92	39,281	39,373	—
Total organic loans	$1,708	$171	$1,879	$2,028,578	$2,030,457	$—

December 31, 2015
Construction, land & land development	$235	$—	$235	$481,852	$482,087	$—
Other commercial real estate	—	19	19	661,043	661,062	—
Total commercial real estate	235	19	254	1,142,895	1,143,149	—
Residential real estate	656	417	1,073	139,540	140,613	—
Owner-occupied real estate	127	—	127	219,509	219,636	—
Commercial, financial & agricultural	261	18	279	181,234	181,513	—
Leases	—	—	—	71,539	71,539	—
Consumer	56	20	76	17,806	17,882	—
Total organic loans	$1,335	$474	$1,809	$1,772,523	$1,774,332	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
September 30, 2016
Construction, land & land development	$34	$—	$34	$10,001	$10,035	$—
Other commercial real estate	—	—	—	58,261	58,261	—
Total commercial real estate	34	—	34	68,262	68,296	—
Residential real estate	28	565	593	55,875	56,468	—
Owner-occupied real estate	—	—	—	52,016	52,016	—
Commercial, financial & agricultural	129	—	129	10,318	10,447	—
Consumer	15	—	15	1,811	1,826	—
Total purchased non-credit impaired loans	$206	$565	$771	$188,282	$189,053	$—

December 31, 2015
Construction, land & land development	$17	$24	$41	$18,557	$18,598	$—
Other commercial real estate	—	—	—	74,506	74,506	—
Total commercial real estate	17	24	41	93,063	93,104	—
Residential real estate	846	38	884	68,169	69,053	—
Owner-occupied real estate	—	—	—	61,313	61,313	—
Commercial, financial & agricultural	—	—	—	14,216	14,216	—
Consumer	23	—	23	2,601	2,624	—
Total purchased non-credit impaired loans	$886	$62	$948	$239,362	$240,310	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2016
Construction, land & land development	$2,115	$1,517	$3,632	$7,932	$11,564
Other commercial real estate	360	2,706	3,066	35,172	38,238
Total commercial real estate	2,475	4,223	6,698	43,104	49,802
Residential real estate	1,639	2,059	3,698	50,255	53,953
Owner-occupied real estate	86	3,379	3,465	18,924	22,389
Commercial, financial & agricultural	35	61	96	512	608
Consumer	—	—	—	84	84
Total purchased credit impaired loans	$4,235	$9,722	$13,957	$112,879	$126,836

December 31, 2015
Construction, land & land development	$27	$3,154	$3,181	$11,071	$14,252
Other commercial real estate	857	5,510	6,367	34,375	40,742
Total commercial real estate	884	8,664	9,548	45,446	54,994
Residential real estate	2,724	6,453	9,177	54,834	64,011
Owner-occupied real estate	2,664	2,823	5,487	19,877	25,364
Commercial, financial & agricultural	—	9	9	1,041	1,050
Consumer	4	—	4	152	156
Total purchased credit impaired loans	$6,276	$17,949	$24,225	$121,350	$145,575

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2016
Construction, land & land development	$462,283	$18,896	$99	$5,021	$—	$486,299
Other commercial real estate	712,546	31,354	—	370	—	744,270
Total commercial real estate	1,174,829	50,250	99	5,391	—	1,230,569
Residential real estate	135,030	2,002	767	2,127	—	139,926
Owner-occupied real estate	213,235	22,104	4,367	20	—	239,726
Commercial, financial & agricultural	303,660	1,087	715	668	11	306,141
Leases	74,722	—	—	—	—	74,722
Consumer	39,201	30	—	141	1	39,373
Total organic loans	$1,940,677	$75,473	$5,948	$8,347	$12	$2,030,457

December 31, 2015
Construction, land & land development	$460,661	$15,124	$3,108	$3,194	$—	$482,087
Other commercial real estate	637,336	20,660	2,310	756	—	661,062
Total commercial real estate	1,097,997	35,784	5,418	3,950	—	1,143,149
Residential real estate	135,588	2,964	684	1,361	16	140,613
Owner-occupied real estate	204,528	13,932	906	270	—	219,636
Commercial, financial & agricultural	178,069	1,619	1,241	584	—	181,513
Leases	71,539	—	—	—	—	71,539
Consumer	17,590	219	—	71	2	17,882
Total organic loans	$1,705,311	$54,518	$8,249	$6,236	$18	$1,774,332

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2016
Construction, land & land development	$10,035	$—	$—	$—	$—	$10,035
Other commercial real estate	55,252	1,433	1,576	—	—	58,261
Total commercial real estate	65,287	1,433	1,576	—	—	68,296
Residential real estate	53,456	1,976	394	642	—	56,468
Owner-occupied real estate	44,088	7,434	—	494	—	52,016
Commercial, financial & agricultural	9,182	319	115	831	—	10,447
Consumer	1,819	5	—	2	—	1,826
Total purchased non-credit impaired loans	$173,832	$11,167	$2,085	$1,969	$—	$189,053

December 31, 2015
Construction, land & land development	$18,347	$227	$—	$24	$—	$18,598
Other commercial real estate	68,462	4,454	1,590	—	—	74,506
Total commercial real estate	86,809	4,681	1,590	24	—	93,104
Residential real estate	64,709	3,240	329	775	—	69,053
Owner-occupied real estate	52,323	8,436	—	554	—	61,313
Commercial, financial & agricultural	12,935	451	—	830	—	14,216
Consumer	2,609	10	—	5	—	2,624
Total purchased non-credit impaired loans	$219,385	$16,818	$1,919	$2,188	$—	$240,310

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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2016
Construction, land & land development	$3,438	$1,281	$944	$5,890	$11	$11,564
Other commercial real estate	12,788	12,620	2,405	10,422	3	38,238
Total commercial real estate	16,226	13,901	3,349	16,312	14	49,802
Residential real estate	30,449	9,399	3,339	10,465	301	53,953
Owner-occupied real estate	7,171	4,096	935	10,187	—	22,389
Commercial, financial & agricultural	147	316	47	98	—	608
Consumer	48	26	1	9	—	84
Total purchased credit impaired loans	$54,041	$27,738	$7,671	$37,071	$315	$126,836

December 31, 2015
Construction, land & land development	$3,915	$1,961	$722	$7,023	$631	$14,252
Other commercial real estate	10,716	14,960	3,576	10,727	763	40,742
Total commercial real estate	14,631	16,921	4,298	17,750	1,394	54,994
Residential real estate	34,618	8,707	4,008	12,438	4,240	64,011
Owner-occupied real estate	8,657	3,793	1,244	11,319	351	25,364
Commercial, financial & agricultural	328	392	131	192	7	1,050
Consumer	91	48	1	16	—	156
Total purchased credit impaired loans	$58,325	$29,861	$9,682	$41,715	$5,992	$145,575
Troubled Debt Restructurings (TDRs)

Total troubled debt restructurings (TDRs) were $5.0 million and $3.8 million at September 30, 2016 and December 31, 2015, respectively, with $160,000 in related allowance for loan losses at September 30, 2016 and no related allowance at December 31, 2015. At September 30, 2016, there were no commitments to extend credit to a borrower with an existing troubled debt restructuring. At December 31, 2015, there was one commitment totaling $620,000 to extend credit to a borrower with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on loans that were modified as TDRs during the periods presented (dollars in thousands):

	September 30, 2016			September 30, 2015
TDR Additions (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nine Months Ended
Construction, land & land development	1	$4,168	$4,168	—	$—	$—
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	1	4,168	4,168	—	—	—
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Total modifications	1	$4,168	$4,168	—	$—	$—

(1) The pre-modification and post-modification recorded investment amount represents the recorded investment on the date of the loan modification. Since the modifications on this loan were an interest rate concession and payment term extension, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

During the three months ended September 30, 2016 and 2015, there were no loans modified under the terms of a TDR. During the three and nine months ended September 30, 2016 and 2015, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

NOTE 7: OTHER REAL ESTATE OWNED (OREO)

The following table presents other real estate owned ("OREO") by property type at the dates indicated (dollars in thousands):

Other real estate owned	September 30, 2016	December 31, 2015
Construction, land development, and other land	$2,251	$2,115
Commercial and farmland real estate	6,153	7,098
Residential real estate	2,205	1,317
Total other real estate owned	$10,609	$10,530

The following table presents OREO by type of loan foreclosure or banking premises transferred into OREO at the dates indicated (dollars in thousands):

Other real estate owned	September 30, 2016	December 31, 2015
Organic OREO	$83	$33
Purchased Non-Credit Impaired OREO	21	—
Purchased Credit Impaired OREO	10,505	10,497
Total other real estate owned	$10,609	$10,530

At September 30, 2016, consumer mortgage loans secured by residential real estate properties totaling $125,000 were in formal foreclosure proceedings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three and nine months ended September 30, 2016, the Company sold SBA loans with unpaid principal balances totaling $13.7 million and $38.6 million, respectively, and recognized $1.3 million and $3.9 million in gains on the loan sales, respectively. During the three and nine months ended September 30, 2015, the Company sold SBA loans with unpaid principal balances totaling $13.9 million and $30.4 million, respectively, and recognized $1.5 million and $3.3 million in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $383,000 and $974,000 for the three and nine months ended September 30, 2016, respectively. SBA servicing fees totaled $255,000 and $677,000 for the three and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, the Company serviced SBA loans for others with unpaid principal balances totaling $131.1 million and $106.8 million, respectively.

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
SBA Servicing Rights	2016	2015	2016	2015
Balance, beginning of period	$3,165	$2,185	$2,626	$1,516
Additions	339	403	963	805
Fair value adjustments	(229)	(125)	(314)	142
Balance, end of period	$3,275	$2,463	$3,275	$2,463

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	September 30, 2016	December 31, 2015
Fair value	$3,275	$2,626
Weighted average discount rate	12.3%	12.1%
Decline in fair value due to a 100 basis point adverse change	$(118)	$(95)
Decline in fair value due to a 200 basis point adverse change	(228)	(183)
Prepayment speed	7.9%	7.6%
Decline in fair value due to a 10% adverse change	$(103)	$(79)
Decline in fair value due to a 20% adverse change	(201)	(153)
Weighted average remaining life (years)	7.2	7.2

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the SBA loans serviced by the Company at and for the period presented is as follows (dollars in thousands):

	September 30, 2016
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Nine Months Ended September 30, 2016
Serviced for others	$131,147	$363	$—	$—
Held-for-sale	18,736	—	—	—
Held-for-investment	143,641	471	3,334	2,120
Total SBA loans serviced	$293,524	$834	$3,334	$2,120

NOTE 9: FDIC RECEIVABLE FOR LOSS SHARE AGREEMENTS

On May 21, 2015, State Bank entered into an agreement with the FDIC to terminate loss share coverage on all 12 of its FDIC-assisted acquisitions which occurred in 2009, 2010, and 2011. As a result, $14.5 million of loss was recognized for the termination of loss share coverage. The termination resulted in the elimination of both the FDIC receivable for loss share agreements and the associated clawback liability.

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

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to purchased credit impaired loans and acquired other real estate owned previously covered under loss share agreements with the FDIC for the periods presented (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Balance, beginning of period	$—	$22,320
Provision for loan and lease losses attributable to FDIC for loss share agreements	—	1,045
Wires sent	—	1,784
Net recoveries	—	(6,627)
Amortization	—	(1,940)
External expenses qualifying under loss share agreements	—	377
Termination of FDIC loss share	—	(16,959)
Balance, end of period	$—	$—

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

Interest Rate Swaps and Caps Fair Values

The table below presents the fair values of the Company's interest rate swaps and caps at the dates presented (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$188	$1,262	$4,459	$1,496

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$—	$—	$253	$174

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps and Caps Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At September 30, 2016, the Company had 99 interest rate swaps with an aggregate notional amount of $166.9 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2016	2015	2016	2015
Amount of gain (loss) recognized in income on derivatives	Noninterest income	$977	$(2,352)	$(3,396)	$(2,485)
Amount of (loss) gain recognized in income on hedged items	Noninterest income	(956)	2,136	3,106	2,237
Total net gain (loss) recognized in income on fair value hedge ineffectiveness		$21	$(216)	$(290)	$(248)

During the three and nine months ended September 30, 2016 the Company recognized a net gain of $21,000 and a net loss of $290,000, respectively, related to hedge ineffectiveness on the fair value swaps. During the three and nine months ended September 30, 2015, the Company recognized net losses of $216,000 and $248,000, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $460,000 and $1.4 million for the three and nine months ended September 30, 2016, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. For the three and nine months ended September 30, 2015 the Company recognized a net reduction in interest income of $547,000 and $1.7 million, respectively, related to the fair value hedges. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net losses of $61,000 and $108,000, respectively, in interest income for the three and nine months ended September 30, 2016 related to the unamortized basis in the hedged items. For the three and nine months ended September 30, 2015 the Company recognized net losses of $11,000 and $444,000, respectively, related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended September 30, 2016 and 2015.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $1.7 million is expected to be reclassified as a decrease to net interest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2016	2015	2016	2015
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	OCI	$73	$(893)	$(847)	$(2,388)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	320	146	804	366
Total gain (loss) recognized in consolidated statements of comprehensive income		$393	$(747)	$(43)	$(2,022)

Interest Rate Swaps Not Designated as Hedging Instruments

Interest Rate Swaps

At September 30, 2016, the Company had two interest rate swaps with an aggregate notional amount of $6.8 million not designated as fair value hedges associated with the Company's fixed rate loan program. At September 30, 2016, the fair value of the interest rate swaps liability not designated as hedging instruments was $253,000. For the three and nine months ended September 30, 2016, there was a net gain of $21,000 and a net loss of $199,000, respectively, recorded in the income statement for the interest rate swaps not designated as hedging instruments. For the three and nine months ended September 30, 2015 there were net losses of $176,000 and $179,000, respectively, recorded in the income statement for the interest rate swaps not designated as hedging instruments.

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

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At September 30, 2016, the termination value of derivatives in a net liability position under these agreements was $4.7 million, for which the Company posted $3.6 million in cash collateral. Although the Company did not breach any provisions at September 30, 2016, if a breach had occurred, the maximum amount of additional collateral the Company would have been required to post to counterparties was $1.1 million.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Derivatives Not Designated as Hedging Instruments

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities," respectively, on the consolidated statements of financial condition. At September 30, 2016 and December 31, 2015, the fair value of mortgage derivative assets was $1.0 million and $869,000, respectively, and the fair value of mortgage derivative liabilities was $676,000 and $505,000, respectively. At September 30, 2016 and December 31, 2015, the Company had approximately $60.1 million and $47.3 million, respectively, of interest rate lock commitments, and $93.7 million and $85.9 million, respectively, of forward commitments for the future delivery of residential mortgage loans. The net gain related to interest rate lock commitments was $313,000 and $615,000 for the nine months ended September 30, 2016 and 2015, respectively. The net loss for forward commitments related to these mortgage loans was $399,000 and $746,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2016	2015	2016	2015
Amount of gain (loss) recognized in income on interest rate swaps	Noninterest income	$21	$(176)	$(199)	$(179)
Amount of (loss) gain recognized in income on interest rate lock commitments	Noninterest income	(430)	431	313	615
Amount of gain (loss) recognized in income on forward commitments	Noninterest income	451	(1,626)	(399)	(746)
Total gain (loss) recognized in income on derivatives not designated as hedging instruments		$42	$(1,371)	$(285)	$(310)

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
September 30, 2016
Offsetting Assets
Interest rate swaps and caps	$188	$—	$188	$(188)	$—	$—
Offsetting Liabilities
Interest rate swaps and caps	$4,712	$—	$4,712	$(188)	$(3,631)	$893
Repurchase agreements	20,124	—	20,124	—	(20,124)	—
Total liabilities	$24,836	$—	$24,836	$(188)	$(23,755)	$893

December 31, 2015
Offsetting Assets
Interest rate swaps and caps	$1,262	$—	$1,262	$(883)	$(150)	$229
Offsetting Liabilities
Interest rate swaps and caps	$1,670	$—	$1,670	$(883)	$(269)	$518
Repurchase agreements	32,179	—	32,179	—	(32,179)	—
Total liabilities	$33,849	$—	$33,849	$(883)	$(32,448)	$518

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

At September 30, 2016 and December 31, 2015, securities sold under repurchase agreements were $20.1 million and $32.2 million, respectively, all of which mature on an overnight and continuous basis. At both September 30, 2016 and December 31, 2015, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at both September 30, 2016 and December 31, 2015 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%
Total Capital	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At September 30, 2016 and December 31, 2015, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	September 30, 2016			December 31, 2015
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$512,482	16.68%	$138,262	$493,294	17.71%	$125,372
Tier 1 Capital	512,482	16.68%	184,350	493,294	17.71%	167,162
Total Capital	539,659	17.56%	245,800	522,369	18.75%	222,883
Tier 1 Leverage	512,482	14.64%	139,975	493,294	14.48%	136,315

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	September 30, 2016				December 31, 2015
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
CET1 Capital	$448,372	14.67%	$137,553	$198,688	$427,526	15.42%	$124,773	$180,227
Tier 1 Capital	448,372	14.67%	183,404	244,539	427,526	15.42%	166,364	221,818
Total Capital	475,549	15.56%	244,539	305,674	456,601	16.47%	221,818	277,273
Tier 1 Leverage	448,372	12.88%	139,292	174,116	427,526	12.62%	135,507	169,383

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At September 30, 2016, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At September 30, 2016, the Company had $45.6 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Commitments to extend credit:
Fixed	$34,296	$28,744
Variable	569,705	502,538
Letters of credit:
Fixed	2,517	1,907
Variable	3,135	4,925
Total commitments	$609,653	$538,114

The fixed rate loan commitments have maturities ranging from one month to fourteen years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company maintains a recourse liability for mortgage loans sold to investors. At September 30, 2016, the recourse liability was $301,000.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the nine months ended September 30, 2016 and the year ended December 31, 2015, there were no transfers between levels.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At September 30, 2016, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at September 30, 2016.

At September 30, 2016, the aggregate fair value of the Company's mortgage loans held-for-sale was $45.1 million and the contractual balance including accrued interest was $43.8 million, with a fair value mark totaling $1.3 million. The Company recognized a loss of $749,000 and a gain of $324,000 for the three and nine months ended ended September 30, 2016, respectively, related to the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income. For the three and nine months ended September 30, 2015, the amounts recognized related to the change in fair value of the mortgage loans held-for-sale were gains of $1.2 million and $885,000, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2016	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$89,598	$—	$89,598
States and political subdivisions	—	301	—	301
Residential mortgage-backed securities — nonagency	—	157,557	—	157,557
Residential mortgage-backed securities — agency	—	500,306	—	500,306
Corporate securities	—	74,893	—	74,893
Mortgage loans held-for-sale	—	45,116	—	45,116
Mortgage derivatives	—	43	911	954
Interest rate swaps and caps	—	188	—	188
SBA servicing rights	—	—	3,275	3,275
Total recurring assets at fair value	$—	$868,002	$4,186	$872,188

Liabilities:
Interest rate swaps and caps	$—	$4,712	$—	$4,712
Mortgage derivatives	—	249	427	676
Total recurring liabilities at fair value	$—	$4,961	$427	$5,388

December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$103,272	$—	$103,272
States and political subdivisions	—	1,813	—	1,813
Residential mortgage-backed securities — nonagency	—	150,702	—	150,702
Residential mortgage-backed securities — agency	—	503,688	—	503,688
Asset-backed securities	—	46,245	—	46,245
Corporate securities	—	81,985	—	81,985
Mortgage loans held for sale	—	48,803	—	48,803
Mortgage derivatives	—	218	651	869
Interest rate swaps and caps	—	1,262	—	1,262
SBA servicing rights	—	—	2,626	2,626
Total recurring assets at fair value	$—	$937,988	$3,277	$941,265

Liabilities:
Interest rate swaps and caps	$—	$1,670	$—	$1,670
Mortgage derivatives	—	144	361	505
Total recurring liabilities at fair value	$—	$1,814	$361	$2,175

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30		Nine Months Ended September 30
	2016		2016
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$1,338	$560	$651	$361
Acquired	—	—	—	—
Issuances (1)	427	427	2,084	1,596
Settlements and closed loans (1)	(854)	(560)	(1,824)	(1,530)
Balance, end of period	$911	$427	$911	$427

	Three Months Ended September 30		Nine Months Ended September 30
	2015		2015
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$780	$303	$—	$—
Acquired	—	—	272	135
Issuances (1)	488	488	1,574	1,140
Settlements and closed loans (1)	(378)	(301)	(956)	(785)
Balance, end of period	$890	$490	$890	$490

(1) The change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was a loss of $294,000 for the three months ended September 30, 2016 and a gain of $194,000 for the nine months ended September 30, 2016. The change in fair value resulted in a loss of $77,000 for the three months ended September 30, 2015 and a gain $263,000 for the nine months ended September 30, 2015.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016
Impaired loans	$—	$—	$7,078	$7,078
Total nonrecurring assets at fair value	$—	$—	$7,078	$7,078

December 31, 2015
Impaired loans	$—	$—	$5,941	$5,941
Total nonrecurring assets at fair value	$—	$—	$5,941	$5,941

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $8.1 million and $7.0 million with respective valuation allowances of $1.0 million and $1.0 million at September 30, 2016 and December 31, 2015, respectively.

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

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016
Other real estate owned	$—	$—	$13,073	$13,073

December 31, 2015
Other real estate owned	$—	$—	$12,110	$12,110

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
Other real estate owned:
Other real estate owned at fair value	$13,073	$12,110
Estimated selling costs and other adjustments	(2,464)	(1,580)
Other real estate owned	$10,609	$10,530

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

September 30, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,275	Discounted cash flows	Discount rate	9% - 18% (12%)
			Prepayment speed	3% - 11% (8%)
Mortgage derivatives - asset	$911	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$427	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$7,078	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (13%)
Other real estate owned	$13,073	Third party appraisal	Management discount for property type and recent market volatility	0% - 68% (13%)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$2,626	Discounted cash flows	Discount rate	9% - 17% (12%)
			Prepayment speed	4% - 10% (8%)
Mortgage derivatives - asset	$651	Pricing model	Pull-through rate	81%
Mortgage derivatives - liability	$361	Pricing model	Pull-through rate	81%
Impaired loans - collateral dependent	$5,941	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (15%)
Other real estate owned	$12,110	Third party appraisal	Management discount for property type and recent market volatility	0% - 75% (33%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The Company has determined the estimated fair value amounts using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at September 30, 2016 and December 31, 2015.

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$113,770	$113,770	$175,362	$175,362
Investment securities available-for-sale	Level 2	822,655	822,655	887,705	887,705
Investment securities held-to-maturity	Level 2	67,071	67,443	—	—
Loans held-for-sale	Level 2	63,852	65,710	54,933	55,513
Loans, net	Level 3	2,319,169	2,344,664	2,131,142	2,140,985
Other real estate owned	Level 3	10,609	13,073	10,530	12,110
Interest rate swaps and caps	Level 2	188	188	1,262	1,262
Mortgage derivatives	Levels 2 & 3	954	954	869	869
SBA servicing rights	Level 3	3,275	3,275	2,626	2,626
Accrued interest receivable	Level 2	8,194	8,194	8,382	8,382
Federal Home Loan Bank stock	Level 3	3,960	3,960	3,058	3,058

Liabilities:
Deposits	Level 2	$2,959,292	$2,958,697	$2,861,962	$2,860,866
Securities sold under repurchase agreements	Level 2	20,124	20,124	32,179	32,179
FHLB borrowings	Level 2	20,000	20,000	—	—
Notes payable	Level 2	398	398	1,812	1,812
Interest rate swaps and caps	Level 2	4,712	4,712	1,670	1,670
Mortgage derivatives	Levels 2 & 3	676	676	505	505
Accrued interest payable	Level 2	1,622	1,622	1,106	1,106

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

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Numerator:
Net income per consolidated statements of income	$12,441	$9,119	$37,264	$16,302
Net income allocated to participating securities	(348)	(272)	(1,021)	(452)
Net income allocated to common stock	$12,093	$8,847	$36,243	$15,850

Basic earnings per share computation:
Net income allocated to common stock	$12,093	$8,847	$36,243	$15,850
Weighted average common shares outstanding, including shares considered participating securities	36,895,121	35,752,673	36,953,036	35,294,418
Less: Average participating securities	(1,031,938)	(1,065,319)	(1,012,634)	(978,502)
Weighted average shares	35,863,183	34,687,354	35,940,402	34,315,916
Basic earnings per share	$.34	$.26	$1.01	$.46

Diluted earnings per share computation:
Net income allocated to common stock	$12,093	$8,847	$36,243	$15,850
Weighted average common shares outstanding for basic earnings per share	35,863,183	34,687,354	35,940,402	34,315,916
Weighted average dilutive grants	102,765	1,315,714	100,253	1,300,058
Weighted average shares and dilutive potential common shares	35,965,948	36,003,068	36,040,655	35,615,974
Diluted earnings per share	$.34	$.25	$1.01	$.45

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

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
September 30, 2016
Balance, beginning of period	$5,356	$(173)	$(1,629)	$3,554
Other comprehensive income (loss) before income taxes:
Net change in unrealized (losses) gains	(831)	—	73	(758)
Amounts reclassified for net (gains) losses realized and included in earnings	(38)	—	320	282
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	(2)	—	(2)
Income tax (benefit) expense	(336)	—	152	(184)
Balance, end of period	$4,823	$(175)	$(1,388)	$3,260

September 30, 2015
Balance, beginning of period	$2,094	$—	$(1,072)	$1,022
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	2,517	—	(893)	1,624
Amounts reclassified for net (gains) losses realized and included in earnings	(17)	—	146	129
Income tax expense (benefit)	922	—	(289)	633
Balance, end of period	$3,672	$—	$(1,530)	$2,142

Nine Months Ended
September 30, 2016
Balance, beginning of period	$(272)	$—	$(1,362)	$(1,634)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	8,584	—	(847)	7,737
Amounts reclassified for net (gains) losses realized and included in earnings	(447)	—	804	357
Transfer of net unrealized loss from available-for-sale to held-to-maturity	172	(172)	—	—
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	(3)	—	(3)
Income tax expense (benefit)	3,214	—	(17)	3,197
Balance, end of period	$4,823	$(175)	$(1,388)	$3,260

September 30, 2015
Balance, beginning of period	$4,210	$—	$(290)	$3,920
Other comprehensive income (loss) before income taxes:
Net change in unrealized losses	(540)	—	(2,388)	(2,928)
Amounts reclassified for net (gains) losses realized and included in earnings	(338)	—	366	28
Income tax benefit	(340)	—	(782)	(1,122)
Balance, end of period	$3,672	$—	$(1,530)	$2,142

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2016	2015	2016	2015
Investment securities available-for-sale
Gain on sale of investment securities	$38	$(17)	$447	$(338)
Income tax expense	(15)	7	(173)	131
Net income	$23	$(10)	$274	$(207)

Cash flow hedges (effective portion)
Interest expense on deposits	$(320)	$(146)	$(804)	$(366)
Income tax benefit	124	56	311	142
Net income	$(196)	$(90)	$(493)	$(224)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at September 30, 2016 as compared to December 31, 2015 and our results of operations for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2015 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company ("State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia, and which initially operated as a small community bank with two branch offices located in Dooly County, Georgia. Between July 24, 2009 and September 30, 2016, we successfully completed 14 bank acquisitions totaling $4.6 billion in assets and $4.1 billion in deposits.

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank. During the year ended December 31, 2015, we operated through two subsidiary banks, State Bank and First Bank of Georgia, a Georgia state-chartered bank. First Bank of Georgia was merged with and into State Bank on July 24, 2015. Accordingly, if the discussion relates to a period following our acquisition of First Bank of Georgia on January 1, 2015 but before First Bank of Georgia was merged with and into State Bank on July 24, 2015, the terms "we," "us," and "our" refer to State Bank Financial Corporation, State Bank and First Bank of Georgia.

As a result of our acquisitions, we were transformed from a small community bank to a much larger commercial bank. We are now operating 25 full-service branches throughout middle Georgia, metropolitan Atlanta and Augusta, Georgia. We also operate seven mortgage origination offices. At September 30, 2016, our total assets were $3.6 billion, our total loans receivable were $2.3 billion, our total deposits were $3.0 billion and our total shareholders' equity was $561.1 million.

During the second quarter of 2015, we entered into an agreement with the FDIC to terminate our loss share agreements for all 12 of our FDIC-assisted acquisitions, resulting in a one-time after-tax charge of approximately $8.9 million, or $14.5 million pre-tax. All rights and obligations of the parties under the FDIC loss share agreements, including the clawback provisions and the settlement of historic loss share expense reimbursement claims, were eliminated under the early termination agreement. All future charge-offs, recoveries, gains, losses and expenses related to assets previously covered by FDIC loss share agreements will now be recognized entirely by us since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses. We recognized approximately $1.4 million and $5.9 million in loan recovery income and gain on sales of OREO for the three and nine months ended September 30, 2016, respectively, which we would have owed to the FDIC under the loss share agreements. Offsetting the income and gains are loan collection costs the FDIC would have reimbursed to us under our loss share agreements totaling approximately $38,000 and $362,000 for the three and nine months ended September 30, 2016, respectively.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended September 30, 2016:

•
Net income for the quarter ended September 30, 2016 was $12.4 million, or $.34 per diluted share, compared to net income of $9.1 million, or $.25 per diluted share, for the quarter ended September 30, 2015.

•
Noninterest income was $9.8 million for the quarter ended September 30, 2016 compared to $8.9 million for the quarter ended September 30, 2015, an increase of $875,000, or 9.8%. The increase is primarily a result of $514,000 in writedowns of premises moved to OREO for the quarter ended September 30, 2015. Also contributing to the increase was a current quarter improvement in the mark-to-market on interest rate swaps and hedged assets of $430,000 compared to the quarter ended September 30, 2015.

•
Our net interest income on a taxable equivalent basis was $38.3 million for the quarter ended September 30, 2016, an increase of $637,000, or 1.7%, from the quarter ended September 30, 2015. Our interest income increased $1.2 million for the quarter ended September 30, 2016 attributable to a $2.3 million increase in loan interest income and a $660,000 increase in interest income on invested funds, offset partially by a $1.8 million decline in accretion income on loans.

•
We experienced strong loan growth during the nine months ended September 30, 2016. At September 30, 2016, total organic and purchased non-credit impaired loans were $2.2 billion, an increase of $204.9 million, or 10.2%, from December 31, 2015.

•
The accretable discount on purchased credit impaired loans decreased $24.5 million to $72.0 million at September 30, 2016, compared to $96.5 million at September 30, 2015. The decrease is a result of $47.3 million in accretion income recognized on purchased credit impaired loans, offset by additions from acquisitions of $1.6 million and transfers from nonaccretable to accretable discount of $21.1 million.

•	Asset quality remained strong at September 30, 2016 with a ratio of nonperforming assets to total loans plus other real estate owned of .79% and a ratio of nonperforming loans to total loans of .35%.

•
The average cost of funds remained low at 34 basis points for the quarter ended September 30, 2016, an increase of six basis points from the same period in 2015, primarily due to a time deposit special offered during the fourth quarter of 2015 and first quarter of 2016.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 14.64%, CET1 and Tier 1 risk-based capital ratios of 16.68%, and a Total risk-based capital ratio of 17.56% at September 30, 2016.

•	During the third quarter of 2016, we declared and paid a cash dividend of $0.14 per common share to our shareholders.
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

At September 30, 2016, NBG had total assets of approximately $416 million, total loans of approximately $356 million, total deposits of approximately $322 million, and total shareholder's equity of approximately $45 million. National Bank of Georgia is headquartered in Athens, Georgia and operates one additional banking office in Gainesville, Georgia and a mortgage office in Athens.

The NBG merger agreement was unanimously approved by the Boards of Directors of both companies. At a special meeting held on July 25, 2016, NBG received shareholder approval for the transaction. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals. On October 26, 2016, State Bank Financial and NBG executed an amendment to the merger agreement extending the date that the merger may be terminated from December 31, 2016 to March 31, 2017.

Proposed Acquisition of S Bankshares, Inc. and S Bank

On May 19, 2016 the Company entered into an agreement and plan of merger to acquire S Bankshares and its wholly-owned subsidiary, S Bank (the "S Bankshares merger agreement"). Upon the closing of the transaction, S Bankshares will merge with and into the Company, immediately followed by the merger of S Bank with and into State Bank.

At September 30, 2016, S Bankshares had total assets of approximately $110 million, total loans of approximately $81 million, total deposits of approximately $92 million, and total shareholder’s equity of approximately $11 million. S Bank has banking operations in Savannah, Glennville, Reidsville, and Hinesville, Georgia.

The S Bankshares merger agreement has been approved by the Boards of Directors of both companies. Completion of the transaction is subject to certain closing conditions, including customary regulatory approvals and S Bankshares, Inc shareholder approval. On October 26, 2016, State Bank Financial and S Bankshares executed an amendment to the merger agreement extending the date that the merger may be terminated from December 31, 2016 to February 28, 2017.

Extension of Proposed Merger Agreements with NBG Bancorp, Inc. and S Bankshares, Inc.

As noted in the previous paragraphs, we requested and we were granted an extension of both merger agreements into the first quarter of 2017 as we determined additional time may be required to obtain regulatory approvals and to satisfy closing conditions necessary to complete the respective mergers. No other changes to the merger agreements were made. While we anticipate receiving regulatory approvals for both transactions by the end of 2016, these extensions will provide additional time for the parties to close the mergers if such regulatory approvals are not obtained until the first quarter of 2017. However, no assurance can be given as to when or if the necessary regulatory approvals will be received.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2015 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Financial Summary

The following table provides unaudited selected financial data at and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2, including Table 2 below, "Non-GAAP Measure Reconciliation".

Table 1 - Financial Highlights Selected Financial Information
	2016			2015		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2016	2015

SELECTED RESULTS OF OPERATIONS
Interest income on loans	$26,580	$25,406	$24,342	$24,250	$24,218	$76,328	$68,688
Accretion income on loans	9,335	13,961	9,743	14,240	11,156	33,039	35,590
Interest income on invested funds	4,714	4,726	4,673	4,139	4,050	14,113	11,684
Total interest income	40,629	44,093	38,758	42,629	39,424	123,480	115,962
Interest expense	2,504	2,371	2,113	1,994	1,977	6,988	5,928
Net interest income	38,125	41,722	36,645	40,635	37,447	116,492	110,034
Provision for loan losses (organic & PNCI loans)	7	1,600	1,689	1,003	608	3,296	1,948
Provision for loan losses (purchased credit impaired loans)	81	(1,594)	(1,823)	(509)	(873)	(3,336)	1,044
Total provision for loan losses	88	6	(134)	494	(265)	(40)	2,992
Amortization of FDIC receivable for loss share agreements	—	—	—	—	—	—	(16,488)
Other noninterest income (1)	9,769	10,230	9,391	8,136	8,894	29,390	28,463
Total noninterest income	9,769	10,230	9,391	8,136	8,894	29,390	11,975
Total noninterest expense	28,480	30,674	28,898	29,562	32,416	88,052	93,860
Income before income taxes	19,326	21,272	17,272	18,715	14,190	57,870	25,157
Income tax expense	6,885	7,287	6,434	6,594	5,071	20,606	8,855
Net income	$12,441	$13,985	$10,838	$12,121	$9,119	$37,264	$16,302

COMMON SHARE DATA
Basic earnings per share	$.34	$.38	$.29	$.33	$.26	$1.01	$.46
Diluted earnings per share	.34	.38	.29	.33	.25	1.01	.45
Cash dividends declared per share	.14	.14	.14	.14	.07	.42	.18
Book value per share	15.21	15.00	14.73	14.47	14.88	15.21	14.88
Tangible book value per share (2)	13.99	13.77	13.49	13.22	13.78	13.99	13.78
Dividend payout ratio	41.18%	36.84%	48.28%	42.42%	28.00%	41.58%	40.00%

Table 1 - Financial Highlights Selected Financial Information
	2016			2015		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2016	2015
COMMON SHARES OUTSTANDING
Common stock	36,894,553	36,894,641	37,052,008	37,077,848	35,753,855	36,894,553	35,753,855
Weighted average shares outstanding:
Basic	35,863,183	35,822,654	36,092,269	35,208,607	34,687,354	35,940,402	34,315,916
Diluted	35,965,948	35,923,691	36,187,662	36,140,474	36,003,068	36,040,655	35,615,974

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (3)	$2,406,629	$2,326,666	$2,250,518	$2,203,993	$2,136,746	$2,328,309	$2,078,225
Assets	3,564,470	3,524,231	3,476,646	3,455,342	3,344,023	3,521,904	3,338,177
Deposits	2,866,822	2,873,019	2,854,514	2,842,788	2,766,314	2,864,830	2,750,220
Equity	557,365	546,838	542,444	534,702	529,498	548,738	526,675
Tangible equity	512,265	501,221	496,287	491,346	489,757	503,117	486,728

SELECTED ACTUAL BALANCES
Total assets	$3,616,384	$3,586,503	$3,532,971	$3,470,067	$3,388,673	$3,616,384	$3,388,673
Investment securities	889,726	888,060	910,167	887,705	831,548	889,726	831,548
Organic loans	2,030,457	2,004,858	1,895,340	1,774,332	1,694,949	2,030,457	1,694,949
Purchased non-credit impaired loans	189,053	205,705	223,398	240,310	285,419	189,053	285,419
Purchased credit impaired loans	126,836	134,533	139,795	145,575	159,323	126,836	159,323
Allowance for loan and lease losses	(27,177)	(27,599)	(30,345)	(29,075)	(28,930)	(27,177)	(28,930)
Interest-earning assets	3,403,046	3,375,061	3,326,274	3,266,042	3,184,739	3,403,046	3,184,739
Total deposits	2,959,292	2,885,490	2,905,598	2,861,962	2,795,188	2,959,292	2,795,188
Interest-bearing liabilities	2,109,226	2,152,138	2,049,398	2,069,737	1,979,675	2,109,226	1,979,675
Noninterest-bearing liabilities	946,024	881,009	937,718	863,840	876,837	946,024	876,837
Shareholders' equity	561,134	553,356	545,855	536,490	532,161	561,134	532,161

PERFORMANCE RATIOS
Return on average assets (4)	1.39%	1.60%	1.25%	1.39%	1.08%	1.41%	.65%
Return on average equity (4)	8.88	10.29	8.04	8.99	6.83	9.07	4.14
Cost of funds	.34	.33	.29	.28	.28	.32	.29
Net interest margin (5)	4.54	5.08	4.53	4.99	4.73	4.72	4.71
Net interest margin excluding accretion income (6)	3.57	3.53	3.48	3.40	3.52	3.53	3.39
Interest rate spread (5)	4.37	4.91	4.37	4.84	4.58	4.55	4.57
Efficiency ratio (7)	59.46	59.04	62.77	60.61	69.95	60.36	76.93

CAPITAL RATIOS
Average equity to average assets	15.64%	15.52%	15.60%	15.47%	15.83%	15.58%	15.78%
Leverage ratio	14.64	14.56	14.59	14.48	14.93	14.64	14.93
CET1 risk-based capital ratio	16.68	16.52	17.09	17.71	18.20	16.68	18.20
Tier 1 risk-based capital ratio	16.68	16.52	17.09	17.71	18.20	16.68	18.20
Total risk-based capital ratio	17.56	17.42	18.13	18.75	19.28	17.56	19.28

Table 1 - Financial Highlights Selected Financial Information
	2016			2015		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2016	2015
ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.05%	.47%	.03%	(.02)%	.01%	.18%	.01%
Nonperforming loans to total loans	.32	.35	.50	.29	.30	.32	.30
Nonperforming assets to loans + ORE	.32	.35	.50	.29	.33	.32	.33
Past due loans to total loans	.09	.18	.47	.10	.08	.09	.08
Allowance for loan and lease losses to loans	1.07	1.10	1.19	1.20	1.19	1.07	1.19

(1)	Includes all line items of noninterest income other than amortization of FDIC receivable for loss share agreements.

(2)	Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measure" and Table 2, "Non-GAAP Measure Reconciliation" for further information.

(3)
Includes quarter-to-date average nonaccrual loans of $8.6 million for third quarter 2016, $10.0 million for second quarter 2016, $8.9 million for first quarter 2016, $6.5 million for fourth quarter 2015 and $5.9 million for third quarter 2015.

(4)	Net income annualized for the applicable period.

(5)	Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 35%.

(6)	Excludes accretion income on loans and average purchased credit impaired loans.

(7)	Noninterest expenses divided by net interest income plus noninterest income.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measure

One of the financial measures included in this report, tangible book value per common share, is a financial measure that is not recognized by generally accepted accounting principles in the United States, or GAAP. This non-GAAP measure excludes the effect of the period end balance of intangible assets. Management believes that this non-GAAP measure provides additional useful information to investors, particularly since this measure is widely used by industry analysts for companies with prior merger and acquisition activities, such as us.

A reconciliation of this non-GAAP financial measure to the most directly comparable GAAP financial measure is presented in the accompanying table. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. This non-GAAP financial measure should not be considered as a substitute for GAAP financial measures, and we strongly encourage investors to review the GAAP financial measures included in this report and not to place undue reliance upon any single financial measure. In addition, because non-GAAP financial measures are not standardized, it may not be possible to compare the non-GAAP financial measures presented in this report with other companies’ non-GAAP financial measures having the same or similar names.

Table 2 - Non-GAAP Measure Reconciliation Selected Financial Information
	2016			2015		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2016	2015

BOOK VALUE PER COMMON SHARE RECONCILIATION
Tangible book value per common share	$13.99	$13.77	$13.49	$13.22	$13.78	$13.99	$13.78
Effect of goodwill and other intangibles	1.22	1.23	1.24	1.25	1.10	1.22	1.10
Book value per common share (GAAP)	$15.21	$15.00	$14.73	$14.47	$14.88	$15.21	$14.88

Results of Operations

Net Income

We reported net income of $12.4 million and $37.3 million for the three and nine months ended September 30, 2016, respectively, compared to net income of $9.1 million and $16.3 million for the same periods in 2015. Diluted earnings per common share were $.34 and $1.01 for the three and nine months ended September 30, 2016, respectively, compared to diluted earnings per common share of $.25 and $.45 for the same periods in 2015.

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

Three Months Ended September 30, 2016 and 2015

Our net interest income on a taxable equivalent basis was $38.3 million for the three months ended September 30, 2016, an increase of $637,000, or 1.7%, from the three months ended September 30, 2015. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $306.2 million and investment securities of $43.9 million compared to the three months ended September 30, 2015. A decline in the yield on average loans, excluding purchased credit impaired loans, of 24 basis points and an increase in average interest bearing deposits of $91.5 million compared to the three months ended September 30, 2015 partially offset the impact of the increases in average loans, excluding purchased credit impaired loans, and investment securities.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.37% for the three months ended September 30, 2016, compared to 4.58% for the same period in 2015, a decrease of 21 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.54% for the three months ended September 30, 2016 compared to 4.73% for the same period in 2015, a decrease of 19 basis points.

The yield on average earning assets was 4.84% for the three months ended September 30, 2016, compared to 4.98% for the three months ended September 30, 2015, a decrease of 14 basis points, driven primarily by a $1.8 million decline in accretion income on purchased credit impaired loans. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decrease in our yield on purchased credit impaired loans was primarily due to timing of customers payments as compared to the three months ended September 30, 2015. Our yield on loans, excluding purchased credit impaired loans, was 4.67% for the three months ended September 30, 2016, compared to 4.91% for the same period in 2015, a decrease of 24 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 2.11% and 1.86% for the three months ended September 30, 2016 and 2015, respectively. The increase of 25 basis points compared to the prior period was driven by our deployment of excess cash on the balance sheet into higher yielding investment securities.

The average rate on interest-bearing liabilities was .47% for the three months ended September 30, 2016, an increase of seven basis points from the same period in 2015. The average rate paid on interest-bearing deposits was .47% and .39% for the three months ended September 30, 2016 and 2015, respectively. The increase of eight basis points was primarily the result of an increase in time deposits from a local market time deposit special run during the fourth quarter of 2015 and first quarter of 2016 as part of management's strategy to grow new retail deposit relationships. Our cost of funds was 34 basis points for the three months ended September 30, 2016, an increase of six basis points from the same period in 2015.

Nine Months Ended September 30, 2016 and 2015

Our net interest income on a taxable equivalent basis was $116.9 million for the nine months ended September 30, 2016, an increase of $6.5 million, or 5.9%, from the nine months ended September 30, 2015. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $298.4 million and investment securities of $71.9 million, compared to the nine months ended September 30, 2015. A decrease in the yield on average loans, excluding purchased credit impaired loans, of 19 basis points and a decrease in the average balance of purchased credit impaired loans and related accretion income of $48.3 million and $2.6 million, respectively, compared to the nine months ended September 30, 2015 partially offset the impact of the increases in average loans, excluding purchased credit impaired loans, and investment securities.

Our net interest spread on a taxable equivalent basis was 4.55% for the nine months ended September 30, 2016, compared to 4.57% for the same period in 2015, a decrease of two basis points. Our net interest margin on a taxable equivalent basis was 4.72% for the nine months ended September 30, 2016 compared to 4.71% for the same period in 2015, an increase of one basis points.

The yield on average earnings assets was 5.00% for the nine months ended September 30, 2016, compared to 4.96% for the same period in 2015, an increase of four basis points, driven primarily by an increase of $2.7 million in interest income on investment securities. Our yield on purchased credit impaired loans was 32.54% for the nine months ended September 30, 2016, compared to 25.87% for the nine months ended September 30, 2015, an increase of 667 basis points. The increase in our yield on purchased credit impaired loans was primarily due to an increase of $1.5 million in gains on loan pool closings in relation to average purchased credit impaired loans for the nine months ended September 30, 2016 compared to the same period in 2015. Our yield on loans, excluding purchased credit impaired loans, was 4.68% for the nine months ended September 30, 2016, compared to 4.87% for the same period in 2015, a decrease of 19 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 2.08% and 1.83% for the nine months ended September 30, 2016 and 2015, respectively. The increase of 25 basis points was primarily driven by our deployment of excess cash on the balance sheet into higher yielding investment securities.

The average rate on interest-bearing liabilities was 0.45% for the nine months ended September 30, 2016, an increase of six basis points from the same period in 2015. The average rate paid on interest-bearing deposits was .45% and .38% for the nine months ended September 30, 2016 and 2015, respectively. The increase of seven basis points was primarily the result of an increase in amortization on our interest rate caps of $438,000 and a reduction of $402,000 in amortization of time deposit premiums on time deposits acquired in our acquisitions of First Bank of Georgia and Bank of Atlanta. During the next twelve months, $1.7 million is expected to be reclassified as a decrease to net interest income for our interest rate caps. Our cost of funds was 32 basis points for the nine months ended September 30, 2016, an increase of three basis points from the same period in 2015.

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

	For the Three Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$63,315	$44.28%		$179,526	$124.27%
Investment securities (1)	881,642	4,670	2.11%	837,786	3,930	1.86%
Loans, excluding purchased credit impaired loans (2)(3)	2,275,859	26,722	4.67%	1,969,651	24,397	4.91%
Purchased credit impaired loans	130,770	9,335	28.40%	167,095	11,156	26.49%
Total earning assets	3,351,586	40,771	4.84%	3,154,058	39,607	4.98%
Total nonearning assets	212,884			189,965
Total assets	$3,564,470			$3,344,023
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$515,974	$159.12%		$486,514	$164.13%
Savings & money market deposits	1,105,635	1,514.54%		1,042,941	1,240.47%
Time deposits less than $250,000	340,275	569.67%		295,304	284.38%
Time deposits $250,000 or greater	61,172	118.77%		57,511	52.36%
Brokered and wholesale time deposits	20,723	48.92%		70,004	171.97%
Other borrowings	94,455	96.40%		15,507	66	1.69%
Total interest-bearing liabilities	2,138,234	2,504.47%		1,967,781	1,977.40%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	823,043			814,040
Other liabilities	45,828			32,704
Shareholders’ equity	557,365			529,498
Total liabilities and shareholders’ equity	$3,564,470			$3,344,023
Net interest income		$38,267			$37,630
Net interest spread			4.37%			4.58%
Net interest margin			4.54%			4.73%
Net interest margin excluding accretion income			3.57%			3.52%
Cost of funds			.34%			.28%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $0 and $4,000 for the three months ended September 30, 2016 and 2015, respectively.
(2)   Includes average nonaccrual loans of $8.6 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $142,000 and $179,000 for the three months ended September 30, 2016 and 2015, respectively.

	For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$89,850	$230.34%		$236,658	$475.27%
Investment securities (1)	892,970	13,887	2.08%	821,056	11,245	1.83%
Loans, excluding purchased credit impaired loans (2)(3)	2,192,681	76,748	4.68%	1,894,314	69,069	4.87%
Purchased credit impaired loans	135,628	33,039	32.54%	183,911	35,590	25.87%
Total earning assets	3,311,129	123,904	5.00%	3,135,939	116,379	4.96%
Total nonearning assets	210,775			202,238
Total assets	$3,521,904			$3,338,177
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$528,669	$483.12%		$505,196	$519.14%
Savings & money market deposits	1,064,999	4,205.53%		1,057,324	3,619.46%
Time deposits less than $250,000	335,796	1,527.61%		310,643	834.36%
Time deposits $250,000 or greater	59,969	303.67%		57,142	146.34%
Brokered and wholesale time deposits	30,978	241	1.04%	85,494	612.96%
Other borrowings	63,301	229.48%		18,261	198	1.45%
Total interest-bearing liabilities	2,083,712	6,988.45%		2,034,060	5,928.39%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	844,419			734,421
Other liabilities	45,035			43,021
Shareholders’ equity	548,738			526,675
Total liabilities and shareholders’ equity	$3,521,904			$3,338,177
Net interest income		$116,916			$110,451
Net interest spread			4.55%			4.57%
Net interest margin			4.72%			4.71%
Net interest margin excluding accretion income			3.53%			3.39%
Cost of funds			.32%			.29%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $4,000 and $36,000 for the nine months ended September 30, 2016 and 2015, respectively.
(2)   Includes average nonaccrual loans of $9.0 million and $5.3 million for the nine months ended September 30, 2016 and 2015, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $420,000 and $381,000 for the nine months ended September 30, 2016 and 2015, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2016 vs. 2015			September 30, 2016 vs. 2015
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$3,643	$(1,318)	$2,325	$10,531	$(2,852)	$7,679
Loan accretion	(2,552)	731	(1,821)	(10,562)	8,011	(2,551)
Investment securities	214	526	740	1,038	1,604	2,642
Interest-bearing deposits in other financial institutions	(81)	1	(80)	(351)	106	(245)
Total interest income	1,224	(60)	1,164	656	6,869	7,525

Interest expense:
Deposits	93	404	497	13	1,016	1,029
Other borrowings	113	(83)	30	232	(201)	31
Total interest expense	206	321	527	245	815	1,060
Net interest income	$1,018	$(381)	$637	$411	$6,054	$6,465

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

Organic Loans

We recorded no provision for loan and lease losses related to organic loans for the three months ended September 30, 2016. For the same period in 2015 we recorded a provision of $614,000. For the nine months ended September 30, 2016 and 2015, we recorded provisions of $3.2 million and $1.9 million, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. There was a provision for loan and lease losses of $7,000 and $115,000 recorded for the three months and nine months ended September 30, 2016. This is in comparison to a negative provision of $6,000 and provision of $42,000 for the three and nine months ended September 30, 2015, respectively.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the allowance for loan and lease losses. Subsequent significant increases in the amount of cash expected to be collected from the borrower results in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. Prior to termination of our loss share agreements with the FDIC, the amount of provision for assets covered by loss share agreements was recorded through the FDIC receivable for loss share agreements. Subsequent to termination of the FDIC loss share agreements, the impact of any provision related to these formerly covered assets will not be offset by changes in the FDIC receivable for loss share agreements, which may result in greater volatility. We recorded a provision for loan and lease losses related to purchased credit impaired loans of $81,000 and a negative provision of $3.3 million for the three and nine months ended September 30, 2016, respectively, compared to a negative provision of $873,000 and a provision of $1.0 million for three and nine months ended September 30, 2015, respectively.

Noninterest Income

Noninterest income for the three months ended September 30, 2016 totaled $9.8 million, up $875,000 from the same period in 2015. Noninterest income for the nine months ended September 30, 2016 totaled $29.4 million, up $17.4 million from the same period in 2015. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Service charges on deposits	$1,383	$1,491	$4,121	$4,481
Mortgage banking income	3,216	3,079	9,808	9,239
SBA income	1,553	1,720	4,740	4,223
Payroll fee income	1,128	1,004	3,566	3,118
ATM income	759	742	2,273	2,240
Bank-owned life insurance income	533	537	1,463	1,454
Prepayment fees	234	551	715	2,937
Gain on sale of investment securities	38	17	447	338
Other	925	(247)	2,257	433
Noninterest income before amortization of FDIC receivable for loss share agreements	9,769	8,894	29,390	28,463
Amortization of FDIC receivable for loss share agreements	—	—	—	(16,488)
Total noninterest income	$9,769	$8,894	$29,390	$11,975

Mortgage banking income increased $137,000, or 4.4%, for the three months ended September 30, 2016 from the same period in 2015. Mortgage banking income increased $569,000, or 6.2%, for the nine months ended September 30, 2016. The increases in mortgage banking income were attributable to increased gains on sale of loans. SBA income for the three months ended September 30, 2016 decreased $167,000, or 9.7%, from the same period in 2015. This decrease in SBA income is mostly attributable to a decrease of $215,000 in gains on sale of loans booked during the three months ended September 30, 2016 compared to the same period in 2015. SBA income for the nine months ended September 30, 2016 increased $517,000, or 12.2%, from the same period in 2015 due to increased gains on sale of loans.

Payroll fee income increased $124,000, or 12.4%, for the three months ended September 30, 2016 from the same period in 2015. Payroll fee income increased $448,000, or 14.4%, for the nine months ended September 30, 2016 from the same period in 2015. The increase in payroll fee income for both periods was attributable to an increase in the number of payroll customers compared to the same periods in 2015.

Prepayment fees decreased $317,000 for the three months ended September 30, 2016 from the same period in 2015. For the nine months ended September 30, 2016 prepayment fees decreased $2.2 million compared to the same period in 2015. The decrease in prepayment fees was a result of increased activity on early payoffs of fixed rate loans during the first quarter and second quarter of 2015.

Other noninterest income increased $1.2 million and $1.8 million, or 474.5% and 421.2%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in other noninterest income was primarily attributable to writedowns and losses totaling $514,000 and $742,000 on premises and equipment primarily associated with closed branches disposed of or transferred to OREO for the three months and nine months ended September 30, 2015, respectively. Additionally, the increase for the three and nine months ended September 30, 2016 attributable to gains on sale of equipment finance loans totaled $160,000 and $404,000, respectively and the mark-to-market on interest rate swaps and hedged assets improved by $430,000 in the three month period ended September 30, 2016 as compared to the same quarter last year.

Noninterest income includes the amortization of the FDIC receivable for loss share agreements, which represents amortization expense on the FDIC receivable for loss share agreements, inclusive of the $14.5 million one-time charge we incurred as a result of terminating our loss share agreements in the second quarter of 2015. The one-time charge was largely the write-off of amortization expense on the FDIC receivable scheduled to be recognized during future quarters had we not terminated our loss share agreements.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2016 totaled $28.5 million, down $3.9 million from the same period in 2015. Noninterest expense for the six months ended September 30, 2016 totaled $88.1 million, down $5.8 million from the same period in 2015.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Salaries and employee benefits	$19,799	$23,293	$59,221	$63,381
Occupancy and equipment	2,984	3,113	9,100	9,437
Data processing	2,097	2,097	6,383	6,812
Legal and professional fees	1,064	1,089	2,993	3,857
Merger-related expenses	135	717	454	1,730
Marketing	665	491	1,786	1,526
Federal deposit insurance premiums and other regulatory fees	441	621	1,556	1,582
Loan collection costs and OREO activity	(841)	(1,198)	(452)	(907)
Amortization of intangibles	513	436	1,586	1,295
Other	1,623	1,757	5,425	5,147
Total noninterest expense	$28,480	$32,416	$88,052	$93,860

Salaries and employee benefits decreased $3.5 million, or 15.0%, for the three months ended September 30, 2016 from the same period in 2015. For the nine months ended September 30, 2016, salaries and employee benefits decreased $4.2 million, or 6.6%, compared to the same period in 2015. The decrease in salaries and employee benefits for the three and nine months ended September 30, 2016 was primarily attributable to efficiency initiatives announced in the third quarter of 2015 and a reduction in expenses associated with the merger of First Bank of Georgia with and into State Bank in July 2015, which resulted in severance costs of $3.0 million and $3.8 million for the three and nine months ended September 30, 2015, respectively. Decreases in severance costs for the three and nine months ended September 30, 2016 were partially offset by an increase in commission expense related to our increase in mortgage and SBA production volume during the same periods.

Legal and professional fees decreased $25,000, or 2.3%, for the three months ended September 30, 2016 from the same period in 2015. Legal and professional fees decreased $864,000, or 22.4%, for the nine months ended September 30, 2016, from the same period in 2015. The decrease was largely due to reductions in payments to certain vendors associated with our efficiency initiatives, lower spending related to the infrastructure needed to support assets covered under our loss share agreements with the FDIC, which were terminated in the second quarter of 2015, and lower employee recruiting fees.

Marketing increased $174,000, or 35.4%, for the three months ended September 30, 2016 from the same period in 2015. Marketing increased $260,000, or 17.0%, for the nine months ended September 30, 2016 from the same period in 2015. These increases are primarily related to targeted promotions in certain of our market areas.

Loan collection costs and OREO activity, which are net of rental fees on OREO properties as well as gains and losses on OREO, were $(841,000) for the three months ended September 30, 2016, an increase of 29.8%, compared to $(1.2) million for the same period in 2015. For the nine months ended September 30, 2016, loan collection costs and OREO activity were $(452,000), an increase of 50.2%, compared to $(907,000) for the same period in 2015. The net increase is attributable to a $2.0 million decrease in gain on sales of OREO, partially offset by a net reduction of $1.6 million in loan collection expenses and rental fees for the nine months ended September 30, 2016, compared to the same period in 2015.

Amortization of intangibles increased $77,000, or 17.7%, for the three months ended September 30, 2016 from the same period in 2015. Amortization of intangibles increased $291,000, or 22.5% for the nine months ended September 30, 2016 from the same period in 2015. These increases are primarily related to intangibles recorded and amortized from our acquisition of Patriot Capital Corporation in the fourth quarter of 2015.

Merger-related expenses decreased $582,000, or 81.2%, for the three months ended September 30, 2016 from the same period in 2015. Merger-related expenses decreased $1.3 million, or 73.8%, for the nine months ended September 30, 2016 from the same period in 2015. Merger-related expenses in 2016 were attributable to our proposed acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc. The merger-related expenses in 2015 were directly related to our acquisitions of Bank of Atlanta and First Bank of Georgia.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The effective tax rate was 35.6% and 35.7% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate was 35.6% and 35.2% for the nine months ended September 30, 2016 and 2015, respectively. During the third quarter of 2016, the Company early adopted ASU 2016-09 effective January 1, 2016, which reduced income tax expense by $56,000 and $202,000 for the three and nine months ended September 30, 2016.

Balance Sheet Review

General

At September 30, 2016, we had total assets of approximately $3.6 billion, consisting principally of $2.0 billion in net organic loans, $188.9 million in net purchased non-credit impaired loans, $121.5 million in net purchased credit impaired loans, $889.7 million in investment securities, $10.6 million in other real estate owned and $113.8 million in cash and cash equivalents. Our liabilities at September 30, 2016 totaled $3.1 billion, consisting principally of $3.0 billion in deposits. At September 30, 2016, our shareholders' equity was $561.1 million.

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

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At September 30, 2016, we had $822.7 million in available-for-sale securities representing approximately 22.7% of total assets, compared to $887.7 million, or 25.6% of total assets, at December 31, 2015. The $65.1 million, or 7.3%, decrease in our available-for-sale securities from December 31, 2015 to September 30, 2016 was due primarily to the transfer of certain investment securities available-for-sale to held-to-maturity during the first quarter of 2016 and paydowns on existing securities, partially offset by additional purchases of available-for-sale securities.

At September 30, 2016, we had $67.1 million in held-to-maturity securities compared to no such securities at December 31, 2015. During the first quarter of 2016, we reclassified $56.6 million in investment securities from available-for-sale to held-to-maturity. We reclassified these securities, which are expected to be held to maturity, to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss). This reclassification will remain in effect until the investments are called or mature.

        At September 30, 2016, $89.6 million, or 10.1%, of our investment securities were invested in securities of U.S. Government agencies, compared to $103.3 million, or 11.6%, at December 31, 2015. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At September 30, 2016, $500.3 million, or 56.2%, of our securities were invested in agency mortgage-backed securities, compared to $503.7 million, or 56.7%, at December 31, 2015. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At September 30, 2016, $157.6 million, or 17.7% of our investment securities were invested in nonagency mortgage-backed securities, compared to $150.7 million, or 17.0%, at December 31, 2015. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At September 30, 2016, $56.8 million, or 6.4%, of our investment securities were invested in asset-backed securities, compared to $46.2 million, or 5.2%, at December 31, 2015. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At September 30, 2016, $85.2 million, or 9.6%, of our investment securities were invested in corporate securities, compared to $82.0 million, or 9.2%, at December 31, 2015. Corporate securities currently consist of short duration debt and longer term financial institution subordinated debt securities. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our investment portfolio at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$89,239	$89,598	$103,525	$103,272
States and political subdivisions	300	301	1,809	1,813
Residential mortgage-backed securities — nonagency	155,085	157,557	146,832	150,702
Residential mortgage-backed securities — agency	496,298	500,306	507,168	503,688
Asset-backed securities	—	—	46,570	46,245
Corporate securities	73,868	74,893	82,245	81,985
Total investment securities available-for-sale	$814,790	$822,655	$888,149	$887,705

	September 30, 2016		December 31, 2015
Investment Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$56,789	$56,943	$—	$—
Corporate securities	10,282	10,500	—	—
Total investment securities available-for-sale	$67,071	$67,443	$—	$—

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Investment Securities Available-for-Sale	Distribution of Maturities (1)
September 30, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$—	$89,239	$—	$—	$89,239
States and political subdivisions	—	300	—	—	300
Residential mortgage-backed securities — nonagency	—	—	—	155,085	155,085
Residential mortgage-backed securities — agency	—	15,793	360,623	119,882	496,298
Corporate securities	7,712	64,610	—	1,546	73,868
Total debt securities	$7,712	$169,942	$360,623	$276,513	$814,790

Fair Value (1):
U.S. Government securities	$—	$89,598	$—	$—	$89,598
States and political subdivisions	—	301	—	—	301
Residential mortgage-backed securities — nonagency	—	—	—	157,557	157,557
Residential mortgage-backed securities — agency	—	15,944	363,990	120,372	500,306
Corporate securities	7,702	65,645	—	1,546	74,893
Total debt securities	$7,702	$171,488	$363,990	$279,475	$822,655

Weighted average yield (2):
Total debt securities	1.45%	1.69%	1.31%	2.71%	1.87%

Investment Securities Held-to-Maturity	Distribution of Maturities (1)
September 30, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$31,670	$25,119	$56,789
Corporate securities	—	—	10,282	—	10,282
Total debt securities	$—	$—	$41,952	$25,119	$67,071

Fair Value (1):
Asset-backed securities	$—	$—	$31,770	$25,173	$56,943
Corporate securities	—	—	10,500	—	10,500
Total debt securities	$—	$—	$42,270	$25,173	$67,443

Weighted average yield (2):
Total debt securities	—%	—%	3.61%	2.72%	3.28%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $2.3 billion at September 30, 2016 and $2.1 billion at December 31, 2015. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $256.1 million, or 14.4%, to $2.0 billion at September 30, 2016 from December 31, 2015. The $256.1 million increase was a result of stable to improving economic conditions, growing market share within our markets and traction in asset generating verticals. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards for organic loans.

Purchased Loans

Purchased non-credit impaired loans were $189.1 million at September 30, 2016, down $51.3 million, or 21.3%, from December 31, 2015. Our purchased non-credit impaired loans declined as these loans were paid down or refinanced. Our purchased credit impaired loans decreased $18.7 million, or 12.9%, to $126.8 million at September 30, 2016 from December 31, 2015. Our purchased credit impaired loans declined as these loans were paid down or charged-off.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2016					December 31, 2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$486,299	$10,035	$11,564	$507,898	21.6%	$482,087	$18,598	$14,252	$514,937	23.9%
Other commercial real estate	744,270	58,261	38,238	840,769	35.8%	661,062	74,506	40,742	776,310	35.9%
Total commercial real estate	1,230,569	68,296	49,802	1,348,667	57.4%	1,143,149	93,104	54,994	1,291,247	59.8%
Residential real estate	139,926	56,468	53,953	250,347	10.7%	140,613	69,053	64,011	273,677	12.6%
Owner-occupied real estate	239,726	52,016	22,389	314,131	13.4%	219,636	61,313	25,364	306,313	14.2%
Commercial, financial & agricultural	306,141	10,447	608	317,196	13.5%	181,513	14,216	1,050	196,779	9.1%
Leases	74,722	—	—	74,722	3.2%	71,539	—	—	71,539	3.3%
Consumer	39,373	1,826	84	41,283	1.8%	17,882	2,624	156	20,662	1.0%
Total gross loans receivable, net of deferred fees	2,030,457	189,053	126,836	2,346,346	100.0%	1,774,332	240,310	145,575	2,160,217	100.0%
Allowance for loan and lease losses	(21,736)	(150)	(5,291)	(27,177)		(21,224)	(53)	(7,798)	(29,075)
Total loans, net	$2,008,721	$188,903	$121,545	$2,319,169		$1,753,108	$240,257	$137,777	$2,131,142

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

At September 30, 2016, our total ALLL for the loan portfolio was $27.2 million, a decrease of $1.9 million compared to December 31, 2015. The ALLL reflected $1.9 million of net charge-offs and a $40,000 negative provision for loan and lease losses on our total loan portfolio for the nine months ended September 30, 2016.

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

At September 30, 2016, our organic ALLL increased $512,000 to $21.7 million, compared to $21.2 million at December 31, 2015. The increase in our organic ALLL at September 30, 2016 is primarily from $3.2 million of provision for loan and lease losses charged to expense for the nine months ended September 30, 2016, primarily due to organic loan growth and an increase in net charge-offs. Net charge-offs on organic loans for the nine months ended September 30, 2016, increased $2.5 million compared to the same period in 2015. The increase in net charge-offs primarily related to one loan that was classified and specifically reserved for in the first quarter of 2016 and subsequently charged down in the second quarter of 2016.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At September 30, 2016, our purchased non-credit impaired ALLL was $150,000, an increase of $97,000 compared to December 31, 2015. The increase in the purchased non-credit impaired ALLL was primarily due to the ALLL calculated on one individually evaluated loan exceeding the discount we recorded at acquisition.

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

At September 30, 2016, our purchased credit impaired ALLL was $5.3 million, compared to $7.8 million at December 31, 2015. The provision for loan and lease losses charged to expense for the nine months ended September 30, 2016 was negative $3.3 million, compared to a provision of $1.0 million, net of the amount recorded through the FDIC receivable for loss share agreements, for the same period in 2015. The decrease was primarily due to net recoveries during the period and improvement in expected cash flows during the most recent quarterly re-estimation. At September 30, 2016, our overall outstanding purchased credit impaired loan portfolio balance continued to decline with an ending balance of $126.8 million compared to $145.6 million at December 31, 2015. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

For organic loans and purchased non-credit impaired loans, the provision for loan and lease losses will be affected by the loss potential on distressed loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be higher than our historical experience. For purchased credit impaired loans, the provision for loan and lease losses will be most significantly influenced by differences in actual credit losses resulting from the resolution of purchased credit impaired loans from the estimated credit losses used in determining the estimated fair values of such purchased credit impaired loans as of their acquisition or re-estimation dates.

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Nine Months Ended September 30
	2016				2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$21,224	$53	$7,798	$29,075	$18,392	$—	$10,246	$28,638
Charge-offs:
Construction, land & land development	(2,125)	—	(681)	(2,806)	—	—	(1,138)	(1,138)
Other commercial real estate	—	—	(183)	(183)	—	—	(3,580)	(3,580)
Total commercial real estate	(2,125)	—	(864)	(2,989)	—	—	(4,718)	(4,718)
Residential real estate	(29)	(76)	(899)	(1,004)	—	(24)	(1,009)	(1,033)
Owner-occupied real estate	—	—	(298)	(298)	—	—	(1,275)	(1,275)
Commercial, financial & agricultural	(336)	(1)	(228)	(565)	(185)	—	(1,533)	(1,718)
Leases	(327)	—	—	(327)	—	—	—	—
Consumer	(41)	(3)	(56)	(100)	(18)	(24)	(131)	(173)
Total charge-offs	$(2,858)	$(80)	$(2,345)	$(5,283)	$(203)	$(48)	$(8,666)	$(8,917)
Recoveries:
Construction, land & land development	—	—	402	402	1	—	831	832
Other commercial real estate	—	—	1,879	1,879	—	—	2,096	2,096
Total commercial real estate	—	—	2,281	2,281	1	—	2,927	2,928
Residential real estate	5	45	400	450	10	1	332	343
Owner-occupied real estate	44	—	207	251	—	—	848	848
Commercial, financial & agricultural	130	—	233	363	62	—	789	851
Leases	9	—	—	9	—	—	—	—
Consumer	1	17	53	71	8	5	189	202
Total recoveries	$189	$62	$3,174	$3,425	$81	$6	$5,085	$5,172
Net (charge-offs) recoveries	(2,669)	(18)	829	(1,858)	(122)	(42)	(3,581)	(3,745)
Provision for loan and lease losses	3,181	115	(3,336)	(40)	1,906	42	2,089	4,037
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—	(1,045)	(1,045)
Total provision for loan and lease losses charged to operations	3,181	115	(3,336)	(40)	1,906	42	1,044	2,992
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—	1,045	1,045
Balance, at end of period	$21,736	$150	$5,291	$27,177	$20,176	$—	$8,754	$28,930
Allowance for loan and lease losses to loans	1.07%	.08%	4.17%	1.16%	1.19%	—%	5.49%	1.35%
Ratio of net charge-offs (recoveries) to average loans outstanding	.18%	.01%	(.82)%	.11%	.01%	.01%	2.60%	.25%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$6,373	20.7%	$8,185	22.3%
Other commercial real estate	5,752	31.7%	5,422	30.6%
Total commercial real estate	12,125	52.4%	13,607	52.9%
Residential real estate	1,893	6.0%	2,053	6.4%
Owner-occupied real estate	2,038	10.2%	1,920	10.2%
Commercial, financial & agricultural	4,396	13.1%	2,509	8.4%
Leases	716	3.2%	865	3.3%
Consumer	568	1.7%	270	0.8%
Total allowance for organic loans	$21,736	86.6%	$21,224	82.0%

Purchased Non-credit Impaired loans
Construction, land & land development	$—	0.4%	$—	0.9%
Other commercial real estate	—	2.5%	—	3.4%
Total commercial real estate	—	2.9%	—	4.3%
Residential real estate	—	2.4%	53	3.2%
Owner-occupied real estate	—	2.2%	—	2.8%
Commercial, financial & agricultural	150	0.4%	—	0.7%
Consumer	—	0.1%	—	0.2%
Total allowance for purchased non-credit impaired loans	$150	8.0%	$53	11.2%

Purchased Credit Impaired loans
Construction, land & land development	$785	0.5%	$1,516	0.7%
Other commercial real estate	1,577	1.6%	1,872	1.9%
Total commercial real estate	2,362	2.1%	3,388	2.6%
Residential real estate	1,274	2.3%	1,893	3.0%
Owner-occupied real estate	1,588	1.0%	2,449	1.2%
Commercial, financial & agricultural	65	—%	60	—%
Consumer	2	—%	8	—%
Total allowance for purchased credit impaired loans	$5,291	5.4%	$7,798	6.8%
Total allowance for loan and lease losses	$27,177	100.0%	$29,075	100.0%

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At September 30, 2016, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose are transferred into OREO at the lower of their carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At September 30, 2016, OREO totaled $10.6 million, an increase of $79,000 from December 31, 2015. The increase is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $3.0 million, offset by $2.7 million in sales of OREO.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2016				December 31, 2015
Nonperforming Assets	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total
Nonaccrual loans	$6,423	$1,672	$—	$8,095	$5,096	$1,280	$—	$6,376
Accruing TDRs	—	—	—	—	—	577	—	577
Total nonperforming loans	6,423	1,672	—	8,095	5,096	1,857	—	6,953
Other real estate owned	83	21	10,505	10,609	33	—	10,497	10,530
Total nonperforming assets	$6,506	$1,693	$10,505	$18,704	$5,129	$1,857	$10,497	$17,483
Nonperforming loans to total loans	.32%	.88%	—%	.35%	.29%	.77%	—%	.32%
Nonperforming assets to total loans and other real estate owned	.32%	.90%	7.65%	.79%	.29%	.77%	6.73%	.81%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $18.7 million, or .8% of total loans and other real estate owned at September 30, 2016, compared to $17.5 million, or .8% at December 31, 2015. The $1.2 million increase in nonperforming assets is primarily related to the migration of a small group of credits to nonaccrual and an increase of $79,000 in OREO.

At September 30, 2016 and December 31, 2015, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing. At September 30, 2016 and December 31, 2015, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $151,000 and $475,000 for the three and nine months ended September 30, 2016, respectively. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans was approximately $27,000 for the nine months ended September 30, 2016. There was no interest income recognized on organic and purchased non-credit impaired nonaccrual loans during the three months ended September 30, 2016.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management classifies potential problem loans as "Substandard" or "Doubtful". Potential problem loans not included in the nonperforming assets table above totaled $2.2 million, or .1%, of total organic and purchased non-credit impaired loans outstanding at September 30, 2016, compared to $1.5 million, or .1%, at December 31, 2015.

Deferred Tax Asset

At September 30, 2016, we had $31.8 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $159.3 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at September 30, 2016 were $3.0 billion, an increase of $97.3 million from December 31, 2015. The increase was largely due to organic growth within our existing markets. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through September 30, 2016, as we grew our noninterest-bearing deposits to $890.6 million, representing 30.1% of total deposits. Average noninterest-bearing deposits increased $110.0 million, or 15.0%, for the nine months ended September 30, 2016 compared to the same period in 2015.

Our interest-bearing transaction accounts decreased $41.3 million from December 31, 2015 to September 30, 2016. The decrease was primarily due to reduction in public fund balances compared to December 31, 2015. Interest-bearing deposits in savings and money market accounts increased $27.3 million from December 31, 2015, primarily resulting from an increase in the balance on one commercial customer's money market account. Time deposits, excluding brokered and wholesale, increased $69.5 million during the nine months ended September 30, 2016 primarily from a local market time deposit special run during the fourth quarter of 2015 and first quarter of 2016 as part of management's strategy to grow new retail deposit relationships.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 32 basis points for the nine months ended September 30, 2016, up three basis points from the nine months ended September 30, 2015.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$890,588	30.1%	$826,216	28.9%
Interest-bearing transaction accounts	547,078	18.5%	588,391	20.6%
Savings and money market deposits	1,101,458	37.2%	1,074,190	37.5%
Time deposits less than $250,000	332,873	11.3%	279,449	9.8%
Time deposits $250,000 or greater	57,556	1.9%	41,439	1.4%
Brokered and wholesale time deposits	29,739	1.0%	52,277	1.8%
Total deposits	$2,959,292	100.0%	$2,861,962	100.0%

The maturity distribution of our time deposits of $250,000 or greater was as follows (dollars in thousands):

September 30, 2016
Three months or less	$3,854
Over three through six months	6,485
Over six though twelve months	38,563
Over twelve months	8,654
Total time deposits of $250,000 or greater	$57,556

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Nine Months Ended September 30
	2016		2015
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$844,419	—%	$734,421	—%
Interest-bearing transaction accounts	528,669.12%		505,196.14%
Savings and money market deposits	1,064,999.53%		1,057,324.46%
Time deposits less than $250,000	335,796.61%		310,643.36%
Time deposits $250,000 or greater	59,969.67%		57,142.34%
Brokered and wholesale time deposits	30,978	1.04%	85,494.96%
Total deposits	$2,864,830		$2,750,220

FHLB Borrowings

FHLB borrowings at September 30, 2016 were $20.0 million compared to none at December 31, 2015. We use short-term FHLB borrowings as part of our liquidity management strategy. The increase in FHLB borrowings was attributable to organic loan growth as well as brokered time deposits which matured during the period.

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At September 30, 2016, shareholders' equity was $561.1 million, or 15.5% of total assets, compared to $536.5 million, or 15.5% of total assets, at December 31, 2015. The primary factors affecting changes in shareholders' equity was our net income, offset by dividends declared and our repurchase of $5.1 million of our common stock during the nine months ended September 30, 2016.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board imposes similar capital regulations on bank holding companies. On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets. Basel III introduced a new minimum ratio of common equity Tier 1 capital (CET1) and raised the minimum ratios for Tier 1 capital, total capital, and Tier 1 leverage. The final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments and improves the methodology for calculating risk-weighted assets to enhance risk sensitivity. The methods for calculating the risk-based capital ratios have changed and will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are fully phased in by January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile. In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a "capital conservation buffer" on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. Implementation of the new capital and liquidity standards did not and is not expected to significantly impact the Company or State Bank because our current capital levels materially exceed those required under the new rules.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the both September 30, 2016 and December 31, 2015 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
CET1 Capital	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%
Total Capital	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

The Company and State Bank entered into a Capital Maintenance Agreement with the FDIC. Under the terms of the Capital Maintenance Agreement, State Bank was required to maintain a leverage ratio of at least 10% and a total risk-based capital ratio of at least 12%. The Capital Maintenance Agreement expired on July 26, 2016 and is no longer in effect.

At September 30, 2016 and December 31, 2015, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	September 30, 2016	December 31, 2015
Company
Tier 1 leverage ratio	14.64%	14.48%
CET1 capital ratio	16.68	17.71
Tier 1 risk-based capital ratio	16.68	17.71
Total risk-based capital ratio	17.56	18.75

State Bank
Tier 1 leverage ratio	12.88%	12.62%
CET1 capital ratio	14.67	15.42
Tier 1 risk-based capital ratio	14.67	15.42
Total risk-based capital ratio	15.56	16.47

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. During the quarter ended September 30, 2016, State Bank paid no dividends to the Company. At September 30, 2016, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At September 30, 2016, the Company had $45.6 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes. On August 24, 2016, we declared a quarterly dividend of $.14 per common share and paid the dividend on September 13, 2016 to our common stock shareholders of record as of September 6, 2016.

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

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At September 30, 2016, unfunded commitments to extend credit were $604.0 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction, commercial lines of credit and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At September 30, 2016, there were commitments totaling approximately $5.7 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
September 30, 2016	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$421,614	$342,892	$66,070	$12,652	$—
Operating lease obligations	23,991	3,524	7,041	6,259	7,167
Total contractual obligations	$445,605	$346,416	$73,111	$18,911	$7,167

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

At September 30, 2016, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $113.8 million, or 3.1% of total assets compared to $175.4 million, or 5.1% of total assets at December 31, 2015. The decline in our liquid assets was primarily due to funding organic loan growth. Our available-for-sale securities at September 30, 2016 amounted to $822.7 million, or 22.7% of total assets compared to $887.7 million or 25.6% at December 31, 2015. Investment securities with an aggregate fair value of $290.3 million and $424.8 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our unpledged securities was due to decreases in public funds, partially offset by an increase in repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Core customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2016, core deposits were 123.9% of net loans, compared with 130.6% at December 31, 2015. We maintain eight federal funds lines of credit with correspondent banks totaling $175.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2016, we had $20.0 million advances from the FHLB and a remaining credit availability of $230.7 million. In addition, we maintain a $425.5 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At September 30, 2016, we had interest rate swaps and caps with aggregate notional amounts of $166.9 million and $200.0 million, respectively. The fair value of the derivative financial assets was $188,000 at September 30, 2016, compared to $1.3 million at December 31, 2015. The fair value of the derivative financial liabilities was $4.5 million at September 30, 2016, compared to $1.5 million at December 31, 2015. The change in the values of our derivatives was directly related to the decline in interest rates. Note 10 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2016. Based on the simulation run at September 30, 2016, annual net interest income would be expected to increase approximately 6.11%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 13.83%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 3.43%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The increase in asset sensitivity at September 30, 2016 was primarily due to growth in longer duration deposits, specifically noninterest bearing deposits and CDs.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	September 30, 2016	December 31, 2015
+200	13.83%	11.34%
+100	6.11	4.95
-100	(3.43)	(2.47)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of September 30, 2016, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On August 16, 2016, we issued 2,748 shares of our common stock in a cashless exchange for a warrant to purchase 5,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 2,252 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 2,748 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Repurchases of Company Common Stock

No shares were repurchased by the Company in the three months ended September 30, 2016. On February 10, 2016, the board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purpose of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plan expires on the earlier of (a) the first anniversary of the trading plan, (b) the date on which the maximum aggregate number of shares authorized to be repurchased has been repurchased, or (c) after written notice by the broker or the Company as specified in the trading plan. To date, 270,715 shares have been repurchased and 1,229,285 shares may still be repurchased by the Company under the plan.

Total

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

November 4, 2016	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

November 4, 2016	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.