Form 10-K
period 2016-12-31
STATE BANK FINANCIAL CORP
filed 2017-02-24
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $710.7 million.

The number of shares outstanding of the registrant’s common stock, as of February 23, 2017 was 38,869,395.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our strategic plans to continue organic growth and pursue other strategic opportunities, such as acquisitions, that our direct banking strategy will assist us in obtaining the deposits from local customers, the use of the mortgage and Small Business Administration ("SBA") platforms from our recent acquisitions, our expectations regarding growth in our markets, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation that our total risk-weighted assets will increase, our belief that our recorded deferred tax assets are fully recoverable, our expected dividend capacity in 2017, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.

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

•	a general decline in the real estate and lending markets, particularly in our market areas, could negatively affect our financial results;

•	risk associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits;

•	increased cybersecurity risk, including potential network breaches, business disruptions or financial losses;

•	our ability to raise additional capital may be impaired based on conditions in the capital markets;

•	costs or difficulties related to the integration of the banks we have acquired or may acquire may be greater than expected;

•	current or future restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce the volumes or values of the loans we make or have acquired;

•	other financial institutions may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets;

•	economic, geopolitical or other factors may prevent the growth we expect in the markets in which we operate; and

•	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the Securities and Exchange Commission ("SEC").

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

PART I

Item 1.    Description of Business.

General Overview

State Bank Financial Corporation (the "Company") is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company (the "Bank" or "State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia, which initially operated as a small community bank with two branch offices located in Dooly County, Georgia. Between July 24, 2009 and December 31, 2016, we successfully completed 16 bank acquisitions totaling $5.1 billion in assets and $4.5 billion in deposits. State Bank principally operates through 31 full-service branches throughout seven of Georgia's eight largest metropolitan statistical areas, or MSAs.

 In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank. Additionally, we refer to each of the financial institutions we have acquired collectively as the "Acquired Banks."

As a result of our acquisitions, we have transformed from a small community bank to a much larger commercial bank. We offer a variety of community banking services to individuals and businesses within our markets. Our product lines include loans to small and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers. In addition to the banking services noted above, we offer payroll and insurance services, through Altera Payroll and Insurance, a division of State Bank, to small and medium-size businesses. These services include fully automated human resources information system, payroll, benefits and labor management.

At December 31, 2016, our total assets were approximately $4.2 billion, our total loans receivable were approximately $2.8 billion, our total deposits were approximately $3.4 billion and our total shareholders' equity was approximately $613.6 million. The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326. State Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210.

Our History and Growth

On July 24, 2009, State Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. Since that date and through October 2011, State Bank has acquired $3.9 billion in total assets and assumed $3.6 billion in deposits from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver, in 12 different failed bank acquisition transactions.

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

On October 22, 2015, we closed on the acquisition of the equipment finance origination platform of Patriot Capital Corporation ("Patriot Capital"). Patriot Capital, which now operates as a division of State Bank, is a leading provider of equipment financing to the retail petroleum industry. Patriot Capital originates loans throughout the United States.

On December 31, 2016, we closed on our acquisition of NBG Bancorp, Inc. ("NBG Bancorp") and its wholly-owned subsidiary bank, The National Bank of Georgia ("National Bank of Georgia"). NBG Bancorp was immediately merged into the Company followed by the merger of National Bank of Georgia with and into State Bank. We paid approximately $77.9 million for all of the outstanding shares of NBG Bancorp consisting of $34.2 million in cash and $43.7 million of our common stock. With the acquisition of National Bank of Georgia, we acquired one branch in Athens, Georgia, one branch in Gainesville, Georgia, and a mortgage office in Athens, Georgia.

On December 31, 2016, we also closed on our acquisition of S Bankshares, Inc. ("S Bankshares") and its wholly-owned subsidiary bank, S Bank. S Bankshares was immediately merged into the Company followed by the merger of S Bank with and into State Bank. We paid approximately $12.6 million for all of the outstanding shares of S Bankshares consisting of $4.3 million in cash and $8.3 million of our common stock. With the acquisition of S Bank, we acquired four branches located in Savannah, Glennville, Reidsville and Hinesville, Georgia.

Strategic Plan

As a result of our 12 FDIC-assisted acquisitions since July 2009, and the fair value discounts associated with each such acquisition, we anticipate that a significant portion of our earnings over the next year or two will continue to be derived from the realization of accretable discounts on the loans that we purchased. (See below "Lending Activities-General" for an explanation of "accretable discounts"). We also plan to continue growing our loan portfolio organically over the coming year and to add additional clients to our cash management and payments business, including our payroll processing services. For the year ended December 31, 2016, we had organic loan growth of $316.2 million, or 17.8%, from 2015.

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

Our Market Area

Our primary market areas are Middle Georgia (including Macon), Metropolitan Atlanta, Greater Savannah, Athens, Gainesville and Augusta, Georgia. In addition to our administrative office, located at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326, at December 31, 2016, we operated 31 full-service banking offices in the following counties in Georgia: Bibb, Chatham, Clarke, Cobb, Columbia, Dooly, Fulton, Gwinnett, Hall, Houston, Jones, Liberty, McDuffie, Richmond and Tattnall. We also operated eight mortgage production offices.

The following table shows key deposit and demographic information about our market areas and our presence in these markets:

	State Bank and Trust Company			Total Market Area
	2016 State Bank Deposits in Market ($000) (1)	2016 Total Market Share (1)	2016 Rank in Market (1)	2016 Total Deposits in Market Area ($000) (1)	2016 Population (2)	2017-2022 Projected Population Growth (2)	2016 Median Household Income (2)	2017-2022 Projected Growth in Household Income (2)
Middle Georgia
Bibb	$842,704	29.96%	1	$2,813,056	153,056.83%		$38,134	6.93%
Dooly	26,676	19.38	3	137,652	13,822	(2.08)	28,446	(3.59)
Houston	258,302	19.50	2	1,324,691	151,976	5.35	53,565	2.20
Jones	154,238	52.98	1	291,112	28,302.61		55,999	8.14
Metro Atlanta
Cobb	166,180	1.21	16	13,785,646	757,707	6.62	69,945	8.34
Fulton	980,353	1.11	9	88,592,983	1,031,774	6.79	61,084	7.26
Gwinnett	85,746.58		24	14,798,376	923,142	8.11	63,148	5.34
Augusta
Columbia	132,633	7.52	5	1,764,758	150,080	9.74	69,878	1.89
McDuffie	66,873	23.48	1	284,866	21,506	1.15	41,331	9.72
Richmond	225,450	6.39	5	3,526,729	202,265	2.35	37,955	2.50
Greater Savannah (3)
Chatham	13,725.22		19	6,314,712	292,924	6.54	51,261	7.94
Liberty	19,740	5.04	4	391,610	61,070	(2.06)	43,191	(3.05)
Tattnall	57,914	19.60	3	295,532	25,176	1.15	35,995	3.57
Athens/Gainesville (3)
Clarke	225,302	7.97	6	2,826,332	126,464	6.17	32,847	4.06
Hall	98,359	3.04	11	3,239,570	197,797	6.61	56,020	10.06

(1) Source: SNL Financial. This data is as of June 30, 2016 and the market information includes only retail branches for banks, thrifts, and savings banks and does not include credit unions.
(2) Source: Nielsen, as provided by SNL Financial. Demographic data is provided by Nielsen, based primarily on U.S. Census data. For non-census year data, Nielsen uses samples and projections to estimate the demographic data.
(3) Reflects new markets entered into as a result of our acquisitions of S Bankshares, Inc. and NBG Bancorp, Inc. each on December 31, 2016. Deposit data reflects deposits held by S Bank (Greater Savannah) and National Bank of Georgia (Athens/Gainesville) as of June 30, 2016.

Competition

The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions. We offer a competitive suite of products coupled with personalized service. Delivery of customized product sets specifically designed to meet the needs of middle market businesses give us a competitive advantage with our target customers. Competition among financial institutions is based on interest rates offered on deposit accounts, structure, terms and interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of products and services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, as well as super-regional, national and international financial institutions that operate in our market areas and elsewhere. In addition, we compete with payroll processing businesses in providing payroll services.

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

Lending Activities

General

We offer a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans, agriculture and consumer loans. Our customers are generally individuals, owner-managed businesses, farmers, professionals, real estate investors, home builders, counties and municipalities within our market areas. We also offer equipment finance agreements and certain Small Business Administration loan programs to customers nationally. At December 31, 2016, we had net total loans of $2.8 billion, representing 71.2% of our total earning assets.

We recorded the loans we acquired in each of our acquisitions at their estimated fair values on the date of each acquisition. We calculated the fair value of loans by discounting scheduled cash flows through the estimated maturity date of the loan, using estimated market discount rates that reflect the credit risk inherent in the loan. We refer to the excess cash flows expected at acquisition over the estimated fair value as the "accretable discount." The accretable discount for purchased non-credit impaired loans is recognized as interest income over the remaining life of the loan. The accretable discount for purchased credit impaired loans is recognized as accretion income over the remaining life of the loan. The "nonaccretable discount" is the difference, calculated at acquisition, between contractually required payments and the cash flows expected to be collected. We re-estimate our cash flow expectations for purchased credit impaired loans on a quarterly basis, which involves estimates of expected cash flows and significant judgment on timing of loan resolution. If our assumptions prove to be incorrect, our current allowance for loan and lease losses may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.

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

•
Other Commercial Real Estate Loans.   At December 31, 2016, other commercial real estate loans amounted to $1.0 billion, or 36.4%, of our loan portfolio. These loans generally have terms of five years or less, although payments may be structured on a longer amortization. We evaluate each loan on an individual basis and attempt to determine the business risks and credit profile of each borrower.

•
Residential Real Estate Loans.  We generally originate and hold certain first mortgage and traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. We also originate fixed and adjustable rate residential real estate loans with terms of up to 30 years for third-party investors. At December 31, 2016, residential real estate loans amounted to $343.4 million, or 12.2%, of our loan portfolio, of which home equity loans totaled $77.9 million, or 22.7%, of the residential real estate loan portfolio.

Real Estate Construction and Development Loans

At December 31, 2016, real estate construction and development loans amounted to $567.8 million, or 20.2%, of our loan portfolio. We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent leasing and/or sale of the property. Specific risks include:

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

Commercial, Financial and Agricultural and Owner-Occupied Real Estate Loans

•
Commercial, Financial and Agricultural. At December 31, 2016, commercial, financial and agricultural loans amounted to $368.1 million, or 13.1%, of our total loan portfolio. We make loans for commercial purposes in various lines of businesses, including the manufacturing, professional service, and crop production industries. Commercial, financial and agricultural loans also includes loans to states and political subdivisions, as well as equipment finance agreements originated through Patriot Capital, a division of State Bank. While these loans may have real estate as partial collateral, many are secured by various other assets of the borrower including but not limited to accounts receivable, inventory, furniture, fixtures, and equipment. Our underwriting and management of the credit take into consideration the fluid nature of receivables and inventory collateral, where appropriate. Our repayment analysis includes a consideration of the cash conversion cycle, historical cash flow coverage, the predictability of future cash flows, together with the overall capitalization of the borrower. We also participate in loan syndications of senior secured commercial loans either directly with the lead bank or through purchases in the secondary market. These loans are primarily to large publicly traded companies throughout the United States and are secured by all assets of the issuing company. These loans are underwritten to the same standards as our organic portfolio.

•
Owner-Occupied Real Estate Loans.  At December 31, 2016, owner-occupied real estate loans amounted to $395.9 million, or 14.1%, of our loan portfolio. These loans are underwritten based on the borrower’s ability to service the debt from income from the business, as cash flow from the business is considered the primary source of repayment.

Leases

At December 31, 2016 leases amounted to $71.7 million, or 2.5%, of our loan portfolio. Leases include purchased commercial, business purpose and municipal leases. For purchased leases, the stream of payments and a first security interest in the collateral is assigned to us. Our lease funding is based on a present value of the lease payments at a discounted interest rate, which is determined based on the credit quality of the lessee, the term of the lease compared to expected useful life, and the type of collateral. Types of collateral include, but are not limited to, medical equipment, rolling stock, franchise restaurant equipment and hardware/software. Servicing of purchased leases is primarily retained by the loan originator, as well as ownership of all residuals, if applicable. Lease financing is underwritten by our Specialized Finance Group using similar underwriting standards as would be applied to a secured commercial loan requesting high loan-to-value financing. Risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations.

Consumer

At December 31, 2016, consumer loans amounted to $42.6 million, or 1.5%, of our loan portfolio. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, personal financial statement composition, past credit history and the availability and value of collateral. Consumer loan interest rates are both fixed and variable. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have higher risk because they may be unsecured, or, if they are secured, the value of the collateral may be more difficult to assess, more likely to decrease in value, and is more difficult to control, than real estate. During 2015, we began emphasizing the underwriting of consumer loans secured by cash value life insurance policies which presents a lower collateral risk than other non-real estate secured consumer loans. We also purchase pools of retail installment contracts which are underwritten by our Specialized Finance Group. Servicing of purchased retail installment contracts is primarily retained by the loan originator. These loans are underwritten to the same standards as our organic portfolio.

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

Our loan approval policy generally provides for all consumer and commercial relationship exposures less than $500,000 to be handled through a centralized underwriting group. We also have specific officer lending limits entrusted to senior sales leadership. Approval concurrence from experienced credit risk managers is required as the size of the transaction increases. Loans underwritten outside of our Centralized Underwriting group are required to be post reported to our Loan Committees. Our Loan Committees include the Enterprise Risk Officer, President of State Bank, Chief Credit Officer, Senior Credit Officer, Regional Credit Officers, Director of Credit Administration, Retail Credit Manager and Director of The Commercial Financial Group. State Bank maintains an internal single borrower lending limit of $20.0 million and no more than $5.0 million may be unsecured. Internal policy has established lending authority up to $40.0 million for any relationship, of which no more than $10.0 million may be unsecured. During Credit Steering Committee meetings all (i) single transaction requests greater than $10.0 million, (ii) non-recourse single transaction requests $5.0 million or greater, (iii) single transaction requests greater than $1.0 million resulting in total credit exposure greater than $20.0 million, or (iv) transaction requests resulting in unsecured total credit exposure of $5.0 million or greater are post reported to our executive officers.

State Bank maintains a policy not to originate loans to any director, employee (officer or non-officer), or principal shareholder, or the related interests (as defined in Regulation O) of each. This prohibition does not apply to residential mortgage loans originated for sale in the secondary market to employees not designated as Regulation O officers. Certain of the Acquired Banks previously extended loans from time to time to certain of their directors, their related interests and members of the immediate families of the directors, executive officers and employees of the Acquired Banks. These loans were made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with persons not affiliated with the Acquired Banks, and did not involve more than the normal risk of collectability or present other unfavorable features. All loans made to previous Acquired Bank directors or executive officers, their related interests and members of the immediate families of the directors and executive officers who continued in a similar role at State Bank were paid off.

Credit Administration and Loan Review

Organic loans are rated at inception according to our credit grading system. Purchased credit impaired loans and purchased non-credit impaired loans are rated at acquisition date. Purchased non-credit impaired loans are subsequently managed and monitored in the same manner as organic loans. The credit rating for consumer loans and commercial loans with relationship debt less than $500,000 is determined by our Centralized Underwriting group. The credit rating for commercial loans is recommended by the relationship manager and ultimately determined by the applicable approval authority of the loan. It is the responsibility of the relationship manager to assess the accuracy of the credit ratings assigned to relationships with total credit exposure greater than $100,000 on a quarterly basis. The credit rating on loans less than $100,000 will remain unchanged unless the loan is part of a larger relationship or payment issues arise. As such, the primary review mechanism for managing these loans is the past due report. In our quarterly analysis of the allowance for loan and lease losses on organic and purchased non-credit impaired loans, loans that are less than $100,000 and are over 60 days past due are reclassified and are treated as substandard and are reserved for as a homogeneous pool, subject to the appropriate loss factor. A reassessment of a loan's credit rating may also be triggered by the noncompliance with financial or reporting covenants, review of financial information, or changes in the primary collateral securing the loan.

Our Credit Administration and Risk Departments assess portfolio trends, concentration risk, and other loan portfolio measurements to gauge the systemic risk that may be inherent in our lending practices and procedures. Our loan review activity is primarily coordinated by the Internal Loan Review Department. Our internal loan review is risk-based, concentrating on those areas with the highest perceived risk. For the year ended December 31, 2016, loans reviewed totaled $1.0 billion, representing 41.0% of recorded investment balances at year-end excluding the loans acquired in our acquisitions of National Bank of Georgia and S Bank. The objective of each review was to assess the accuracy of our internal risk ratings; adherence to applicable regulations and bank policies; documentation exceptions; and potential loan administration deficiencies.
Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, State Bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the bank's capital increases or decreases. Based upon the capitalization of State Bank at December 31, 2016, our legal lending limits were approximately $59.5 million (15%) and $99.2 million (25%), and we maintained a relationship internal lending limit of $10.0 million (if unsecured) and $40.0 million (if secured). We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

Mortgage Banking Activity

We engage in mortgage banking as part of an overall strategy to deliver fixed and variable rate residential real estate loan products to customers. The loans are primarily originated for sale into the secondary market with servicing released, and are approved for purchase by a third party investor prior to closing. We also operate wholesale lending to facilitate the purchase of loans from qualified brokers and correspondents for resale in the secondary market. We bear minimal interest rate risk on these loans and only hold the loans temporarily until documentation can be completed to finalize the sale to the investor. In addition, we originate and hold certain first mortgage and traditional second mortgage residential real estate loans and adjustable rate mortgages in our residential real estate loan portfolio.

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

Treasury and Management Services

We provide advanced treasury management tools and payment solutions to small business, business and commercial customers. We have embraced market payment solutions to initiate deeper core operating relationships in targeted segments and industry verticals. Payment solutions for funds collection and concentration services include ACH origination, Electronic Bill Presentment and Payment (EBPP), Remote Deposit Capture, Remote Cash Deposit, retail and wholesale lockbox, and wire services. Our cash management accounts include enhanced analysis with complex grouping structures, targeted balance sweeps, zero balance accounts, and multiple entity grouping. Our disbursement services include ACH origination, wire services, enhanced on-line bill pay, person-to-person payments and bank-to-bank transfers. Our enhanced fraud controls include Positive Pay, ACH Decisioning, and IBM® Security Trusteer Rapport® malware protection. Our on-line cash management systems can be controlled and managed from multiple locations, through multiple access devices including mobile and desktop with around-the-clock access.

Payroll Services

In October 2012, we acquired substantially all of the assets of Altera Payroll, Inc., a payroll services company. The acquisition diversified our revenue beyond existing business lines and complements our other commercial banking services. Altera Payroll and Insurance, formed from the Altera Payroll acquisition, operates as a division of State Bank, in partnership with treasury services, to provide payroll services, human resources services, payroll cards and employee health insurance. Altera Payroll and Insurance can also provide property and casualty insurance, employer liability insurance and workman's compensation may also be provided through licensed insurance agents.

Employees

At December 31, 2016, we had 731 employees on a full-time equivalent basis.

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

Separately, the Dodd-Frank Act requires several federal agencies, including the banking agencies and the SEC, to jointly issue a rule restricting incentive compensation arrangements at financial institutions, including bank holding companies and banks. The agencies proposed a rule in 2011, which was replaced with a new proposed rule in May 2016, but the rule has not yet been finalized.

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

The rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

•	a leverage ratio of 4% (also unchanged from the former requirement).

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, we are required to hold a capital conservation buffer of 1.25%, increasing by 0.625% each successive year until 2019.

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

Dividends and Capital Requirements

The Federal Reserve imposes certain capital requirements on bank holding companies under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratios of capital to risk-weighted assets. These requirements are essentially the same as those that apply to State Bank and are described above under “Basel Capital Standards” and below under "Bank Regulation-Prompt Corrective Action." Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make capital contributions to State Bank, and these loans may be repaid from dividends paid from State Bank to the Company.

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

These agencies and the federal and state laws applicable to State Bank’s operations extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of reserves on demand deposit liabilities, and the safety and soundness of our banking practices.

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

Prompt Corrective Action

As an insured depository institution, State Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. The following is a list of the criteria for each prompt corrective action category:

•	Well Capitalized - The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution:

•	has a total risk-based capital ratio of 10% or greater; and

•	has a Tier 1 risk-based capital ratio of 8% or greater; and

•	has a common equity Tier 1 risk-based capital ratio of 6.5% or greater; and

•	has a leverage capital ratio of 5% or greater; and

•	is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

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

At December 31, 2016, State Bank's regulatory capital surpassed the levels required to be considered "well capitalized."

Transactions with Affiliates and Insiders

The Company is a legal entity separate and distinct from State Bank. Various legal limitations restrict State Bank from lending or otherwise supplying funds to the Company or its nonbank subsidiaries, if any. The Company and State Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company, and on a bank's investments in, or certain other transactions with, affiliates and on the amount of advances by a bank to third parties that are collateralized by the securities or obligations of any affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of State Bank's capital and surplus and, as to all affiliates combined, to 20% of State Bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each extension of credit or certain other credit exposures must meet specified collateral requirements. These limits apply to any transaction with a third party if the proceeds of the transaction benefit an affiliate of a bank. State Bank is forbidden to purchase low quality assets from an affiliate.

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

In some circumstances, approval of an extension of credit to an insider must be approved by a majority of the disinterested directors. Extensions of credit to any one insider are capped at 10% of a bank's unimpaired capital and unimpaired surplus, with an additional 10% for loans secured by readily marketable collateral. Extensions of credit to all insiders are capped at 100% of unimpaired capital and unimpaired surplus. State Bank has a policy not to extend credit to its employees, directors, certain principal shareholders and their related interests.

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

Community Reinvestment Act

The Community Reinvestment Act requires a financial institution's primary regulator, which is the FDIC for State Bank, to evaluate the record of each financial institution in meeting the credit needs of the communities within the institution's assessment area, including low- and moderate-income neighborhoods and individuals. This record is considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately address the needs for bank products and services in low- and moderate-income communities and by low- and moderate-income individuals could result in the imposition of additional requirements and limitations on the institution. Additionally, the institution must publicly disclose the terms of various Community Reinvestment Act-related agreements. In its most recent CRA examination, State Bank was rated Satisfactory.

Financial Subsidiaries

Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates. State Bank has no financial subsidiaries

Consumer Protection Regulations

Activities of State Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by State Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of State Bank are also subject to federal laws applicable to credit transactions, such as:

•
the Truth-In-Lending Act and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial new requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;

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

In addition, regulators have considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies have expansive power to issue cease-and-desist orders. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

The number of government entities authorized to take action against State Bank has expanded under the Dodd-Frank Act. The FDIC continues to have primary enforcement authority. The CFPB has back-up enforcement authority with respect to the consumer protection statutes above. Specifically, the CFPB may request reports from and conduct limited examinations of State Bank in conducting investigations involving the consumer protection statutes. Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including State Bank. Prior notice to the CFPB and the FDIC would be necessary for a state civil action against State Bank.

Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs governed by the Bank Secrecy Act, that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act, enacted in 2001 and renewed through 2019, as described below. Bank regulators routinely examine institutions for compliance with these obligations and are required immediately to consider compliance in connection with the regulatory review of applications. In recent years, several merger and acquisition transactions have been held up because of regulatory concerns about compliance with anti-money laundering requirements. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions that have not complied with these requirements.

USA PATRIOT Act

The USA PATRIOT Act became effective on October 26, 2001, and amended the Bank Secrecy Act. The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including:

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports of nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary policies of the United States Government and its agencies. The Federal Open Market Committee's monetary policies have had, and are likely to continue to have, an important effect on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in monetary policies. In December 2016, the Federal Open Market Committee raised the target range for the federal funds rate by 25 basis points, and indicated the potential for further gradual increases in the federal funds rate depending on the economic outlook.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflected the 2010 guidance. However, the 2011 proposal was replaced with a new proposed rule in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting, and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2016.

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

Risks Related to Our Business

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession; however, economic growth has been slow and uneven, unemployment remains relatively high, and concerns still exist over the federal deficit, government spending and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve Board increased the target range for the federal funds rate by 25 basis points in December 2016 and indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

An adverse change in real estate market values may result in losses and otherwise adversely affect our profitability.

At December 31, 2016, approximately 82.9% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each loan provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. At December 31, 2016, approximately 56.6% of our loan portfolio consists of loans secured by commercial real estate, comprising $1.6 billion of total loans.

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

A substantial part of our historical growth has been a result of acquisitions of other financial institutions and we intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost. If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including obtaining certain bank regulatory approvals, which may involve time-consuming applications and discussions with regulators and which ultimately may not be granted. Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated. As our purchased credit impaired loan portfolio, which produces substantially higher yields than our organic and purchased non-credit impaired loan portfolios, is paid down, we expect downward pressure on our income. For the year ended December 31, 2016, we recognized $43.3 million of accretion income, or 26.2% of our total interest income for the year, from the realization of accretable discounts on our purchased credit impaired loans. If we are unable to replace our purchased credit impaired loans and the related accretion with a significantly higher level of new performing loans and other earning assets due to our inability to identify attractive acquisition opportunities, a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

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

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	incurring time and expense required to integrate the operations and personnel of the combined businesses, creating an adverse short-term effect on results of operations; and

•	losing key employees and customers as a result of an acquisition.

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Future acquisitions by the Company, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

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

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations. The taxing authorities in the jurisdictions in which we operate may challenge our tax positions, which could increase our effective tax rate and harm our financial position and results of operations. We are subject to audit and review by U.S. federal and state tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets. In addition, the determination of our provision for income taxes and other liabilities requires significant judgment by management. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and could have a material adverse effect on our financial results in the period or periods for which such determination is made.

Any expansion into new lines of business might not be successful

As part of our ongoing strategic plan, we will continue to consider expansion into new lines of business through the acquisition of third parties or through organic growth and development. There are substantial risks associated with such efforts, including risks that (a) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (b) competing products and services and shifting market preferences might affect the profitability of such activities, and (c) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, it is possible that our unfamiliarity with new lines of business might adversely affect the success of such actions. If any such expansions into new product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC and the Georgia Department of Banking and Finance, among others. Our compliance with these regulations is costly and restricts our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits. Many of these regulations are intended to protect depositors, the public and the FDIC rather than our shareholders. The burden of regulatory compliance has increased under current legislation and banking regulations and is likely to continue to have or may have a significant impact on the financial services industry. Legislative and regulatory changes, including increases in capital requirements, as well as changes in regulatory enforcement policies and capital adequacy guidelines, are increasing our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements. In addition, future regulatory changes, including changes to regulatory capital requirements, could have an adverse impact on our future results. Furthermore, the federal and state bank regulatory authorities who supervise us have broad discretionary powers to take enforcement actions against banks for failure to comply with applicable regulations and laws. If we fail to comply with applicable laws or regulations, we could become subject to enforcement actions that have a material adverse effect on our future results.

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

The Basel III-based rules increase capital requirements and include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. Common Equity Tier 1 (CET1) capital is a subset of Tier 1 capital and is limited to common equity (plus related surplus), retained earnings and certain other items. Other instruments that have historically qualified for Tier 1 treatment, including noncumulative perpetual preferred stock, are consigned to a category known as Additional Tier 1 capital and must be phased out of CET1 over a period of nine years beginning in 2014. Tier 2 capital consists of instruments that have historically been placed in Tier 2, as well as cumulative perpetual preferred stock.

Beginning on January 1, 2015, our Basel III-based minimum risk-based capital requirements were (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (unchanged from the former requirement). Our leverage ratio requirement will remain at the 4% level now required. These requirements remain in place today. Beginning in 2016, a capital conservation buffer began to phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. As of January 1, 2017, our capital conservation buffer is 1.25%. Failure to maintain the buffer or to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules results in higher regulatory capital standards, it is not expected to significantly impact the Company and State Bank as our current capital levels far exceed those required under the new rules.

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

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we are unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies are implementing new liquidity standards that could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

In 2014, the federal banking agencies adopted a "liquidity coverage ratio" requirement for banking holding companies with $250 billion or more in total assets or $10 billion or more in on-balance sheet foreign exposures and their subsidiary depository institutions with $10 billion or more in total consolidated assets. The requirement calls for sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario. In 2016, the agencies proposed a net stable funding ratio for these institutions, which imposes a similar requirement over a one-year period. Neither the liquidity coverage standard nor the net stable funding standard apply directly to us, but the substance of the standards - adequate liquidity over a 30-day period and one-year periods - may inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets which could adversely affect our results of operations and financial condition. The U.S. regulators have not yet proposed a net stable funding ratio requirement.

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

The value of securities in our investment portfolio may decline in the future.

As of December 31, 2016, we owned $914.2 million of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

Construction and development, commercial real estate, and commercial, financial and agricultural lending may involve higher credit risks than other forms of lending. At December 31, 2016, the following loan types accounted for the stated percentages of our total loan portfolio: real estate construction and development — 20.2%, other commercial real estate — 36.4%, and commercial, financial and agricultural — 13.1%.

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

At December 31, 2016, our outstanding commercial real estate loans were equal to 325.2% of the Bank's total risk-based capital. Our commercial real estate level is considered to be a concentration by the banking regulators. The banking regulators are giving commercial real estate lending greater scrutiny, and require banks with concentrations in commercial real estate loans such as us to have an appropriate risk management framework consisting of (i) board and management oversight, (ii) portfolio management, (iii) market analysis, (iv) credit underwriting standards, (v) portfolio stress testing and sensitivity analysis and (vi) credit risk review function.

During 2015 and 2016, the banking regulators issued several warnings about higher credit risk in commercial lending, particularly in commercial real estate loans.

We face additional risks due to our increase in mortgage banking activities that could negatively impact our net income and profitability.

We acquired mortgage banking operations in our acquisitions of Bank of Atlanta and First Bank of Georgia, which in addition to our legacy mortgage banking operations, expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. Customer loyalty can be easily influenced by a competitor's new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

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

If we fail to maintain effective internal controls over financial reporting, our operating results could be harmed and it could result in a material misstatement in our financial statements in the future. Inferior controls and procedures or the identification of accounting errors could cause our investors to lose confidence in our internal controls and question our reported financial information, which, among other things, could have a negative impact on the trading price of our common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of shareholder litigation, which could result in significant additional expenses and require additional financial and management resources.

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

At February 23, 2017, we had 38,869,395 shares of common stock issued and outstanding, warrants outstanding to purchase another 114,912 shares of our common stock, and options to purchase 28,918 shares of our common stock. Our outstanding shares of common stock include 991,909 shares of restricted stock. In addition, we have 1,892,322 unallocated shares under our 2011 Omnibus Equity Compensation Plan, as amended, that remain available for future grants. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, the issuance will result in dilution to each shareholder by reducing the shareholder's percentage ownership of the total outstanding shares of our common stock.

The market price of our common stock may be volatile, which could cause the value of an investment in our common stock to decline.

        The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in or failure to meet publicly disclosed expectations as to our future financial performance;

•	downgrades in securities analysts' estimates of our financial performance or lack of research and reports by industry analysts;

•	changes in market valuations or earnings of similar companies;

•	any future sales of our common stock or other securities; and

•	additions or departures of key personnel.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326 and State Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210. We lease the Company's main office and own State Bank's main office location. We currently operate 30 additional full-service branches located in Bibb, Chatham, Clarke, Cobb, Columbia, Dooly, Fulton, Gwinnett, Hall, Houston, Jones, Liberty, McDuffie, Richmond, and Tattnall counties, Georgia. We lease five of our branches and own the remaining locations. We also operate eight mortgage origination offices. We lease seven of our mortgage origination offices and own the remaining office. State Bank also leases office spaces in Macon, Dunwoody and Dalton, Georgia for its payroll, equipment finance and insurance divisions, respectively.

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

The following table shows the high and low sales prices for shares of our common stock reported by the NASDAQ Capital Market and the dividends we paid per common share for the periods indicated:

	2016			2015
	High	Low	Cash Dividends Per Share	High	Low	Cash Dividends Per Share
Fourth Quarter	$27.50	$21.15	$.14	$23.73	$19.28	$.14
Third Quarter	23.30	19.77	.14	22.95	18.72	.07
Second Quarter	21.99	18.65	.14	22.59	19.47	.06
First Quarter	20.81	17.34	.14	21.19	17.98	.05

At February 23, 2017, we had 38,869,395 shares of common stock issued and outstanding and approximately 569 shareholders of record.

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

As noted in the above table, we paid cash dividends totaling $.56 and $.32 per common share for the years ended December 31, 2016 and 2015, respectively. On February 8, 2017, we declared a quarterly dividend of $.14 per common share to be paid on March 14, 2017 to shareholders of record of our common stock as of March 6, 2017.

Unregistered Sales of Equity Securities

On November 18, 2016, we issued 924 shares of our common stock in a cashless exchange for a warrant to purchase 1,667 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 743 shares were deemed to be "in the money" as consideration for the $11.21 per share exercise price for the 924 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On November 21, 2016, we issued 2,009 shares of our common stock in a cashless exchange for a warrant to purchase 3,333 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 1,324 shares were deemed to be "in the money" as consideration for the 10.00 per share exercise price for the 2,009 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On December 13, 2016, we issued 20,000 shares of our common stock pursuant to the exercise by the holder of a warrant to purchase 20,000 shares of our common stock at $10.00 per share, resulting in cash consideration to us of $200,000. The 20,000 shares issued were exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, and, in particular, the safe harbor provisions afforded by Rule 506 of Regulation D, as promulgated thereunder.

All of the warrants were exercised by certain of our current and former employees.

Repurchases of Common Stock

The following table provides information regarding the Company's purchase of common stock during the three months ended December 31, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Repurchases from October 1, 2016 - October 31, 2016	2,621	$22.82	—	1,229,285
Repurchases from November 1, 2016 - November 30, 2016	—	—	—	1,229,285
Repurchases from December 1, 2016 - December 31, 2016	—	—	—	1,229,285
Total	2,621	$22.82	—	1,229,285

(1) Represents shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2) On February 10, 2016, the board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purpose of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. On February 10, 2017, the Company extended this existing written trading plan for an additional year. The trading plan will now expire on the earlier of (a) February 24, 2018, (b) the date on which the maximum aggregate number of shares authorized to be repurchased has been repurchased, or (c) after written notice by the broker or the Company as specified in the trading plan. To date, 270,715 shares have been repurchased by the Company under the plan.

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

The stock performance graph compares the cumulative annual shareholder return over the past five years on the Company's common stock, assuming an investment of $100 on December 31, 2011 and the reinvestment of dividends thereafter, with the cumulative total return of such an amount on the SNL U.S. Bank Index and the common stocks reported in the NASDAQ Composite Index. The SNL U.S. Bank Index was made up of 324 U.S. bank stocks as of December 31, 2016. The NASDAQ Composite Index is a market capitalization-weighted index and includes all domestic and international based common type stocks listed on The NASDAQ Stock Market.

	Cumulative Total Return (1)
	December 31
	2011	2012	2013	2014	2015	2016
State Bank Financial Corporation (STBZ)	$100	$105	$122	$135	$144	$189
NASDAQ Composite	100	117	165	189	202	220
SNL U.S. Bank	100	135	185	207	211	266

(1) Total return includes reinvestment of dividends.

Item 6.  Selected Financial Data.

The following table provides selected historical consolidated financial information at the dates indicated and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8, the information contained in this Item 6, including Table 2 below, "Non-GAAP Measure Reconciliation", and with "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Item 7.

The historical GAAP information at and for the years ended December 31, 2016 and 2015 is derived from our audited consolidated financial statements that appear in this report. The historical results shown below and elsewhere in this report, including GAAP and non-GAAP financial measures, are not necessarily indicative of our future performance.

Table 1 - Financial Highlights Selected Financial Information
	December 31
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
SELECTED RESULTS OF OPERATIONS
Interest income on loans	$103,024	$92,938	$64,176	$61,010	$55,228
Accretion income on loans	43,310	49,830	78,857	122,466	102,413
Interest income on invested funds	18,923	15,823	10,488	10,198	11,390
Total interest income	165,257	158,591	153,521	193,674	169,031
Interest expense	9,619	7,922	7,520	7,933	9,749
Net interest income	155,638	150,669	146,001	185,741	159,282
Provision for loan and lease losses (organic & PNCI loans)	3,596	2,951	2,775	1,920	5,035
Provision for loan and lease losses (purchased credit impaired loans)	(3,359)	535	121	(4,407)	10,081
Total provision for loan losses	237	3,486	2,896	(2,487)	15,116
Amortization of FDIC receivable for loss share agreements	—	(16,488)	(15,785)	(87,884)	(32,569)
Other noninterest income (1)	39,301	36,599	15,387	16,937	12,803
Total noninterest income	39,301	20,111	(398)	(70,947)	(19,766)
Total noninterest expense	120,927	123,422	93,468	97,967	89,236
Income before income taxes	73,775	43,872	49,239	19,314	35,164
Income tax expense	26,184	15,449	18,321	6,567	12,422
Net income	47,591	28,423	30,918	12,747	22,742

COMMON SHARE DATA
Basic net income per share	$1.29	$.79	$.96	$.40	$.72
Diluted net income per share	1.28	.77	.93	.39	.69
Cash dividends declared per share	.56	.32	.15	.12	.06
Book value per share	15.80	14.47	14.38	13.62	13.48
Tangible book value per share (2)	13.48	13.22	13.97	13.24	13.06
Dividend payout ratio	43.75%	41.56%	16.13%	30.77%	8.70%

COMMON SHARES OUTSTANDING
Common stock	38,845,573	37,077,848	32,269,604	32,094,145	31,908,665
Weighted average shares outstanding:
Basic	35,931,528	34,810,855	31,723,971	31,640,284	31,540,628
Diluted	36,033,643	36,042,719	32,827,943	32,654,104	32,567,780

Table 1 - Financial Highlights Selected Financial Information
	December 31
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (3)	$2,354,276	$2,109,908	$1,481,730	$1,427,501	$1,512,367
Assets	3,550,650	3,366,505	2,661,512	2,600,583	2,666,606
Deposits	2,892,726	2,773,351	2,166,229	2,107,198	2,165,606
Equity	551,420	528,682	449,552	428,383	420,157
Tangible common equity (2)	506,062	487,876	437,095	415,474	411,882

SELECTED ACTUAL BALANCES
Total assets	$4,224,859	$3,470,067	$2,882,210	$2,605,388	$2,662,575
Investment securities	914,241	887,705	640,086	387,048	303,901
Organic loans	2,090,564	1,774,332	1,320,393	1,123,475	985,502
Purchased non-credit impaired loans	563,362	240,310	107,797	—	—
Purchased credit impaired loans	160,646	145,575	206,339	257,494	474,713
Allowance for loan and lease losses	(26,598)	(29,075)	(28,638)	(34,065)	(70,138)
Interest-earning assets	3,917,356	3,266,042	2,748,397	2,359,145	2,202,452
Total deposits	3,431,165	2,861,962	2,391,682	2,128,325	2,148,436
Interest-bearing liabilities	2,521,831	2,069,737	1,817,158	1,667,085	1,768,264
Noninterest-bearing liabilities	1,089,395	863,840	600,957	501,120	464,095
Shareholders' equity	613,633	536,490	464,095	437,183	430,216

PERFORMANCE RATIOS
Return on average assets	1.34%	.84%	1.16%	.49%	.85%
Return on average equity	8.63	5.38	6.88	2.98	5.41
Cost of funds	.33	.28	.35	.38	.45
Net interest margin (4)	4.68	4.78	5.91	8.32	7.59
Net interest margin excluding accretion income (5)	3.52	3.39	3.00	3.35	3.94
Interest rate spread (4)	4.50	4.64	5.76	8.20	7.52
Efficiency ratio (6)	62.03	72.27	64.19	85.34	63.96

CAPITAL RATIOS (7)
Average equity to average assets	15.53%	15.70%	16.89%	16.47%	15.76%
Leverage ratio	14.90	14.48	15.90	16.55	15.49
CET1 risk-based capital ratio	14.78	17.71	N/A	N/A	N/A
Tier 1 risk-based capital ratio	14.78	17.71	23.12	27.85	29.25
Total risk-based capital ratio	15.53	18.75	24.37	29.11	30.54

Table 1 - Financial Highlights Selected Financial Information
	December 31
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
ORGANIC ASSET QUALITY RATIOS
Net charge-offs (recoveries) to total average organic loans	.16%	—%	.08%	(.01)%	.07%
Nonperforming organic loans to organic loans	.30	.29	.42	.20	.48
Nonperforming organic assets to organic loans + OREO	.31	.29	.43	.29	.59
Past due organic loans to organic loans	.06	.10	.17	.09	.37
Allowance for loan and lease losses on organic loans to organic loans	1.01	1.20	1.39	1.48	1.49
PURCHASED NON-CREDIT IMPAIRED ASSET QUALITY RATIOS
Net charge-offs (recoveries) on PNCI loans to average PNCI loans	.08%	.01%	—%	—%	—%
Nonperforming PNCI loans to PNCI loans	.60	.77	.10	—	—
Nonperforming PNCI assets to PNCI loans + OREO	.60	.77	.10	—	—
Past due PNCI loans to PNCI loans	.68	.39	.46	—	—
Allowance for loan and lease losses on PNCI loans to PNCI loans	.08	.02	—	—	—
PURCHASED CREDIT IMPAIRED ASSET QUALITY RATIOS (8)
Net (recoveries) charge-offs on PCI loans to average PCI loans	(.48)%	2.30%	1.96%	1.03%	8.34%
Past due PCI loans to PCI loans	8.92	16.64	15.62	20.03	41.06
Allowance for loan and lease losses on PCI loans to PCI loans	3.16	5.36	4.97	6.76	11.69

(1) Includes all line items of noninterest income other than amortization of FDIC receivable for loss share agreements.
(2) Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial
Measures" and Table 2, "Non-GAAP Measures Reconciliation" for further information.
(3) Includes average nonaccrual loans of $8.9 million for 2016, $5.6 million for 2015, $2.9 million for 2014, $3.3 million for 2013, $3.7 million for 2012.
(4) Interest income calculated on a fully tax-equivalent basis using a tax rate of 35%.
(5) Excludes accretion income on loans and average purchased credit impaired loans.
(6) Noninterest expenses divided by net interest income plus noninterest income.
(7) Beginning January 1, 2015, the Company's ratios are calculated using the Basel III framework. Capital ratios for prior periods were calculated using the Basel I framework. The Common Equity Tier 1 (CET1) capital ratio is a new ratio introduced under the Basel III framework.
(8) For each period presented, a portion of the Company's purchased credit impaired loans were contractually past due;
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

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures
Certain financial measures included in this report, tangible book value per common share and average tangible equity, are financial measures that are not recognized by generally accepted accounting principles in the United States, or GAAP. These non-GAAP measures exclude the effect of the period end or average balance of intangible assets. Management believes that these non-GAAP measures provides additional useful information to investors, particularly since these measure are widely used by industry analysts for companies with prior merger and acquisition activities, such as us.

A reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure is presented in the accompanying table. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. These non-GAAP financial measures should not be considered as a substitute for GAAP financial measures, and we strongly encourage investors to review the GAAP financial measures included in this report and not to place undue reliance upon any single financial measure. In addition, because non-GAAP financial measures are not standardized, it may not be possible to compare the non-GAAP financial measures presented in this report with other companies’ non-GAAP financial measures having the same or similar names.

Table 2 - Non-GAAP Measures Reconciliation Selected Financial Information
	December 31
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012

TANGIBLE BOOK VALUE PER COMMON SHARE RECONCILIATION
Book value per common share (GAAP)	$15.80	$14.47	$14.38	$13.62	$13.48
Effect of goodwill and other intangibles	(2.32)	(1.25)	(.41)	(.38)	(.42)
Tangible book value per share	$13.48	$13.22	$13.97	$13.24	$13.06

AVERAGE TANGIBLE EQUITY RECONCILIATION
Average equity (GAAP)	$551,420	$528,682	$449,552	$428,383	$420,157
Effect of average goodwill and other intangibles	(45,358)	(40,806)	(12,457)	(12,909)	(8,275)
Average tangible equity	$506,062	$487,876	$437,095	$415,474	$411,882

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

       On July 24, 2009, State Bank raised approximately $292.1 million in gross proceeds (before expenses) from investors in a private offering of its common stock. In connection with the private offering, the FDIC and the Georgia Department of Banking and Finance approved the Interagency Notice of Change in Control application filed by our new management team, which took control of State Bank on July 24, 2009. As a result of our private offering and acquisition, we were transformed from a small community bank to a much larger commercial bank.

Between July 24, 2009 and December 31, 2016, we successfully completed 16 bank acquisitions totaling $5.1 billion in assets and $4.5 billion in deposits. The acquisitions included 12 different failed bank transactions in which we acted as receiver for the FDIC, which we refer to as our FDIC-assisted transactions or failed bank transactions. Concurrently with each of the failed bank transactions, we entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned. Our acquisitions also include the acquisition of Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta, in October 2014, the acquisition of Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia ("First Bank"), in January 2015, the acquisition of NBG Bancorp, Inc. and its wholly-owned subsidiary bank, The National Bank of Georgia, in December 2016, and the acquisition of S Bankshares, Inc. and its wholly-owned subsidiary bank, S Bank, in December 2016.

 We are now operating 31 full-service branches throughout seven of Georgia's eight largest MSAs. We also operate eight mortgage origination offices. At December 31, 2016, our total assets were approximately $4.2 billion, our total loans receivable were approximately $2.8 billion, our total deposits were approximately $3.4 billion and our total shareholders' equity was approximately $613.6 million.

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

Overview

The following provides an overview of the major factors impacting our financial performance in 2016 as well as information on certain important recent events.

•	Net income for the year ended December 31, 2016 was $47.6 million, or $1.28 per diluted share, compared to net income of $28.4 million for 2015, or $.77 per diluted share.

•
Noninterest income was $39.3 million for the year ended December 31, 2016, compared to $20.1 million for 2015. The increase is partially due to the $16.5 million decrease in amortization of the FDIC receivable for loss share agreements as a result of ceasing amortization on the FDIC receivable after we terminated our loss share coverage in May 2015. Mortgage banking, payroll fee income and SBA income also contributed $2.6 million to the increase in 2016.

•
Our net interest income on a taxable equivalent basis was $156.2 million for 2016, an increase of $5.0 million, or 3.3%, from 2015. Our interest income increased $6.7 million in 2016, primarily as a result of an increase of $10.1 million in interest income on loans and an increase of $3.4 million in interest income on investment securities which was partially offset by a $6.5 million decline in accretion income.

•	We completed our acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc. on December 31, 2016.

•	We experienced strong loan growth in 2016. At December 31, 2016, total organic loans were $2.1 billion, an increase of $316.2 million, or 17.8%, from 2015.

•
The accretable discount on purchased credit impaired loans, which represents the excess cash flows expected at acquisition over the estimated fair value of the loans, decreased $16.8 million to $69.3 million at December 31, 2016, compared to $86.1 million at December 31, 2015. The decrease is primarily a result of $43.3 million in accretion income recognized on purchased credit impaired loans, offset by additions from acquisitions of $5.8 million and transfers from nonaccretable to accretable discount of $20.7 million during 2016.

•	Asset quality remained solid at December 31, 2016 with a ratio of nonperforming assets to total loans plus other real estate owned of .73% and a ratio of nonperforming loans to total loans of .34%.

•	Our cost of deposits remained low as the average cost of funds was 33 basis points for the year ended December 31, 2016, compared to 28 basis points for the year ended December 31, 2015.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 14.90%, CET1 and Tier 1 risk-based capital ratios of 14.78% and a Total risk-based capital ratio of 15.53% at December 31, 2016.

•	In 2016, we paid cash dividends totaling $.56 per common share to our shareholders.

•	On February 8, 2017, we declared a quarterly dividend of $.14 per common share to be paid on March 14, 2017 to shareholders of record of our common stock as of March 6, 2017.

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
(2)the depth of experience in lending staff, credit administration and internal loan review;
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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We assess deferred tax assets based on expected realizations, and we establish a valuation allowance in situations where it is more likely than not that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that no valuation allowance against the net deferred tax asset is needed at December 31, 2016.

Results of Operations

Net Income

We reported net income of $47.6 million, $28.4 million, and $30.9 million for December 31, 2016, 2015, and 2014, respectively. Diluted earnings per common share was $1.28, $.77, and $.93 for December 31, 2016, 2015, and 2014, respectively.

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

2016 compared to 2015

Our net interest income on a taxable equivalent basis was $156.2 million for 2016, an increase of $5.0 million, or 3.3%, from 2015. This increase was primarily attributable to increases in average loans, excluding purchased credit impaired loans, of $287.1 million and investment securities of $68.2 million compared to the year ended December 31, 2015. A decrease of $6.5 million in accretion income on purchased credit impaired loans, a decline in the yield on average loans, excluding purchased credit impaired loans, of 17 basis points and an increase in average interest-bearing deposits of $25.4 million compared to the year ended December 31, 2015 partially offset the impact of the increases in average loans, excluding purchased credit impaired loans, and investment securities.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities was 4.50% for 2016, compared to 4.64% for 2015, a decrease of 14 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.68% for 2016, compared to 4.78% for 2015, a decrease of 10 basis points.

The yield on average earning assets was 4.96% for 2016, compared to 5.03% for 2015, a decrease of seven basis points, driven primarily by a decline in our yield on loans, excluding purchased credit impaired loans. Our yield on loans, excluding purchased credit impaired loans, was 4.66% for 2016, compared to 4.83% for 2015, a decrease of 17 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The decrease in yield on loans, excluding purchased credit impaired loans, was partially offset by increases in the yields on purchased credit impaired loans and investment securities. Our yield on purchased credit impaired loans was 32.66% for 2016, compared to 28.41% for 2015, an increase of 425 basis points. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The increase in our yield on purchased credit impaired loans in 2016 was primarily due to gains on loan pool closings of $6.4 million in relation to average purchased credit impaired loans. The yield on our investment portfolio was 2.08% for 2016 and 1.84% for 2015. The increase of 24 basis points was primarily driven by variable rate securities repricing due to changes in index rates.

The average rate on interest-bearing liabilities was .46% for 2016, an increase of seven basis points from 2015. The average rate paid on interest-bearing deposits was .46% for 2016, an increase of eight basis points from 2015. This is primarily due to the increase in amortization on our interest rate caps of $625,000, as well as the reduction of $537,000 in amortization of time deposit premiums acquired in our acquisitions of First Bank of Georgia and Bank of Atlanta. Also contributing to the increase was a local time deposit special run during the fourth quarter of 2015 and the first quarter of 2016 as part of management's strategy to grow new retail deposits. Our cost of funds was 33 basis points for 2016, an increase of five basis points from 2015.

2015 compared to 2014

Our net interest income on a taxable equivalent basis was $151.2 million for 2015, an increase of $4.9 million, or 3.4%, from 2014. Our net interest spread on a taxable equivalent basis was 4.64% for 2015, compared to 5.76% for 2014, a decrease of 112 basis points. Our net interest margin on a taxable equivalent basis was 4.78% for 2015, compared to 5.91% for 2014, a decrease of 113 basis points.

The yield on average earning assets was 5.03% for 2015, compared to 6.21% for 2014, a decrease of 118 basis points, driven primarily by a $29.0 million decline in accretion income on purchased credit impaired loans. Our yield on purchased credit impaired loans was 28.41% for 2015, compared to 35.26% for 2014, a decrease of 685 basis points. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decline in our yield on purchased credit impaired loans in 2015 was primarily due to a decrease of $19.9 million in gains on loan pool closings in relation to average purchased credit impaired loans. Our yield on loans, excluding purchased credit impaired loans, was 4.83% for 2015, compared to 5.12% for 2014, a decrease of 29 basis points. The decrease primarily resulted from a combination of payoffs of higher-yielding loans and new lower-yielding loan originations. The yield on our investment portfolio was 1.84% for 2015 and 1.81% for 2014. The increase of three basis points was primarily driven by our purchase of higher yielding investments.

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

	Years Ended December 31
	2016			2015			2014
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$88,072	$294.33%		$224,637	$609.27%		$483,523	$1,276.26%
Investment securities (1)	897,521	18,633	2.08%	829,370	15,253	1.84%	510,142	9,245	1.81%
Loans, excluding purchased credit impaired loans (2) (3)	2,221,650	103,586	4.66%	1,934,530	93,453	4.83%	1,258,074	64,462	5.12%
Purchased credit impaired loans	132,626	43,310	32.66%	175,378	49,830	28.41%	223,656	78,857	35.26%
Total earning assets	3,339,869	165,823	4.96%	3,163,915	159,145	5.03%	2,475,395	153,840	6.21%
Total nonearning assets	210,781			202,590			186,117
Total assets	$3,550,650			$3,366,505			$2,661,512
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$540,593	$661.12%		$518,770	$701.14%		$386,112	$491.13%
Savings & money market deposits	1,078,496	5,855.54%		1,059,523	4,915.46%		910,748	4,120.45%
Time deposits less than $250,000	333,286	2,098.63%		303,745	920.30%		248,696	1,316.53%
Time deposits $250,000 or greater	59,803	428.72%		55,539	380.68%		33,466	263.79%
Brokered and wholesale time deposits	28,938	289	1.00%	78,135	757.97%		97,458	966.99%
Other borrowings	60,593	288.48%		20,238	249	1.23%	4,865	364	7.48%
Total interest-bearing liabilities	2,101,709	9,619.46%		2,035,950	7,922.39%		1,681,345	7,520.45%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	851,610			757,639			489,749
Other liabilities	45,911			44,234			40,866
Shareholders’ equity	551,420			528,682			449,552
Total liabilities and shareholders’ equity	$3,550,650			$3,366,505			$2,661,512
Net interest income		$156,204			$151,223			$146,320
Net interest spread			4.50%			4.64%			5.76%
Net interest margin			4.68%			4.78%			5.91%
Net interest margin excluding accretion income			3.52%			3.39%			3.00%
Cost of funds			.33%			.28%			.35%

(1) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $4,000, $39,000 and $33,000 for 2016, 2015 and 2014, respectively.
(2)   Includes average nonaccrual loans of $8.9 million, $5.6 million and $2.9 million for 2016, 2015 and 2014, respectively.
(3) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $562,000, $515,000 and $286,000 for 2016, 2015 and 2014, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Years Ended December 31
	2016 compared to 2015			2015 compared to 2014
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease)(1)	Volume	Rate	Total Increase (Decrease)(1)
Interest income:
Loans	$13,479	$(3,346)	$10,133	$32,869	$(3,878)	$28,991
Loan accretion	(13,272)	6,752	(6,520)	(15,282)	(13,745)	(29,027)
Investment securities	1,316	2,064	3,380	5,869	139	6,008
Interest-bearing deposits in other financial institutions	(432)	117	(315)	(701)	34	(667)
Total interest income	1,091	5,587	6,678	22,755	(17,450)	5,305

Interest expense:
Deposits	98	1,560	1,658	1,345	(828)	517
Other borrowings	264	(225)	39	390	(505)	(115)
Total interest expense	362	1,335	1,697	1,735	(1,333)	402
Net interest income	$729	$4,252	$4,981	$21,020	$(16,117)	$4,903

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

Organic Loans

We recorded a provision for loan and lease losses related to organic loans of $3.1 million, $2.9 million and $2.8 million, for the years ended December 31, 2016, 2015 and 2014, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. For the year ended December 31, 2016, the activity in our ALLL on purchased non-credit impaired loans included charge-offs of $223,000 and recoveries of $63,000 with a provision for loan and leases losses of $546,000, resulting in a $439,000 ending allowance on purchased non-credit impaired loans at December 31, 2016. For the year ended December 31, 2015, the activity in our ALLL on purchased non-credit impaired loans included charge-offs of $48,000 and recoveries of $7,000 with a provision for loan and leases losses of $94,000, resulting in a $53,000 ending allowance on purchased non-credit impaired loans at December 31, 2015. Our purchased non-credit impaired loan portfolio was established during the fourth quarter of 2014; therefore, we recorded no provision for loan and leases losses on purchased non-credit impaired loans in 2014.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis and we record a provision for loan and lease losses during the period for any decline in expected cash flows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the purchased credit impaired loan once any previously recorded impairment is recaptured. Before the early termination of our loss share agreements with the FDIC, we recorded the amount of provision for formerly covered assets through the FDIC receivable for loss share agreements. Now that our loss share agreements have been terminated, the impact of any provision related to formerly covered assets will not be offset by changes in the FDIC receivable for loss share agreements, which may result in greater volatility. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $3.4 million for the year ended December 31, 2016, and a provision of $535,000 and $121,000 for the years ended December 31, 2015 and 2014, respectively.

Noninterest Income

Noninterest income for 2016 totaled $39.3 million, up $19.2 million from 2015. Noninterest income for 2015 totaled $20.1 million, up $20.5 million from 2014. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	December 31
	2016	2015	2014
Service charges on deposits	$5,440	$5,976	$4,834
Mortgage banking income	12,319	11,250	835
SBA income	6,458	5,539	477
Payroll fee income	4,929	4,283	3,700
ATM income	3,008	2,981	2,471
Bank-owned life insurance income	1,930	1,926	1,334
Prepayment fees	797	3,149	1,336
Gain on sale of investment securities	489	354	246
Other	3,931	1,141	154
Noninterest income before amortization of FDIC receivable for loss share agreements	39,301	36,599	15,387
Amortization of FDIC receivable for loss share agreements	—	(16,488)	(15,785)
Total noninterest income	$39,301	$20,111	$(398)

2016 compared to 2015

Mortgage banking income increased $1.1 million, or 9.5% in 2016 from 2015. The increase in mortgage banking income is primarily a result of increased gains on sale of loans. SBA income was $6.5 million in 2016, compared to $5.5 million in 2015. The $919,000, or 16.6%, increase in SBA income is due to increased gains on sale of loans and fee income of $1.1 million and $378,000, respectively, partially offset by unfavorable fair value adjustments on SBA servicing rights of $512,000.

Payroll fee income increased $646,000, or 15.1%, in 2016 from 2015. This increase was attributable to an increase in the number of payroll customers compared to 2015. Prepayment fees decreased $2.4 million, or 74.7%, in 2016 from 2015, resulting from a drop off in the number of fixed rate loans that were paid off early which had increased during the first half of 2015. Other noninterest income increased $2.8 million, or 244.5%, in 2016 from 2015, attributable in part to writedowns and losses totaling $747,000 on premises and equipment primarily associated with closed branches disposed of or transferred to OREO during 2015. Additionally, the increase in other noninterest income for 2016 also results from fee income and gains on sale of equipment finance loans totaling $1.3 million and the mark-to-market on interest rate swaps and hedged assets improving by $414,000 compared to 2015.

Noninterest income includes the amortization of the FDIC receivable for loss share agreements, which represents amortization expense on the FDIC receivable for loss share agreements. The $16.5 million decrease in the amortization of the FDIC receivable for loss share agreements in 2016 from 2015, mainly resulted from our ceasing to amortize the FDIC receivable when we terminated our loss share agreements with the FDIC in the second quarter of 2015.

2015 compared to 2014

Mortgage banking income increased $10.4 million, or 1,247% in 2015 from 2014. The increase in mortgage banking income is primarily a result of our acquisition of First Bank, which increased our originations and sales of mortgage loans. SBA income was $5.5 million in 2015, compared to $477,000 in 2014. The $5.1 million, or 1,061%, increase in SBA income is directly related to our acquisition of Bank of Atlanta in the fourth quarter of 2014.

Bank-owned life insurance income increased $592,000, or 44.4%, from 2014 to 2015 primarily from insurance contracts acquired from First Bank. Prepayment fees increased $1.8 million, or 135.7%, in 2015 from 2014, resulting from increased activity on early payoffs of fixed rate loans. Other noninterest income increased $987,000, or 640.9%, in 2015 from 2014. The increase is mainly attributed to a $468,000 improvement in hedge ineffectiveness from 2014 as well as $426,000 in insurance commissions from our acquisition of Boyett Agency, LLC in the first quarter of 2015.

Noninterest income includes the amortization of the FDIC receivable for loss share agreements, which represents amortization expense on the FDIC receivable for loss share agreements, inclusive of the $14.5 million one-time charge we incurred as a result of terminating our loss share agreements with the FDIC in the second quarter of 2015. The amortization of FDIC receivable for loss share agreements increased $703,000, or 4.5%, to $16.5 million in 2015 from 2014. The increase was primarily the result of the early termination of our loss share agreements with the FDIC which resulted in our write-off of amortization expense on the FDIC receivable scheduled to be recognized during future quarters.

Noninterest Expense

Noninterest expense for 2016 totaled $120.9 million, down $2.5 million from 2015. Noninterest expense totaled $123.4 million for 2015, up $30.0 million from 2014. The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	December 31
	2016	2015	2014
Salaries and employee benefits	$78,775	$83,295	$62,093
Occupancy and equipment	12,169	12,432	9,898
Data processing	8,514	9,190	7,053
Legal and professional fees	4,695	5,071	3,440
Merger-related expenses	3,961	1,730	795
Marketing	2,216	2,318	1,824
Federal deposit insurance premiums and other regulatory fees	1,744	2,100	1,420
Loan collection costs and OREO activity	(579)	(1,597)	480
Amortization of intangibles	2,102	1,804	694
Other	7,330	7,079	5,771
Total noninterest expense	$120,927	$123,422	$93,468

2016 compared to 2015

Salaries and employee benefits decreased $4.5 million, or 5.4%, to $78.8 million in 2016 from 2015. The decrease is attributable to reduction in staffing in certain support areas as a result of efficiency initiatives announced in the third quarter of 2015. The efficiency initiatives resulted in severance costs of $3.8 million for 2015 with no such amounts in 2016. The decrease in severance costs for 2016 and staffing reductions in certain support areas were partially offset by an increase in staff additions in our SBA and equipment finance lending areas and increased commission expense related to our increase in mortgage and SBA production volume during the same period.

Legal and professional fees decreased $376,000, or 7.4% in 2016 from 2015, primarily due to reductions in payments to certain vendors associated with our efficiency initiatives, lower spending related to infrastructure needed to support assets previously covered under our loss share agreements with the FDIC, which were terminated in the second quarter of 2015, and lower employee recruiting fees during 2016. These reductions were partially offset by costs incurred in connection with a support system project during the last half of 2016. Our FDIC deposit insurance premiums and other regulatory fees decreased $356,000 or 17.0% in 2016 from 2015, due to a reduction in assessment rates beginning with the third quarter as the Deposit Insurance Fund Reserve Ratio exceeded 1.15%. Amortization of intangibles increased $298,000, or 16.5%, to $2.1 million in 2016 from 2015, primarily due to an increase in amortization of intangibles related to the Patriot Capital acquisition.

Loan collection costs and OREO activity includes rental fees on OREO properties as well as gains and losses on OREO, which may result in a net benefit to expense. Loan collection costs and OREO activity increased $1.0 million, or 63.7%, to negative $579,000 in 2016 from 2015. The increase is attributable to a $2.5 million decrease in gains in sales of OREO, partially offset by a net reduction of $1.5 million in loan collection expenses and rental fees for 2016.

Merger-related expenses increased $2.2 million, or 129.0%, to $4.0 million for 2016 from $1.7 million in 2015. Merger-related expenses in 2016 were directly related to our acquisitions and integrations of NBG Bancorp, Inc. and S Bankshares, Inc. The merger-related expenses in 2015 were directly related to our acquisitions and integrations of Bank of Atlanta and First Bank of Georgia.

2015 compared to 2014

Salaries and employee benefits, including severance costs, increased $21.2 million, or 34.1%, to $83.3 million in 2015 from 2014. Approximately $14.4 million of the increase was related to our acquisition of First Bank and the expansion of State Bank's legacy mortgage banking activities. Additionally, the increase was due to the full year impact of the Bank of Atlanta integration totaling $2.1 million and an increase in equity compensation in 2015 of $1.6 million. Severance costs increased $2.0 million, or 112.6%, to $3.8 million in 2015 from 2014. The increase resulted from the organizational realignment driven by our overall efficiency initiative related to the early termination of loss share, efficiencies from the consolidation of First Bank into State Bank, and the consolidation of State Bank's finance, legal, risk, credit, operations, and technology functions.

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

Noninterest expense includes merger-related expenses. Merger-related expenses increased $935,000, or 117.6%, to $1.7 million in 2015 from 2014 which was directly related to the acquisition and integration of First Bank.

Income Taxes

      Our provision for income taxes was $26.2 million, $15.4 million, and $18.3 million in 2016, 2015, and 2014, respectively.
Our effective income tax rates were 35.5%, 35.2% and 37.2% for 2016, 2015 and 2014, respectively. The effective tax rates for all periods were affected by various factors including amounts of non-taxable income, non-deductible expenses and tax credits. A reconciliation between the income tax expense and the amounts computed by applying the statutory federal income tax rate for the years ended December 31, 2016, 2015 and 2014 is included in Note 22 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Fourth Quarter Results

Net income for the fourth quarter of 2016 was $10.3 million, or $.28 per diluted common share, compared to $12.4 million, or $.34 per diluted common share, in the third quarter of 2016.

       Net interest income was $39.1 million for the fourth quarter ended December 31, 2016, compared to $38.1 million for the third quarter ended September 30, 2016. The increase in net interest income of $1.0 million was primarily a result of a $936,000 increase in accretion income on purchased credit impaired loans. The increase in accretion income was primarily due to $2.2 million in gains on loan pool closings in the fourth quarter compared to no gains on loan pool closings in the third quarter. Interest expense remained relatively flat in the fourth quarter as compared to the third quarter, with a slight increase of $127,000.

       Our provision for loan and lease loss expense was $277,000 for the fourth quarter ended December 31, 2016, compared to $88,000 for the third quarter ended September 30, 2016. The increase was largely driven by a $431,000 provision for loan and lease losses on purchased non-credit impaired loans and was partially offset by a negative $131,000 provision for loan and lease losses on organic loans due to an improvement in historical loss rates on certain loan pools.

       Total noninterest income was $9.9 million for the fourth quarter ended December 31, 2016, compared to $9.8 million for the third quarter ended September 30, 2016. The increase was primarily due to increases of $235,000 in payroll fee income and $582,000 in mark-to-market on interest rate swaps and hedged assets, partially offset by a decrease of $705,000 in mortgage banking income.

Total noninterest expense was $32.9 million for the fourth quarter ended December 31, 2016, compared to $28.5 million for the third quarter ended September 30, 2016, an increase of $4.4 million. The increase is mainly attributable to merger-related expenses of $3.5 million, directly related to our acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc. This increase is also attributable to a $638,000 increase in legal and professional fees, due to expenses incurred related to a support system project.

Balance Sheet Review

General

At December 31, 2016, we had total assets of approximately $4.2 billion, consisting principally of $2.1 billion in net organic loans, $562.9 million in net purchased non-credit impaired loans, $155.6 million in net purchased credit impaired loans, $914.2 million in investment securities, $10.9 million in other real estate owned and $149.6 million in cash and cash equivalents. Our liabilities at December 31, 2016 totaled $3.6 billion, consisting principally of $3.4 billion in deposits. At December 31, 2016, our shareholders' equity was $613.6 million.

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

Investments

Our investment portfolio consists of U.S. Government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. Government agency securities, municipal securities, corporate bonds and asset-backed securities. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At December 31, 2016, we had $847.2 million in our available-for-sale investment securities portfolio representing approximately 20.1% of our total assets, compared to $887.7 million, or 25.6% of total assets, at December 31, 2015. Our decreased investment in securities available-for-sale totaling $40.5 million, or 4.6%, compared to December 31, 2015 was primarily due to the transfer of certain investment securities available-for-sale to held-to-maturity during the first quarter of 2016 and paydowns on existing securities, partially offset by additional purchases of available-for-sale securities. Management also continued to invest excess cash to receive a higher return on liquid assets. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile.

At December 31, 2016, we had $67.1 million in held-to-maturity securities compared to no such securities at December 31, 2015. During the first quarter of 2016, we reclassified $56.6 million in investment securities from available-for-sale to held-to-maturity. We reclassified these securities, which are expected to be held to maturity, to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss). This reclassification will remain in effect until the investments are called or mature.

At December 31, 2016, $88.6 million, or 9.7%, of our investment securities were invested in securities of U.S. Government agencies, compared to $103.3 million, or 11.6%, at December 31, 2015. U.S. Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At December 31, 2016, $529.3 million, or 57.9%, of our investment securities were invested in agency mortgage-backed securities, compared to $503.7 million, or 56.7%, as of December 31, 2015. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At December 31, 2016, $154.0 million, or 16.8% of our investment securities were invested in nonagency mortgage-backed securities, compared to $150.7 million, or 17.0%, at December 31, 2015. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

At December 31, 2016, $56.8 million, or 6.2%, of our investment securities were invested in asset-backed securities, compared to $46.2 million, or 5.2%, as of December 31, 2015. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The growth in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At December 31, 2016, $85.2 million or 9.3%, of our investment securities were invested in corporate securities, compared to $82.0 million, or 9.2%, at December 31, 2015. Corporate securities currently consist of short duration debt. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our investment portfolio at the dates indicated (dollars in thousands):

	December 31
	2016		2015		2014
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$89,044	$88,649	$103,525	$103,272	$116,830	$117,349
States and political subdivisions	300	301	1,809	1,813	5,881	5,897
Residential mortgage-backed securities — nonagency	151,519	154,009	146,832	150,702	109,344	115,031
Residential mortgage-backed securities — agency	533,479	529,302	507,168	503,688	351,769	352,528
Asset-backed securities	—	—	46,570	46,245	26,820	26,700
Corporate securities	74,793	74,917	82,245	81,985	22,577	22,581
Total investment securities available-for-sale	$849,135	$847,178	$888,149	$887,705	$633,221	$640,086

	December 31
	2016		2015		2014
Investment Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$56,804	$57,085	$—	$—	$—	$—
Corporate securities	10,259	10,350	—	—	—	—
Total investment securities available-for-sale	$67,063	$67,435	$—	$—	$—	$—

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Investment Securities Available-for-Sale	Distribution of Maturities (1)
December 31, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$—	$89,044	$—	$—	$89,044
States and political subdivisions	—	300	—	—	300
Residential mortgage-backed securities — nonagency	—	—	—	151,519	151,519
Residential mortgage-backed securities — agency	—	20,379	343,078	170,022	533,479
Asset-backed securities	—	—	—	—	—
Corporate securities	7,656	65,254	—	1,883	74,793
Total debt securities	$7,656	$174,977	$343,078	$323,424	$849,135

Fair Value (1):
U.S. Government securities	$—	$88,649	$—	$—	$88,649
States and political subdivisions	—	301	—	—	301
Residential mortgage-backed securities — nonagency	—	—	—	154,009	154,009
Residential mortgage-backed securities — agency	—	20,402	341,503	167,397	529,302
Asset-backed securities	—	—	—	—	—
Corporate securities	7,647	65,387	—	1,883	74,917
Total debt securities	$7,647	$174,739	$341,503	$323,289	$847,178

Weighted Average Yield (2):
Total debt securities	1.45%	1.69%	1.37%	2.59%	1.90%

Investment Securities Held-to-Maturity	Distribution of Maturities (1)
December 31, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$31,681	$25,123	$56,804
Corporate securities	—	—	10,259	—	10,259
Total debt securities	$—	$—	$41,940	$25,123	$67,063

Fair Value (1):
Asset-backed securities	$—	$—	$31,924	$25,161	$57,085
Corporate securities	—	—	10,350	—	10,350
Total debt securities	$—	$—	$42,274	$25,161	$67,435

Weighted Average Yield (2):
Total debt securities	—%	—%	3.73%	2.85%	3.40%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $2.8 billion at December 31, 2016 and $2.1 billion at December 31, 2015. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic loans increased $316.2 million, or 17.8%, to $2.1 billion at December 31, 2016 from December 31, 2015. The $316.2 million increase was a result of stable economic conditions within our markets, leading to increased loan demand which included approximately $1.7 billion in new loan fundings, offset by approximately $1.4 billion in paydowns. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans, which renewed and met our current underwriting standards, to organic loans.

Purchased Non-Credit Impaired Loans

Purchased non-credit impaired loans were $563.4 million at December 31, 2016, an increase of $323.1 million, or 134.4%, from December 31, 2015. The increase was attributed to $385.2 million in purchased non-credit impaired loans acquired from The National Bank of Georgia and S Bank offset by $62.2 million in loan paydowns or payoffs.

Purchased Credit Impaired Loans

Our purchased credit impaired loans increased $15.1 million, or 10.4%, to $160.6 million at December 31, 2016 from December 31, 2015. The increase was attributed to $38.8 million in purchased credit impaired loans acquired from The National Bank of Georgia and S Bank offset by $23.8 million in loan paydowns and charge-offs.

The following tables summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	Years Ended December 31
	2016					2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$500,018	$51,208	$16,537	$567,763	20.2%	$482,087	$18,598	$14,252	$514,937	23.9%
Other commercial real estate	754,790	209,531	60,742	1,025,063	36.4%	661,062	74,506	40,742	776,310	35.9%
Total commercial real estate	1,254,808	260,739	77,279	1,592,826	56.6%	1,143,149	93,104	54,994	1,291,247	59.8%
Residential real estate	144,295	144,596	54,507	343,398	12.2%	140,613	69,053	64,011	273,677	12.6%
Owner-occupied real estate	256,317	115,566	23,980	395,863	14.1%	219,636	61,313	25,364	306,313	14.2%
Commercial, financial & agricultural	327,381	36,206	4,533	368,120	13.1%	181,513	14,216	1,050	196,779	9.1%
Leases	71,724	—	—	71,724	2.5%	71,539	—	—	71,539	3.3%
Consumer	36,039	6,255	347	42,641	1.5%	17,882	2,624	156	20,662	1.0%
Total gross loans receivable, net of deferred fees	2,090,564	563,362	160,646	2,814,572	100.0%	1,774,332	240,310	145,575	2,160,217	100.0%
Allowance for loan and lease losses	(21,086)	(439)	(5,073)	(26,598)		(21,224)	(53)	(7,798)	(29,075)
Total loans, net	$2,069,478	$562,923	$155,573	$2,787,974		$1,753,108	$240,257	$137,777	$2,131,142

	Years Ended December 31
	2014					2013				2012
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$310,987	$2,166	$24,544	$337,697	20.7%	$251,043	$35,383	$286,426	20.7%	$230,448	$81,288	$311,736	21.3%
Other commercial real estate	609,478	26,793	58,680	694,951	42.5%	550,474	67,573	618,047	44.8%	457,729	139,010	596,739	40.9%
Total commercial real estate	920,465	28,959	83,224	1,032,648	63.2%	801,517	102,956	904,473	65.5%	688,177	220,298	908,475	62.2%
Residential real estate	91,448	43,669	78,793	213,910	13.1%	66,835	95,240	162,075	11.7%	43,179	142,032	185,211	12.7%
Owner-occupied real estate	188,933	22,743	42,168	253,844	15.5%	174,858	54,436	229,294	16.6%	172,445	86,612	259,057	17.7%
Commercial, financial & agricultural	90,930	11,635	1,953	104,518	6.4%	71,006	4,289	75,295	5.5%	73,680	24,980	98,660	6.8%
Leases	19,959	—	—	19,959	1.2%	—	—	—	—%	—	—	—	—%
Consumer	8,658	791	201	9,650.6%		9,259	573	9,832.7%		8,021	791	8,812	0.6%
Total gross loans receivable, net of deferred fees	1,320,393	107,797	206,339	1,634,529	100.0%	1,123,475	257,494	1,380,969	100.0%	985,502	474,713	1,460,215	100.0%
Allowance for loan and lease losses	(18,392)	—	(10,246)	(28,638)		(16,656)	(17,409)	(34,065)		(14,660)	(55,478)	(70,138)
Total loans, net	$1,302,001	$107,797	$196,093	$1,605,891		$1,106,819	$240,085	$1,346,904		$970,842	$419,235	$1,390,077

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

The following table summarizes the maturity distribution of our held for investment loan portfolio by type (dollars in thousands):

December 31, 2016	One year or less	After one but within five years	After five years	Total
Commercial real estate	$479,472	$899,094	$214,260	$1,592,826
Residential real estate	59,641	141,479	142,278	343,398
Owner-occupied real estate	46,936	164,718	184,209	395,863
Commercial, financial & agricultural	64,348	185,248	118,524	368,120
Leases	—	56,939	14,785	71,724
Consumer	6,552	21,641	14,448	42,641
Total gross loans	$656,949	$1,469,119	$688,504	$2,814,572

The following table summarizes loans held for investment with maturity dates after one year and their interest rate characteristics (dollars in thousands):

December 31, 2016
Fixed interest rates	$1,054,978
Floating or adjustable interest rates	1,102,645
Total gross loans	$2,157,623

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

The following table presents a summary of the calculation of the loss recognized as a result of the termination of the FDIC loss share agreements in 2015, including the clawback provisions and settlement of historic loss share and expense reimbursement claims (dollars in thousands):

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

At December 31, 2016, our total ALLL for the loan portfolio was $26.6 million, a decrease of $2.5 million compared to December 31, 2015. The ALLL reflected $2.7 million of net charge-offs and a $237,000 provision for loan and lease losses on our total loan portfolio for the year ended December 31, 2016.

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

At December 31, 2016, our organic ALLL was $21.1 million, a decrease of $138,000 compared to December 31, 2015. The decrease in our organic ALLL at December 31, 2016 is primarily from $3.2 million of net charge-offs partially offset by a $3.1 million provision for loan and lease losses charged to expense for the year ended December 31, 2016.

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

At December 31, 2016, our purchased non-credit impaired ALLL was $439,000, an increase of $386,000 compared to December 31, 2015. The increase in our purchased non-credit impaired ALLL at December 31, 2016 is primarily due to the calculated ALLL exceeding the remaining discount on certain credits and loan pools.

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

At December 31, 2016, our purchased credit impaired ALLL was $5.1 million, a decrease of $2.7 million compared to December 31, 2015. The decrease in the purchased credit impaired ALLL was primarily due to a decrease in the balance of our purchased credit impaired loan portfolio of $23.8 million, excluding the purchased credit impaired loans acquired from The National Bank of Georgia and S Bank. The loans acquired from The National Bank of Georgia and S Bank were recorded at fair value on December 31, 2016 with no related ALLL. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools. The provision for loan and lease losses charged to expense was negative $3.4 million in 2016, compared to $535,000 in 2015, net of the amount recorded through the FDIC receivable. The decrease in provision expense was primarily attributed to improved cash flow expectations on specifically reviewed loans and net recoveries during 2016.

The following table summarizes the activity in our ALLL related to our organic loans for the years presented (dollars in thousands):

	Years Ended December 31
ALLL: Organic Loans	2016	2015	2014	2013	2012
Balance, beginning of year	$21,224	$18,392	$16,656	$14,660	$10,207
Charge-offs:
Construction, land & land development	(2,122)	(3)	(1,267)	(4)	(287)
Other commercial real estate	—	—	—	(186)	(223)
Total commercial real estate	(2,122)	(3)	(1,267)	(190)	(510)
Residential real estate	(53)	—	(1)	(38)	(75)
Owner-occupied real estate	—	—	—	(49)	—
Commercial, financial & agricultural	(653)	(289)	(256)	(114)	(75)
Leases	(486)	—	—	—	—
Consumer	(97)	(21)	(28)	(26)	(9)
Total charge-offs	$(3,411)	$(313)	$(1,552)	$(417)	$(669)
Recoveries:
Construction, land & land development	—	—	291	160	3
Other commercial real estate	—	173	1	279	71
Total commercial real estate	—	173	292	439	74
Residential real estate	6	10	26	20	2
Owner-occupied real estate	45	—	5	5	—
Commercial, financial & agricultural	154	98	186	24	6
Leases	11	—	—	—	—
Consumer	7	7	4	5	5
Total recoveries	$223	$288	$513	$493	$87
Net (charge-offs) recoveries	(3,188)	(25)	(1,039)	76	(582)
Provision for loan and lease losses	3,050	2,857	2,775	1,920	5,035
Balance, end of year	$21,086	$21,224	$18,392	$16,656	$14,660
ALLL to organic loans	1.01%	1.20%	1.39%	1.48%	1.49%
Ratio of net charge-offs (recoveries) to average organic loans outstanding	.16%	—%	.08%	(.01)%	.07%

Our purchased non-credit impaired portfolio was established in the fourth quarter of 2014 and we did not have any charge-off or recovery activity on the purchased non-credit impaired portfolio until 2015. The following table summarizes the activity in our ALLL related to our purchased non-credit impaired loans for the year presented (dollars in thousands):

	Year Ended December 31
ALLL: Purchased Non-Credit Impaired Loans	2016	2015
Balance, beginning of year	$53	$—
Charge-offs:
Residential real estate	(83)	(24)
Commercial, financial & agricultural	(137)	—
Consumer	(3)	(24)
Total charge-offs	$(223)	$(48)
Recoveries:
Residential real estate	45	1
Consumer	18	6
Total recoveries	$63	$7
Net charge-offs (recoveries)	(160)	(41)
Provision for loan and lease losses	546	94
Balance, end of year	$439	$53
ALLL to purchased non-credit impaired loans	.08%	.02%
Ratio of net charge-offs to average purchased non-credit impaired loans outstanding	.08%	.01%

The following table summarizes the activity in our ALLL related to our purchased credit impaired loans for the years presented (dollars in thousands):

	Years Ended December 31
ALLL: Purchased Credit Impaired Loans	2016	2015	2014	2013	2012
Balance, beginning of year	$7,798	$10,246	$17,409	$55,478	$59,277
Charge-offs:
Construction, land & land development	(724)	(3,173)	(4,619)	(15,942)	(40,101)
Other commercial real estate	(212)	(4,078)	(7,683)	(9,612)	(10,158)
Total commercial real estate	(936)	(7,251)	(12,302)	(25,554)	(50,259)
Residential real estate	(977)	(1,441)	(1,228)	(2,697)	(4,544)
Owner-occupied real estate	(298)	(1,374)	(2,775)	(4,619)	(5,038)
Commercial & industrial	(273)	(1,929)	(1,409)	(2,856)	(2,123)
Consumer	(56)	(138)	(64)	(263)	(12)
Total charge-offs	$(2,540)	$(12,133)	$(17,778)	$(35,989)	$(61,976)
Recoveries:
Construction, land & land development	402	2,905	5,194	13,296	6,342
Other commercial real estate	1,879	2,421	3,488	5,365	657
Total commercial real estate	2,281	5,326	8,682	18,661	6,999
Residential real estate	401	382	1,491	5,500	169
Owner-occupied real estate	207	1,120	1,429	3,637	357
Commercial & industrial	232	1,080	1,714	3,494	15
Consumer	53	197	68	1,223	—
Total recoveries	$3,174	$8,105	$13,384	$32,515	$7,540
Net recoveries (charge-offs)	634	(4,028)	(4,394)	(3,474)	(54,436)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(3,359)	1,580	(2,769)	(34,595)	50,637
Amount attributable to FDIC loss share agreements	—	(1,045)	2,890	30,188	(40,556)
Total provision for loan and lease losses charged to operations	$(3,359)	$535	$121	$(4,407)	$10,081
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	1,045	(2,890)	(30,188)	40,556
Balance, end of year	$5,073	$7,798	$10,246	$17,409	$55,478
ALLL to purchased credit impaired loans	3.16%	5.36%	4.97%	6.76%	11.69%
Ratio of net (recoveries) charge-offs to average purchased credit impaired loans outstanding	(.48)%	2.30%	1.96%	1.03%	8.34%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL for organic loans and the percentage of the total amount of organic loans in each loan category listed at the dates indicated (dollars in thousands):

	December 31
	2016		2015		2014		2013		2012
Organic Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans
Construction, land & land development	$5,705	17.8%	$8,185	22.3%	$6,199	19.0%	$3,667	18.2%	$3,479	15.8%
Other commercial real estate	6,062	26.8%	5,422	30.6%	6,935	37.3%	7,496	39.9%	6,016	31.4%
Total commercial real estate	11,767	44.6%	13,607	52.9%	13,134	56.3%	11,163	58.1%	9,495	47.2%
Residential real estate	1,786	5.1%	2,053	6.4%	1,190	5.6%	1,015	4.8%	1,050	3.0%
Owner-occupied real estate	2,239	9.1%	1,920	10.2%	1,928	11.5%	2,535	12.7%	2,486	11.8%
Commercial, financial & agricultural	4,093	11.6%	2,509	8.4%	1,770	5.6%	1,799	5.1%	1,497	5.1%
Leases	655	2.5%	865	3.3%	262	1.2%	—	—%	—	—%
Consumer	546	1.3%	270.8%		108.5%		144.7%		132.5%
Organic loans total	21,086	74.2%	21,224	82.0%	18,392	80.7%	16,656	81.4%	14,660	67.6%
Purchased credit impaired loans total	5,073	5.9%	7,798	6.8%	10,246	12.7%	17,409	18.6%	55,478	32.4%
Purchased non-credit impaired loans total	439	19.9%	53	11.2%	—	6.6%	—	—%	—	—%
Total	$26,598	100.0%	$29,075	100.0%	$28,638	100.0%	$34,065	100.0%	$70,138	100.0%

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

	December 31
	2016		2015		2014
Purchased Non-Credit Impaired Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	% of Loans to Total Loans
Construction, land & land development	$88	1.8%	$—	.9%	.1%
Other commercial real estate	—	7.4%	—	3.4%	1.6%
Total commercial real estate	88	9.2%	—	4.3%	1.7%
Residential real estate	72	5.1%	53	3.2%	2.7%
Owner-occupied real estate	44	4.1%	—	2.8%	1.4%
Commercial, financial & agricultural	235	1.3%	—	.7%	.6%
Consumer	—	0.2%	—	.2%	.1%
Purchased non-credit impaired loans total	439	19.9%	53	11.2%	6.6%
Organic loans total	21,086	74.2%	21,224	82.0%	80.7%
Purchased credit impaired loans total	5,073	5.9%	7,798	6.8%	12.7%
Total	$26,598	100.0%	$29,075	100.0%	100.0%

The following table presents the allocation of the ALLL on our purchased credit impaired loans and the percentage of the total amount of purchased credit impaired loans in each loan category listed at the dates indicated (dollars in thousands):

	December 31
	2016		2015		2014		2013		2012
Purchased Credit Impaired Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans
Construction, land & land development	$754	0.6%	$1,516	0.7%	$1,987	1.6%	$4,341	2.5%	$13,522	5.5%
Other commercial real estate	1,429	2.2%	1,872	1.9%	3,474	3.6%	6,885	4.9%	13,630	9.5%
Total commercial real estate	2,183	2.8%	3,388	2.6%	5,461	5.2%	11,226	7.4%	27,152	15.0%
Residential real estate	1,196	2.0%	1,893	3.0%	2,298	4.8%	2,481	6.9%	21,545	9.7%
Owner-occupied real estate	1,655	0.9%	2,449	1.2%	1,916	2.6%	1,950	3.9%	4,021	5.9%
Commercial, financial & agricultural	38.2%		60	—%	567.1%		1,680.3%		2,607	1.7%
Consumer	1	—%	8	—%	4	—%	72	—%	153.1%
Purchased credit impaired loans total	5,073	5.9%	7,798	6.8%	10,246	12.7%	17,409	18.6%	55,478	32.4%
Organic loans total	21,086	74.2%	21,224	82.0%	18,392	80.7%	16,656	81.4%	14,660	67.6%
Purchased non-credit impaired loans total	439	19.9%	53	11.2%	—	6.6%	—	—%	—	—%
Total	$26,598	100.0%	$29,075	100.0%	$28,638	100.0%	$34,065	100.0%	$70,138	100.0%

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

Loans $500,000 or greater, excluding purchased credit impaired loans, that have been placed on nonaccrual are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or, if collateral dependent, the fair value of the collateral less estimated costs to sell. The majority of these loans are collateral dependent and, therefore, are valued using the fair value of collateral. The fair value of collateral is determined using a current and valid appraisal. A current appraisal is one that has been performed in the last twelve months. A valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral to estimate the impairment amount. The recovery value involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral.

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

Loan modifications on purchased credit-impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At December 31, 2016, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At December 31, 2016, OREO totaled $10.9 million, an increase of $367,000 from December 31, 2015. The increase is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $3.3 million in addition to OREO acquired from our acquisitions of The National Bank of Georgia and S Bank totaling $1.0 million, offset by $3.3 million in sales of OREO.

The following tables set forth our nonperforming assets at the years indicated (dollars in thousands):

	December 31
	2016	2015	2014	2013	2012
Organic Assets
Nonaccrual loans	$6,234	$5,096	$5,546	$2,265	$3,533
Accruing TDRs	—	—	—	—	1,183
Total nonperforming loans	6,234	5,096	5,546	2,265	4,716
Other real estate owned	282	33	74	965	1,115
Total nonperforming organic assets	$6,516	$5,129	$5,620	$3,230	$5,831
Accruing loans 90 days or more past due	—	—	—	—	—
Nonperforming organic loans to total organic loans	.30%	.29%	.42%	.20%	.48%
Nonperforming organic assets to total organic loans and other real estate owned	.31%	.29%	.43%	.29%	.59%

Purchased Non-Credit Impaired Assets
Nonaccrual loans	$3,381	$1,280	$107	$—	$—
Accruing TDRs	—	577	—	—	—
Total nonperforming loans	3,381	1,857	107	—	—
Other real estate owned	—	—	—	—	—
Total nonperforming PNCI assets	$3,381	$1,857	$107	$—	$—
Accruing loans 90 days or more past due	—	—	—	—	—
Nonperforming PNCI loans to total PNCI loans	.60%	.77%	.10%	—%	—%
Nonperforming PNCI assets to total PNCI loans and other real estate owned	.60%	.77%	.10%	—%	—%

Purchased Credit Impaired Assets
Other real estate owned	$10,615	$10,497	$8,494	$46,222	$45,062
Total nonperforming PCI assets	$10,615	$10,497	$8,494	$46,222	$45,062
Nonperforming PCI assets to total PCI other real estate owned	6.20%	6.73%	3.95%	15.22%	8.67%

Total Nonperforming Assets
Total nonperforming loans	$9,615	$6,953	$5,653	$2,265	$4,716
Total nonperforming assets	$20,512	$17,483	$14,221	$49,452	$50,893
Total nonperforming loans to total loans	.34%	.32%	.35%	.16%	.32%
Total nonperforming assets to total loans and other real estate owned	.73%	.81%	.87%	3.46%	3.38%
Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $20.5 million, or .7% of total loans and other real estate owned, at December 31, 2016, compared to $17.5 million, or .8% at December 31, 2015. The $3.0 million increase in nonperforming assets is related to the migration of a small group of credits to nonaccrual and an increase of $367,000 in OREO.

At December 31, 2016 and 2015, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing interest. At December 31, 2016 and 2015, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $627,000 for 2016. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans was approximately $27,000 for 2016.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management classifies potential problem loans as "Substandard" or "Doubtful". Potential problem loans not included in the nonperforming assets table above totaled $1.9 million, or .1% of total organic and purchased non-credit impaired loans outstanding, at December 31, 2016.
Deferred Tax Assets
At December 31, 2016, we had $27.2 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $165.7 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits
Total deposits at December 31, 2016 were $3.4 billion, an increase of $569.2 million from December 31, 2015. The increase was largely due to $413.4 million of deposits assumed in our acquisitions of The National Bank of Georgia and S Bank and organic deposit growth of $155.8 million. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in our overall deposit mix continued its trend through 2016, as we grew our noninterest-bearing deposits to $984.4 million, representing 28.7% of total deposits. Of the $158.2 million increase from December 31, 2015, $74.8 million was assumed in our acquisitions of The National Bank of Georgia and S Bank and $83.4 million was attributable to organic growth. Average noninterest-bearing deposits increased $94.0 million, or 12.4%, for the year ended December 31, 2016 compared to the same period in 2015.

Our interest-bearing transaction accounts increased $76.0 million from December 31, 2015 to December 31, 2016, of which $40.4 million were assumed in our acquisitions of The National Bank of Georgia and S Bank and $35.5 million was attributable to organic growth. Interest-bearing deposits in savings and money market accounts increased $218.7 million from December 31, 2015, primarily resulting from $205.4 million assumed in our acquisitions of The National Bank of Georgia and S Bank and $13.3 million attributable to organic growth.

Time deposits, excluding brokered and wholesale, increased $146.0 million during 2016, primarily due to our acquisitions of The National Bank of Georgia and S Bank and a local time deposit special run during the fourth quarter of 2015 and the first quarter of 2016 as part of management's strategy to grow new retail deposits.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 33 basis points for the year ended December 31, 2016, compared to 28 basis points for the year ended December 31, 2015.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	December 31
	2016		2015		2014
	Amount	% of total	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$984,419	28.7%	$826,216	28.9%	$577,295	24.1%
Interest-bearing transaction accounts	664,350	19.4%	588,391	20.6%	495,966	20.7%
Savings and money market deposits	1,292,867	37.7%	1,074,190	37.5%	954,626	39.9%
Time deposits less than $250,000	388,164	11.3%	279,449	9.8%	247,757	10.4%
Time deposits $250,000 or greater	78,685	2.3%	41,439	1.4%	18,946	0.8%
Brokered and wholesale time deposits	22,680.6%		52,277	1.8%	97,092	4.1%
Total deposits	$3,431,165	100.0%	$2,861,962	100.0%	$2,391,682	100.0%

The maturity distribution of our time deposits of $250,000 or greater is as follows (dollars in thousands):

December 31, 2016
Three months or less	$8,337
Over three through six months	35,278
Over six though twelve months	15,802
Over twelve months	19,268
Total time deposits of $250,000 or greater	$78,685

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods presented (dollars in thousands):

	Years Ended December 31
	2016		2015		2014
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$851,610	—%	$757,639	—%	$489,749	—%
Interest-bearing transaction accounts	540,593.12%		518,770.14%		386,112.13%
Savings and money market deposits	1,078,496.54%		1,059,523.46%		910,748.45%
Time deposits less than $250,000	333,286.63%		303,745.30%		248,696.53%
Time deposits $250,000 or greater	59,803.72%		55,539.68%		33,466.79%
Brokered and wholesale time deposits	28,938	1.00%	78,135.97%		97,458.99%
Total deposits	$2,892,726		$2,773,351		$2,166,229

Capital Resources

We maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At December 31, 2016, shareholders' equity was $613.6 million, or 14.5% of total assets, compared to $536.5 million, or 15.5% of total assets, at December 31, 2015. The primary factors affecting changes in shareholders' equity was the issuance of $52.0 million in common stock in connection with our acquisitions of NBG Bancorp and S Bankshares and our net income, offset by dividends declared during the year ended December 31, 2016.

Federal regulations impose minimum regulatory capital requirements on all institutions with deposits insured by the FDIC. The Federal Reserve Board imposes similar capital regulations on bank holding companies. On January 1, 2015, the U.S. Basel III final rule replaced the existing Basel I-based approach for calculating risk-weighted assets. Basel III introduced a new minimum ratio of common equity Tier 1 capital (CET1) and raised the minimum ratios for Tier 1 capital, total capital, and Tier 1 leverage. The final rule emphasizes common equity Tier 1 capital and implements strict eligibility criteria for regulatory capital instruments and changed the methodology for calculating risk-weighted assets to enhance risk sensitivity. The methods for calculating the risk-based capital ratios have changed and will change as the provisions of the Basel III final rule related to the numerator (capital) and denominator (risk-weighted assets) are fully phased in by January 1, 2019. The ongoing methodological changes will result in differences in the reported capital ratios from one reporting period to the next that are independent of applicable changes in the capital base, asset composition, off-balance sheet exposures or risk profile. In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. Implementation of the new capital and liquidity standards did not and are not expected to significantly impact the Company or State Bank in the near term because our current capital levels materially exceed those required under the new rules.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	December 31, 2016		December 31, 2015
Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%	6.00%	8.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At December 31, 2016 and 2015, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the regulatory capital ratios for both the Company and State Bank at the dates indicated:

	December 31
	2016	2015
Company
Tier 1 leverage ratio	14.90%	14.48%
CET1 capital ratio	14.78	17.71
Tier 1 risk-based capital ratio	14.78	17.71
Total risk-based capital ratio	15.53	18.75

State Bank
Tier 1 leverage ratio	13.18%	12.62%
CET1 capital ratio	13.07	15.42
Tier 1 risk-based capital ratio	13.07	15.42
Total risk-based capital ratio	13.82	16.47

At December 31, 2016, the leverage ratios for both the Company and State Bank increased compared to December 31, 2015, primarily due to the increases in Tier 1 Capital related to the acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc. on December 31, 2016, while the average assets did not include any effect from the acquisitions. At December 31, 2016, Tier 1 and Total Risk-Based Capital ratios declined for both the Company and State Bank compared to December 31, 2015 as a result of the increase in risk-weighted assets during the year ended December 31, 2016. The increase in risk-weighted assets was attributable to the assets acquired from NBG Bancorp, Inc. and S Bankshares, Inc. and our deployment of excess cash into higher risk-weighted investment securities and loans.

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. At December 31, 2016, State Bank had no capacity to pay dividends to the Company without prior regulatory approval. In 2017, State Bank expects to have the capacity to pay $24.4 million in dividends to the Company without prior regulatory approval.

At December 31, 2016, the Company had $79.1 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. During February 2017, $34.2 million of cash consideration was paid by the Company to the former shareholders of NBG Bancorp, Inc. related to the acquisition. On February 8, 2017, we declared a quarterly dividend of $.14 per common share to be paid on March 14, 2017 to shareholders of record of our common stock as of March 6, 2017.

We currently have a level of capitalization that will support significant growth, and the long term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we closed on mergers with Atlanta Bancorporation, Inc. in 2014, Georgia-Carolina Bancshares, Inc. in 2015, and each of NBG Bancorp, Inc. and S Bankshares, Inc. in 2016. We also purchased Boyett Agency, LLC, an independent insurance agency, and the equipment finance origination platform of Patriot Capital Corporation in 2015. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares (including purchases under the Rule 10b-18 plan we announced on February 11, 2016, which the Company extended for an additional year on February 10, 2017).

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, which may require the payment of a fee by the borrower. At December 31, 2016, unfunded commitments to extend credit were $671.3 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction and consumer equity lines of credit. Based on experience, we anticipate a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At December 31, 2016, there were commitments totaling approximately $10.2 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
December 31, 2016	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Time deposits, including accrued interest payable	$491,483	$370,134	$91,189	$30,160	$—
Operating lease obligations	23,235	3,670	6,946	6,180	6,439
Repurchase agreements	25,722	25,722	—	—	—
Total contractual obligations	$540,440	$399,526	$98,135	$36,340	$6,439

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

At December 31, 2016, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $149.6 million, or 3.5% of total assets, compared to $175.4 million, or 5.1% of total assets at December 31, 2015. The decline in our liquid assets was primarily due to funding organic loan growth. Our available-for-sale securities at December 31, 2016 amounted to $847.2 million, or 20.1% of total assets, compared to $887.7 million, or 25.6% of total assets at December 31, 2015. Investment securities with an aggregate fair value of $368.3 million and $424.8 million at December 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our unpledged securities was due to investment of excess cash and reductions in pledging requirements as a result of decreases in public funds and repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits, excluding brokered deposits, have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2016, customer deposits, excluding brokered deposits. were 119.7% of net loans, compared with 130.6% at December 31, 2015. We maintain eight federal funds lines of credit with correspondent banks totaling $175.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2016, we had $47.0 million advances from the FHLB and a remaining credit availability of $256.0 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $476.2 million secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At December 31, 2016, we had interest rate swaps and caps, designated as hedging instruments, with aggregate notional amounts of $161.8 million and $200.0 million, respectively. The fair value of these derivative financial assets was $1.8 million at December 31, 2016, compared to $1.3 million at December 31, 2015 and the fair value of these derivative financial liabilities was $641,000 at December 31, 2016, compared to $1.5 million at December 31, 2015. Note 14 to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2017. Based on the simulation run at December 31, 2016, annual net interest income would be expected to increase approximately 6.17%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 13.05%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 4.26%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The slight increase in asset sensitivity at December 31, 2016 was primarily due to growth in longer duration deposits, specifically noninterest bearing deposits and CDs.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	December 31, 2016	December 31, 2015
+200	13.05%	11.34%
+100	6.17	4.95
-100	(4.26)	(2.47)
-200	Not meaningful	Not meaningful

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's December 31, 2016 Annual Report on Form 10-K under the heading "Asset/Liability Management", which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Financial Data (Unaudited)

	2016
	Quarterly Periods Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Selected Results of Operations
Interest income	$41,777	$40,629	$44,093	$38,758
Interest expense	2,631	2,504	2,371	2,113
Net interest income	39,146	38,125	41,722	36,645
Provision for loan and lease losses	277	88	6	(134)
Amortization of FDIC receivable for loss share agreements	—	—	—	—
Other noninterest income	9,911	9,769	10,230	9,391
Noninterest expense	32,875	28,480	30,674	28,898
Income before income taxes	15,905	19,326	21,272	17,272
Income taxes	5,578	6,885	7,287	6,434
Net income	$10,327	$12,441	$13,985	$10,838

Common Share Data
Basic earnings per share	$.28	$.34	$.38	$.29
Diluted earnings per share	$.28	$.34	$.37	$.29
Cash dividends declared per share	$.14	$.14	$.14	$.14

Weighted Average Common Shares Outstanding
Basic	35,904,009	35,863,183	35,822,654	36,092,269
Diluted	36,009,098	35,965,948	35,923,691	36,187,662

Market Data
High Sales Price	$27.50	$23.30	$21.99	$20.81
Low Sales Price	$21.15	$19.77	$18.65	$17.34
Period-end Closing	$26.86	$22.82	$20.35	$19.76
Average Daily Trading Volume	109,794	63,102	88,128	129,013

Selected Quarterly Financial Data (Unaudited) (Continued)

	2015
	Quarterly Periods Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Selected Results of Operations
Interest income	$42,629	$39,424	$35,467	$41,071
Interest expense	1,994	1,977	1,972	1,979
Net interest income	40,635	37,447	33,495	39,092
Provision for loan and lease losses	494	(265)	64	3,193
Accretion (amortization) of FDIC receivable for loss share agreements	—	—	(15,040)	(1,448)
Other noninterest income	8,136	8,894	9,319	10,250
Noninterest expense	29,562	32,416	31,357	30,087
Income before income taxes	18,715	14,190	(3,647)	14,614
Income taxes	6,594	5,071	(1,626)	5,410
Net income (loss)	$12,121	$9,119	$(2,021)	$9,204

Common Share Data
Basic earnings per share	$.33	$.26	$(.06)	$.27
Diluted earnings per share	$.33	$.25	$(.06)	$.26
Cash dividends declared per share	$.14	$.07	$.06	$.05

Weighted Average Common Shares Outstanding
Basic	35,208,607	34,687,354	34,654,689	33,593,687
Diluted	36,140,474	36,003,068	34,654,689	34,862,324

Market Data
High Sales Price	$23.73	$22.95	$22.59	$21.19
Low Sales Price	$19.28	$18.72	$19.47	$17.98
Period-end Closing	$21.03	$20.68	$21.70	$21.00
Average Daily Trading Volume	127,980	128,473	125,713	211,841

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

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

The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2016, is included in this Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
State Bank Financial Corporation

We have audited the internal control over financial reporting of State Bank Financial Corporation and Subsidiary (“Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, State Bank Financial Corporation and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of State Bank Financial Corporation and Subsidiary as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
State Bank Financial Corporation

We have audited the accompanying consolidated statements of financial condition of State Bank Financial Corporation and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bank Financial Corporation and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
February 24, 2017

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	December 31
	2016	2015
Assets
Cash and amounts due from depository institutions	$13,219	$12,175
Interest-bearing deposits in other financial institutions	132,851	163,187
Federal funds sold	3,523	—
Cash and cash equivalents	149,593	175,362
Investment securities available-for-sale	847,178	887,705
Investment securities held-to-maturity	67,063	—
Loans	2,814,572	2,160,217
Allowance for loan and lease losses	(26,598)	(29,075)
Loans, net	2,787,974	2,131,142
Loans held-for-sale (includes loans at fair value of $35,813 and $48,803 at 2016 and 2015, respectively)	52,169	54,933
Other real estate owned	10,897	10,530
Premises and equipment, net	52,056	42,980
Goodwill	77,084	36,357
Other intangibles, net	12,749	10,101
SBA servicing rights	3,477	2,626
Bank-owned life insurance	65,371	58,819
Other assets	99,248	59,512
Total assets	$4,224,859	$3,470,067
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$984,419	$826,216
Interest-bearing deposits	2,446,746	2,035,746
Total deposits	3,431,165	2,861,962
Federal funds purchased and securities sold under agreements to repurchase	27,673	32,179
FHLB Borrowings	47,014	—
Notes payable	398	1,812
Other liabilities	104,976	37,624
Total liabilities	3,611,226	2,933,577
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding at 2016 and 2015, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 38,845,573 and 37,077,848 shares issued and outstanding at 2016 and 2015, respectively	388	371
Additional paid-in capital	409,736	358,671
Retained earnings	205,966	179,082
Accumulated other comprehensive loss, net of tax	(2,457)	(1,634)
Total shareholders' equity	613,633	536,490
Total liabilities and shareholders' equity	$4,224,859	$3,470,067

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31
	2016	2015	2014
Interest income:
Loans	$103,024	$92,938	$64,176
Loan accretion	43,310	49,830	78,857
Investment securities	18,629	15,214	9,212
Deposits with other financial institutions	294	609	1,276
Total interest income	165,257	158,591	153,521
Interest expense:
Deposits	9,331	7,673	7,156
FHLB borrowings	140	3	1
Notes payable	105	210	362
Federal funds purchased and repurchase agreements	43	36	1
Total interest expense	9,619	7,922	7,520
Net interest income	155,638	150,669	146,001
Provision for loan and lease losses	237	3,486	2,896
Net interest income after provision for loan and lease losses	155,401	147,183	143,105
Noninterest income:
Amortization of FDIC receivable for loss share agreements	—	(16,488)	(15,785)
Service charges on deposits	5,440	5,976	4,834
Mortgage banking income	12,319	11,250	835
SBA income	6,458	5,539	477
Payroll fee income	4,929	4,283	3,700
ATM income	3,008	2,981	2,471
Bank-owned life insurance income	1,930	1,926	1,334
Prepayment fees	797	3,149	1,336
Gain on sale of investment securities	489	354	246
Other	3,931	1,141	154
Total noninterest income	39,301	20,111	(398)
Noninterest expense:
Salaries and employee benefits	78,775	83,295	62,093
Occupancy and equipment	12,169	12,432	9,898
Data processing	8,514	9,190	7,053
Legal and professional fees	4,695	5,071	3,440
Merger-related expenses	3,961	1,730	795
Marketing	2,216	2,318	1,824
Federal deposit insurance premiums and other regulatory fees	1,744	2,100	1,420
Loan collection costs and OREO activity	(579)	(1,597)	480
Amortization of intangibles	2,102	1,804	694
Other	7,330	7,079	5,771
Total noninterest expense	120,927	123,422	93,468
Income before income taxes	73,775	43,872	49,239
Income tax expense	26,184	15,449	18,321
Net income	$47,591	$28,423	$30,918
Basic earnings per share	$1.29	$.79	$.96
Diluted earnings per share	$1.28	$.77	$.93
Cash dividends declared per common share	$.56	$.32	$.15
Weighted Average Shares Outstanding:
Basic	35,931,528	34,810,855	31,723,971
Diluted	36,033,643	36,042,719	32,827,943
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31
	2016	2015	2014
Net income	$47,591	$28,423	$30,918
Other comprehensive loss, net of tax:
Net change in unrealized losses	(1,910)	(9,249)	(1,574)
Amortization of net unrealized losses on securities transferred to held-to-maturity	(3)	—	—
Amounts reclassified for losses realized and included in earnings	682	192	13
Other comprehensive loss, before income taxes	(1,231)	(9,057)	(1,561)
Income tax benefit	(408)	(3,503)	(311)
Other comprehensive loss, net of income taxes	(823)	(5,554)	(1,250)
Comprehensive income	$46,768	$22,869	$29,668

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2013	2,623,824	32,094,145	$321	$295,379	$136,313	$5,170	$437,183
Exercise of stock warrants	(42,633)	38,477	—	195	—	—	195
Share-based compensation	—	—	—	2,035	—	—	2,035
Restricted stock activity	—	136,982	2	(130)	(28)	—	(156)
Other comprehensive loss	—	—	—	—	—	(1,250)	(1,250)
Common stock dividends, $.15 per share	—	—	—	—	(4,830)	—	(4,830)
Net income	—	—	—	—	30,918	—	30,918
Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095
Exercise of stock warrants	(2,408,446)	1,401,188	14	533	—	—	547
Share-based compensation	—	—	—	3,595	—	—	3,595
Restricted stock activity	—	552,086	6	50	(83)	—	(27)
Issuance of common stock	—	2,854,970	28	57,014	—	—	57,042
Other comprehensive loss	—	—	—	—	—	(5,554)	(5,554)
Common stock dividends, $.32 per share	—	—	—	—	(11,631)	—	(11,631)
Net income	—	—	—	—	28,423	—	28,423
Balance, December 31, 2015	172,745	37,077,848	$371	$358,671	$179,082	$(1,634)	$536,490
Exercise of stock warrants	(38,833)	30,180	—	200	—	—	200
Share-based compensation	—	—	—	3,889	—	—	3,889
Repurchase of common stock	—	(270,715)	(3)	(5,125)	—	—	(5,128)
Restricted stock activity	—	71,016	1	85	(26)	—	60
Issuance of common stock	—	1,937,244	19	52,016	—	—	52,035
Other comprehensive loss	—	—	—	—	—	(823)	(823)
Common stock dividends, $.56 per share	—	—	—	—	(20,681)	—	(20,681)
Net income	—	—	—	—	47,591	—	47,591
Balance, December 31, 2016	133,912	38,845,573	$388	$409,736	$205,966	$(2,457)	$613,633
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Dollars in thousands)

	Years Ended December 31
	2016	2015	2014
Cash Flows from Operating Activities
Net income	$47,591	$28,423	$30,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	11,330	11,393	7,534
Provision for loan and lease losses	237	3,486	2,896
Accretion on acquisitions, net	(43,310)	(47,890)	(63,072)
Gains on sales of other real estate owned	(1,672)	(4,532)	(14,928)
Writedowns of other real estate owned	587	969	13,173
Net decrease in FDIC receivable for covered losses	—	6,250	21,597
Funds (paid to) collected from FDIC	—	(1,784)	45,251
Loss share termination	—	16,959	—
Deferred income tax expense (benefit)	13,045	(24,828)	(10,181)
Proceeds from sales of mortgage loans held-for-sale	534,597	512,466	35,204
Proceeds from sales of SBA loans held-for-sale	59,081	46,512	2,784
Originations of mortgage loans held-for-sale	(509,355)	(508,117)	(36,632)
Originations of SBA loans held-for-sale	(63,882)	(48,254)	(2,603)
Mortgage banking activities	(12,319)	(11,250)	(835)
Gains on sales of SBA loans	(5,425)	(4,387)	(181)
Gains on sales of available-for-sale securities	(489)	(354)	(246)
Share-based compensation expense	3,889	3,595	2,035
Changes in fair value of SBA servicing rights	472	(40)	38
Changes in other assets and other liabilities, net	(14,957)	(7,402)	12,924
Net cash provided by (used in) operating activities	19,420	(28,785)	45,676
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(298,814)	(648,133)	(431,402)
Proceeds from sales and calls of investment securities available-for-sale	113,589	364,023	112,944
Proceeds from maturities and paydowns of investment securities available-for-sale	183,123	155,493	107,484
Purchase of investment securities held-to-maturity	(10,500)	—	—
Loan originations, repayments and resolutions, net	(191,683)	(195,373)	(65,627)
Purchases of loans	(1,300)	—	(23,649)
Net purchases of premises and equipment	(1,747)	(720)	(4,348)
Proceeds from sales of other real estate owned	4,987	17,608	72,312
Net cash received (paid) in excess of assets and liabilities acquired in purchase business combinations	3,661	(14,958)	(25,154)
Net cash used in investing activities	(198,684)	(322,060)	(257,440)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Continued) (Dollars in thousands)

	Years Ended December 31
	2016	2015	2014
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	83,422	168,033	81,704
Net increase (decrease) in interest-bearing customer deposits	103,519	(115,408)	32,863
Repayment of other borrowed funds	—	—	(5,000)
Proceeds from FHLB advances	655,000	60,000	5,000
Repayments of FHLB advances	(655,000)	(60,000)	(5,000)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(6,457)	4,591	(7,692)
Payment of contingent consideration	150	—	—
Net decrease in notes payable	(1,414)	(959)	(2,911)
Repurchase of common stock	(5,128)	—	—
Issuance of common stock	200	547	195
Restricted stock activity	(116)	(124)	(156)
Dividends paid to shareholders	(20,681)	(11,631)	(4,830)
Net cash provided by financing activities	153,495	45,049	94,173
Net decrease in cash and cash equivalents	(25,769)	(305,796)	(117,591)
Cash and cash equivalents, beginning	175,362	481,158	598,749
Cash and cash equivalents, ending	$149,593	$175,362	$481,158

Cash Paid During the Period for:
Interest expense	$7,576	$7,158	$7,239
Income taxes	21,815	36,170	23,836
Supplemental Disclosure of Noncash Investing and Financing Activities:
Goodwill and fair value acquisition adjustments	$40,727	$25,751	$225
Unrealized losses on securities and cash flow hedges, net of tax	(823)	(5,554)	(1,250)
Transfer of investment securities available-for-sale to held-to-maturity	56,595	—	—
Transfers of loans to other real estate owned	3,260	9,825	30,318
Transfers of banking premises to other real estate owned	—	560	—
Acquisitions:
Assets acquired	$484,158	$529,172	$185,973
Liabilities assumed	434,398	462,050	161,044
Net assets	49,760	67,122	24,929

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

Between July 24, 2009 and December 31, 2016, the Company successfully completed 16 bank acquisitions totaling $5.1 billion in assets and $4.5 billion in deposits. The acquisitions include the Company's acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc., the holding companies for The National Bank of Georgia and S Bank, respectively, both of which closed on December 31, 2016.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

Nature of Business

        State Bank Financial Corporation is a bank holding company whose primary business is conducted through 31 full-service branch offices of State Bank and Trust Company, its wholly-owned banking subsidiary. Through the Bank, the Company operates a full service banking business and offers a broad range of commercial and retail banking products to its customers throughout seven of Georgia's eight largest MSAs. The Company also operates eight mortgage origination offices. The Company is subject to regulations of certain federal and state agencies and is periodically examined by those regulatory agencies.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

        Cash and cash equivalents, as presented in the consolidated financial statements, includes cash on hand, cash items in process of collection, federal funds sold, and interest-bearing deposits with other financial institutions with maturities less than 90 days.

Investments

Management determines the appropriate classifications of investment securities at the time of purchase and reevaluates such designation as needed. At December 31, 2016 and 2015, the Company classified all of its investment securities as either available-for-sale or held-to-maturity. Investment securities available-for-sale are reported at fair value, as determined by independent quotations. Investment securities held-to-maturity represent those securities management has the positive intent and ability to hold to maturity and are reported at amortized cost. Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the effective interest rate method over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Realized gains and losses are derived using the specific identification method for determining the cost of securities sold and are recognized on the trade date.

The Company reclassified certain of its investment securities available-for-sale to held-to-maturity during the year ended December 31, 2016. The difference between book value and fair value at the date of transfer will continue to be reported in a separate component of accumulated other comprehensive income (loss), and will be amortized into income over the remaining life of the securities as an adjustment of yield. The difference between fair value at the date of transfer and par value is being amortized back to par value over the remaining life of the security as an adjustment to yield.

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In connection with the assessment for other-than-temporary impairment of investment securities, management obtains fair value estimates by independent quotations, assesses current credit ratings and related trends, reviews relevant delinquency and default information, assesses expected cash flows and coverage ratios, assesses the relative strength of credit support from less senior tranches of the securities, reviews average credit score data of underlying mortgages, and assesses other current data. The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value.

Unrealized holding losses, other than those determined to be other-than-temporary, and unrealized holding gains on available-for-sale are excluded from net income and are reported, net of tax, in other comprehensive income and in accumulated other comprehensive income (loss), a separate component of shareholders' equity. A decline in the market value of any security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security. At December 31, 2016 and 2015, the Company did not have any securities with other than temporary impairment.

Investment in stock of the Federal Home Loan Bank ("FHLB") is required of every federally insured financial institution which utilizes the FHLB's services. The investment in FHLB stock is included in "other assets" at its original cost basis, as cost approximates fair value since there is no readily determinable market value for such investments. The Company acquired Federal Reserve Bank ("FRB") stock in its acquisition of NBG Bancorp, Inc. The investment in FRB stock is included in "other assets" at its original cost basis, as cost approximates fair value since there is no readily determinable market value for such investments.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchased credit impaired loans ("PCI loans")

Purchased credit impaired loans, defined as acquired loans, which at acquisition, management determined it was probable that the Company would be unable to collect all contractual principal and interest payments due, are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and, if appropriate, an accretable discount. The nonaccretable discount, which is excluded from the carrying amount of acquired loans, is the difference between the contractually required payments and the cash flows expected to be collected at acquisition. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between actual prepayments and expected prepayments does not affect the nonaccretable discount. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows results in either a reversal of the provision for loan losses or a reclassification of the difference from nonaccretable to accretable.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(2)the depth of experience in lending staff, credit administration and internal loan review;
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

Mortgage Loans Held-for-Sale

The Company has elected to record mortgage loans held-for-sale at fair value under the fair value option. The fair value of committed residential mortgage loans held-for-sale is determined by outstanding commitments from investors and the fair value of uncommitted loans is based on current delivery prices in the secondary mortgage market. Net origination fees and costs are recognized in earnings at the time of origination for residential mortgage loans held-for-sale.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SBA Loans Held-for-Sale

SBA loans held-for-sale are recorded at the lower of cost or market. Any loans subsequently transferred to the held for investment portfolio are transferred at the lower of cost or market at that time. For SBA loans, fair value is determined primarily based on loan performance and available market information. Origination fees and costs for SBA loans held-for-sale are capitalized as part of the basis of the loan and are included in the calculation of realized gains and losses upon sale. Gains and losses are classified on the consolidated statements of income as noninterest income - SBA income. All SBA loan sales are executed on a servicing retained basis - refer to SBA Servicing Rights below for more information.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets range from 10 to 39 years for buildings and improvements and 3 to 15 years for furniture, fixtures, and equipment. Costs of improvements are capitalized and depreciated, while operating expenses are charged to current earnings.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income

In addition to net income for the period, comprehensive income for the Company consists of changes in unrealized holding gains and losses on investments classified as available-for-sale, changes in unamortized or unaccreted premiums or discounts on investment securities available-for-sale transferred to held-to-maturity and changes in fair value of the effective portion of derivative financial instruments designated as cash flow hedges. The changes are reported net of income taxes and reclassification adjustments.

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

Basic and Diluted Earnings Per Share

Basic earnings per share is calculated using the two-class method to determine income attributable to common shareholders. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities under the two-class method. Net income attributable to common shareholders is then divided by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the total of the weighted average number of shares outstanding plus the dilutive effect of the outstanding options and warrants.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Standards

ASU 2017-03 — In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The ASU adds an SEC paragraph to ASUs 2014-09, 2016-02 and 2016-13 which specifies the SEC staff view that a registrant should evaluate ASUs that have not yet been adopted to determine the appropriate disclosure about the potential material effects of those ASUs on the financial statements when adopted. The guidance also specifies the SEC staff view on financial statement disclosures when the company does not know or cannot reasonably estimate the impact that adoption of the ASUs will have on the financial statements. The ASU also conforms SEC guidance on accounting for tax benefits resulting from investments in affordable housing projects to the guidance in ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this update are effective upon issuance. The guidance did not have a significant impact on our consolidated financial statements.

ASU 2016-15 — In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. We elected to early adopt the amendments in this ASU effective January 1, 2016. The adoption of ASU No. 2016-15 did not have a material impact on our consolidated financial statements.

ASU 2016-09 — In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period exercise or vesting occurs. In the statement of cash flows, excess tax benefits should be classified with other income tax cash flows as an operating activity. Cash paid by an employer for tax withholding when directly withholding shares should be classified as a financing activity. An entity can make an entity-wide policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold for determining whether an award is classified as equity or a liability is raised to permit withholding up to the maximum statutory tax rate in the applicable jurisdiction. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We elected to early adopt the amendments in this ASU effective January 1, 2016. We elected to account for forfeitures when they occur. The adoption of ASU No. 2016-09 reduced income tax expense for 2016 by $282,000.

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

Recent Accounting Pronouncements

ASU 2017-04 — In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The guidance is not expected to have a significant impact on the Company's financial positions, results of operations or disclosures.

ASU 2017-01 — In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance is not expected to have a significant impact on the Company's financial positions, results of operations or disclosures.

ASU 2016-13 — In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the credit loss model on financial instruments measured at amortized cost, available for sale securities and certain purchased financial instruments. Credit losses on financial instruments measured at amortized cost will be determined using a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Purchased financial assets with more-than-insignificant credit deterioration since origination ("PCD assets") measured at amortized cost will have an allowance for credit losses established at acquisition as part of the purchase price. Subsequent increases or decreases to the allowance for credit losses on PCD assets will be recognized in the income statement. Interest income should be recognized on PCD assets based on the effective interest rate, determined excluding the discount attributed to credit losses at acquisition. Credit losses relating to available-for-sale debt securities will be recognized through an allowance for credit losses. The amount of the credit loss is limited to the amount by which fair value is below amortized cost of the available-for-sale debt security. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period adopted. A prospective approach is required for securities with other-than-temporary impairment recognized prior to adoption. The Company is still reviewing the impact the adoption of this guidance, but expects the allowance for credit losses to increase upon adoption with a corresponding adjustment to retained earnings. The ultimate amount of the increase will depend on the portfolio composition, credit quality, economic conditions and reasonable and supportable forecasts at that time.

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

ASU 2016-02 — In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from the lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to elect the package of practical expedients that allows it to not reassess whether any expire or existing contracts represent leases, the lease classification of any expired or existing lease and initial direct costs for any existing or expired leases. The Company expects this standard will have a material impact on its financial statements through gross-up of the balance sheet for lease assets and liabilities. However, no material change to lease expense recognition is expected.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers — In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods and services to customers in an amount equal to the consideration it receives or expects to receive. The guidance also includes expanded disclosure requirements that provides comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company currently plans to adopt the guidance using the modified retrospective method and without electing any of the practical expedients available. The Company has performed an analysis of the guidance and it is not expected to have a significant impact on the Company's financial position or results of operations but will increase disclosures of revenue.

NOTE 2: ACQUISITIONS

Acquisition of NBG Bancorp, Inc. and The National Bank of Georgia

On December 31, 2016 the Company completed its acquisition of NBG Bancorp, Inc. ("NBG Bancorp"), the holding company for The National Bank of Georgia ("National Bank of Georgia"), a national banking association. NBG Bancorp was immediately merged into the Company followed by the merger of National Bank of Georgia with and into State Bank. Under the terms of the merger agreement, each share of NBG Bancorp, Inc. common stock was converted into the right to receive either $45.45 in cash or 2.1642 shares of the Company's common stock. Elections by NBG Bancorp shareholders were prorated such that 50% of NBG Bancorp's shares were exchanged for cash and 50% were exchanged for Company common stock. The elections by NBG Bancorp's shareholders were made subsequent to merger completion and the final merger consideration was distributed in February 2017. Total consideration paid was approximately $77.9 million, consisting of $34.2 million in cash and $43.7 million in the Company's common stock.

The merger of NBG Bancorp, Inc. was accounted for under the acquisition method of accounting, using pushdown accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $36.6 million was generated from the acquisition, none of which is expected to be deductible for income tax purposes.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by NBG Bancorp, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$38,146	$(31,158)	(a)	$6,988
Investment securities available-for-sale	5,974	(40)	(b)	5,934
Loans, net	348,641	(3,645)	(c)	344,996
Loans held-for-sale	694	—		694
Other real estate owned	69	(5)	(d)	64
Core deposit intangible	—	3,740	(e)	3,740
Premises and equipment, net	7,943	(635)	(f)	7,308
Bank-owned life insurance	1,499	—		1,499
Other assets	6,542	276	(g)	6,818
Total assets acquired	$409,508	$(31,467)		$378,041
Liabilities
Deposits:
Noninterest-bearing	$58,161	$—		$58,161
Interest-bearing	261,034	(30,711)	(h)	230,323
Total deposits	319,195	(30,711)		288,484
FHLB advances	46,354	(140)	(i)	46,214
Other liabilities	2,067	—		2,067
Total liabilities assumed	367,616	(30,851)		336,765
Net identifiable assets acquired over liabilities assumed	$41,892	$(616)		$41,276
Goodwill	$—	$36,587		$36,587
Net assets acquired over liabilities assumed	$41,892	$35,971		$77,863
Consideration:
State Bank Financial Corporation common shares issued	1,626,648
Purchase price per share of the Company's common stock	$26.86
Company common stock issued	43,692
Cash exchanged for shares	34,171
Fair value of total consideration transferred	$77,863

Explanation of fair value adjustments

(a)	Adjustment reflects the elimination of a deposit account The National Bank of Georgia held with State Bank.
(b)	Adjustment reflects the loss on certain securities that were sold immediately following close that was deemed to be a more accurate representation of fair value.
(c)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan and lease losses.
(d)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(e)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(f)	Adjustment reflects the fair value adjustment based on appraised values.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(h)	Adjustment reflects the elimination of a deposit account The National Bank of Georgia held with State Bank and the fair value adjustment based on State Bank's third party valuation report.
(i)	Adjustment arises since the rates on acquired FHLB advances were lower than the rates available on similar borrowings. Subsequent to the NBG Bancorp acquisition all FHLB advances were paid off.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with NBG Bancorp, Inc. (excluding the impact of merger-related expenses) from the acquisition date of December 31, 2016 (dollars in thousands, except per share amounts). The table also presents certain pro forma information as if NBG Bancorp, Inc. had been acquired on January 1, 2014. These results combine the historical results of NBG Bancorp, Inc. in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014. Merger-related costs are not included in the pro forma statements below.

	Twelve Months Ended December 31
	2016	2015	2014
	Pro Forma	Pro Forma	Pro Forma
Net interest income	$173,583	$170,520	$165,449
Net income	49,639	33,152	34,607
Earnings per share:
Basic	$1.29	$.88	$1.02
Diluted	1.28	.86	.99

The following is a summary of the purchased credit impaired loans acquired in the NBG Bancorp, Inc. transaction on December 31, 2016 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$33,584
Contractual cash flows not expected to be collected (nonaccretable difference)	(3,736)
Expected cash flows at acquisition	29,848
Accretable difference	(2,799)
Basis in acquired loans at acquisition - estimated fair value	$27,049

On December 31, 2016, the fair value of the purchased non-credit impaired loans acquired in the NBG Bancorp, Inc. transaction was $317.9 million. The contractual balance of the purchased non-credit impaired loans at acquisition was $350.0 million, of which $4.4 million was the amount of contractual cash flows not expected to be collected.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of S Bankshares, Inc. and S Bank

On December 31, 2016 the Company completed its acquisition of S Bankshares Inc. ("S Bankshares"), the holding company for S Bank, a Georgia state-chartered bank. S Bankshares was immediately merged into the Company followed by the merger of S Bank with and into State Bank. Under the terms of the merger agreement, each share of S Bankshares, Inc. common stock was converted into the right to receive either $56.70 in cash or 2.7444 shares of the Company's common stock. Elections by S Bankshares shareholders were prorated such that 60% of S Bankshares' shares were exchanged for Company common stock and 40% were exchanged for cash. Total consideration paid was approximately $12.6 million, consisting of $4.3 million in cash and $8.3 million in the Company's common stock.

The acquisition of S Bankshares Inc. was accounted for under the acquisition method of accounting, using pushdown accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $4.1 million was generated from the acquisition, none of which is expected to be deductible for income tax purposes.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by S Bankshares Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$954	$—		$954
Investment securities available-for-sale	13,814	(88)	(a)	13,726
Loans, net	81,383	(2,344)	(b)	79,039
Other real estate owned	1,278	(332)	(c)	946
Core deposit intangible	—	1,010	(d)	1,010
Premises and equipment, net	3,132	420	(e)	3,552
Bank-owned life insurance	3,124	—		3,124
Other assets	2,636	1,130	(f)	3,766
Total assets acquired	$106,321	$(204)		$106,117
Liabilities
Deposits:
Noninterest-bearing	$16,620	$—		$16,620
Interest-bearing	76,664	494	(g)	77,158
Total deposits	93,284	494		93,778
Federal funds purchased and securities sold under repurchase agreements	1,951	—		1,951
FHLB advances	800	—		800
Other liabilities	1,104	—		1,104
Total liabilities assumed	97,139	494		97,633
Net identifiable assets acquired over liabilities assumed	$9,182	$(698)		$8,484
Goodwill	$—	$4,140		$4,140
Net assets acquired over liabilities assumed	$9,182	$3,442		$12,624
Consideration:
State Bank Financial Corporation common shares issued	310,596
Purchase price per share of the Company's common stock	$26.86
Company common stock issued	8,343
Cash exchanged for shares	4,281
Fair value of total consideration transferred	$12,624

Explanation of fair value adjustments

(a)	Adjustment reflects the loss on certain securities that were sold immediately following close that was deemed to be a more accurate representation of fair value.
(b)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan and lease losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(e)	Adjustment reflects the fair value adjustment based on appraised values.
(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(g)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with S Bankshares Inc. (excluding the impact of merger-related expenses) from the acquisition date of December 31, 2016 (dollars in thousands, except per share amounts). The table also presents certain pro forma information as if S Bankshares Inc. had been acquired on January 1, 2014. These results combine the historical results of S Bankshares Inc. in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2014. Merger-related costs are not included in the pro forma statements below.

	Twelve Months Ended December 31
	2016	2015	2014
	Pro Forma	Pro Forma	Pro Forma
Net interest income	$161,450	$156,427	$150,835
Net income	49,325	29,179	31,083
Earnings per share:
Basic	$1.32	$.81	$.96
Diluted	1.32	.78	.92

The following is a summary of the purchased credit impaired loans acquired in the S Bankshares Inc. transaction on December 31, 2016 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$15,966
Contractual cash flows not expected to be collected (nonaccretable difference)	(2,805)
Expected cash flows at acquisition	13,161
Accretable difference	(1,377)
Basis in acquired loans at acquisition - estimated fair value	$11,784

On December 31, 2016, the fair value of the purchased non-credit impaired loans acquired in the S Bankshares Inc. transaction was $67.3 million. The contractual balance of the purchased non-credit impaired loans at acquisition was $77.0 million, of which $1.3 million was the amount of contractual cash flows not expected to be collected.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by Georgia-Carolina Bancshares, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and due from banks	$20,873	$—		$20,873
Investment securities	130,218	999	(a)	131,217
Loans, net	293,814	590	(b)	294,404
Loans held-for-sale	34,956	—		34,956
Other real estate owned	4,428	2,042	(c)	6,470
Core deposit intangible	—	6,710	(d)	6,710
Premises and equipment, net	9,175	2,803	(e)	11,978
Bank-owned life insurance	15,414	—		15,414
Other assets	9,122	(4,457)	(f)	4,665
Total assets acquired	$518,000	$8,687		$526,687
Liabilities
Deposits:
Noninterest-bearing	$80,888	$—		$80,888
Interest-bearing	335,889	878	(g)	336,767
Total deposits	416,777	878		417,655
Securities sold under repurchase agreements	27,588	—		27,588
Other liabilities	11,823	652	(h)	12,475
Total liabilities assumed	456,188	1,530		457,718
Net identifiable assets acquired over liabilities assumed	$61,812	$7,157		$68,969
Goodwill	$—	$19,904		$19,904
Net assets acquired over liabilities assumed	$61,812	$27,061		$88,873
Consideration:
State Bank Financial Corporation common shares issued	2,854,970
Purchase price per share of the Company's common stock	$19.98
Company common stock issued	57,042
Cash exchanged for shares	31,831
Fair value of total consideration transferred	$88,873

Explanation of fair value adjustments

(a)	Adjustment reflects the gain on certain securities that were sold immediately following close that was deemed to be a more accurate representation of fair value.
(b)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan and lease losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(e)	Adjustment reflects the fair value adjustment based on appraised values.
(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(g)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report.
(h)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of other liabilities and to record certain liabilities directly attributable to the acquisition.

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

	Twelve Months Ended December 31
	2015	2014
	Actual	Pro Forma
Net interest income	$150,677	$165,820
Net income	30,153	35,066
Earnings per share:
Basic		$1.00
Diluted		.97

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	December 31, 2016				December 31, 2015
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$89,044	$70	$465	$88,649	$103,525	$63	$316	$103,272
States and political subdivisions	300	1	—	301	1,809	5	1	1,813
Residential mortgage-backed securities — nonagency	151,519	3,129	639	154,009	146,832	4,269	399	150,702
Residential mortgage-backed securities — agency	533,479	548	4,725	529,302	507,168	770	4,250	503,688
Asset-backed securities	—	—	—	—	46,570	3	328	46,245
Corporate securities	74,793	207	83	74,917	82,245	229	489	81,985
Total investment securities available-for-sale	$849,135	$3,955	$5,912	$847,178	$888,149	$5,339	$5,783	$887,705

	December 31, 2016				December 31, 2015
Investment Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$56,804	$295	$14	$57,085	$—	$—	$—	$—
Corporate securities	10,259	91	—	10,350	—	—	—	—
Total investment securities held-to-maturity	$67,063	$386	$14	$67,435	$—	$—	$—	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
December 31, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$—	$89,044	$—	$—	$89,044
States and political subdivisions	—	300	—	—	300
Residential mortgage-backed securities — nonagency	—	—	—	151,519	151,519
Residential mortgage-backed securities — agency	—	20,379	343,078	170,022	533,479
Asset-backed securities	—	—	—	—	—
Corporate securities	7,656	65,254	—	1,883	74,793
Total debt securities	$7,656	$174,977	$343,078	$323,424	$849,135

Fair Value:
U.S. Government securities	$—	$88,649	$—	$—	$88,649
States and political subdivisions	—	301	—	—	301
Residential mortgage-backed securities — nonagency	—	—	—	154,009	154,009
Residential mortgage-backed securities — agency	—	20,402	341,503	167,397	529,302
Asset-backed securities	—	—	—	—	—
Corporate securities	7,647	65,387	—	1,883	74,917
Total debt securities	$7,647	$174,739	$341,503	$323,289	$847,178

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
December 31, 2016	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$31,681	$25,123	$56,804
Corporate securities	—	—	10,259	—	10,259
Total debt securities	$—	$—	$41,940	$25,123	$67,063

Fair Value:
Asset-backed securities	$—	$—	$31,924	$25,161	$57,085
Corporate securities	—	—	10,350	—	10,350
Total debt securities	$—	$—	$42,274	$25,161	$67,435

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities Available-for-Sale
December 31, 2016
U.S. Government securities	$43,958	$465	$—	$—	$43,958	$465
States and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities — nonagency	29,403	239	23,991	400	53,394	639
Residential mortgage-backed securities — agency	430,490	4,484	18,795	241	449,285	4,725
Asset-backed securities	—	—	—	—	—	—
Corporate securities	22,944	83	—	—	22,944	83
Total temporarily impaired securities	$526,795	$5,271	$42,786	$641	$569,581	$5,912

December 31, 2015
U.S. Government securities	$61,723	$316	$—	$—	$61,723	$316
States and political subdivisions	1,507	1	—	—	1,507	1
Residential mortgage-backed securities — nonagency	43,112	347	6,578	52	49,690	399
Residential mortgage-backed securities — agency	397,831	3,665	43,112	585	440,943	4,250
Asset-backed securities	41,333	328	—	—	41,333	328
Corporate securities	55,976	489	—	—	55,976	489
Total temporarily impaired securities	$601,482	$5,146	$49,690	$637	$651,172	$5,783

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities Held-to-Maturity
December 31, 2016
Asset-backed securities	$6,486	$14	$—	$—	$6,486	$14
Corporate securities	—	—	—	—	—	—
Total temporarily impaired securities	$6,486	$14	$—	$—	$6,486	$14

December 31, 2015
Asset-backed securities	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

At December 31, 2016, the Company held 137 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At December 31, 2016, there was no intent to sell any of the available-for-sale securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

Sales and calls of securities available-for-sale are summarized in the following table (dollars in thousands):

	December 31
	2016	2015	2014
Proceeds from sales and calls	$113,589	$364,023	$112,944

Gross gains on sales and calls	$489	$618	$266
Gross losses on sales and calls	—	(264)	(20)
Net realized gains on sales and calls	$489	$354	$246

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $368.3 million and $424.8 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 4: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

	December 31
Total Loans	2016	2015
Construction, land & land development	$567,763	$514,937
Other commercial real estate	1,025,063	776,310
Total commercial real estate	1,592,826	1,291,247
Residential real estate	343,398	273,677
Owner-occupied real estate	395,863	306,313
Commercial, financial & agricultural	368,120	196,779
Leases	71,724	71,539
Consumer	42,641	20,662
Total loans	2,814,572	2,160,217
Allowance for loan and lease losses	(26,598)	(29,075)
Total loans, net	$2,787,974	$2,131,142

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, which we define as loans not purchased in the acquisition of an institution or credit impaired portfolio, are summarized as follows (dollars in thousands):

	December 31
Organic Loans	2016	2015
Construction, land & land development	$500,018	$482,087
Other commercial real estate	754,790	661,062
Total commercial real estate	1,254,808	1,143,149
Residential real estate	144,295	140,613
Owner-occupied real estate	256,317	219,636
Commercial, financial & agricultural	327,381	181,513
Leases	71,724	71,539
Consumer	36,039	17,882
Total organic loans (1)	2,090,564	1,774,332
Allowance for loan and lease losses	(21,086)	(21,224)
Total organic loans, net	$2,069,478	$1,753,108

(1) Includes net deferred loan fees that totaled approximately $7.0 million and $5.8 million at December 31, 2016 and 2015, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

	December 31
Purchased Non-Credit Impaired Loans	2016	2015
Construction, land & land development	$51,208	$18,598
Other commercial real estate	209,531	74,506
Total commercial real estate	260,739	93,104
Residential real estate	144,596	69,053
Owner-occupied real estate	115,566	61,313
Commercial, financial & agricultural	36,206	14,216
Consumer	6,255	2,624
Total purchased non-credit impaired loans (1)	563,362	240,310
Allowance for loan and lease losses	(439)	(53)
Total purchased non-credit impaired loans, net	$562,923	$240,257

(1) Includes net discounts that totaled approximately $10.5 million and $6.4 million at December 31, 2016 and 2015, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

	December 31
Purchased Credit Impaired Loans	2016	2015
Construction, land & land development	$16,537	$14,252
Other commercial real estate	60,742	40,742
Total commercial real estate	77,279	54,994
Residential real estate	54,507	64,011
Owner-occupied real estate	23,980	25,364
Commercial, financial & agricultural	4,533	1,050
Consumer	347	156
Total purchased credit impaired loans	160,646	145,575
Allowance for loan and lease losses	(5,073)	(7,798)
Total purchased credit impaired loans, net	$155,573	$137,777

Changes in the carrying value of net purchased credit impaired loans are presented in the following table (dollars in thousands):

	December 31
Purchased Credit Impaired Loans	2016	2015
Balance, beginning of year	$137,777	$196,093
Accretion of fair value discounts	43,310	49,830
Fair value of acquired loans	40,133	1,960
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(68,372)	(112,554)
Change in the allowance for loan and lease losses on purchased credit impaired loans	2,725	2,448
Balance, end of year	$155,573	$137,777

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

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	December 31
Changes in Accretable Discount	2016	2015	2014
Balance, beginning of year	$86,100	$120,061	$185,024
Additions from acquisitions	5,824	317	7,351
Accretion	(43,310)	(49,830)	(78,857)
Transfers to accretable discounts and exit events, net	20,687	15,552	6,543
Balance, end of year	$69,301	$86,100	$120,061

The accretable discount changes over time as the purchased credit impaired loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on acquired loans.

At December 31, 2016 and 2015, loans with a carrying value of $2.5 billion and $2.0 billion, respectively, were pledged for lines of credit. At December 31, 2016 and 2015, in accordance with Company policy, there were no loans to executive officers, directors and/or their affiliates.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following table summarizes the Company’s loan loss experience on the total loan portfolio as well as the breakdown between the organic, purchased non-credit impaired, and purchased credit impaired portfolios for the periods presented (dollars in thousands):

	December 31
	2016	2015	2014
Total Loans
Balance, beginning of period	$29,075	$28,638	$34,065
Charge-offs	(6,174)	(12,494)	(19,330)
Recoveries	3,460	8,400	13,897
Net charge-offs	(2,714)	(4,094)	(5,433)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	237	4,531	6
Amount attributable to FDIC loss share agreements	—	(1,045)	2,890
Total provision for loan and lease losses charged to operations	237	3,486	2,896
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	1,045	(2,890)
Balance, end of period	$26,598	$29,075	$28,638

Organic Loans
Balance, beginning of period	$21,224	$18,392	$16,656
Charge-offs	(3,411)	(313)	(1,552)
Recoveries	223	288	513
Net charge-offs	(3,188)	(25)	(1,039)
Provision for loan and lease losses	3,050	2,857	2,775
Balance, end of period	$21,086	$21,224	$18,392

Purchased Non-Credit Impaired Loans
Balance, beginning of period	$53	$—	$—
Charge-offs	(223)	(48)	—
Recoveries	63	7	—
Net charge-offs	(160)	(41)	—
Provision for loan and lease losses	546	94	—
Balance, end of period	$439	$53	$—

Purchased Credit Impaired Loans
Balance, beginning of period	$7,798	$10,246	$17,409
Charge-offs	(2,540)	(12,133)	(17,778)
Recoveries	3,174	8,105	13,384
Net recoveries (charge-offs)	634	(4,028)	(4,394)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(3,359)	1,580	(2,769)
Amount attributable to FDIC loss share agreements	—	(1,045)	2,890
Total provision for loan and lease losses charged to operations	(3,359)	535	121
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	1,045	(2,890)
Balance, end of period	$5,073	$7,798	$10,246

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial, Financial & Agricultural Loans

Commercial, financial and industrial loans include loans to individuals and businesses for commercial purposes in various lines of business, including the manufacturing, professional service, and crop production industries. This segment also includes loans to states and political subdivisions, as well as equipment finance agreements. Repayment is primarily dependent on the ability of the borrower to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower's business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans may be partially secured by real estate, they are generally considered to have greater collateral risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the non-real estate collateral may be difficult to assess and less marketable than real estate, and the control of the collateral is more at risk.

Leases

Leases include purchased commercial, business purpose and municipal leases. The stream of payments and a first security interest in the collateral is assigned to us. Our lease funding is based on a present value of the lease payments at a discounted interest rate, which is determined based on the credit quality of the lessee, the term of the lease compared to expected useful life, and the type of collateral. Types of collateral include, but are not limited to, medical equipment, rolling stock, franchise restaurant equipment and hardware/software. Servicing of purchased leases is primarily retained by the loan originator, as well as ownership of all residuals, if applicable. Lease financing is underwritten using similar underwriting standards as would be applied to a secured commercial loan requesting high loan-to-value financing. Risks that are involved with lease financing receivables are credit underwriting and borrower industry concentrations.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods presented (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner- Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
December 31, 2016
Beginning balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224
Charge-offs	(2,122)	(53)	—	(653)	(486)	(97)	(3,411)
Recoveries	—	6	45	154	11	7	223
Provision	282	(220)	274	2,083	265	366	3,050
Ending balance	$11,767	$1,786	$2,239	$4,093	$655	$546	$21,086

December 31, 2015
Beginning balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392
Charge-offs	(3)	—	—	(289)	—	(21)	(313)
Recoveries	173	10	—	98	—	7	288
Provision	303	853	(8)	930	603	176	2,857
Ending balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224

December 31, 2014
Beginning balance	$11,163	$1,015	$2,535	$1,799	$—	$144	$16,656
Charge-offs	(1,267)	(1)	—	(256)	—	(28)	(1,552)
Recoveries	292	26	5	186	—	4	513
Provision	2,946	150	(612)	41	262	(12)	2,775
Ending balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2016
Commercial real estate	$201	$11,566	$11,767	$5,057	$1,249,751	$1,254,808
Residential real estate	413	1,373	1,786	825	143,470	144,295
Owner-occupied real estate	—	2,239	2,239	—	256,317	256,317
Commercial, financial & agricultural	146	3,947	4,093	298	327,083	327,381
Leases	—	655	655	—	71,724	71,724
Consumer	27	519	546	54	35,985	36,039
Total organic loans	$787	$20,299	$21,086	$6,234	$2,084,330	$2,090,564

December 31, 2015
Commercial real estate	$189	$13,418	$13,607	$3,557	$1,139,592	$1,143,149
Residential real estate	394	1,659	2,053	788	139,825	140,613
Owner-occupied real estate	123	1,797	1,920	246	219,390	219,636
Commercial, financial & agricultural	235	2,274	2,509	469	181,044	181,513
Leases	—	865	865	—	71,539	71,539
Consumer	18	252	270	36	17,846	17,882
Total organic loans	$959	$20,265	$21,224	$5,096	$1,769,236	$1,774,332

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows. There was no allowance for loan and lease loss activity in December 31, 2014.(dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner- Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
December 31, 2016
Beginning balance	$—	$53	$—	$—	$—	$53
Charge-offs	—	(83)	—	(137)	(3)	(223)
Recoveries	—	45	—	—	18	63
Provision	88	57	44	372	(15)	546
Ending balance	$88	$72	$44	$235	$—	$439

December 31, 2015
Beginning balance	$—	$—	$—	$—	$—	$—
Charge-offs	—	(24)	—	—	(24)	(48)
Recoveries	—	1	—	—	6	7
Provision	—	76	—	—	18	94
Ending balance	$—	$53	$—	$—	$—	$53

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the date indicated (dollars in thousands).

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2016
Commercial real estate	$—	$88	$88	$56	$260,683	$260,739
Residential real estate	—	72	72	320	144,276	144,596
Owner-occupied real estate	44	—	44	1,875	113,691	115,566
Commercial, financial & agricultural	—	235	235	1,128	35,078	36,206
Consumer	—	—	—	2	6,253	6,255
Total purchased non-credit impaired loans	$44	$395	$439	$3,381	$559,981	$563,362

December 31, 2015
Commercial real estate	$—	$—	$—	$24	$93,080	$93,104
Residential real estate	53	—	53	776	68,277	69,053
Owner-occupied real estate	—	—	—	222	61,091	61,313
Commercial, financial & agricultural	—	—	—	830	13,386	14,216
Consumer	—	—	—	5	2,619	2,624
Total purchased non-credit impaired loans	$53	$—	$53	$1,857	$238,453	$240,310

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods presented (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
December 31, 2016
Beginning balance	$3,388	$1,893	$2,449	$60	$8	$7,798
Charge-offs	(936)	(977)	(298)	(273)	(56)	(2,540)
Recoveries	2,281	401	207	232	53	3,174
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(2,550)	(121)	(703)	19	(4)	(3,359)
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—
Total provision for loan and lease losses charged to operations	(2,550)	(121)	(703)	19	(4)	(3,359)
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—
Ending balance	$2,183	$1,196	$1,655	$38	$1	$5,073

December 31, 2015
Beginning balance	$5,461	$2,298	$1,916	$567	$4	$10,246
Charge-offs	(7,251)	(1,441)	(1,374)	(1,929)	(138)	(12,133)
Recoveries	5,326	382	1,120	1,080	197	8,105
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(148)	654	787	342	(55)	1,580
Amount attributable to FDIC loss share agreements	(313)	(182)	(402)	(140)	(8)	(1,045)
Total provision for loan and lease losses charged to operations	(461)	472	385	202	(63)	535
Provision for loan and lease losses recorded through the FDIC loss share receivable	313	182	402	140	8	1,045
Ending balance	$3,388	$1,893	$2,449	$60	$8	$7,798

December 31, 2014
Beginning balance	$11,226	$2,481	$1,950	$1,680	$72	$17,409
Charge-offs	(12,302)	(1,228)	(2,775)	(1,409)	(64)	(17,778)
Recoveries	8,682	1,491	1,429	1,714	68	13,384
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(2,145)	(446)	1,312	(1,418)	(72)	(2,769)
Amount attributable to FDIC loss share agreements	2,239	466	(1,370)	1,480	75	2,890
Total provision for loan and lease losses charged to operations	94	20	(58)	62	3	121
Provision for loan and lease losses recorded through the FDIC loss share receivable	(2,239)	(466)	1,370	(1,480)	(75)	(2,890)
Ending balance	$5,461	$2,298	$1,916	$567	$4	$10,246

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2016
Commercial real estate	$760	$1,423	$2,183	$29,387	$47,892	$77,279
Residential real estate	156	1,040	1,196	1,897	52,610	54,507
Owner-occupied real estate	1,471	184	1,655	8,376	15,604	23,980
Commercial, financial & agricultural	2	36	38	86	4,447	4,533
Consumer	—	1	1	8	339	347
Total purchased credit impaired loans	$2,389	$2,684	$5,073	$39,754	$120,892	$160,646

December 31, 2015
Commercial real estate	$1,512	$1,876	$3,388	$26,981	$28,013	$54,994
Residential real estate	850	1,043	1,893	3,793	60,218	64,011
Owner-occupied real estate	2,213	236	2,449	9,937	15,427	25,364
Commercial, financial & agricultural	6	54	60	300	750	1,050
Consumer	—	8	8	6	150	156
Total purchased credit impaired loans	$4,581	$3,217	$7,798	$41,017	$104,558	$145,575
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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	December 31, 2016			December 31, 2015
Impaired Loans (1):	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Construction, land & land development	$4,565	$2,933	$—	$4,652	$3,203	$—
Other commercial real estate	56	56	—	—	—	—
Total commercial real estate	4,621	2,989	—	4,652	3,203	—
Residential real estate	388	320	—	134	125	—
Owner-occupied real estate	193	188	—	213	222	—
Commercial, financial & agricultural	1,335	1,128	—	903	830	—
Consumer	2	2	—	8	5	—
Subtotal	6,539	4,627	—	5,910	4,385	—

With related allowance recorded:
Construction, land & land development	4,277	2,124	201	16	15	8
Other commercial real estate	—	—	—	395	363	181
Total commercial real estate	4,277	2,124	201	411	378	189
Residential real estate	891	825	413	1,506	1,439	447
Owner-occupied real estate	1,706	1,687	44	259	246	123
Commercial, financial & agricultural	308	298	146	489	469	235
Consumer	55	54	27	37	36	18
Subtotal	7,237	4,988	831	2,702	2,568	1,012
Total impaired loans	$13,776	$9,615	$831	$8,612	$6,953	$1,012

(1) Includes loans with SBA guaranteed balances of $3.0 million and $1.2 million at December 31, 2016 and December 31, 2015, respectively.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the periods presented (dollars in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014
Impaired Loans:	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Construction, land & land development	$5,824	$—	$3,354	$75	$669	$86
Other commercial real estate	165	—	1,106	56	515	27
Total commercial real estate	5,989	—	4,460	131	1,184	113
Residential real estate	1,641	—	818	18	1,213	8
Owner-occupied real estate	538	3	542	15	103	—
Commercial, financial & agricultural	1,670	24	733	20	216	3
Consumer	43	—	39	1	20	3
Total impaired loans	$9,881	$27	$6,592	$185	$2,736	$127

(1) The average recorded investment for troubled debt restructurings was $6.0 million, $3.5 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(2) The total interest income recognized on troubled debt restructurings was $24,000, $82,000 and $41,000 for the years ended December 31, 2016, 2015, 2014, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

	December 31
Nonaccrual Loans	2016	2015
Construction, land & land development	$5,057	$3,218
Other commercial real estate	56	363
Total commercial real estate	5,113	3,581
Residential real estate	1,146	1,564
Owner-occupied real estate	1,874	468
Commercial, financial & agricultural	1,426	722
Consumer	56	41
Total nonaccrual loans	$9,615	$6,376

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
December 31, 2016
Construction, land & land development	$49	$12	$61	$499,957	$500,018	$—
Other commercial real estate	—	—	—	754,790	754,790	—
Total commercial real estate	49	12	61	1,254,747	1,254,808	—
Residential real estate	157	118	275	144,020	144,295	—
Owner-occupied real estate	40	—	40	256,277	256,317	—
Commercial, financial & agricultural	247	283	530	326,851	327,381	—
Leases	—	—	—	71,724	71,724	—
Consumer	350	31	381	35,658	36,039	—
Total organic loans	$843	$444	$1,287	$2,089,277	$2,090,564	$—

December 31, 2015
Construction, land & land development	$235	$—	$235	$481,852	$482,087	$—
Other commercial real estate	—	19	19	661,043	661,062	—
Total commercial real estate	235	19	254	1,142,895	1,143,149	—
Residential real estate	656	417	1,073	139,540	140,613	—
Owner-occupied real estate	127	—	127	219,509	219,636	—
Commercial, financial & agricultural	261	18	279	181,234	181,513	—
Leases	—	—	—	71,539	71,539	—
Consumer	56	20	76	17,806	17,882	—
Total organic loans	$1,335	$474	$1,809	$1,772,523	$1,774,332	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
December 31, 2016
Construction, land & land development	$495	$—	$495	$50,713	$51,208	$—
Other commercial real estate	17	56	73	209,458	209,531	—
Total commercial real estate	512	56	568	260,171	260,739	—
Residential real estate	274	165	439	144,157	144,596	—
Owner-occupied real estate	387	1,687	2,074	113,492	115,566	—
Commercial, financial & agricultural	144	552	696	35,510	36,206	—
Consumer	38	2	40	6,215	6,255	—
Total purchased non-credit impaired loans	$1,355	$2,462	$3,817	$559,545	$563,362	$—

December 31, 2015
Construction, land & land development	$17	$24	$41	$18,557	$18,598	$—
Other commercial real estate	—	—	—	74,506	74,506	—
Total commercial real estate	17	24	41	93,063	93,104	—
Residential real estate	846	38	884	68,169	69,053	—
Owner-occupied real estate	—	—	—	61,313	61,313	—
Commercial & industrial	—	—	—	14,216	14,216	—
Consumer	23	—	23	2,601	2,624	—
Total purchased non-credit impaired loans	$886	$62	$948	$239,362	$240,310	$—

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
December 31, 2016
Construction, land & land development	$722	$1,853	$2,575	$13,962	$16,537
Other commercial real estate	346	3,148	3,494	57,248	60,742
Total commercial real estate	1,068	5,001	6,069	71,210	77,279
Residential real estate	1,210	2,787	3,997	50,510	54,507
Owner-occupied real estate	661	3,507	4,168	19,812	23,980
Commercial, financial & agricultural	29	61	90	4,443	4,533
Consumer	—	5	5	342	347
Total purchased credit impaired loans	$2,968	$11,361	$14,329	$146,317	$160,646

December 31, 2015
Construction, land & land development	$27	$3,154	$3,181	$11,071	$14,252
Other commercial real estate	857	5,510	6,367	34,375	40,742
Total commercial real estate	884	8,664	9,548	45,446	54,994
Residential real estate	2,724	6,453	9,177	54,834	64,011
Owner-occupied real estate	2,664	2,823	5,487	19,877	25,364
Commercial, financial & agricultural	—	9	9	1,041	1,050
Consumer	4	—	4	152	156
Total purchased credit impaired loans	$6,276	$17,949	$24,225	$121,350	$145,575

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2016
Construction, land & land development	$470,686	$24,178	$97	$5,057	$—	$500,018
Other commercial real estate	718,969	35,821	—	—	—	754,790
Total commercial real estate	1,189,655	59,999	97	5,057	—	1,254,808
Residential real estate	139,393	2,484	460	1,958	—	144,295
Owner-occupied real estate	237,753	14,967	3,577	20	—	256,317
Commercial, financial & agricultural	325,161	920	624	676	—	327,381
Leases	60,849	10,875	—	—	—	71,724
Consumer	35,844	47	2	145	1	36,039
Total organic loans	$1,988,655	$89,292	$4,760	$7,856	$1	$2,090,564

December 31, 2015
Construction, land & land development	$460,661	$15,124	$3,108	$3,194	$—	$482,087
Other commercial real estate	637,336	20,660	2,310	756	—	661,062
Total commercial real estate	1,097,997	35,784	5,418	3,950	—	1,143,149
Residential real estate	135,588	2,964	684	1,361	16	140,613
Owner-occupied real estate	204,528	13,932	906	270	—	219,636
Commercial, financial & agricultural	178,069	1,619	1,241	584	—	181,513
Leases	71,539	—	—	—	—	71,539
Consumer	17,590	219	—	71	2	17,882
Total organic loans	$1,705,311	$54,518	$8,249	$6,236	$18	$1,774,332

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2016
Construction, land & land development	$51,208	$—	$—	$—	$—	$51,208
Other commercial real estate	206,515	803	2,157	56	—	209,531
Total commercial real estate	257,723	803	2,157	56	—	260,739
Residential real estate	142,079	1,883	314	320	—	144,596
Owner-occupied real estate	107,096	6,310	—	2,160	—	115,566
Commercial, financial & agricultural	34,747	310	21	1,128	—	36,206
Consumer	6,247	5	—	3	—	6,255
Total purchased non-credit impaired loans	$547,892	$9,311	$2,492	$3,667	$—	$563,362

December 31, 2015
Construction, land & land development	$18,347	$227	$—	$24	$—	$18,598
Other commercial real estate	68,462	4,454	1,590	—	—	74,506
Total commercial real estate	86,809	4,681	1,590	24	—	93,104
Residential real estate	64,709	3,240	329	775	—	69,053
Owner-occupied real estate	52,323	8,436	—	554	—	61,313
Commercial, financial & agricultural	12,935	451	—	830	—	14,216
Consumer	2,609	10	—	5	—	2,624
Total purchased non-credit impaired loans	$219,385	$16,818	$1,919	$2,188	$—	$240,310

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2016
Construction, land & land development	$7,798	$1,150	$1,416	$6,173	$—	$16,537
Other commercial real estate	33,423	13,103	2,770	11,446	—	60,742
Total commercial real estate	41,221	14,253	4,186	17,619	—	77,279
Residential real estate	28,628	10,371	2,840	12,396	272	54,507
Owner-occupied real estate	7,736	4,884	794	10,566	—	23,980
Commercial, financial & agricultural	3,381	310	273	569	—	4,533
Consumer	53	100	173	21	—	347
Total purchased credit impaired loans	$81,019	$29,918	$8,266	$41,171	$272	$160,646

December 31, 2015
Construction, land & land development	$3,915	$1,961	$722	$7,023	$631	$14,252
Other commercial real estate	10,716	14,960	3,576	10,727	763	40,742
Total commercial real estate	14,631	16,921	4,298	17,750	1,394	54,994
Residential real estate	34,618	8,707	4,008	12,438	4,240	64,011
Owner-occupied real estate	8,657	3,793	1,244	11,319	351	25,364
Commercial, financial & agricultural	328	392	131	192	7	1,050
Consumer	91	48	1	16	—	156
Total purchased credit impaired loans	$58,325	$29,861	$9,682	$41,715	$5,992	$145,575

Troubled Debt Restructurings (TDRs)

Total troubled debt restructurings were $5.0 million and $3.8 million at December 31, 2016 and 2015, respectively, with $148,000 related allowance for loan and lease losses for both periods. At December 31, 2016, there were no commitments to extend credit to a borrower with an existing troubled debt restructuring. At December 31, 2015, there was one commitment totaling $620,000 to extend credit to a borrower with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on troubled debt restructured loans that were modified during the periods presented (dollars in thousands):

	December 31, 2016			December 31, 2015			December 31, 2014
TDR Additions (1)	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Construction, land & land development	1	$4,168	$4,168	—	$—	$—	1	$3,427	$3,427
Commercial, financial & agricultural	—	—	—	1	577	577	—	—	—
Total modifications	1	$4,168	$4,168	1	$577	$577	1	$3,427	$3,427

(1) The pre-modification and post-modification recorded investments represent amounts at the date of loan modifications. Since the modifications on these loans have been only interest rate concessions and payment term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

During the years ended December 31, 2016, 2015, and 2014, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

NOTE 6: OTHER REAL ESTATE OWNED

The following table presents other real estate owned ("OREO") by property type at the dates indicated (dollars in thousands):

	December 31
Other real estate owned	2016	2015
Construction, land development, and other land	$2,393	$2,115
Commercial and farmland real estate	6,960	7,098
Residential real estate	1,544	1,317
Total other real estate owned	$10,897	$10,530

The following table presents OREO by type of loan foreclosure or banking premises transferred into OREO at the dates indicated (dollars in thousands):

	December 31
Other real estate owned	2016	2015
Organic OREO	$282	$33
Purchased Credit Impaired OREO	10,615	10,497
Total other real estate owned	$10,897	$10,530

At December 31, 2016, consumer mortgage loans secured by residential real estate properties totaling $183,000 were in formal foreclosure proceedings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: PREMISES & EQUIPMENT

Premises and equipment are summarized as follows (dollars in thousands):

	December 31
	2016	2015
Land	$14,632	$11,731
Buildings and improvements	37,856	29,900
Furniture, fixtures, and equipment	16,961	15,375
Construction in progress	426	288
Premises and equipment, gross	69,875	57,294
Accumulated depreciation	(17,819)	(14,314)
Premises and equipment, net	$52,056	$42,980

Depreciation expense for premises and equipment was $3.5 million, $3.8 million, and $3.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Leases

The Company has various operating leases on office locations with lease terms that range up to 15 years. These noncancelable operating leases are subject to renewal options and some leases provide for periodic rate adjustments according to the terms of the agreements.

Future minimum lease commitments under all noncancelable operating leases with terms of one year or more, excluding any renewal options, are as follows (dollars in thousands):

Years Ended December 31	Future Lease Commitments
2017	$3,670
2018	3,717
2019	3,229
2020	3,274
2021	2,906
Thereafter	6,439
Total (1)	$23,235

(1) The total future minimum lease commitments have not been reduced by minimum sublease rentals of $3.5 million due in the future from noncancelable subleases.

Rent expense was $3.2 million, $3.1 million, and $2.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: GOODWILL & OTHER INTANGIBLE ASSETS

Changes to the carrying amounts of goodwill and identifiable intangible assets are presented in the table below (dollars in thousands):

	December 31
	2016	2015
Goodwill
Balance, beginning of year	$36,357	$10,606
Goodwill attributable to acquisitions	40,727	25,751
Balance, end of year	77,084	36,357
Core deposit and other intangibles
Balance, beginning of year	16,910	7,757
Core deposit and other intangibles attributable to acquisitions	4,750	9,153
Accumulated amortization	(8,911)	(6,809)
Balance, end of year	12,749	10,101
Total goodwill and other intangibles	$89,833	$46,458

The Company evaluates goodwill for impairment on at least an annual basis and more frequently if an event occurs or circumstances indicate carrying value exceeds fair value. At December 31, 2016, the Company performed a qualitative assessment to determine if it was more likely than not that the fair value exceeded carrying value. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Amortization expense of $2.1 million, $1.8 million, and $694,000 was recorded on total intangibles for the years ended December 31, 2016, 2015, and 2014, respectively.

Amortization expense for core deposit and other intangibles for the next five years is expected to be as follows (dollars in thousands):

Years Ended December 31	Core Deposit and Other Intangibles Amortization Expense
2017	$2,726
2018	2,353
2019	2,271
2020	1,893
2021	1,568
Thereafter	1,938
Total amortization expense	$12,749

NOTE 9: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the years ended December 31, 2016, 2015 and 2014 the Company sold SBA loans with unpaid principal balances totaling $53.7 million, $42.1 million and $2.6 million, respectively, and recognized $5.4 million, $4.4 million and $181,000, respectively, in gains on the loan sales. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $1.3 million, $978,000 and $296,000 for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the Company serviced SBA loans for others with unpaid principal balances totaling $142.1 million and $106.8 million, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the activity in the SBA servicing rights asset for the period presented (dollars in thousands):

	December 31
SBA Servicing Rights	2016	2015	2014
Balance, beginning of year	$2,626	$1,516	$—
Bank of Atlanta acquisition	—	—	1,509
Additions	1,323	1,070	45
Fair value adjustments	(472)	40	(38)
Balance, end of year	$3,477	$2,626	$1,516

A summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company's SBA servicing rights asset are as follows (dollars in thousands):

	December 31
SBA Servicing Rights	2016	2015
Fair value	$3,477	$2,626
Weighted average discount rate	12.8%	12.1%
Decline in fair value due to a 100 basis point adverse change	$(122)	$(95)
Decline in fair value due to a 200 basis point adverse change	(236)	(183)
Prepayment speed	8.0%	7.6%
Decline in fair value due to a 10% adverse change	$(108)	$(79)
Decline in fair value due to a 20% adverse change	(210)	(153)
Weighted average remaining life (years)	7.1	7.2

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

Information about the SBA loans serviced by the Company at and for the period presented is as follows (dollars in thousands):

	December 31, 2016
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the year ended December 31, 2016
Serviced for others	$142,069	$522	$—	$—
Held-for-sale	16,356	—	—	—
Held-for-investment	144,351	220	5,580	1,986
Total SBA loans serviced	$302,776	$742	$5,580	$1,986

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

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to purchased credit impaired loans and acquired other real estate owned previously covered under loss share agreements with the FDIC for the periods indicated (dollars in thousands):

	December 31
FDIC receivable for loss share agreements	2016	2015	2014
Balance, beginning of year	$—	$22,320	$107,843
Provision for loan and lease losses attributable to FDIC for loss share agreements	—	1,045	(2,890)
Wires sent (received)	—	1,784	(45,251)
Net recoveries	—	(6,627)	(28,169)
Amortization	—	(1,940)	(15,785)
External expenses qualifying under loss share agreements	—	377	6,572
Termination of FDIC loss share	—	(16,959)	—
Balance, end of year	$—	$—	$22,320

NOTE 11: DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	December 31
	2016	2015
Noninterest-bearing demand deposits	$984,419	$826,216
Interest-bearing transaction accounts	664,350	588,391
Savings and money market deposits	1,292,867	1,074,190
Time deposits less than $250,000	388,164	279,449
Time deposits $250,000 or greater	78,685	41,439
Brokered and wholesale time deposits	22,680	52,277
Total deposits	$3,431,165	$2,861,962

Overdrawn deposit accounts reclassified as loans were $390,000 and $334,000 at December 31, 2016 and 2015, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The scheduled maturities of time, brokered, and wholesale deposits were as follows (dollars in thousands):

December 31, 2016
2017	$368,180
2018	69,012
2019	22,177
2020	16,756
2021	13,404
Total time, brokered, and wholesale deposits	$489,529

The Company had brokered deposits of $14.3 million and $38.0 million at December 31, 2016 and 2015, respectively. The scheduled maturities of brokered deposits and their weighted average costs were as follows (dollars in thousands):

	December 31, 2016
	Balance	Average Cost
2017	$12,250.91%
2018	2,000	1.58%
2019	—	—%
Total brokered deposits	$14,250	1.01%

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

At December 31, 2016 and 2015, securities sold under repurchase agreements were $25.7 million and $32.2 million, respectively. These securities sold under repurchase agreements had a weighted average interest rate of .12% and .15%, respectively, all of which mature on an overnight and continuous basis. At December 31, 2016 and 2015, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

The Company assumed $2.0 million in federal funds purchased at December 31, 2016 through its acquisition of S Bankshares. These federal funds purchased carried a rate of 1.25% at December 31, 2016 and were paid off in January of 2017. There were no federal funds purchased at December 31, 2015.

NOTE 13: OTHER BORROWINGS

The Company has several participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitle the Company to receive principal and interest payments before other participating interest holders. Given the participations sold do not qualify as participating interests, they do not qualify for sale treatment in accordance with generally accepted accounting principles. As a result, the Company recorded the transactions as secured borrowings. The balance of the secured borrowings was $398,000 and $1.8 million at December 31, 2016 and 2015, respectively. The loans are recorded at their gross balances outstanding and are included in organic loans on the consolidated statements of financial condition.

The Company assumed $47.0 million in FHLB borrowings at December 31, 2016 through its acquisitions of NBG Bancorp and S Bankshares. These borrowings were paid off in January of 2017.

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

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At December 31, 2016, the termination value of derivatives in a net liability position under these agreements was $736,000, for which the Company posted no cash collateral. Although the Company did not breach any provisions at December 31, 2016, had a breach occurred, the maximum amount of additional collateral the Company would have been required to post to counterparties was $736,000.

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

Derivative Fair Values

The table below presents the fair values of the Company's derivatives at the dates indicated (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$1,774	$1,262	$641	$1,496

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$19	$—	$85	$174
Mortgage derivatives	1,362	869	459	505

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At December 31, 2016, the Company had 96 interest rate swaps with an aggregate notional amount of $161.8 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2016	2015	2014
Amount of gain (loss) recognized in income on derivatives	Noninterest income	$1,863	$(956)	$(3,031)
Amount of (loss) gain recognized in income on hedged items	Noninterest income	(1,680)	815	2,422
Total net gain (loss) recognized in income on fair value hedge ineffectiveness		$183	$(141)	$(609)

The Company recognized net gains (losses) of $183,000, $(141,000), and $(609,000) during the years ended December 31, 2016, 2015, and 2014, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $1.8 million, $2.3 million, and $2.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net (losses) gains of $(118,000), $(492,000), and $49,000 in interest income for the years ended December 31, 2016, 2015, and 2014, respectively, related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the years ended December 31, 2016, 2015, or 2014.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $1.8 million is expected to be reclassified as a decrease to net interest income.

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2016	2015	2014
Amount of loss recognized in income on derivatives (effective portion)	OCI	$(714)	$(2,294)	$(2,036)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	1,171	546	259
Total gain (loss) recognized in consolidated statements of comprehensive income		$457	$(1,748)	$(1,777)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

At December 31, 2016, the Company had two interest rate swaps with an aggregate notional amount of $6.7 million, an asset fair value of $19,000 and a liability fair value of $85,000 not designated as fair value hedges associated with the Company's fixed rate loan program. The income statement effect from the derivatives not designated as hedging instruments was net losses of $51,000, $147,000, and $47,000 during the years ended December 31, 2016, 2015, and 2014 respectively.

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities", respectively, on the consolidated statements of financial condition. At December 31, 2016, the fair value of mortgage derivative assets was $1.4 million and the fair value of mortgage derivative liabilities was $459,000. At December 31, 2015, the fair value of mortgage derivative assets was $869,000 and the fair value of mortgage derivative liabilities was $505,000. There were no mortgage derivative fair values or gains/losses in 2014.

At December 31, 2016, the Company had approximately $49.9 million of interest rate lock commitments and $76.7 million of forward commitments for the future delivery of residential mortgage loans. The net (loss) gain related to interest rate lock commitments used for risk management was $(280,000) and $347,000 for the years ended December 31, 2016, and 2015, respectively. The net gain (loss) for forward commitments related to these mortgage loans was $819,000 and $(34,000) for the years ended December 31, 2016, and 2015, respectively. At December 31, 2014, the Company had no interest rate lock commitments and no forward commitments for the future delivery of residential mortgage loans. Because of this, there were no associated gains or losses in the year ended December 31, 2014.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2016	2015	2014
Amount of (loss) gain recognized in income on interest rate lock commitments	Noninterest income	$(280)	$347	$—
Amount of gain (loss) recognized in income on forward commitments	Noninterest income	819	(34)	—
Amount of loss recognized in income on interest rate swaps	Noninterest income	(51)	(147)	(47)
Amount of gain (loss) recognized in income on derivatives not designated as hedging instruments		$488	$166	$(47)

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
December 31, 2016
Offsetting Derivative Assets
Interest rate swaps and caps	$1,793	$—	$1,793	$(718)	$(1,075)	$—
Offsetting Derivative Liabilities
Interest rate swaps and caps	$726	$—	$726	$(718)	$—	$8
Repurchase agreements	25,722	—	25,722	—	(25,722)	—
Total liabilities	$26,448	$—	$26,448	$(718)	$(25,722)	$8

December 31, 2015
Offsetting Derivative Assets
Interest rate swaps and caps	$1,262	$—	$1,262	$(883)	$(150)	$229
Offsetting Derivative Liabilities
Interest rate swaps and caps	$1,670	$—	$1,670	$(883)	$(269)	$518
Repurchase agreements	32,179	—	32,179	—	(32,179)	—
Total liabilities	$33,849	$—	$33,849	$(883)	$(32,448)	$518

(1) The application of collateral cannot reduce the net amount below zero; therefore, excess collateral received/posted is not reflected in this table. All positions are fully collateralized.

NOTE 16: STOCK WARRANTS

The Company has outstanding warrants purchased by current and former executive officers, directors and certain members of senior management. Warrant holders have the right to purchase one share of the Company's common stock at strike prices ranging from $5.00 to $11.21 per share through the ten-year contractual period. The warrants were fully exercisable as of the purchase date. During 2016 and 2015, no new warrants were issued.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the activity related to stock warrants:

	December 31
	2016		2015
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding warrants at beginning of year	172,745	$9.52	2,581,191	$9.90
Exercised	(38,833)	10.05	(2,408,446)	9.92
Outstanding warrants at end of year	133,912	$9.37	172,745	$9.52

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

During the periods ended December 31, 2016, 2015 and 2014 there was no stock option activity. There was no compensation expense recognized related to stock options for the years ended December 31, 2016, 2015 or 2014, as all options were vested in 2013.

The following table represents a summary of the activity related to stock options:

	December 31, 2016
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding options, end of year (1)	28,918	$14.37	4.65	$361,186
Fully vested and exercisable options, end of year	28,918	$14.37	4.65	$361,186

(1) There were no stock option grants, forfeitures or exercises during 2016.
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on changes in the market value of the Company’s stock.

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

The unearned compensation related to time-based shares of restricted stock is amortized to compensation expense over the vesting period, generally five years. The total share-based compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. During 2016, the Company's Board of Directors approved the accelerated vesting of an aggregate of 7,857 shares of time-based restricted stock to certain award holders based upon their termination.

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

Compensation expense recognized in the Company's consolidated statements of income for restricted stock was $3.9 million, $3.6 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The total recognized tax benefit related to the share-based compensation was $1.8 million, $1.4 million and $692,000 for 2016, 2015 and 2014, respectively. Total unrecognized compensation cost related to unvested share-based compensation was $10.7 million at December 31, 2016 and is expected to be recognized over a weighted-average period of 4.0 years.

The following table represents a summary of the unvested restricted stock award activity:

	December 31, 2016
	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of year	980,186	$18.14
Granted	85,575	19.81
Forfeited	(9,372)	18.21
Earned and issued	(50,337)	18.09
Balance, end of year	1,006,052	$18.28

Restricted stock awards of 85,575 shares, 664,706 shares, and 153,232 shares, respectively, were granted during 2016, 2015 and 2014 with a weighted-average grant date fair value of $19.81, $19.33 and $16.60, respectively.

NOTE 18: EMPLOYEE BENEFIT PLAN

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "401(k) Plan”) that covers substantially all employees meeting certain eligibility requirements. The 401(k) Plan allows employees to make pre-tax or Roth after-tax salary deferrals to the 401(k) Plan and the Company matches these employee contributions on a basis equal to a uniform percentage of the salary deferrals. During 2016, 2015 and 2014, the Company matched employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to 401(k) Plan and regulatory limits. Participants receive matching contributions the first quarter after completing three months of service and matching contributions made after January 1, 2013 are fully vested, regardless of years of service. Compensation expense related to the 401(k) Plan totaled $2.3 million, $2.2 million, and $2.0 million in 2016, 2015 and 2014, respectively.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	December 31, 2016		December 31, 2015
Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%	6.00%	8.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At December 31, 2016 and 2015, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016			December 31, 2015
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$526,282	14.78%	$160,229	$493,294	17.71%	$125,372
Tier 1 Capital	526,282	14.78%	213,638	493,294	17.71%	167,162
Total Capital	552,880	15.53%	284,851	522,369	18.75%	222,883
Tier 1 Leverage	526,282	14.90%	141,273	493,294	14.48%	136,315

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	December 31, 2016				December 31, 2015
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
CET1 Capital	$463,164	13.07%	$159,506	$230,397	$427,526	15.42%	$124,773	$180,227
Tier 1 Capital	463,164	13.07%	212,674	283,566	427,526	15.42%	166,364	221,818
Total Capital	489,762	13.82%	283,566	354,457	456,601	16.47%	221,818	277,273
Tier 1 Leverage	463,164	13.18%	140,572	175,715	427,526	12.62%	135,507	169,383

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

Federal and state banking laws and regulations restrict the amount of dividends State Bank may distribute without prior regulatory approval. At December 31, 2016, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At December 31, 2016, the Company had $79.1 million in cash and due from bank accounts, which can be used for additional capital as needed by the subsidiary bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes.

Other Regulatory Matters

The Company had required reserve balances at the Federal Reserve Bank of $16.2 million and $121.3 million at December 31, 2016 and 2015, respectively.

NOTE 20: COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In order to meet the financing needs of its customers, the Company maintains financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the Company's commitments is as follows (dollars in thousands):

	December 31
	2016	2015
Commitments to extend credit:
Fixed	$63,166	$28,744
Variable	608,176	502,538
Letters of credit:
Fixed	6,985	1,907
Variable	3,239	4,925
Total commitments	$681,566	$538,114

The fixed rate loan commitments have maturities ranging from one month to fourteen years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company established a recourse liability for mortgage loans held-for-sale during the first quarter of 2015. The recourse liability was $306,000 and $342,000 at December 31, 2016 and 2015, respectively.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the years ended December 31, 2016 and 2015, there were no transfers between levels.

Fair Value Option

ASC 820 allows companies to report selected financial assets and liabilities at fair value using the fair value option. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. The Company records mortgage loans held-for-sale at fair value under the fair value option, which allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting. See Note 1, Summary of Significant Accounting Policies.

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At December 31, 2016, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2016 and 2015, the aggregate fair value of the mortgage loans held-for-sale was $35.8 million and $48.8 million, respectively. At December 31, 2016 and 2015, the contractual balance including accrued interest was $35.6 million and $47.8 million, respectively, with a fair value mark totaling $209,000 and $1.0 million, respectively. None of the loans were 90 days or more past due or on nonaccrual at December 31, 2016 or 2015. The gain recognized for the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income, was $757,000, and $182,000 for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2014 there was no gain or loss recognized for the change in fair value of the mortgage loans held-for-sale, as the Company did not make the election to record mortgage loans held-for-sale at fair value under the fair value option on a prospective basis until January 2015.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$88,649	$—	$88,649
States and political subdivisions	—	301	—	301
Residential mortgage-backed securities — nonagency	—	154,009	—	154,009
Residential mortgage-backed securities — agency	—	529,302	—	529,302
Corporate securities	—	74,917	—	74,917
Mortgage loans held-for-sale	—	35,813	—	35,813
Mortgage derivatives	—	663	699	1,362
Interest rate swaps and caps	—	1,793	—	1,793
SBA servicing rights	—	—	3,477	3,477
Total recurring assets at fair value	$—	$885,447	$4,176	$889,623

Liabilities:
Interest rate swaps and caps	$—	$726	$—	$726
Mortgage derivatives	—	14	445	459
Total recurring liabilities at fair value	$—	$740	$445	$1,185

December 31, 2015	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$103,272	$—	$103,272
States and political subdivisions	—	1,813	—	1,813
Residential mortgage-backed securities — nonagency	—	150,702	—	150,702
Residential mortgage-backed securities — agency	—	503,688	—	503,688
Asset-backed securities	—	46,245	—	46,245
Corporate securities	—	81,985	—	81,985
Mortgage loans held-for-sale	—	48,803	—	48,803
Mortgage derivatives	—	218	651	869
Interest rate swaps and caps	—	1,262	—	1,262
SBA servicing rights	—	—	2,626	2,626
Total recurring assets at fair value	$—	$937,988	$3,277	$941,265

Liabilities:
Interest rate swaps and caps	$—	$1,670	$—	$1,670
Mortgage derivatives	—	144	361	505
Total recurring liabilities at fair value	$—	$1,814	$361	$2,175

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods presented (dollars in thousands):

	December 31
SBA Servicing Rights	2016	2015	2014
Balance, beginning of year	$2,626	$1,516	$—
Bank of Atlanta acquisition	—	—	1,509
Additions	1,323	1,070	45
Fair value adjustments (1)	(472)	40	(38)
Balance, end of year	$3,477	$2,626	$1,516

(1) Fair value adjustments are recorded as a component of "SBA income" on the consolidated statements of income.

	December 31
	2016		2015
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of year	$651	$361	$—	$—
Acquired	—	—	272	135
Issuances (1)	2,529	2,041	1,934	1,500
Settlements and closed loans (1)	(2,481)	(1,957)	(1,555)	(1,274)
Balance, end of year	$699	$445	$651	$361

(1) Total gain (loss) on the change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was $(36,000) and $153,000, respectively for the years ended December 31, 2016 and 2015.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Impaired loans	$—	$—	$8,784	$8,784
Total nonrecurring assets at fair value	$—	$—	$8,784	$8,784

December 31, 2015
Impaired loans	$—	$—	$5,941	$5,941
Total nonrecurring assets at fair value	$—	$—	$5,941	$5,941

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had principal balances of $9.6 million and $7.0 million with respective valuation allowances of $831,000 and $1.0 million at December 31, 2016 and 2015, respectively.

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

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Other real estate owned	$—	$—	$13,292	$13,292

December 31, 2015
Other real estate owned	$—	$—	$12,110	$12,110

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statements of financial condition (dollars in thousands):

	December 31
Other Real Estate Owned	2016	2015
Other real estate owned at fair value	$13,292	$12,110
Estimated selling costs and other adjustments	(2,395)	(1,580)
Other real estate owned	$10,897	$10,530

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,477	Discounted cash flows	Discount rate	9% - 18% (13%)
			Prepayment speed	3% - 11% (8%)
Mortgage derivatives - asset	$699	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$445	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$8,784	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$13,292	Third party appraisal	Management discount for property type and recent market volatility	0% - 68% (16%)

December 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$2,626	Discounted cash flows	Discount rate	9% - 17% (12%)
			Prepayment speed	4% - 10% (8%)
Mortgage derivatives - asset	$651	Pricing model	Pull-through rate	81%
Mortgage derivatives - liability	$361	Pricing model	Pull-through rate	81%
Impaired loans - collateral dependent	$5,941	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (15%)
Other real estate owned	$12,110	Third party appraisal	Management discount for property type and recent market volatility	0% - 75% (33%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2016 and 2015.

		December 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$149,593	$149,593	$175,362	$175,362
Investment securities available-for-sale	Level 2	847,178	847,178	887,705	887,705
Investment securities held-to-maturity	Level 2 & 3	67,063	67,435	—	—
Loans held-for-sale	Level 2	52,169	53,770	54,933	55,513
Loans, net	Level 3	2,787,974	2,820,484	2,131,142	2,140,985
Other real estate owned	Level 3	10,897	13,292	10,530	12,110
Interest rate swaps and caps	Level 2	1,793	1,793	1,262	1,262
Mortgage derivatives	Levels 2 & 3	1,362	1,362	869	869
SBA servicing rights	Level 3	3,477	3,477	2,626	2,626
Accrued interest receivable	Level 2	10,210	10,210	8,382	8,382
Federal Home Loan Bank stock	Level 3	5,680	5,680	3,058	3,058
Liabilities:
Deposits	Level 2	$3,431,165	$3,430,405	$2,861,962	$2,860,866
Federal funds purchased and securities sold under agreements to repurchase	Level 2	27,673	27,673	32,179	32,179
FHLB Borrowings	Level 2	47,014	47,014	—	—
Notes payable	Level 2	398	398	1,812	1,812
Interest rate swaps and caps	Level 2	726	726	1,670	1,670
Mortgage derivatives	Levels 2 & 3	459	459	505	505
Accrued interest payable	Level 2	2,312	2,312	1,106	1,106

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Investment Securities Held-to-Maturity

Fair values are determined using quoted market prices or dealer quotes in the same manner as investment securities available-for-sale.

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

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

The fair value of federal funds purchased and securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22: INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	Years Ended December 31
	2016	2015	2014
Current tax provision:
Federal	$12,599	$35,151	$25,617
State	540	5,126	2,885
Total current tax provision	13,139	40,277	28,502
Deferred tax provision:
Federal	10,958	(20,831)	(8,970)
State	2,087	(3,997)	(1,211)
Total deferred tax provision	13,045	(24,828)	(10,181)
Total income tax provision	$26,184	$15,449	$18,321

Income tax expense differed from amounts computed by applying the Federal statutory rate of 35% to income before income taxes due to the following factors (dollars in thousands):

	Years Ended December 31
	2016	2015	2014
Federal taxes at statutory rate	$25,821	$15,355	$17,234
Increase (reduction) in income taxes resulting from:
State taxes, net of federal benefit	1,708	734	1,088
Tax-exempt interest	(355)	(357)	(177)
Bank-owned life insurance income	(675)	(674)	(467)
Other	(315)	391	643
Income tax expense	$26,184	$15,449	$18,321

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset included in other assets in the accompanying consolidated statement of financial condition are as follows (dollars in thousands):

	December 31
	2016	2015
Deferred tax assets
Allowance for loan and lease losses	$10,288	$11,246
Net operating losses and credit carryforward	6,649	5,248
Accrued compensation	5,585	7,568
Tax basis difference on acquired assets	6,407	4,108
Other real estate owned	497	1,865
Unrealized losses on cash flow hedges	682	859
Estimated loss on acquired failed bank assets	6,327	12,306
Unrealized losses on securities available-for-sale	834	172
Other	538	706
Total deferred tax assets	37,807	44,078

Deferred tax liabilities
Intangible asset basis difference	$(7,163)	$(5,472)
Deferred gain on FDIC-assisted transactions	—	(588)
Premises and equipment	(2,406)	(2,313)
Other	(989)	(679)
Total deferred tax liabilities	(10,558)	(9,052)

Net Deferred Tax Asset	$27,249	$35,026

Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at either December 31, 2016 or 2015. At December 31, 2016 and 2015, the Company had Federal and State tax net operating loss carryforwards, related to the Bank of Atlanta and S Bank acquisitions, of approximately $17.2 million and $13.8 million, respectively. The loss carryforwards can be deducted annually from future taxable income through 2036, subject to an annual limitation of approximately $1.0 million. Currently, tax years 2013 to present are open for examination by Federal and State taxing authorities.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Years Ended December 31
	2016	2015	2014
Numerator:
Net income per consolidated statements of income	$47,591	$28,423	$30,918
Net income allocated to participating securities	(1,303)	(783)	(434)
Net income allocated to common stock	$46,288	$27,640	$30,484

Basic earnings per share computation:
Net income allocated to common stock	$46,288	$27,640	$30,484
Weighted average common shares outstanding, including shares considered participating securities	36,942,866	35,796,497	32,175,363
Less: Average participating securities	(1,011,338)	(985,642)	(451,392)
Weighted average shares	35,931,528	34,810,855	31,723,971
Basic earnings per share	$1.29	$.79	$.96

Diluted earnings per share computation:
Net income allocated to common stock	$46,288	$27,640	$30,484
Weighted average common shares outstanding for basic earnings per share	35,931,528	34,810,855	31,723,971
Weighted average dilutive grants	102,115	1,231,864	1,103,972
Weighted average shares and dilutive potential common shares	36,033,643	36,042,719	32,827,943
Diluted earnings per share	$1.28	$.77	$.93

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24: ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, or AOCI, is reported as a component of shareholders' equity. AOCI can include, among other items, unrealized holding gains and losses on investment securities available-for-sale, unrealized gains and losses on investment securities available-for-sale transferred to held-to-maturity and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. The components of AOCI are reported net of related tax effects.

The components of AOCI and changes in those components are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-for-Sale	Cash Flow Hedges (Effective Portion)	Total
Balance, December 31, 2013	$4,323	$—	$847	$5,170
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	462	—	(2,036)	(1,574)
Amounts reclassified for net (gains) losses realized and included in earnings	(246)	—	259	13
Income tax expense (benefit)	329	—	(640)	(311)
Balance, December 31, 2014	$4,210	$—	$(290)	$3,920
Other comprehensive loss before income taxes:
Net change in unrealized losses	(6,955)	—	(2,294)	(9,249)
Amounts reclassified for net (gains) losses realized and included in earnings	(354)	—	546	192
Income tax benefit	(2,827)	—	(676)	(3,503)
Balance, December 31, 2015	$(272)	$—	$(1,362)	$(1,634)
Other comprehensive loss before income taxes:
Net change in unrealized losses	(1,196)	—	(714)	(1,910)
Amounts reclassified for net (gains) losses realized and included in earnings	(489)	—	1,171	682
Transfer of net unrealized loss from available-for-sale to held-to-maturity	172	(172)	—	—
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	(3)	—	(3)
Income tax (benefit) expense	(585)	—	177	(408)
Balance, December 31, 2016	$(1,200)	$(175)	$(1,082)	$(2,457)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	December 31
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2016	2015	2014
Investment securities available-for-sale
Gain on sale of investment securities	$489	$354	$246
Income tax expense	(189)	(137)	(95)
Net income	$300	$217	$151

Cash flow hedges (effective portion)
Interest expense on deposits	$(1,171)	$(546)	$(259)
Income tax benefit	453	211	100
Net income	$(718)	$(335)	$(159)

NOTE 25: CONDENSED FINANCIAL INFORMATION OF STATE BANK FINANCIAL CORPORATION (PARENT COMPANY ONLY FINANCIAL STATEMENTS)

Condensed Statements of Financial Condition
(Dollars in thousands)

	December 31
	2016	2015
Assets
Cash and due from banks	$79,129	$50,663
Securities available-for-sale	1,546	11,907
Securities held-to-maturity	10,259	—
Investment in subsidiary	550,346	470,615
Other assets	8,082	5,602
Total assets	$649,362	$538,787
Liabilities
Other liabilities	$35,729	$2,297
Total liabilities	35,729	2,297
Shareholders' equity	613,633	536,490
Total liabilities and shareholders' equity	$649,362	$538,787

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Income
(Dollars in thousands)

	Years Ended December 31
	2016	2015	2014
Interest income:
Interest income	$940	$57	$—
Net interest income	940	57	—
Noninterest income:
Dividends from subsidiary	58,000	17,900	59,000
Other income	243	3,125	—
Total noninterest income	58,243	21,025	59,000
Noninterest expense:
Salaries and employee benefits	2,246	7,537	—
Other noninterest expense	1,485	4,685	2,404
Total noninterest expense	3,731	12,222	2,404
Income before income tax and equity in undistributed net income of subsidiary	55,452	8,860	56,596
Income tax benefit	(1,306)	(3,413)	(794)
Income before equity in undistributed net income of subsidiary	56,758	12,273	57,390
Equity in earnings of subsidiary (less than) greater than dividends received	(9,167)	16,150	(26,472)
Net income	$47,591	$28,423	$30,918

Condensed Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net income	$47,591	$28,423	$30,918
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiary less than (greater than) dividends received	9,167	(16,150)	26,472
Share-based compensation expense	3,889	3,595	2,035
Other, net	(2,771)	(2,059)	(238)
Net cash provided by operating activities	57,876	13,809	59,187
Cash flows from investing activities:
Cash consideration paid, net of cash received for bank acquisitions	(3,685)	(25,884)	(25,154)
Purchase of investment securities available-for-sale	—	(11,758)	—
Net cash used in investing activities	(3,685)	(37,642)	(25,154)
Cash flows from financing activities:
Issuance of common stock	200	547	195
Repurchase of common stock	(5,128)	—	—
Restricted stock activity	(116)	(27)	(156)
Dividends paid	(20,681)	(11,631)	(4,830)
Net cash used in financing activities	(25,725)	(11,111)	(4,791)
Net increase (decrease) in cash and cash equivalents	28,466	(34,944)	29,242
Cash and cash equivalents, beginning	50,663	85,607	56,365
Cash and cash equivalents, ending	$79,129	$50,663	$85,607

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

Changes in Internal Control over Financial Reporting

       There was no change in our internal control over financial reporting during our fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Purchase and Assumption Agreement dated as of July 24, 2009 among the Federal Deposit Insurance Corporation, Receiver of Security Bank of Bibb County, Macon Georgia; Security Bank of Gwinnett County, Suwanee, Georgia; Security Bank of Houston County, Perry, Georgia; Security Bank of Jones County, Gray, Georgia; Security Bank of North Fulton, Alpharetta, Georgia; Security Bank of North Metro, Woodstock, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)

2.2
Purchase and Assumption Agreement dated as of December 4, 2009 among the Federal Deposit Insurance Corporation, Receiver of The Buckhead Community Bank, Atlanta, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)

2.3
Purchase and Assumption Agreement dated as of December 4, 2009 among the Federal Deposit Insurance Corporation, Receiver of First Security National Bank, Norcross, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.3 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)

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

10.2	*
Restricted Stock Agreement dated September 1, 2011 by and among Joseph W. Evans and State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 8, 2011)

10.3	*	Form of Restricted Stock Agreement dated September 1, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 8, 2011)

10.4	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on September 21, 2012)

10.5	*	Summary of Director Compensation

10.6	*	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 8, 2014)

Exhibit No.		Document
10.7	*	First Amendment to State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan

10.8	*
Offer Letter by and among, First Bank of Georgia, State Bank Financial Corporation and Remer Y. Brinson, III, dated June 23, 2014 (incorporated by reference to Exhibit 10.34 of our registration statement on Form S-4 filed on September 12, 2014)

10.9	*
Separation Agreement by and between First Bank of Georgia and Remer Y. Brinson, III, dated June 23, 2014 (incorporated by reference to Exhibit 10.34 of our registration statement on Form S-4 filed on September 12, 2014)

10.10	*
Offer Letter dated October 14, 2014, by and among State Bank and Trust Company, State Bank Financial Corporation and Sheila Ray (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 15, 2014)

10.11	*
Separation Agreement dated October 14, 2014, by and among Sheila Ray and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 15, 2014)

10.12	*
Amended and Restated Employment Agreement dated December 31, 2014, by and among Joseph W. Evans, State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 2, 2015)

10.13	*
Amended and Restated Employment Agreement dated December 31, 2014, by and among J. Thomas Wiley, State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 2, 2015)

10.14	*
Amended and Restated Employment Agreement dated December 31, 2014, by and among Kim M. Childers, State Bank Financial Corporation, and State Bank and Trust Company (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 2, 2015)

10.15	*
Amended and Restated Employment Agreement dated December 31, 2014, by and between Stephen W. Doughty and State Bank and Trust Company (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 2, 2015)

10.16	*	Executive Officer Annual Cash Incentive Plan for State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2015)

10.17	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 17, 2015)

21.1		Subsidiaries of State Bank Financial Corporation

23.1		Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained on the signature page hereof)

31.1		Rule 13a-14(a) Certification of the Chief Executive Officer

31.2		Rule 13a-14(a) Certification of the Chief Financial Officer

32.1		Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

*Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date:	February 24, 2017	By:	/s/ Joseph W. Evans
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

Signature	Title	Date

/s/ James R. Balkcom, Jr.	Director	February 24, 2017
James R. Balkcom, Jr.

/s/ Archie L. Bransford, Jr.	Director	February 24, 2017
Archie L. Bransford, Jr.

/s/ Kim M. Childers	Executive Risk Officer, Vice Chairman and Director	February 24, 2017
Kim M. Childers

/s/ Ann Q. Curry	Director	February 24, 2017
Ann Q. Curry

/s/ Joseph W. Evans	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
Joseph W. Evans

/s/ Virginia A. Hepner	Director	February 24, 2017
Virginia A. Hepner

/s/ John D. Houser	Director	February 24, 2017
John D. Houser

/s/ Anne H. Kaiser	Director	February 24, 2017
Anne H. Kaiser

/s/ William D. McKnight	Director	February 24, 2017
William D. McKnight

/s/ Major General Robert H. McMahon	Director	February 24, 2017
Major General Robert H. McMahon

/s/ Sheila E. Ray	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
Sheila E. Ray

/s/ J. Thomas Wiley, Jr.	President, Vice Chairman and Director	February 24, 2017
J. Thomas Wiley, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained on the signature page hereof)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition at December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.