Form 10-Q
period 2017-03-31
STATE BANK FINANCIAL CORP
filed 2017-05-05
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, as of May 4, 2017 was 38,951,689

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our strategic plans to continue organic growth and pursue other strategic opportunities, such as acquisitions, our expectations regarding growth in our markets, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation regarding the impact of the new capital and liquidity standards on the Company and State Bank, our belief that our recorded deferred tax assets are fully recoverable, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, and the following:

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

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of some of the important factors that may affect actual outcomes.

PART I
Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$12,101	$13,219
Interest-bearing deposits in other financial institutions	62,222	132,851
Federal funds sold	—	3,523
Cash and cash equivalents	74,323	149,593
Investment securities available-for-sale	896,297	847,178
Investment securities held-to-maturity (fair value of $67,702 and $67,435, respectively)	67,053	67,063
Loans	2,854,780	2,814,572
Allowance for loan and lease losses	(26,976)	(26,598)
Loans, net	2,827,804	2,787,974
Loans held-for-sale (includes loans at fair value of $35,534 and $35,813, respectively)	51,380	52,169
Other real estate owned	3,759	10,897
Premises and equipment, net	51,535	52,056
Goodwill	77,084	77,084
Other intangibles, net	12,054	12,749
SBA servicing rights	3,547	3,477
Bank-owned life insurance	65,855	65,371
Other assets	71,990	99,654
Total assets	$4,202,681	$4,225,265
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$944,838	$984,419
Interest-bearing deposits	2,464,937	2,446,746
Total deposits	3,409,775	3,431,165
Federal funds purchased and securities sold under agreements to repurchase	25,056	27,673
FHLB borrowings	100,000	47,014
Notes payable	398	398
Other liabilities	47,169	105,382
Total liabilities	3,582,398	3,611,632
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 38,870,424 and 38,845,573 shares issued and outstanding, respectively	389	388
Additional paid-in capital	410,442	409,736
Retained earnings	211,999	205,966
Accumulated other comprehensive income (loss), net of tax	(2,547)	(2,457)
Total shareholders' equity	620,283	613,633
Total liabilities and shareholders' equity	$4,202,681	$4,225,265
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2017	2016
Interest income:
Loans	$34,060	$24,342
Loan accretion	7,677	9,743
Investment securities	5,368	4,553
Deposits with other financial institutions	92	120
Total interest income	47,197	38,758
Interest expense:
Deposits	3,108	2,059
FHLB borrowings	112	—
Notes payable	11	42
Federal funds purchased and repurchase agreements	8	12
Total interest expense	3,239	2,113
Net interest income	43,958	36,645
Provision for loan and lease losses	1,002	(134)
Net interest income after provision for loan and lease losses	42,956	36,779
Noninterest income:
Service charges on deposits	1,467	1,386
Mortgage banking income	2,894	3,041
SBA income	1,178	1,502
Payroll and insurance income	1,495	1,518
ATM income	832	745
Bank-owned life insurance income	484	462
Prepayment fees	134	368
Gain on sale of investment securities	12	13
Other	963	356
Total noninterest income	9,459	9,391
Noninterest expense:
Salaries and employee benefits	22,057	18,760
Occupancy and equipment	3,280	3,101
Data processing	2,639	2,075
Legal and professional fees	1,805	953
Merger-related expenses	2,235	—
Marketing	664	502
Federal deposit insurance premiums and other regulatory fees	397	562
Loan collection costs and OREO activity	(1,042)	485
Amortization of intangibles	696	545
Other	1,834	1,915
Total noninterest expense	34,565	28,898
Income before income taxes	17,850	17,272
Income tax expense	6,292	6,434
Net income	$11,558	$10,838
Basic earnings per share	$.30	$.29
Diluted earnings per share	$.30	$.29
Cash dividends declared per common share	$.14	$.14
Weighted Average Shares Outstanding:
Basic	37,867,718	36,092,269
Diluted	37,954,585	36,187,662

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31
	2017	2016
Net income	$11,558	$10,838
Other comprehensive (loss) income, net of tax:
Net change in unrealized (losses) gains	(517)	4,974
Amortization of net unrealized (gains) losses on securities transferred to held-to-maturity	(2)	1
Amounts reclassified for losses realized and included in earnings	392	205
Other comprehensive (loss) income, before income taxes	(127)	5,180
Income tax (benefit) expense	(37)	2,069
Other comprehensive (loss) income, net of income taxes	(90)	3,111
Comprehensive income	$11,468	$13,949

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2015	172,745	37,077,848	$371	$358,671	$179,082	$(1,634)	$536,490
Share-based compensation	—	—	—	909	—	—	909
Repurchase of common stock	—	(23,274)	—	(427)	—	—	(427)
Restricted stock activity	—	(2,566)	—	131	(10)	—	121
Other comprehensive income	—	—	—	—	—	3,111	3,111
Common stock dividends, $.14 per share	—	—	—	—	(5,187)	—	(5,187)
Net income	—	—	—	—	10,838	—	10,838
Balance, March 31, 2016	172,745	37,052,008	$371	$359,284	$184,723	$1,477	$545,855

Balance, December 31, 2016	133,912	38,845,573	$388	$409,736	$205,966	$(2,457)	$613,633
Exercise of stock warrants	(36,000)	25,696	1	—	—	—	1
Share-based compensation	—	—	—	833	—	—	833
Restricted stock activity	—	(845)	—	(127)	(83)	—	(210)
Other comprehensive income	—	—	—	—	—	(90)	(90)
Common stock dividends, $.14 per share	—	—	—	—	(5,442)	—	(5,442)
Net income	—	—	—	—	11,558	—	11,558
Balance, March 31, 2017	97,912	38,870,424	$389	$410,442	$211,999	$(2,547)	$620,283

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31
	2017	2016
Cash Flows from Operating Activities
Net income	$11,558	$10,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,987	2,880
Provision for loan and lease losses	1,002	(134)
Accretion on acquisitions, net	(7,677)	(9,743)
(Gains) losses on sales of other real estate owned	(960)	153
Proceeds from sales of mortgage loans held-for-sale	112,008	115,321
Proceeds from sales of SBA loans held-for-sale	9,313	12,754
Originations of mortgage loans held-for-sale	(107,405)	(112,366)
Originations of SBA loans held-for-sale	(7,953)	(12,780)
Mortgage banking activities	(2,894)	(3,041)
Gains on sales of SBA loans	(851)	(1,209)
Net gains on sales of available-for-sale securities	(12)	(13)
Share-based compensation expense	833	909
Changes in fair value of SBA servicing rights	136	28
Changes in other assets and other liabilities, net	3,086	5,458
Net cash provided by operating activities	13,171	9,055
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(141,666)	(78,113)
Proceeds from sales and calls of investment securities available-for-sale	42,836	22,900
Proceeds from maturities and paydowns of investment securities available-for-sale	48,158	41,184
Purchase of investment securities held-to-maturity	—	(4,000)
Loan originations, repayments and resolutions, net	(33,604)	(87,318)
Purchases of loans	—	(1,300)
Net purchases of premises and equipment	(379)	(716)
Proceeds from sales of other real estate owned	8,547	236
Net cash paid in excess of assets and liabilities acquired in purchase business combinations	(34,166)	—
Net cash used in investing activities	(110,274)	(107,127)
Cash Flows from Financing Activities
Net (decrease) increase in noninterest-bearing customer deposits	(39,581)	65,295
Net increase (decrease) in interest-bearing customer deposits	18,191	(21,659)
Repayment of other borrowed funds	—	(4)
Proceeds from FHLB advances	460,000	—
Repayments of FHLB advances	(407,014)	—
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(2,617)	1,324
Payment of contingent consideration	(1,495)	—
Exercise of stock warrants	1	—
Restricted stock activity	(210)	121
Repurchase of common stock	—	(427)
Dividends paid to shareholders	(5,442)	(5,187)
Net cash provided by financing activities	21,833	39,463
Net decrease in cash and cash equivalents	(75,270)	(58,609)
Cash and cash equivalents, beginning	149,593	175,362
Cash and cash equivalents, ending	$74,323	$116,753

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31
	2017	2016
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities and cash flow hedges, net of tax	$(90)	$3,111
Transfer of investment securities available-for-sale to held-to-maturity	—	56,595
Transfers of loans to other real estate owned	449	1,449

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND RECENTLY ADOPTED ACCOUNTING STANDARDS

Overview

State Bank Financial Corporation (the "Company" or "we") is a bank holding company whose business is primarily conducted through its wholly-owned banking subsidiary, State Bank and Trust Company (the "Bank" or "State Bank"). We operate a full service banking business and offer a broad range of commercial and retail banking products to our customers throughout seven of Georgia's eight largest metropolitan statistical areas, or MSAs.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

ASU 2016-05 — In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and the amendments can be adopted either on a prospective basis or a modified retrospective basis. We elected to adopt the amendments in this ASU effective January 1, 2017. The adoption did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

ASU 2017-08 — In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The premium on individual callable debt securities shall be amortized to the earliest call date. This guidance does not apply to securities for which prepayments are estimated on a large number of similar loans where prepayments are probable and reasonably estimable. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This update should be adopted on a modified retrospective basis with a cumulative-effect adjustment to retained earnings on the date of adoption. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2016-02 — In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from the lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to elect the package of practical expedients that allows it to not reassess whether any expired or existing contracts represent leases, the lease classification of any expired or existing lease and initial direct costs for any existing or expired leases. The Company expects this standard will have a material impact on its financial statements through gross-up of the balance sheet for lease assets and liabilities. However, no material change to lease expense recognition is expected.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-05 Other Income - Gains and losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets — In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods and services to customers in an amount equal to the consideration it receives or expects to receive. The guidance also includes expanded disclosure requirements that provide comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company currently plans to adopt the guidance using the modified retrospective method and without electing any of the practical expedients available. The Company has performed an analysis of the guidance and it is not expected to have a significant impact on the Company's financial position or results of operations but will increase disclosures of revenue.

NOTE 3: ACQUISITIONS

Acquisition of NBG Bancorp, Inc.

On December 31, 2016 the Company completed its acquisition of NBG Bancorp, Inc. ("NBG Bancorp"), the holding company for The National Bank of Georgia ("National Bank of Georgia"), a national banking association. NBG Bancorp was immediately merged into the Company followed by the merger of National Bank of Georgia with and into State Bank. Under the terms of the merger agreement, each share of NBG Bancorp common stock was converted into the right to receive either $45.45 in cash or 2.1642 shares of the Company's common stock, provided, that the elections by NBG Bancorp shareholders were prorated under the merger agreement such that 50% of NBG Bancorp's shares were exchanged for cash and 50% were exchanged for Company common stock. The elections by NBG Bancorp's shareholders were made subsequent to merger completion and the final merger consideration was distributed in February 2017. Total consideration paid was approximately $77.9 million, consisting of $34.2 million in cash and $43.7 million in the Company's common stock.

The merger of NBG Bancorp was accounted for under the acquisition method of accounting, using pushdown accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $36.6 million was generated from the acquisition, none of which is expected to be deductible for income tax purposes.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by NBG Bancorp, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$38,146	$(31,158)	(a)	$6,988
Investment securities available-for-sale	5,974	(40)	(b)	5,934
Loans, net	348,641	(3,645)	(c)	344,996
Loans held-for-sale	694	—		694
Other real estate owned	69	(5)	(d)	64
Core deposit intangible	—	3,740	(e)	3,740
Premises and equipment, net	7,943	(635)	(f)	7,308
Bank-owned life insurance	1,499	—		1,499
Other assets	6,542	276	(g)	6,818
Total assets acquired	$409,508	$(31,467)		$378,041
Liabilities
Deposits:
Noninterest-bearing	$58,161	$—		$58,161
Interest-bearing	261,034	(30,711)	(h)	230,323
Total deposits	319,195	(30,711)		288,484
FHLB advances	46,354	(140)	(i)	46,214
Other liabilities	2,067	—		2,067
Total liabilities assumed	367,616	(30,851)		336,765
Net identifiable assets acquired over liabilities assumed	$41,892	$(616)		$41,276
Goodwill	$—	$36,587		$36,587
Net assets acquired over liabilities assumed	$41,892	$35,971		$77,863
Consideration:
State Bank Financial Corporation common shares issued	1,626,648
Purchase price per share of the Company's common stock	$26.86
Company common stock issued	43,692
Cash exchanged for shares	34,171
Fair value of total consideration transferred	$77,863

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Explanation of fair value adjustments

(a)	Adjustment reflects the elimination of a deposit account The National Bank of Georgia held with State Bank.
(b)	Adjustment reflects the loss on certain securities that were sold immediately following the closing that was deemed to be a more accurate representation of fair value.
(c)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan and lease losses.
(d)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(e)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(f)	Adjustment reflects the fair value adjustment based on appraised values.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(h)	Adjustment reflects the elimination of a deposit account The National Bank of Georgia held with State Bank and the fair value adjustment based on State Bank's third party valuation report.
(i)	Adjustment arises since the rates on acquired FHLB advances were lower than the rates available on similar borrowings. Subsequent to the NBG Bancorp acquisition all FHLB advances were paid off.

The following table presents certain pro forma information as if NBG Bancorp had been acquired on January 1, 2016 (dollars in thousands, except per share amounts). These results combine the historical results of NBG Bancorp in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2016. Merger-related costs are not included in the pro forma statements below.

Three Months Ended March 31
2016
Pro Forma
Net interest income	$41,019
Net income	12,360
Earnings per share:
Basic	$.32
Diluted	.32

The following is a summary of the purchased credit impaired loans acquired in the NBG Bancorp transaction on December 31, 2016 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$33,584
Contractual cash flows not expected to be collected (nonaccretable difference)	(3,736)
Expected cash flows at acquisition	29,848
Accretable difference	(2,799)
Basis in acquired loans at acquisition - estimated fair value	$27,049

On December 31, 2016, the fair value of the purchased non-credit impaired loans acquired in the NBG Bancorp transaction was $317.9 million. The contractual balance of the purchased non-credit impaired loans at acquisition was $350.0 million, of which $4.4 million was the amount of contractual cash flows not expected to be collected.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of S Bankshares, Inc.

On December 31, 2016 the Company completed its acquisition of S Bankshares Inc. ("S Bankshares"), the holding company for S Bank, a Georgia state-chartered bank. S Bankshares was immediately merged into the Company followed by the merger of S Bank with and into State Bank. Under the terms of the merger agreement, each share of S Bankshares common stock was converted into the right to receive either $56.70 in cash or 2.7444 shares of the Company's common stock, provided, that the elections by S Bankshares' shareholders were prorated under the merger agreement such that 60% of S Bankshares' shares were exchanged for Company common stock and 40% were exchanged for cash. Total consideration paid was approximately $12.6 million, consisting of $4.3 million in cash and $8.3 million in the Company's common stock.

The acquisition of S Bankshares was accounted for under the acquisition method of accounting, using pushdown accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $4.1 million was generated from the acquisition, none of which is expected to be deductible for income tax purposes.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by S Bankshares Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$954	$—		$954
Investment securities available-for-sale	13,814	(88)	(a)	13,726
Loans, net	81,383	(2,344)	(b)	79,039
Other real estate owned	1,278	(332)	(c)	946
Core deposit intangible	—	1,010	(d)	1,010
Premises and equipment, net	3,132	420	(e)	3,552
Bank-owned life insurance	3,124	—		3,124
Other assets	2,636	1,130	(f)	3,766
Total assets acquired	$106,321	$(204)		$106,117
Liabilities
Deposits:
Noninterest-bearing	$16,620	$—		$16,620
Interest-bearing	76,664	494	(g)	77,158
Total deposits	93,284	494		93,778
Federal funds purchased and securities sold under repurchase agreements	1,951	—		1,951
FHLB advances	800	—		800
Other liabilities	1,104	—		1,104
Total liabilities assumed	97,139	494		97,633
Net identifiable assets acquired over liabilities assumed	$9,182	$(698)		$8,484
Goodwill	$—	$4,140		$4,140
Net assets acquired over liabilities assumed	$9,182	$3,442		$12,624
Consideration:
State Bank Financial Corporation common shares issued	310,596
Purchase price per share of the Company's common stock	$26.86
Company common stock issued	8,343
Cash exchanged for shares	4,281
Fair value of total consideration transferred	$12,624

Explanation of fair value adjustments

(a)	Adjustment reflects the loss on certain securities that were sold immediately following the closing that was deemed to be a more accurate representation of fair value.
(b)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report and includes the adjustment to eliminate the recorded allowance for loan and lease losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible based on State Bank's third party valuation report.
(e)	Adjustment reflects the fair value adjustment based on appraised values.
(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(g)	Adjustment reflects the fair value adjustment based on State Bank's third party valuation report.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents certain pro forma information as if S Bankshares had been acquired on January 1, 2016 (dollars in thousands, except per share amounts). These results combine the historical results of S Bankshares in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2016. Merger-related costs are not included in the pro forma statements below.

Three Months Ended March 31
2016
Pro Forma
Net interest income	$37,979
Net income	10,874
Earnings per share:
Basic	$.29
Diluted	.29

The following is a summary of the purchased credit impaired loans acquired in the S Bankshares transaction on December 31, 2016 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$15,966
Contractual cash flows not expected to be collected (nonaccretable difference)	(2,805)
Expected cash flows at acquisition	13,161
Accretable difference	(1,377)
Basis in acquired loans at acquisition - estimated fair value	$11,784

On December 31, 2016, the fair value of the purchased non-credit impaired loans acquired in the S Bankshares transaction was $67.3 million. The contractual balance of the purchased non-credit impaired loans at acquisition was $77.0 million, of which $1.3 million was the amount of contractual cash flows not expected to be collected.

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	March 31, 2017				December 31, 2016
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$82,551	$30	$352	$82,229	$89,044	$70	$465	$88,649
States and political subdivisions	300	1	—	301	300	1	—	301
Residential mortgage-backed securities — nonagency	145,576	2,958	552	147,982	151,519	3,129	639	154,009
Residential mortgage-backed securities — agency	556,024	448	5,659	550,813	533,479	548	4,725	529,302
Corporate securities	114,390	634	52	114,972	74,793	207	83	74,917
Total investment securities available-for-sale	$898,841	$4,071	$6,615	$896,297	$849,135	$3,955	$5,912	$847,178

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities classified as held-to-maturity are as follows (dollars in thousands):

	March 31, 2017				December 31, 2016
Investment Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$56,818	$484	$—	$57,302	$56,804	$295	$14	$57,085
Corporate securities	10,235	165	—	10,400	10,259	91	—	10,350
Total investment securities held-to-maturity	$67,053	$649	$—	$67,702	$67,063	$386	$14	$67,435

The amortized cost and estimated fair value of debt securities by contractual maturities are summarized in the tables below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
March 31, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$2,489	$80,062	$—	$—	$82,551
States and political subdivisions	—	300	—	—	300
Residential mortgage-backed securities — nonagency	—	—	—	145,576	145,576
Residential mortgage-backed securities — agency	—	20,386	313,373	222,265	556,024
Corporate securities	9,250	89,257	7,000	8,883	114,390
Total debt securities available-for-sale	$11,739	$190,005	$320,373	$376,724	$898,841

Fair Value:
U.S. Government securities	$2,494	$79,735	$—	$—	$82,229
States and political subdivisions	—	301	—	—	301
Residential mortgage-backed securities — nonagency	—	—	—	147,982	147,982
Residential mortgage-backed securities — agency	—	20,362	310,775	219,676	550,813
Corporate securities	9,252	89,560	7,025	9,135	114,972
Total debt securities available-for-sale	$11,746	$189,958	$317,800	$376,793	$896,297

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
March 31, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$41,347	$15,471	$56,818
Corporate securities	—	—	10,235	—	10,235
Total debt securities held-to-maturity	$—	$—	$51,582	$15,471	$67,053

Fair Value:
Asset-backed securities	$—	$—	$41,733	$15,569	$57,302
Corporate securities	—	—	10,400	—	10,400
Total debt securities held-to-maturity	$—	$—	$52,133	$15,569	$67,702

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
U.S. Government securities	$59,834	$352	$—	$—	$59,834	$352
States and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities — nonagency	7,027	73	31,354	479	38,381	552
Residential mortgage-backed securities — agency	457,811	5,455	15,261	204	473,072	5,659
Corporate securities	12,929	52	—	—	12,929	52
Total temporarily impaired securities	$537,601	$5,932	$46,615	$683	$584,216	$6,615

December 31, 2016
U.S. Government securities	$43,958	$465	$—	$—	$43,958	$465
States and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities — nonagency	29,403	239	23,991	400	53,394	639
Residential mortgage-backed securities — agency	430,490	4,484	18,795	241	449,285	4,725
Corporate securities	22,944	83	—	—	22,944	83
Total temporarily impaired securities	$526,795	$5,271	$42,786	$641	$569,581	$5,912

	Less than 12 Months		12 Months or More		Total
Investment Securities Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Asset-backed securities	$6,486	$14	$—	$—	$6,486	$14
Total temporarily impaired securities	$6,486	$14	$—	$—	$6,486	$14

At March 31, 2017, the Company held 136 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At March 31, 2017, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities are summarized in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Securities Available-For-Sale	2017	2016
Proceeds from sales and calls	$42,836	$22,900

Gross gains on sales and calls	$29	$13
Gross losses on sales and calls	(17)	—
Net realized gains on sales and calls	$12	$13

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $273.9 million and $368.3 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	March 31, 2017	December 31, 2016
Construction, land & land development	$479,184	$567,763
Other commercial real estate	1,134,971	1,025,063
Total commercial real estate	1,614,155	1,592,826
Residential real estate	348,887	343,398
Owner-occupied real estate	393,673	395,863
Commercial, financial & agricultural	374,100	368,120
Leases	62,603	71,724
Consumer	61,362	42,641
Total loans	2,854,780	2,814,572
Allowance for loan and lease losses	(26,976)	(26,598)
Total loans, net	$2,827,804	$2,787,974

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, net of related discounts, are summarized as follows (dollars in thousands):

Organic Loans	March 31, 2017	December 31, 2016
Construction, land & land development	$418,186	$500,018
Other commercial real estate	885,570	754,790
Total commercial real estate	1,303,756	1,254,808
Residential real estate	161,460	144,295
Owner-occupied real estate	251,703	256,317
Commercial, financial & agricultural	336,257	327,381
Leases	62,603	71,724
Consumer	56,776	36,039
Total organic loans (1)	2,172,555	2,090,564
Allowance for loan and lease losses	(21,885)	(21,086)
Total organic loans, net	$2,150,670	$2,069,478

(1) Includes net deferred loan fees that totaled approximately $9.6 million and $7.0 million at March 31, 2017 and December 31, 2016, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	March 31, 2017	December 31, 2016
Construction, land & land development	$43,787	$51,208
Other commercial real estate	188,737	209,531
Total commercial real estate	232,524	260,739
Residential real estate	137,699	144,596
Owner-occupied real estate	119,871	115,566
Commercial, financial & agricultural	33,690	36,206
Consumer	4,281	6,255
Total purchased non-credit impaired loans (1)	528,065	563,362
Allowance for loan and lease losses	(491)	(439)
Total purchased non-credit impaired loans, net	$527,574	$562,923

(1) Includes net discounts that totaled approximately $8.1 million and $10.5 million at March 31, 2017 and December 31, 2016, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	March 31, 2017	December 31, 2016
Construction, land & land development	$17,211	$16,537
Other commercial real estate	60,664	60,742
Total commercial real estate	77,875	77,279
Residential real estate	49,728	54,507
Owner-occupied real estate	22,099	23,980
Commercial, financial & agricultural	4,153	4,533
Consumer	305	347
Total purchased credit impaired loans	154,160	160,646
Allowance for loan and lease losses	(4,600)	(5,073)
Total purchased credit impaired loans, net	$149,560	$155,573

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Purchased Credit Impaired Loans	2017	2016
Balance, beginning of period	$155,573	$137,777
Accretion of fair value discounts	7,677	9,743
Fair value of acquired loans	—	1,300
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(14,163)	(16,823)
Change in the allowance for loan and lease losses on purchased credit impaired loans	473	245
Balance, end of period	$149,560	$132,242

Purchased credit impaired loans are initially recorded at fair value at the acquisition date. The Company re-estimates expected cash flows on purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the allowance for loan and lease losses. Subsequent increases in the amount of cash expected to be collected from the borrower results first in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. The accretable discount is accreted into interest income over the estimated life of the related loan on a level yield basis.

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Changes in Accretable Discount	2017	2016
Balance, beginning of period	$69,301	$86,100
Additions from acquisitions	—	1,648
Accretion	(7,677)	(9,743)
Transfers to accretable discounts and exit events, net	1,442	7,823
Balance, end of period	$63,066	$85,828

The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on purchased credit impaired loans.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2017				2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$21,086	$439	$5,073	$26,598	$21,224	$53	$7,798	$29,075
Charge-offs	(540)	(48)	(114)	(702)	(240)	(63)	(1,516)	(1,819)
Recoveries	77	1	—	78	96	33	3,094	3,223
Net (charge-offs) recoveries	(463)	(47)	(114)	(624)	(144)	(30)	1,578	1,404
Provision for loan and lease losses	1,262	99	(359)	1,002	1,546	143	(1,823)	(134)
Balance, end of period	$21,885	$491	$4,600	$26,976	$22,626	$166	$7,553	$30,345

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
March 31, 2017
Beginning balance	$11,767	$1,786	$2,239	$4,093	$655	$546	$21,086
Charge-offs	—	(23)	—	(60)	(364)	(93)	(540)
Recoveries	—	3	—	29	41	4	77
Provision	345	(100)	(131)	452	378	318	1,262
Ending balance	$12,112	$1,666	$2,108	$4,514	$710	$775	$21,885

Three Months Ended
March 31, 2016
Beginning balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224
Charge-offs	—	(28)	—	(87)	(110)	(15)	(240)
Recoveries	—	1	—	95	—	—	96
Provision	685	(59)	11	401	290	218	1,546
Ending balance	$14,292	$1,967	$1,931	$2,918	$1,045	$473	$22,626

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2017
Commercial real estate	$155	$11,957	$12,112	$4,911	$1,298,845	$1,303,756
Residential real estate	320	1,346	1,666	639	160,821	161,460
Owner-occupied real estate	—	2,108	2,108	—	251,703	251,703
Commercial, financial & agricultural	258	4,256	4,514	517	335,740	336,257
Leases	—	710	710	—	62,603	62,603
Consumer	23	752	775	47	56,729	56,776
Total organic loans	$756	$21,129	$21,885	$6,114	$2,166,441	$2,172,555

December 31, 2016
Commercial real estate	$201	$11,566	$11,767	$5,057	$1,249,751	$1,254,808
Residential real estate	413	1,373	1,786	825	143,470	144,295
Owner-occupied real estate	—	2,239	2,239	—	256,317	256,317
Commercial, financial & agricultural	146	3,947	4,093	298	327,083	327,381
Leases	—	655	655	—	71,724	71,724
Consumer	27	519	546	54	35,985	36,039
Total organic loans	$787	$20,299	$21,086	$6,234	$2,084,330	$2,090,564

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
March 31, 2017
Beginning balance	$88	$72	$44	$235	$—	$439
Charge-offs	—	—	—	(45)	(3)	(48)
Recoveries	—	—	—	—	1	1
Provision	151	103	32	(190)	3	99
Ending balance	$239	$175	$76	$—	$1	$491

Three Months Ended
March 31, 2016
Beginning balance	$—	$53	$—	$—	$—	$53
Charge-offs	—	(62)	—	—	(1)	(63)
Recoveries	—	16	—	—	17	33
Provision	—	(7)	—	166	(16)	143
Ending balance	$—	$—	$—	$166	$—	$166

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2017
Commercial real estate	$—	$239	$239	$572	$231,952	$232,524
Residential real estate	—	175	175	255	137,444	137,699
Owner-occupied real estate	—	76	76	1,963	117,908	119,871
Commercial, financial & agricultural	—	—	—	1,301	32,389	33,690
Consumer	—	1	1	7	4,274	4,281
Total purchased non-credit impaired loans	$—	$491	$491	$4,098	$523,967	$528,065

December 31, 2016
Commercial real estate	$—	$88	$88	$56	$260,683	$260,739
Residential real estate	—	72	72	320	144,276	144,596
Owner-occupied real estate	44	—	44	1,875	113,691	115,566
Commercial, financial & agricultural	—	235	235	1,128	35,078	36,206
Consumer	—	—	—	2	6,253	6,255
Total purchased non-credit impaired loans	$44	$395	$439	$3,381	$559,981	$563,362
Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
March 31, 2017
Beginning balance	$2,183	$1,196	$1,655	$38	$1	$5,073
Charge-offs	(73)	(4)	(36)	(1)	—	(114)
Recoveries	—	—	—	—	—	—
Provision	(37)	(233)	(88)	—	(1)	(359)
Ending balance	$2,073	$959	$1,531	$37	$—	$4,600

Three Months Ended
March 31, 2016
Beginning balance	$3,388	$1,893	$2,449	$60	$8	$7,798
Charge-offs	(508)	(517)	(211)	(228)	(52)	(1,516)
Recoveries	2,209	394	207	231	53	3,094
Provision	(1,659)	(127)	(23)	(13)	(1)	(1,823)
Ending balance	$3,430	$1,643	$2,422	$50	$8	$7,553

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2017
Commercial real estate	$726	$1,347	$2,073	$29,075	$48,800	$77,875
Residential real estate	151	808	959	1,898	47,830	49,728
Owner-occupied real estate	1,363	168	1,531	6,954	15,145	22,099
Commercial, financial & agricultural	3	34	37	80	4,073	4,153
Consumer	—	—	—	5	300	305
Total purchased credit impaired loans	$2,243	$2,357	$4,600	$38,012	$116,148	$154,160

December 31, 2016
Commercial real estate	$760	$1,423	$2,183	$29,387	$47,892	$77,279
Residential real estate	156	1,040	1,196	1,897	52,610	54,507
Owner-occupied real estate	1,471	184	1,655	8,376	15,604	23,980
Commercial, financial & agricultural	2	36	38	86	4,447	4,533
Consumer	—	1	1	8	339	347
Total purchased credit impaired loans	$2,389	$2,684	$5,073	$39,754	$120,892	$160,646

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance
Impaired Loans
With no related allowance recorded:
Construction, land & land development	$5,064	$3,383	$—	$4,565	$2,933	$—
Other commercial real estate	53	53	—	56	56	—
Total commercial real estate	5,117	3,436	—	4,621	2,989	—
Residential real estate	262	255	—	388	320	—
Owner-occupied real estate	1,992	1,963	—	193	188	—
Commercial, financial & agricultural	1,615	1,301	—	1,335	1,128	—
Consumer	10	7	—	2	2	—
Subtotal	8,996	6,962	—	6,539	4,627	—
With related allowance recorded:
Construction, land & land development	4,215	2,047	155	4,277	2,124	201
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	4,215	2,047	155	4,277	2,124	201
Residential real estate	693	639	320	891	825	413
Owner-occupied real estate	—	—	—	1,706	1,687	44
Commercial, financial & agricultural	528	517	258	308	298	146
Consumer	48	47	23	55	54	27
Subtotal	5,484	3,250	756	7,237	4,988	831
Total impaired loans	$14,480	$10,212	$756	$13,776	$9,615	$831

(1) Includes loans with SBA guaranteed balances of $2.8 million and $3.0 million at March 31, 2017 and December 31, 2016, respectively.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods presented (dollars in thousands):

	March 31, 2017		March 31, 2016
Impaired Loans	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$5,459	$—	$7,315	$—
Other commercial real estate	54	—	363	—
Total commercial real estate	5,513	—	7,678	—
Residential real estate	900	—	1,837	—
Owner-occupied real estate	1,968	—	444	—
Commercial, financial & agricultural	1,880	—	2,294	8
Consumer	56	—	29	—
Total impaired loans	$10,317	$—	$12,282	$8

(1) The average recorded investment for troubled debt restructurings was $4.9 million for the three months ended March 31, 2017, and was $4.2 million for the three months ended March 31, 2016, respectively.
(2) The interest income recognized on troubled debt restructurings was $0 for the three months ended March 31, 2017, and was $8,000 for the three months ended March 31, 2016.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans	March 31, 2017	December 31, 2016
Construction, land & land development	$5,430	$5,057
Other commercial real estate	53	56
Total commercial real estate	5,483	5,113
Residential real estate	894	1,146
Owner-occupied real estate	1,963	1,874
Commercial, financial & agricultural	1,818	1,426
Consumer	54	56
Total nonaccrual loans	$10,212	$9,615

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
March 31, 2017
Construction, land & land development	$517	$—	$517	$417,669	$418,186	$—
Other commercial real estate	94	—	94	885,476	885,570	—
Total commercial real estate	611	—	611	1,303,145	1,303,756	—
Residential real estate	271	127	398	161,062	161,460	—
Owner-occupied real estate	—	—	—	251,703	251,703	—
Commercial, financial & agricultural	241	345	586	335,671	336,257	—
Leases	—	—	—	62,603	62,603	—
Consumer	71	17	88	56,688	56,776	—
Total organic loans	$1,194	$489	$1,683	$2,170,872	$2,172,555	$—

December 31, 2016
Construction, land & land development	$49	$12	$61	$499,957	$500,018	$—
Other commercial real estate	—	—	—	754,790	754,790	—
Total commercial real estate	49	12	61	1,254,747	1,254,808	—
Residential real estate	157	118	275	144,020	144,295	—
Owner-occupied real estate	40	—	40	256,277	256,317	—
Commercial, financial & agricultural	247	283	530	326,851	327,381	—
Leases	—	—	—	71,724	71,724	—
Consumer	350	31	381	35,658	36,039	—
Total organic loans	$843	$444	$1,287	$2,089,277	$2,090,564	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
March 31, 2017
Construction, land & land development	$31	$519	$550	$43,237	$43,787	$—
Other commercial real estate	548	53	601	188,136	188,737	—
Total commercial real estate	579	572	1,151	231,373	232,524	—
Residential real estate	599	32	631	137,068	137,699	—
Owner-occupied real estate	187	1,784	1,971	117,900	119,871	—
Commercial, financial & agricultural	227	767	994	32,696	33,690	—
Consumer	3	7	10	4,271	4,281	—
Total purchased non-credit impaired loans	$1,595	$3,162	$4,757	$523,308	$528,065	$—

December 31, 2016
Construction, land & land development	$495	$—	$495	$50,713	$51,208	$—
Other commercial real estate	17	56	73	209,458	209,531	—
Total commercial real estate	512	56	568	260,171	260,739	—
Residential real estate	274	165	439	144,157	144,596	—
Owner-occupied real estate	387	1,687	2,074	113,492	115,566	—
Commercial, financial & agricultural	144	552	696	35,510	36,206	—
Consumer	38	2	40	6,215	6,255	—
Total purchased non-credit impaired loans	$1,355	$2,462	$3,817	$559,545	$563,362	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2017
Construction, land & land development	$22	$2,546	$2,568	$14,643	$17,211
Other commercial real estate	1,204	3,733	4,937	55,727	60,664
Total commercial real estate	1,226	6,279	7,505	70,370	77,875
Residential real estate	2,912	1,914	4,826	44,902	49,728
Owner-occupied real estate	1,186	2,849	4,035	18,064	22,099
Commercial, financial & agricultural	47	61	108	4,045	4,153
Consumer	16	5	21	284	305
Total purchased credit impaired loans	$5,387	$11,108	$16,495	$137,665	$154,160

December 31, 2016
Construction, land & land development	$722	$1,853	$2,575	$13,962	$16,537
Other commercial real estate	346	3,148	3,494	57,248	60,742
Total commercial real estate	1,068	5,001	6,069	71,210	77,279
Residential real estate	1,210	2,787	3,997	50,510	54,507
Owner-occupied real estate	661	3,507	4,168	19,812	23,980
Commercial, financial & agricultural	29	61	90	4,443	4,533
Consumer	—	5	5	342	347
Total purchased credit impaired loans	$2,968	$11,361	$14,329	$146,317	$160,646

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2017
Construction, land & land development	$387,728	$25,440	$95	$4,923	$—	$418,186
Other commercial real estate	851,300	34,270	—	—	—	885,570
Total commercial real estate	1,239,028	59,710	95	4,923	—	1,303,756
Residential real estate	156,945	2,849	238	1,380	48	161,460
Owner-occupied real estate	234,268	15,561	1,654	220	—	251,703
Commercial, financial & agricultural	333,954	1,032	691	580	—	336,257
Leases	54,012	8,591	—	—	—	62,603
Consumer	56,561	95	2	118	—	56,776
Total organic loans	$2,074,768	$87,838	$2,680	$7,221	$48	$2,172,555

December 31, 2016
Construction, land & land development	$470,686	$24,178	$97	$5,057	$—	$500,018
Other commercial real estate	718,969	35,821	—	—	—	754,790
Total commercial real estate	1,189,655	59,999	97	5,057	—	1,254,808
Residential real estate	139,393	2,484	460	1,958	—	144,295
Owner-occupied real estate	237,753	14,967	3,577	20	—	256,317
Commercial, financial & agricultural	325,161	920	624	676	—	327,381
Leases	60,849	10,875	—	—	—	71,724
Consumer	35,844	47	2	145	1	36,039
Total organic loans	$1,988,655	$89,292	$4,760	$7,856	$1	$2,090,564

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2017
Construction, land & land development	$43,268	$—	$—	$519	$—	$43,787
Other commercial real estate	185,765	765	2,154	53	—	188,737
Total commercial real estate	229,033	765	2,154	572	—	232,524
Residential real estate	135,143	1,799	473	284	—	137,699
Owner-occupied real estate	113,015	4,693	200	1,963	—	119,871
Commercial, financial & agricultural	31,969	301	57	1,363	—	33,690
Consumer	4,271	3	—	7	—	4,281
Total purchased non-credit impaired loans	$513,431	$7,561	$2,884	$4,189	$—	$528,065

December 31, 2016
Construction, land & land development	$51,208	$—	$—	$—	$—	$51,208
Other commercial real estate	206,515	803	2,157	56	—	209,531
Total commercial real estate	257,723	803	2,157	56	—	260,739
Residential real estate	142,079	1,883	314	320	—	144,596
Owner-occupied real estate	107,096	6,310	—	2,160	—	115,566
Commercial, financial & agricultural	34,747	310	21	1,128	—	36,206
Consumer	6,247	5	—	3	—	6,255
Total purchased non-credit impaired loans	$547,892	$9,311	$2,492	$3,667	$—	$563,362

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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2017
Construction, land & land development	$8,792	$1,440	$1,088	$5,891	$—	$17,211
Other commercial real estate	32,915	13,248	2,242	12,259	—	60,664
Total commercial real estate	41,707	14,688	3,330	18,150	—	77,875
Residential real estate	26,196	8,853	2,708	11,708	263	49,728
Owner-occupied real estate	7,308	5,465	781	8,545	—	22,099
Commercial, financial & agricultural	3,085	254	243	571	—	4,153
Consumer	39	80	165	21	—	305
Total purchased credit impaired loans	$78,335	$29,340	$7,227	$38,995	$263	$154,160

December 31, 2016
Construction, land & land development	$7,798	$1,150	$1,416	$6,173	$—	$16,537
Other commercial real estate	33,423	13,103	2,770	11,446	—	60,742
Total commercial real estate	41,221	14,253	4,186	17,619	—	77,279
Residential real estate	28,628	10,371	2,840	12,396	272	54,507
Owner-occupied real estate	7,736	4,884	794	10,566	—	23,980
Commercial, financial & agricultural	3,381	310	273	569	—	4,533
Consumer	53	100	173	21	—	347
Total purchased credit impaired loans	$81,019	$29,918	$8,266	$41,171	$272	$160,646

Allowance Estimation

During the first quarter of 2017, the Company implemented an automated model for its estimation of the allowance for loan and lease losses on its organic and purchased non-credit impaired loans. No change was made to the allowance estimation for purchased credit impaired loans. No material changes were made to the methodology used. However, the new model does allow for further granularity within our loan pools. The Company validated the new model against its existing model for three quarters prior to implementation.

Troubled Debt Restructurings (TDRs)

Total troubled debt restructurings (TDRs) were $4.9 million and $5.0 million at March 31, 2017 and December 31, 2016, respectively, with $133,000 in related allowance for loan losses at March 31, 2017 and $148,000 related allowance at December 31, 2016. At March 31, 2017 and December 31, 2016, there were no commitments to extend credit to a borrower with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2017 and 2016, there were no loans modified under the terms of a TDR. During the three months ended March 31, 2017 and 2016, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

NOTE 7: OTHER REAL ESTATE OWNED (OREO)

The following table presents other real estate owned ("OREO") by property type at the dates indicated (dollars in thousands):

Other real estate owned	March 31, 2017	December 31, 2016
Construction, land development, and other land	$1,746	$2,393
Commercial and farmland real estate	1,153	6,960
Residential real estate	860	1,544
Total other real estate owned	$3,759	$10,897

The following table presents OREO by type of loan foreclosure or banking premises transferred into OREO at the dates indicated (dollars in thousands):

Other real estate owned	March 31, 2017	December 31, 2016
Organic OREO	$232	$282
Purchased Credit Impaired OREO	3,527	10,615
Total other real estate owned	$3,759	$10,897

At March 31, 2017, there were no consumer mortgage loans secured by residential real estate properties that were in formal foreclosure proceedings.

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three months ended March 31, 2017 and 2016, the Company sold SBA loans with unpaid principal balances totaling $8.5 million, and $11.5 million, and recognized $851,000 and $1.2 million in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $433,000 and $277,000 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the Company serviced SBA loans for others with unpaid principal balances totaling $155.5 million and $142.1 million, respectively.

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
SBA Servicing Rights	2017	2016
Balance, beginning of period	$3,477	$2,626
Additions	206	284
Fair value adjustments	(136)	(28)
Balance, end of period	$3,547	$2,882

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	March 31, 2017	December 31, 2016
Fair value	$3,547	$3,477
Weighted average discount rate	12.7%	12.8%
Decline in fair value due to a 100 basis point adverse change	$(125)	$(122)
Decline in fair value due to a 200 basis point adverse change	(243)	(236)
Prepayment speed	8.0%	8.0%
Decline in fair value due to a 10% adverse change	$(111)	$(108)
Decline in fair value due to a 20% adverse change	(217)	(210)
Weighted average remaining life (years)	7.1	7.1

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in model inputs and/or assumptions generally cannot be extrapolated because the relationship of the change in input or assumption to the change in fair value may not be linear. In addition, the effect of an adverse variation in a particular input or assumption on the value of the SBA servicing rights is calculated without changing any other input or assumption. In reality, changes in one factor may magnify or counteract the effect of the change.

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

Information about the SBA loans serviced by the Company at and for the periods presented are as follows (dollars in thousands):

	March 31, 2017
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Three Months Ended March 31, 2017
Serviced for others	$155,490	$275	$—	$—
Held-for-sale	15,846	—	—	—
Held-for-investment	149,509	253	6,673	—
Total SBA loans serviced	$320,845	$528	$6,673	$—

	December 31, 2016
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Three Months Ended March 31, 2016
Serviced for others	$142,069	$522	$—	$—
Held-for-sale	16,356	—	—	—
Held-for-investment	144,351	220	5,580	(6)
Total SBA loans serviced	$302,776	$742	$5,580	$(6)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

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

Credit and Collateral Risks for Interest Rate Swaps and Caps

The Company manages credit exposure on interest rate swap and cap transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. Refer to Note 10, Balance Sheet Offsetting, for more information on collateral pledged and received under these agreements.

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At March 31, 2017, the termination value of derivatives in a net liability position under these agreements was $4.9 million, for which the Company did not post any cash collateral. Although the Company did not breach any provisions at March 31, 2017, if a breach had occurred, the maximum amount of collateral the Company would have been required to post to counterparties was $4.9 million.

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

Derivative Fair Values

The table below presents the fair values of the Company's interest rate swaps and caps at the dates presented (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$2,079	$1,774	$392	$641

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$25	$19	$74	$85
Mortgage derivatives	1,211	1,362	679	459

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At March 31, 2017, the Company had 96 interest rate swaps with an aggregate notional amount of $161.5 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2017	2016
Amount of gain (loss) recognized in income on derivatives	Noninterest income	$496	$(2,902)
Amount of (loss) gain recognized in income on hedged items	Noninterest income	(508)	2,707
Total net gain (loss) recognized in income on fair value hedge ineffectiveness		$(12)	$(195)

During the three months ended March 31, 2017 the Company recognized a net loss of $12,000 related to hedge ineffectiveness on the fair value swaps. During the three months ended March 31, 2016, the Company recognized a net loss of of $195,000 related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $327,000 for the three months ended March 31, 2017 related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. For the three months ended March 31, 2016 the Company recognized a net reduction in interest income of $472,000 related to the fair value hedges. For the three months ended March 31, 2016 the Company recognized net losses of $48,000 related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended March 31, 2017 and 2016.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $1.4 million is expected to be reclassified as a decrease to net interest income.

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2017	2016
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	OCI	$59	$(682)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	404	218
Amount of loss recognized in consolidated statements of comprehensive income		$(345)	$(900)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

At March 31, 2017, the Company had two interest rate swaps with an aggregate notional amount of $6.7 million not designated as fair value hedges associated with the Company's fixed rate loan program. At March 31, 2017, the fair value of the interest rate swaps asset and liability not designated as hedging instruments were $25,000 and $74,000, respectively. For the three months ended March 31, 2017, there was a net loss of $16,000 recorded in the income statement for the interest rate swaps not designated as hedging instruments. For the three months ended March 31, 2016 there was a net loss of $155,000 recorded in the income statement for the interest rate swaps not designated as hedging instruments.

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities," respectively, on the consolidated statements of financial condition. At March 31, 2017 and December 31, 2016, the fair value of mortgage derivative assets was $1.2 million and $1.4 million, respectively, and the fair value of mortgage derivative liabilities was $679,000 and $459,000, respectively. At March 31, 2017 and December 31, 2016, the Company had approximately $64.0 million and $49.9 million, respectively, of interest rate lock commitments, and $88.0 million and $76.7 million, respectively, of forward commitments for the future delivery of residential mortgage loans. The net gains related to interest rate lock commitments were $613,000 and $571,000 for the three months ended March 31, 2017 and 2016, respectively. The net losses for forward commitments related to these mortgage loans were $985,000 and $342,000 for the three months ended March 31, 2017 and March 31, 2016, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2017	2016
Amount of loss recognized in income on interest rate swaps	Noninterest income	$(16)	$(155)
Amount of gain recognized in income on interest rate lock commitments	Noninterest income	613	571
Amount of loss recognized in income on forward commitments	Noninterest income	(985)	(342)
Total (loss) gain recognized in income on derivatives not designated as hedging instruments		$(388)	$74

NOTE 10: BALANCE SHEET OFFSETTING AND REPURCHASE AGREEMENTS

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
March 31, 2017
Offsetting Assets
Interest rate swaps and caps	$2,104	$—	$2,104	$(462)	$(1,642)	$—
Offsetting Liabilities
Interest rate swaps and caps	$466	$—	$466	$(462)	$—	$4
Repurchase agreements	25,056	—	25,056	—	(25,056)	—
Total liabilities	$25,522	$—	$25,522	$(462)	$(25,056)	$4

December 31, 2016
Offsetting Assets
Interest rate swaps and caps	$1,793	$—	$1,793	$(718)	$(1,075)	$—
Offsetting Liabilities
Interest rate swaps and caps	$726	$—	$726	$(718)	$—	$8
Repurchase agreements	25,722	—	25,722	—	(25,722)	—
Total liabilities	$26,448	$—	$26,448	$(718)	$(25,722)	$8

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowed. The investment securities pledged are subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below the balance of the repurchase agreements on a daily basis and may be required to provide additional collateral. Securities pledged as collateral are maintained with our safekeeping agent.

At March 31, 2017 and December 31, 2016, securities sold under repurchase agreements were $25.1 million and $25.7 million, respectively, all of which mature on an overnight and continuous basis. At both March 31, 2017 and December 31, 2016, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at both March 31, 2017 and December 31, 2016 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%
Total Capital	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At March 31, 2017 and December 31, 2016, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	March 31, 2017			December 31, 2016
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$531,189	14.74%	$162,177	$526,282	14.78%	$160,258
Tier 1 Capital	531,189	14.74%	216,237	526,282	14.78%	213,678
Total Capital	558,166	15.49%	288,315	552,880	15.52%	284,904
Tier 1 Leverage	531,189	13.04%	162,981	526,282	14.90%	141,273

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	March 31, 2017				December 31, 2016
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
CET1 Capital	$473,178	13.19%	$161,425	$233,170	$463,164	13.06%	$159,535	$230,440
Tier 1 Capital	473,178	13.19%	215,233	286,978	463,164	13.06%	212,714	283,618
Total Capital	500,154	13.94%	286,978	358,722	489,762	13.81%	283,618	354,523
Tier 1 Leverage	473,178	11.67%	162,167	202,709	463,164	13.18%	140,572	175,715

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At March 31, 2017, State Bank had capacity to pay dividends of $24.4 million to the Company without prior regulatory approval.

At March 31, 2017, the Company had $38.1 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit:
Fixed	$77,071	$63,166
Variable	651,325	608,176
Letters of credit:
Fixed	6,526	6,985
Variable	3,005	3,239
Total commitments	$737,927	$681,566

The fixed rate loan commitments have maturities ranging from one month to fourteen years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company maintains a recourse liability for mortgage loans sold to investors. At March 31, 2017, the recourse liability was $304,000.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers between levels.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At March 31, 2017, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at March 31, 2017.

At March 31, 2017, the aggregate fair value of the Company's mortgage loans held-for-sale was $35.5 million and the contractual balance including accrued interest was $34.6 million, with a fair value mark totaling $934,000. The Company recognized a gain of $725,000 for the three months ended March 31, 2017 related to the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income. For the three months ended March 31, 2016, the amount recognized related to the change in fair value of the mortgage loans held-for-sale was a gain of $455,000.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$82,229	$—	$82,229
States and political subdivisions	—	301	—	301
Residential mortgage-backed securities — nonagency	—	147,982	—	147,982
Residential mortgage-backed securities — agency	—	550,813	—	550,813
Corporate securities	—	114,972	—	114,972
Mortgage loans held-for-sale	—	35,534	—	35,534
Mortgage derivatives	—	115	1,096	1,211
Interest rate swaps and caps	—	2,104	—	2,104
SBA servicing rights	—	—	3,547	3,547
Total recurring assets at fair value	$—	$934,050	$4,643	$938,693

Liabilities:
Interest rate swaps and caps	$—	$466	$—	$466
Mortgage derivatives	—	214	465	679
Total recurring liabilities at fair value	$—	$680	$465	$1,145

December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$88,649	$—	$88,649
States and political subdivisions	—	301	—	301
Residential mortgage-backed securities — nonagency	—	154,009	—	154,009
Residential mortgage-backed securities — agency	—	529,302	—	529,302
Corporate securities	—	74,917	—	74,917
Mortgage loans held for sale	—	35,813	—	35,813
Mortgage derivatives	—	663	699	1,362
Interest rate swaps and caps	—	1,793	—	1,793
SBA servicing rights	—	—	3,477	3,477
Total recurring assets at fair value	$—	$885,447	$4,176	$889,623

Liabilities:
Interest rate swaps and caps	$—	$726	$—	$726
Mortgage derivatives	—	14	445	459
Total recurring liabilities at fair value	$—	$740	$445	$1,185

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31
	2017
Mortgage Derivatives	Other Assets	Other Liabilities
Balance, beginning of period	$699	$445
Issuances (1)	842	465
Settlements and closed loans (1)	(445)	(445)
Balance, end of period	$1,096	$465

	Three Months Ended March 31
	2016
Mortgage Derivatives	Other Assets	Other Liabilities
Balance, beginning of period	$651	$361
Issuances (1)	1,051	627
Settlements and closed loans (1)	(352)	(353)
Balance, end of period	$1,350	$635

(1) The change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was a gain of $377,000 for the three months ended March 31, 2017. The change in fair value resulted in a gain of $425,000 for the three months ended March 31, 2016.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017
Impaired loans	$—	$—	$9,456	$9,456
Total nonrecurring assets at fair value	$—	$—	$9,456	$9,456

December 31, 2016
Impaired loans	$—	$—	$8,784	$8,784
Total nonrecurring assets at fair value	$—	$—	$8,784	$8,784

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $10.2 million and $9.6 million with respective valuation allowances of $756,000 and $831,000 at March 31, 2017 and December 31, 2016, respectively.

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

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017
Other real estate owned	$—	$—	$5,278	$5,278

December 31, 2016
Other real estate owned	$—	$—	$13,292	$13,292

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	March 31, 2017	December 31, 2016
Other real estate owned:
Other real estate owned at fair value	$5,278	$13,292
Estimated selling costs and other adjustments	(1,519)	(2,395)
Other real estate owned	$3,759	$10,897

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

March 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,547	Discounted cash flows	Discount rate	9% - 18% (13%)
			Prepayment speed	3% - 11% (8%)
Mortgage derivatives - asset	$1,096	Pricing model	Pull-through rate	83%
Mortgage derivatives - liability	$465	Pricing model	Pull-through rate	83%
Impaired loans - collateral dependent	$9,456	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (7%)
Other real estate owned	$5,278	Third party appraisal	Management discount for property type and recent market volatility	0% - 25% (16%)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,477	Discounted cash flows	Discount rate	9% - 18% (13%)
			Prepayment speed	3% - 11% (8%)
Mortgage derivatives - asset	$699	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$445	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$8,784	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$13,292	Third party appraisal	Management discount for property type and recent market volatility	0% - 68% (16%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The Company has determined the estimated fair value amounts using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at March 31, 2017 and December 31, 2016.

		March 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$74,323	$74,323	$149,593	$149,593
Investment securities available-for-sale	Level 2	896,297	896,297	847,178	847,178
Investment securities held-to-maturity	Level 2 & 3	67,053	67,702	67,063	67,435
Loans held-for-sale	Level 2	51,380	52,527	52,169	53,770
Loans, net	Level 3	2,827,804	2,851,862	2,787,974	2,820,484
Other real estate owned	Level 3	3,759	5,278	10,897	13,292
Interest rate swaps and caps	Level 2	2,104	2,104	1,793	1,793
Mortgage derivatives	Levels 2 & 3	1,211	1,211	1,362	1,362
SBA servicing rights	Level 3	3,547	3,547	3,477	3,477
Accrued interest receivable	Level 2	10,005	10,005	10,210	10,210
Federal Home Loan Bank stock	Level 3	8,036	8,036	5,680	5,680

Liabilities:
Deposits	Level 2	$3,409,775	$3,408,896	$3,431,165	$3,430,405
Securities sold under repurchase agreements	Level 2	25,056	25,056	27,673	27,673
FHLB borrowings	Level 2	100,000	100,000	47,014	47,014
Notes payable	Level 2	398	398	398	398
Interest rate swaps and caps	Level 2	466	466	726	726
Mortgage derivatives	Levels 2 & 3	679	679	459	459
Accrued interest payable	Level 2	1,202	1,202	2,312	2,312

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

Notes Payable

Notes payable are variable rate subordinated debt for which performance is based on the underlying notes receivable. Interest rates adjust according to market value; therefore, the carrying amount approximates fair value.

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

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended
	March 31
	2017	2016
Numerator:
Net income per consolidated statements of income	$11,558	$10,838
Net income allocated to participating securities	(295)	(285)
Net income allocated to common stock	$11,263	$10,553

Basic earnings per share computation:
Net income allocated to common stock	$11,263	$10,553
Weighted average common shares outstanding, including shares considered participating securities	38,860,165	37,065,427
Less: Average participating securities	(992,447)	(973,158)
Weighted average shares	37,867,718	36,092,269
Basic earnings per share	$.30	$.29

Diluted earnings per share computation:
Net income allocated to common stock	$11,263	$10,553
Weighted average common shares outstanding for basic earnings per share	37,867,718	36,092,269
Weighted average dilutive grants	86,867	95,393
Weighted average shares and dilutive potential common shares	37,954,585	36,187,662
Diluted earnings per share	$.30	$.29

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
March 31, 2017
Balance, beginning of period	$(1,200)	$(175)	$(1,082)	$(2,457)
Other comprehensive loss before income taxes:
Net change in unrealized (losses) gains	(576)	—	59	(517)
Amounts reclassified for net (gains) losses realized and included in earnings	(12)	—	404	392
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	(2)	—	(2)
Income tax (benefit) expense	(220)	—	183	(37)
Balance, end of period	$(1,568)	$(177)	$(802)	$(2,547)

March 31, 2016
Balance, beginning of period	$(272)	$—	$(1,362)	$(1,634)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	5,656	—	(682)	4,974
Amounts reclassified for net (gains) losses realized and included in earnings	(13)	—	218	205
Transfer of net unrealized losses from available-for-sale to held-to-maturity	172	(172)	—	—
Amortization of unrealized gain on securities transferred to-held-to-maturity	—	1	—	1
Income tax expense (benefit)	2,249	—	(180)	2,069
Balance, end of period	$3,294	$(171)	$(1,646)	$1,477

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended
	March 31
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2017	2016
Investment securities available-for-sale
Gain on sale of investment securities	$12	$13
Income tax expense	(5)	(5)
Net income	$7	$8

Cash flow hedges (effective portion)
Interest expense on deposits	$(404)	$(218)
Income tax benefit	155	84
Net income	$(249)	$(134)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at March 31, 2017 as compared to December 31, 2016 and our results of operations for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2016 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company ("State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005 in Pinehurst, Georgia. Between July 24, 2009 and March 31, 2017, we successfully completed 16 bank acquisitions totaling $5.1 billion in assets and $4.5 billion in deposits.

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank.

As a result of our acquisitions, we were transformed from a small community bank to a much larger commercial bank. We are now operating 31 full-service branches throughout seven of Georgia's eight largest MSAs. We also operate eight mortgage origination offices. At March 31, 2017, our total assets were $4.2 billion, our total loans receivable were $2.9 billion, our total deposits were $3.4 billion and our total shareholders' equity was $620.3 million.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended March 31, 2017:

•	This is our first quarter of results of operations that includes our recent acquisitions of NBG Bancorp and S Bankshares, each of which closed on December 31, 2016.

•	We successfully integrated each institution into our operations and completed their system conversions in February.

•	Net income for the quarter ended March 31, 2017 was $11.6 million, or $.30 per diluted share, compared to net income of $10.8 million, or $.29 per diluted share, for the quarter ended March 31, 2016.

•
Our net interest income on a taxable equivalent basis was $44.1 million for the quarter ended March 31, 2017, an increase of $7.3 million, or 19.8%, from the quarter ended March 31, 2016. Our interest income increased $8.4 million for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, attributable to a $9.7 million increase in loan interest income and a $785,000 increase in interest income on invested funds, partially offset by a $2.1 million decline in accretion income on loans.

•
We experienced continued loan growth during the three months ended March 31, 2017. At March 31, 2017, total organic and purchased non-credit impaired loans were $2.7 billion, an increase of $46.7 million, or 1.8%, from December 31, 2016. The growth in organic and purchased non-credit impaired loans was offset by a decrease of $6.5 million, or 4.0%, in purchased credit impaired loans.

•
The accretable discount on purchased credit impaired loans decreased $6.2 million to $63.1 million at March 31, 2017, compared to $69.3 million at December 31, 2016. The decrease is a result of $7.7 million in accretion income recognized on purchased credit impaired loans, offset by transfers from nonaccretable to accretable discount of $1.4 million.

•	Asset quality remained strong at March 31, 2017 with a ratio of nonperforming assets to total loans plus other real estate owned of .49% and a ratio of nonperforming loans to total loans of .36%.

•
The average cost of funds remained low at 37 basis points for the quarter ended March 31, 2017, an increase of eight basis points from the same period in 2016, primarily due to a time deposit special offered during the fourth quarter of 2015 and first quarter of 2016.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 13.04%, CET1 and Tier 1 risk-based capital ratios of 14.74%, and a Total risk-based capital ratio of 15.49% at March 31, 2017.

•	During the first quarter of 2017, we declared and paid a cash dividend of $0.14 per common share to our shareholders.
Recent Developments
Acquisition of NBG Bancorp, Inc. and The National Bank of Georgia
On December 31, 2016, we completed our acquisition of NBG Bancorp, Inc. ("NBG Bancorp"), the holding company for The National Bank of Georgia ("National Bank of Georgia"), a national banking association. NBG Bancorp was immediately merged into the Company followed by the merger of National Bank of Georgia with and into State Bank. We paid total consideration of approximately $77.9 million for all outstanding shares of NBG Bancorp, consisting of $34.2 million in cash and $43.7 million in our common stock. With the acquisition of National Bank of Georgia, we acquired one branch in Athens, Georgia, one branch in Gainesville, Georgia, and a mortgage office in Athens, Georgia.

Acquisition of S Bankshares, Inc. and S Bank

On December 31, 2016, we completed our acquisition of S Bankshares Inc. ("S Bankshares"), the holding company for S Bank, a Georgia state-chartered bank. S Bankshares was immediately merged into the Company followed by the merger of S Bank with and into State Bank. We paid total consideration of approximately $12.6 million for all outstanding shares of S Bankshares, consisting of $4.3 million in cash and $8.3 million in our common stock. With the acquisition of S Bank, we acquired four branches in Savannah, Glennville, Reidsville and Hinesville, Georgia.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2016 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2016 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Financial Summary

The following table provides unaudited selected financial data at and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2, including Table 2 below, "Non-GAAP Measures Reconciliation".

Table 1 - Financial Highlights Selected Financial Information
	2017	2016
(dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

SELECTED RESULTS OF OPERATIONS
Interest income on loans	$34,060	$26,696	$26,580	$25,406	$24,342
Accretion income on loans	7,677	10,271	9,335	13,961	9,743
Interest income on invested funds	5,460	4,810	4,714	4,726	4,673
Total interest income	47,197	41,777	40,629	44,093	38,758
Interest expense	3,239	2,631	2,504	2,371	2,113
Net interest income	43,958	39,146	38,125	41,722	36,645
Provision for loan and lease losses (organic & PNCI loans)	1,361	300	7	1,600	1,689
Provision for loan and lease losses (purchased credit impaired loans)	(359)	(23)	81	(1,594)	(1,823)
Total provision for loan and lease losses	1,002	277	88	6	(134)
Total noninterest income	9,459	9,911	9,769	10,230	9,391
Total noninterest expense	34,565	32,875	28,480	30,674	28,898
Income before income taxes	17,850	15,905	19,326	21,272	17,272
Income tax expense	6,292	5,578	6,885	7,287	6,434
Net income	$11,558	$10,327	$12,441	$13,985	$10,838

COMMON SHARE DATA
Basic earnings per share	$.30	$.28	$.34	$.38	$.29
Diluted earnings per share	.30	.28	.34	.38	.29
Cash dividends declared per share	.14	.14	.14	.14	.14
Book value per share	15.96	15.80	15.21	15.00	14.73
Tangible book value per share (1)	13.66	13.48	13.99	13.77	13.49
Dividend payout ratio	46.67%	50.00%	41.18%	36.84%	48.28%

COMMON SHARES OUTSTANDING
Common stock	38,870,424	38,845,573	36,894,553	36,894,641	37,052,008
Weighted average shares outstanding:
Basic	37,867,718	35,904,009	35,863,183	35,822,654	36,092,269
Diluted	37,954,585	36,009,098	35,965,948	35,923,691	36,187,662

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (2)	$2,846,618	$2,431,512	$2,406,629	$2,326,666	$2,250,518
Assets	4,182,008	3,636,159	3,564,470	3,524,231	3,476,646
Deposits	3,423,506	2,975,510	2,866,822	2,873,019	2,854,514
Equity	617,056	559,561	557,365	546,838	542,444
Tangible equity (1)	527,650	514,982	512,265	501,221	496,287

Table 1 - Financial Highlights Selected Financial Information
	2017	2016
(dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SELECTED ACTUAL BALANCES
Total assets	$4,202,681	$4,225,265	$3,616,775	$3,586,766	$3,533,213
Investment securities	963,350	914,241	889,726	888,060	910,167
Organic loans	2,172,555	2,090,564	2,030,457	2,004,858	1,895,340
Purchased non-credit impaired loans	528,065	563,362	189,053	205,705	223,398
Purchased credit impaired loans	154,160	160,646	126,836	134,533	139,795
Allowance for loan and lease losses	(26,976)	(26,598)	(27,177)	(27,599)	(30,345)
Interest-earning assets	3,931,732	3,917,356	3,403,046	3,375,061	3,326,274
Total deposits	3,409,775	3,431,165	2,959,292	2,885,490	2,905,598
Interest-bearing liabilities	2,590,391	2,521,831	2,109,226	2,152,138	2,049,398
Noninterest-bearing liabilities	992,007	1,089,801	946,415	881,272	937,960
Shareholders' equity	620,283	613,633	561,134	553,356	545,855

PERFORMANCE RATIOS
Return on average assets (3)	1.12%	1.13%	1.39%	1.60%	1.25%
Return on average equity (3)	7.60	7.34	8.88	10.29	8.04
Cost of funds	.37	.35	.34	.33	.29
Net interest margin (4)	4.59	4.56	4.54	5.08	4.53
Net interest margin excluding accretion income (5)	3.95	3.50	3.57	3.53	3.48
Interest rate spread (4)	4.41	4.38	4.37	4.91	4.37
Efficiency ratio (6)	64.71	67.01	59.46	59.04	62.77

CAPITAL RATIOS
Average equity to average assets	14.76%	15.39%	15.64%	15.52%	15.60%
Leverage ratio	13.04	14.90	14.64	14.56	14.59
CET1 risk-based capital ratio	14.74	14.78	16.68	16.52	17.09
Tier 1 risk-based capital ratio	14.74	14.78	16.68	16.52	17.09
Total risk-based capital ratio	15.49	15.52	17.56	17.42	18.13

ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.09%	.10%	.05%	.47%	.03%
Nonperforming loans to total loans	.28	.30	.32	.35	.50
Nonperforming assets to loans + ORE	.29	.31	.32	.35	.50
Past due loans to total loans	.08	.06	.09	.18	.47
Allowance for loan and lease losses to loans	1.01	1.01	1.07	1.10	1.19

(1)	Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2, "Non-GAAP Measures Reconciliation" for further information.

(2)
Includes quarter-to-date average nonaccrual loans of $9.9 million for first quarter 2017, $8.4 million for fourth quarter 2016, $8.6 million for third quarter 2016, $10.0 million for second quarter 2016 and $8.9 million for first quarter 2016.

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

Table 2 - Non-GAAP Measures Reconciliation Selected Financial Information
	2017			2016
(dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

BOOK VALUE PER COMMON SHARE RECONCILIATION
Book value per common share (GAAP)	$15.96	$15.80	$15.21	$15.00	$14.73
Effect of goodwill and other intangibles	(2.30)	(2.32)	(1.22)	(1.23)	(1.24)
Tangible book value per common share	$13.66	$13.48	$13.99	$13.77	$13.49

AVERAGE TANGIBLE EQUITY RECONCILIATION
Average equity (GAAP)	$617,056	$559,561	$557,365	$546,838	$542,444
Effect of average goodwill and other intangibles	(89,406)	(44,579)	(45,100)	(45,617)	(46,157)
Average tangible equity	$527,650	$514,982	$512,265	$501,221	$496,287

Results of Operations

Net Income

We reported net income of $11.6 million for the three months ended March 31, 2017 compared to net income of $10.8 million for the same period in 2016. Diluted earnings per common share were $.30 for the three months ended March 31, 2017 compared to diluted earnings per common share of $.29 for the same period in 2016.

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

Three Months Ended March 31, 2017 and 2016

Our net interest income on a taxable equivalent basis was $44.1 million for the three months ended March 31, 2017, an increase of $7.3 million, or 19.8%, from the three months ended March 31, 2016. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $583.1 million and investment securities of $69.5 million compared to the three months ended March 31, 2016. An increase in average interest bearing deposits of $475.8 million and other borrowings of $47.7 million compared to the three months ended March 31, 2016 partially offset the impact of the increases in average loans, excluding purchased credit impaired loans, and investment securities.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.41% for the three months ended March 31, 2017, compared to 4.37% for the same period in 2016, an increase of four basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.59% for the three months ended March 31, 2017 compared to 4.53% for the same period in 2016, an increase of six basis points.

The yield on average earning assets was 4.93% for the three months ended March 31, 2017, compared to 4.79% for the three months ended March 31, 2016, an increase of 14 basis points, driven primarily by a $9.7 million increase in interest income on loans, excluding purchased credit impaired loans. Our yield on loans, excluding purchased credit impaired loans, was 5.15% for the three months ended March 31, 2017, compared to 4.67% for the same period in 2016, an increase of 48 basis points. The increase primarily resulted from a combination of variable rate loans repricing due to changes in index rate and accretion of purchase accounting discounts on purchased non-credit impaired loans. The yield on our investment portfolio was 2.26% and 2.05% for the three months ended March 31, 2017 and 2016, respectively. The increase of 21 basis points compared to the prior period was primarily driven by variable rate securities repricing due to changes in index rates. The increases in interest income on loans, excluding purchased credit impaired loans, and investment securities was partially offset by a decline in accretion income on purchased credit impaired loans. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decrease of 757 basis points in our yield on purchased credit impaired loans was primarily due to the lower yield on the portfolios acquired in our recent acquisitions as well as the timing of customer payments as compared to the three months ended March 31, 2016.

The average rate on interest-bearing liabilities was .52% for the three months ended March 31, 2017, an increase of ten basis points from the same period in 2016. The average rate paid on interest-bearing deposits was .51% and .42% for the three months ended March 31, 2017 and 2016, respectively. The increase of nine basis points was primarily the result of an increase in the rate paid on savings and money market accounts acquired in our recent acquisitions and a shift in the mix of interest-bearing deposits to savings and money market accounts. Our cost of funds was 37 basis points for the three months ended March 31, 2017, an increase of eight basis points from the same period in 2016.

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

	For the Three Months Ended
	March 31, 2017			March 31, 2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$85,720	$92.44%		$126,289	$120.38%
Investment securities (1)	961,913	5,368	2.26%	892,365	4,555	2.05%
Loans, excluding purchased credit impaired loans (2)(3)	2,692,564	34,200	5.15%	2,109,449	24,507	4.67%
Purchased credit impaired loans	154,054	7,677	20.21%	141,069	9,743	27.78%
Total earning assets	3,894,251	47,337	4.93%	3,269,172	38,925	4.79%
Total nonearning assets	287,757			207,474
Total assets	$4,182,008			$3,476,646
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$602,378	$184.12%		$538,926	$165.12%
Savings & money market deposits	1,388,876	2,056.60%		1,036,498	1,294.50%
Time deposits less than $250,000	387,090	690.72%		314,950	401.51%
Time deposits $250,000 or greater	69,721	126.73%		53,786	71.53%
Brokered and wholesale time deposits	19,926	52	1.06%	48,039	128	1.07%
Other borrowings	81,344	131.65%		33,635	54.65%
Total interest-bearing liabilities	2,549,335	3,239.52%		2,025,834	2,113.42%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	955,515			862,315
Other liabilities	60,102			46,053
Shareholders’ equity	617,056			542,444
Total liabilities and shareholders’ equity	$4,182,008			$3,476,646
Net interest income		$44,098			$36,812
Net interest spread			4.41%			4.37%
Net interest margin			4.59%			4.53%
Net interest margin excluding accretion income			3.95%			3.48%
Cost of funds			.37%			.29%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $0 and $2,000 for the three months ended March 31, 2017 and 2016, respectively.
(2)   Includes average nonaccrual loans of $9.9 million and $8.9 million for the three months ended March 31, 2017 and 2016, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $140,000 and $165,000 for the three months ended March 31, 2017 and 2016, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2017 vs. 2016
	Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$7,247	$2,446	$9,693
Loan accretion	835	(2,901)	(2,066)
Investment securities	370	443	813
Interest-bearing deposits in other financial institutions	(43)	15	(28)
Total interest income	8,409	3	8,412

Interest expense:
Deposits	549	500	1,049
Other borrowings	77	—	77
Total interest expense	626	500	1,126
Net interest income	$7,783	$(497)	$7,286

(1) Amounts shown as increase (decrease) due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses (ALLL) at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under U.S. generally accepted accounting principles. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the ALLL and corresponding provision for loan and lease losses considers ongoing evaluations of the credit quality and level of credit risk inherent in various segments of the loan portfolio, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. Please see the discussion below entitled "Allowance for Loan and Lease Losses (ALLL)" under "Balance Sheet Review" for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

Organic Loans

For the three months ended March 31, 2017 and 2016, we recorded provisions of $1.3 million and $1.5 million, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. There was a provision for loan and lease losses of $99,000 recorded for the three months ended March 31, 2017. This is in comparison to a provision of $143,000 for the three months ended March 31, 2016.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the allowance for loan and lease losses. Subsequent significant increases in the amount of cash expected to be collected from the borrower results first in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $359,000 for the three months ended March 31, 2017, compared to a negative provision of $1.8 million for the three months ended March 31, 2016.

Noninterest Income

Noninterest income for the three months ended March 31, 2017 totaled $9.5 million, up $68,000 from the same period in 2016. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2017	2016
Service charges on deposits	$1,467	$1,386
Mortgage banking income	2,894	3,041
SBA income	1,178	1,502
Payroll and insurance income	1,495	1,518
ATM income	832	745
Bank-owned life insurance income	484	462
Prepayment fees	134	368
Gain on sale of investment securities	12	13
Other	963	356
Total noninterest income	$9,459	$9,391

Mortgage banking income decreased $147,000, or 4.8%, for the three months ended March 31, 2017 from the same period in 2016. The decrease in mortgage banking income was primarily attributable to a decrease of $601,000 in mark-to-market on mortgage derivatives, partially offset by increases in mark-to-market on loans held-for-sale of $270,000 and gains on sale of loans of $207,000. SBA income for the three months ended March 31, 2017 decreased $324,000, or 21.6%, from the same period in 2016. The decrease in SBA income is primarily attributable to a decrease of $358,000 in gains on sale of loans booked during the three months ended March 31, 2017, compared to the same period in 2016.

Payroll and insurance income decreased $23,000, or 1.5%, for the three months ended March 31, 2017 from the same period in 2016. We implemented a new pricing model was implemented in 2017 for payroll customers whereby the per month charge now includes fees for certain annual tax reporting filings that were previously billed when completed. We continued to increase the number of payroll customers compared to the same period in 2016.

Prepayment fees decreased $234,000 for the three months ended March 31, 2017 from the same period in 2016. The decrease in prepayment fees resulted from a drop off in the number of fixed rate loans that were paid off early which had increased during the first quarter of 2016.

Other noninterest income increased $607,000, or 170.5%, for the three months ended March 31, 2017, compared to the same period in 2016. The increase in other noninterest income was primarily attributable to increases in gains on sale of equipment finance loans totaling $190,000 and the mark-to-market on interest rate swaps and hedged assets of $316,000 in the three month period ended March 31, 2017, as compared to the same quarter last year.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2017 totaled $34.6 million, up $5.7 million from the same period in 2016.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2017	2016
Salaries and employee benefits	$22,057	$18,760
Occupancy and equipment	3,280	3,101
Data processing	2,639	2,075
Legal and professional fees	1,805	953
Merger-related expenses	2,235	—
Marketing	664	502
Federal deposit insurance premiums and other regulatory fees	397	562
Loan collection costs and OREO activity	(1,042)	485
Amortization of intangibles	696	545
Other	1,834	1,915
Total noninterest expense	$34,565	$28,898

Salaries and employee benefits increased $3.3 million, or 17.6%, for the three months ended March 31, 2017 from the same period in 2016. The increase in salaries and employee benefits for the three months ended March 31, 2017 was primarily attributable to $1.8 million related to our acquisitions of National Bank of Georgia and S Bank. The increase was also attributable to additional staff added in our Patriot Capital and SBA lending divisions.

Data processing increased $564,000, or 27.2%, for the three months ended March 31, 2017 from the same period in 2016. This increase was primarily attributable to data processing expenses that we incurred related to our acquisitions of National Bank of Georgia and S Bank before each institution was converted to our core system in February 2017. Legal and professional fees increased $852,000, or 89.4%, for the three months ended March 31, 2017 from the same period in 2016. The increase was largely due to a support system project which was completed during the quarter.

Marketing increased $162,000, or 32.3%, for the three months ended March 31, 2017 from the same period in 2016. These increases are primarily related to targeted promotions in certain of our market areas.

Loan collection costs and OREO activity, which are net of rental fees on OREO properties as well as gains and losses on OREO, were $(1.0) million for the three months ended March 31, 2017, a decrease of $1.5 million, or 314.8%, compared to the same period in 2016. The net decrease is primarily attributable to net gains on sale of OREO of $1.0 million for the three months ended March 31, 2017, compared to a net loss of $115,000 for the same period in 2016. Additionally, loan collection expenses and rental fees declined $452,000 for the three months ended March 31, 2017, compared to the same period in 2016.

Amortization of intangibles increased $151,000, or 27.7%, for the three months ended March 31, 2017 from the same period in 2016. These increases are primarily related to intangibles recorded and amortized from our acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc. in the fourth quarter of 2016.

Merger-related expenses were $2.2 million for the three months ended March 31, 2017 compared to none in the same period in 2016. Merger-related expenses in 2017 were attributable to our acquisitions and integrations of NBG Bancorp and S Bankshares. These expenses include, among other things, liquidating damages from contract terminations, system conversion costs, severance, and professional fees

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The effective tax rate was 35.2% and 37.3% for the three months ended March 31, 2017 and 2016, respectively.

Balance Sheet Review

General

At March 31, 2017, we had total assets of approximately $4.2 billion, consisting principally of $2.2 billion in net organic loans, $527.6 million in net purchased non-credit impaired loans, $149.6 million in net purchased credit impaired loans, $963.4 million in investment securities, $3.8 million in other real estate owned and $74.3 million in cash and cash equivalents. Our liabilities at March 31, 2017 totaled $3.6 billion, consisting principally of $3.4 billion in deposits. At March 31, 2017, our shareholders' equity was $620.3 million.

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

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At March 31, 2017, we had $896.3 million in available-for-sale securities representing approximately 21.3% of total assets, compared to $847.2 million, or 20.1% of total assets, at December 31, 2016. The $49.1 million, or 5.8%, increase in our available-for-sale securities from December 31, 2016 to March 31, 2017 was due primarily to additional purchases of available-for-sale securities to receive a higher return on liquid assets.

At March 31, 2017 and December 31, 2016, we had $67.1 million in held-to-maturity securities. During the first quarter of 2016, we reclassified $56.6 million in investment securities from available-for-sale to held-to-maturity. We reclassified these securities, which are expected to be held to maturity, to minimize the impact of future interest rate changes on accumulated other comprehensive income (loss). This reclassification will remain in effect until the investments are called or mature.

        At March 31, 2017, $82.2 million, or 8.5%, of our investment securities were invested in securities of U.S. Government agencies, compared to $88.6 million, or 9.7%, at December 31, 2016. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At March 31, 2017, $550.8 million, or 57.2%, of our securities were invested in agency mortgage-backed securities, compared to $529.3 million, or 57.9%, at December 31, 2016. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At March 31, 2017, $148.0 million, or 15.4% of our investment securities were invested in nonagency mortgage-backed securities, compared to $154.0 million, or 16.8%, at December 31, 2016. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At March 31, 2017, $56.8 million, or 5.9%, of our investment securities were invested in asset-backed securities, compared to $56.8 million, or 6.2%, at December 31, 2016. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The investment in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that would provide higher returns than other variable rate securities without adding significant risk. At March 31, 2017, $125.2 million, or 13.0%, of our investment securities were invested in corporate securities, compared to $85.2 million, or 9.3%, at December 31, 2016. Corporate securities currently consist of short duration debt and longer term financial institution subordinated debt securities. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our investment portfolio at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$82,551	$82,229	$89,044	$88,649
States and political subdivisions	300	301	300	301
Residential mortgage-backed securities — nonagency	145,576	147,982	151,519	154,009
Residential mortgage-backed securities — agency	556,024	550,813	533,479	529,302
Corporate securities	114,390	114,972	74,793	74,917
Total investment securities available-for-sale	$898,841	$896,297	$849,135	$847,178

	March 31, 2017		December 31, 2016
Investment Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$56,818	$57,302	$56,804	$57,085
Corporate securities	10,235	10,400	10,259	10,350
Total investment securities available-for-sale	$67,053	$67,702	$67,063	$67,435

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Investment Securities Available-for-Sale	Distribution of Maturities (1)
March 31, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$2,489	$80,062	$—	$—	$82,551
States and political subdivisions	—	300	—	—	300
Residential mortgage-backed securities — nonagency	—	—	—	145,576	145,576
Residential mortgage-backed securities — agency	—	20,386	313,373	222,265	556,024
Corporate securities	9,250	89,257	7,000	8,883	114,390
Total debt securities	$11,739	$190,005	$320,373	$376,724	$898,841

Fair Value (1):
U.S. Government securities	$2,494	$79,735	$—	$—	$82,229
States and political subdivisions	—	301	—	—	301
Residential mortgage-backed securities — nonagency	—	—	—	147,982	147,982
Residential mortgage-backed securities — agency	—	20,362	310,775	219,676	550,813
Corporate securities	9,252	89,560	7,025	9,135	114,972
Total debt securities	$11,746	$189,958	$317,800	$376,793	$896,297

Weighted average yield (2):
Total debt securities	1.57%	1.99%	1.51%	2.64%	2.08%

Investment Securities Held-to-Maturity	Distribution of Maturities (1)
March 31, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$41,347	$15,471	$56,818
Corporate securities	—	—	10,235	—	10,235
Total debt securities	$—	$—	$51,582	$15,471	$67,053

Fair Value (1):
Asset-backed securities	$—	$—	$41,733	$15,569	$57,302
Corporate securities	—	—	10,400	—	10,400
Total debt securities	$—	$—	$52,133	$15,569	$67,702

Weighted average yield (2):
Total debt securities	—%	—%	3.68%	2.98%	3.52%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $2.8 billion at March 31, 2017 and December 31, 2016. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $82.0 million, or 3.9%, to $2.2 billion at March 31, 2017 from December 31, 2016. The $82.0 million increase was a result of strong economic conditions and traction in asset generating verticals. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards for organic loans.

Purchased Loans

Purchased non-credit impaired loans were $528.1 million at March 31, 2017, down $35.3 million, or 6.3%, from December 31, 2016. Our purchased non-credit impaired loans declined as these loans were paid down or refinanced. Our purchased credit impaired loans decreased $6.5 million, or 4.0%, to $154.2 million at March 31, 2017 from December 31, 2016. Our purchased credit impaired loans declined as these loans were paid down, refinanced or charged-off.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2017					December 31, 2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$418,186	$43,787	$17,211	$479,184	16.8%	$500,018	$51,208	$16,537	$567,763	20.2%
Other commercial real estate	885,570	188,737	60,664	1,134,971	39.8%	754,790	209,531	60,742	1,025,063	36.4%
Total commercial real estate	1,303,756	232,524	77,875	1,614,155	56.5%	1,254,808	260,739	77,279	1,592,826	56.6%
Residential real estate	161,460	137,699	49,728	348,887	12.2%	144,295	144,596	54,507	343,398	12.2%
Owner-occupied real estate	251,703	119,871	22,099	393,673	13.8%	256,317	115,566	23,980	395,863	14.1%
Commercial, financial & agricultural	336,257	33,690	4,153	374,100	13.1%	327,381	36,206	4,533	368,120	13.1%
Leases	62,603	—	—	62,603	2.2%	71,724	—	—	71,724	2.5%
Consumer	56,776	4,281	305	61,362	2.1%	36,039	6,255	347	42,641	1.5%
Total gross loans receivable, net of deferred fees	2,172,555	528,065	154,160	2,854,780	100.0%	2,090,564	563,362	160,646	2,814,572	100.0%
Allowance for loan and lease losses	(21,885)	(491)	(4,600)	(26,976)		(21,086)	(439)	(5,073)	(26,598)
Total loans, net	$2,150,670	$527,574	$149,560	$2,827,804		$2,069,478	$562,923	$155,573	$2,787,974

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

At March 31, 2017, our total ALLL for the loan portfolio was $27.0 million, an increase of $378,000 compared to December 31, 2016. The ALLL reflected $624,000 of net charge-offs and a $1.0 million provision for loan and lease losses on our total loan portfolio for the three months ended March 31, 2017.

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

At March 31, 2017, our organic ALLL increased $799,000 to $21.9 million, compared to $21.1 million at December 31, 2016. The increase in our organic ALLL at March 31, 2017 is largely from $1.3 million of provision for loan and lease losses charged to expense for the three months ended March 31, 2017, primarily due to organic loan growth and an increase in net charge-offs. Net charge-offs on organic loans for the three months ended March 31, 2017, increased $319,000 compared to the same period in 2016. The increase in net charge-offs primarily related to our lease portfolio.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At March 31, 2017, our purchased non-credit impaired ALLL was $491,000, an increase of $52,000 compared to December 31, 2016. The increase in the purchased non-credit impaired ALLL was primarily due to the calculated ALLL exceeding the remaining discount on certain loan pools.

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

At March 31, 2017, our purchased credit impaired ALLL was $4.6 million, compared to $5.1 million at December 31, 2016. The provision for loan and lease losses charged to expense for the three months ended March 31, 2017 was negative $359,000, compared to negative $1.8 million for the same period in 2016. The increase was primarily due to improvement in expected cash flows during the most recent quarterly re-estimation, partially offset by net charge-offs during the period. At March 31, 2017, our overall outstanding purchased credit impaired loan portfolio balance continued to decline with an ending balance of $154.2 million compared to $160.6 million at December 31, 2016. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

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

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Three Months Ended March 31
	2017				2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$21,086	$439	$5,073	$26,598	$21,224	$53	$7,798	$29,075
Charge-offs:
Construction, land & land development	—	—	(1)	(1)	—	—	(380)	(380)
Other commercial real estate	—	—	(72)	(72)	—	—	(128)	(128)
Total commercial real estate	—	—	(73)	(73)	—	—	(508)	(508)
Residential real estate	(23)	—	(4)	(27)	(28)	(62)	(517)	(607)
Owner-occupied real estate	—	—	(36)	(36)	—	—	(211)	(211)
Commercial, financial & agricultural	(60)	(45)	(1)	(106)	(87)	—	(228)	(315)
Leases	(364)	—	—	(364)	(110)	—	—	(110)
Consumer	(93)	(3)	—	(96)	(15)	(1)	(52)	(68)
Total charge-offs	$(540)	$(48)	$(114)	$(702)	$(240)	$(63)	$(1,516)	$(1,819)
Recoveries:
Construction, land & land development	—	—	—	—	—	—	330	330
Other commercial real estate	—	—	—	—	—	—	1,879	1,879
Total commercial real estate	—	—	—	—	—	—	2,209	2,209
Residential real estate	3	—	—	3	1	16	394	411
Owner-occupied real estate	—	—	—	—	—	—	207	207
Commercial, financial & agricultural	29	—	—	29	95	—	231	326
Leases	41	—	—	41	—	—	—	—
Consumer	4	1	—	5	—	17	53	70
Total recoveries	$77	$1	$—	$78	$96	$33	$3,094	$3,223
Net (charge-offs) recoveries	(463)	(47)	(114)	(624)	(144)	(30)	1,578	1,404
Provision for loan and lease losses	1,262	99	(359)	1,002	1,546	143	(1,823)	(134)
Balance, at end of period	$21,885	$491	$4,600	$26,976	$22,626	$166	$7,553	$30,345
Allowance for loan and lease losses to loans	1.01%	.09%	2.98%	.94%	1.19%	.07%	5.40%	1.34%
Ratio of net charge-offs (recoveries) to average loans outstanding	.09%	.03%	.30%	.09%	.03%	.05%	(4.50)%	(.25)%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$4,094	14.7%	$5,705	17.8%
Other commercial real estate	8,018	31.1%	6,062	26.8%
Total commercial real estate	12,112	45.8%	11,767	44.6%
Residential real estate	1,666	5.7%	1,786	5.1%
Owner-occupied real estate	2,108	8.8%	2,239	9.1%
Commercial, financial & agricultural	4,514	11.8%	4,093	11.6%
Leases	710	2.2%	655	2.5%
Consumer	775	2.0%	546	1.3%
Total allowance for organic loans	$21,885	76.3%	$21,086	74.2%

Purchased Non-credit Impaired loans
Construction, land & land development	$195	1.5%	$88	1.8%
Other commercial real estate	44	6.6%	—	7.4%
Total commercial real estate	239	8.1%	88	9.2%
Residential real estate	175	4.8%	72	5.1%
Owner-occupied real estate	76	4.2%	44	4.1%
Commercial, financial & agricultural	—	1.2%	235	1.3%
Consumer	1	0.1%	—	0.2%
Total allowance for purchased non-credit impaired loans	$491	18.4%	$439	19.9%

Purchased Credit Impaired loans
Construction, land & land development	$751	0.6%	$754	0.6%
Other commercial real estate	1,322	2.1%	1,429	2.2%
Total commercial real estate	2,073	2.7%	2,183	2.8%
Residential real estate	959	1.7%	1,196	2.0%
Owner-occupied real estate	1,531	0.8%	1,655	0.9%
Commercial, financial & agricultural	37	0.1%	38	0.2%
Consumer	—	—%	1	—%
Total allowance for purchased credit impaired loans	$4,600	5.3%	$5,073	5.9%
Total allowance for loan and lease losses	$26,976	100.0%	$26,598	100.0%

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At March 31, 2017, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose are transferred into OREO at the lower of their carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At March 31, 2017, OREO totaled $3.8 million, a decrease of $7.1 million from December 31, 2016. The decrease is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $449,000, offset by $7.6 million in sales of OREO.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	March 31, 2017				December 31, 2016
Nonperforming Assets	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total
Nonaccrual loans	$6,114	$4,098	$—	$10,212	$6,234	$3,381	$—	$9,615
Accruing TDRs	—	—	—	—	—	—	—	—
Total nonperforming loans	6,114	4,098	—	10,212	6,234	3,381	—	9,615
Other real estate owned	232	—	3,527	3,759	282	—	10,615	10,897
Total nonperforming assets	$6,346	$4,098	$3,527	$13,971	$6,516	$3,381	$10,615	$20,512
Nonperforming loans to total loans	.28%	.78%	—%	.36%	.30%	.60%	—%	.34%
Nonperforming assets to total loans and other real estate owned	.29%	.78%	2.24%	.49%	.31%	.60%	6.20%	.73%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $14.0 million, or .5% of total loans and other real estate owned at March 31, 2017, compared to $20.5 million, or .7% at December 31, 2016. The $6.5 million decrease in nonperforming assets is primarily related to a decrease of $7.1 million in OREO.

At March 31, 2017 and December 31, 2016, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing. At March 31, 2017 and December 31, 2016, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $187,000 for the three months ended March 31, 2017. There was no interest income recognized on organic and purchased non-credit impaired nonaccrual loans during the three months ended March 31, 2017.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management classifies potential problem loans as "Substandard" or "Doubtful." Potential problem loans not included in the nonperforming assets table above, consisting of accruing, non-TDR organic and purchased non-credit impaired rated substandard or doubtful loans, totaled $1.2 million, or less than .1%, of total organic and purchased non-credit impaired loans outstanding at March 31, 2017, compared to $1.9 million, or .1%, at December 31, 2016.

Deferred Tax Asset

At March 31, 2017, we had $27.2 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $108.8 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at March 31, 2017 were $3.4 billion, a decrease of $21.4 million from December 31, 2016. The decrease was largely due to the seasonal cash operating cycle of our clients. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through March 31, 2017, as we grew our noninterest-bearing deposits to $944.8 million, representing 27.7% of total deposits. Average noninterest-bearing deposits increased $93.2 million, or 10.8%, for the three months ended March 31, 2017 compared to the same period in 2016.

Our interest-bearing transaction accounts decreased $64.5 million from December 31, 2016 to March 31, 2017. The decrease was primarily due to reduction in public fund balances compared to December 31, 2016. Interest-bearing deposits in savings and money market accounts increased $100.8 million from December 31, 2016, primarily resulting from an increase in the balance on one customer's money market account. Time deposits, excluding brokered and wholesale, decreased $12.0 million during the three months ended March 31, 2017 primarily due to the maturity of certain time deposits from a local market time deposit special run during the fourth quarter of 2015 and first quarter of 2016.

Growth in money market deposits, which offset the decline in noninterest-bearing demand deposits and interest-bearing transaction accounts, resulted in an average cost of funds of 37 basis points for the three months ended March 31, 2017, up eight basis points from the three months ended March 31, 2016.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$944,838	27.7%	$984,419	28.7%
Interest-bearing transaction accounts	599,858	17.6%	664,350	19.4%
Savings and money market deposits	1,393,711	40.9%	1,292,867	37.7%
Time deposits less than $250,000	369,430	10.8%	388,164	11.3%
Time deposits $250,000 or greater	85,459	2.5%	78,685	2.3%
Brokered and wholesale time deposits	16,479.5%		22,680.6%
Total deposits	$3,409,775	100.0%	$3,431,165	100.0%

The maturity distribution of our time deposits of $250,000 or greater was as follows (dollars in thousands):

March 31, 2017
Three months or less	$34,757
Over three through six months	9,516
Over six though twelve months	22,462
Over twelve months	18,724
Total time deposits of $250,000 or greater	$85,459

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2017		2016
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$955,515	—%	$862,315	—%
Interest-bearing transaction accounts	602,378.12%		538,926.12%
Savings and money market deposits	1,388,876.60%		1,036,498.50%
Time deposits less than $250,000	387,090.72%		314,950.51%
Time deposits $250,000 or greater	69,721.73%		53,786.53%
Brokered and wholesale time deposits	19,926	1.06%	48,039	1.07%
Total deposits	$3,423,506		$2,854,514

FHLB Borrowings

FHLB borrowings at March 31, 2017 were $100.0 million compared to $47.0 million at December 31, 2016. We use short-term FHLB borrowings as part of our liquidity management strategy. The increase in FHLB borrowings was attributable to organic loan growth as well as decreases in deposits due to our clients' seasonal cash operating cycles.

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At March 31, 2017, shareholders' equity was $620.3 million, or 14.8% of total assets, compared to $613.6 million, or 14.5% of total assets, at December 31, 2016. The primary factors affecting changes in shareholders' equity was our net income, offset by dividends declared during the three months ended March 31, 2017.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the both March 31, 2017 and December 31, 2016 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
CET1 Capital	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%
Total Capital	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At March 31, 2017 and December 31, 2016, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	March 31, 2017	December 31, 2016
Company
Tier 1 leverage ratio	13.04%	14.90%
CET1 capital ratio	14.74	14.78
Tier 1 risk-based capital ratio	14.74	14.78
Total risk-based capital ratio	15.49	15.52

State Bank
Tier 1 leverage ratio	11.67%	13.18%
CET1 capital ratio	13.19	13.06
Tier 1 risk-based capital ratio	13.19	13.06
Total risk-based capital ratio	13.94	13.81

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. During the quarter ended March 31, 2017, State Bank paid no dividends to the Company. At March 31, 2017, State Bank had capacity of $24.4 million to pay dividends to the Company without prior regulatory approval.

At March 31, 2017, the Company had $38.1 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

We currently have a level of capitalization that will support significant growth, and the long-term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions, as well as acquisitions that would complement or expand our present product capabilities. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares (including purchases under the repurchase plan we announced on February 11, 2016, which the Company extended for an additional year on February 10, 2017).

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At March 31, 2017, unfunded commitments to extend credit were $728.4 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction, commercial lines of credit and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At March 31, 2017, there were commitments totaling approximately $9.5 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
March 31, 2017	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$472,372	$354,741	$90,557	$26,883	$191
Operating lease obligations	22,943	3,917	6,992	6,236	5,798
Total contractual obligations	$495,315	$358,658	$97,549	$33,119	$5,989

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

At March 31, 2017, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $74.3 million, or 1.8% of total assets compared to $149.6 million, or 3.5% of total assets at December 31, 2016. The decline in our liquid assets was primarily due to the payment of cash consideration to the former NBG Bancorp, Inc. shareholders, funding organic loan growth and a decline in deposits. Our available-for-sale securities at March 31, 2017 amounted to $896.3 million, or 21.3% of total assets compared to $847.2 million or 20.1% at December 31, 2016. Investment securities with an aggregate fair value of $273.9 million and $368.3 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our unpledged securities was due to decreases in public funds, partially offset by an increase in repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2017, customer deposits, excluding brokered deposits and time deposits greater than $250,000, were 117.2% of net loans, compared with 119.7% at December 31, 2016. We maintain eight federal funds lines of credit with correspondent banks totaling $175.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2017, we had $100.0 million advances from the FHLB and a remaining credit availability of $118.4 million. In addition, we maintain a $504.6 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At March 31, 2017, we had interest rate swaps and caps with aggregate notional amounts of $161.5 million and $200.0 million, respectively. The fair value of the derivative financial assets was $2,079,000 at March 31, 2017, compared to $1.8 million at December 31, 2016. The fair value of the derivative financial liabilities was $392,000 at March 31, 2017, compared to $641,000 at December 31, 2016. The change in the values of our derivatives was directly related to the decline in interest rates. Note 9 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2017. Based on the simulation run at March 31, 2017, annual net interest income would be expected to increase approximately 5.33%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 10.80%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 6.62%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The decrease in asset sensitivity at March 31, 2017 was primarily due to a decrease in longer duration deposits, specifically noninterest bearing deposits and CDs, along with an increase in interest-bearing transaction accounts.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	March 31, 2017	December 31, 2016
+200	10.80%	13.05%
+100	5.33	6.17
-100	(6.62)	(4.26)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of March 31, 2017, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On January 3, 2017, we issued 1,891 shares of our common stock in a cashless exchange for a warrant to purchase 3,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 1,109 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 1,891 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On February 13, 2017, we issued 12,952 shares of our common stock in a cashless exchange for a warrant to purchase 16,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 3,048 shares were deemed to be "in the money" as consideration for the $5.00 per share exercise price for the 12,952 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On February 24, 2017, we issued 10,853 shares of our common stock in a cashless exchange for a warrant to purchase 17,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 6,147 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 10,853 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Repurchases of Company Common Stock

The following table provides information regarding the Company's purchase of common stock during the three months ended March 31, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Repurchases from January 1, 2017 - January 31, 2017 (1)	7,910	$26.86	—	1,229,285
Repurchases from February 1, 2017 - February 28, 2017	—	—	—	1,229,285
Repurchases from March 1, 2017 - March 31, 2017	—	—	—	1,229,285
Total	7,910	$26.86	—	1,229,285

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

May 5, 2017	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer (Principal Executive Officer)

May 5, 2017	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.