Form 10-Q
period 2017-06-30
STATE BANK FINANCIAL CORP
filed 2017-08-04
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, as of August 3, 2017 was 38,966,939

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

PART I
Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$11,284	$13,219
Interest-bearing deposits in other financial institutions	126,390	132,851
Federal funds sold	—	3,523
Cash and cash equivalents	137,674	149,593
Investment securities available-for-sale	847,795	847,178
Investment securities held-to-maturity (fair value of $63,729 and $67,435, respectively)	63,104	67,063
Loans	2,881,000	2,814,572
Allowance for loan and lease losses	(27,988)	(26,598)
Loans, net	2,853,012	2,787,974
Loans held-for-sale (includes loans at fair value of $31,422 and $35,813, respectively)	48,895	52,169
Other real estate owned	2,407	10,897
Premises and equipment, net	51,170	52,056
Goodwill	77,476	77,084
Other intangibles, net	11,599	12,749
SBA servicing rights	3,828	3,477
Bank-owned life insurance	66,320	65,371
Other assets	70,697	99,654
Total assets	$4,233,977	$4,225,265
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$1,009,509	$984,419
Interest-bearing deposits	2,443,183	2,446,746
Total deposits	3,452,692	3,431,165
Federal funds purchased and securities sold under agreements to repurchase	25,256	27,673
FHLB borrowings	80,000	47,014
Notes payable	398	398
Other liabilities	43,294	105,382
Total liabilities	3,601,640	3,611,632
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 38,967,972 and 38,845,573 shares issued and outstanding, respectively	390	388
Additional paid-in capital	411,760	409,736
Retained earnings	221,746	205,966
Accumulated other comprehensive income (loss), net of tax	(1,559)	(2,457)
Total shareholders' equity	632,337	613,633
Total liabilities and shareholders' equity	$4,233,977	$4,225,265
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Interest income:
Loans	$34,872	$25,406	$68,932	$49,748
Loan accretion	9,228	13,961	16,905	23,704
Investment securities	5,655	4,660	11,023	9,213
Deposits with other financial institutions	92	66	184	186
Total interest income	49,847	44,093	97,044	82,851
Interest expense:
Deposits	3,123	2,292	6,231	4,351
FHLB borrowings	229	27	341	27
Notes payable	9	39	20	81
Federal funds purchased and repurchase agreements	8	13	16	25
Total interest expense	3,369	2,371	6,608	4,484
Net interest income	46,478	41,722	90,436	78,367
Provision for loan and lease losses	1,845	6	2,847	(128)
Net interest income after provision for loan and lease losses	44,633	41,716	87,589	78,495
Noninterest income:
Service charges on deposits	1,471	1,352	2,938	2,738
Mortgage banking income	3,096	3,551	5,990	6,592
SBA income	1,983	1,685	3,161	3,187
Payroll and insurance income	1,418	1,282	2,913	2,800
ATM income	864	769	1,696	1,514
Bank-owned life insurance income	465	468	949	930
Gain on sale of investment securities	13	396	25	409
Other	1,166	727	2,263	1,451
Total noninterest income	10,476	10,230	19,935	19,621
Noninterest expense:
Salaries and employee benefits	21,912	20,662	43,969	39,422
Occupancy and equipment	3,329	3,015	6,609	6,116
Data processing	2,382	2,211	5,021	4,286
Legal and professional fees	898	976	2,703	1,929
Merger-related expenses	372	319	2,607	319
Marketing	403	619	1,067	1,121
Federal deposit insurance premiums and other regulatory fees	398	553	795	1,115
Loan collection costs and OREO activity	(213)	(96)	(1,255)	389
Amortization of intangibles	697	528	1,393	1,073
Other	1,819	1,887	3,653	3,802
Total noninterest expense	31,997	30,674	66,562	59,572
Income before income taxes	23,112	21,272	40,962	38,544
Income tax expense	7,909	7,287	14,201	13,721
Net income	$15,203	$13,985	$26,761	$24,823
Basic earnings per share	$.39	$.38	$.69	$.67
Diluted earnings per share	$.39	$.38	$.69	$.67
Cash dividends declared per common share	$.14	$.14	$.28	$.28
Weighted Average Shares Outstanding:
Basic	37,896,125	35,822,654	37,881,999	35,979,436
Diluted	37,942,483	35,923,691	37,934,187	36,077,820

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net income	$15,203	$13,985	$26,761	$24,823
Other comprehensive income, net of tax:
Net change in unrealized gains	1,110	3,521	594	8,495
Amortization of net unrealized losses (gains) on securities transferred to held-to-maturity	46	(2)	44	(1)
Amounts reclassified for losses (gains) realized and included in earnings	417	(130)	809	75
Other comprehensive income, before income taxes	1,573	3,389	1,447	8,569
Income tax expense	585	1,312	549	3,381
Other comprehensive income, net of income taxes	988	2,077	898	5,188
Comprehensive income	$16,191	$16,062	$27,659	$30,011

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2015	172,745	37,077,848	$371	$358,671	$179,082	$(1,634)	$536,490
Exercise of stock warrants	(8,833)	4,499	—	—	—	—	—
Share-based compensation	—	—	—	2,126	—	—	2,126
Repurchase of common stock	—	(270,715)	(3)	(5,125)	—	—	(5,128)
Restricted stock activity	—	83,009	1	217	(10)	—	208
Other comprehensive income	—	—	—	—	—	5,188	5,188
Common stock dividends, $.28 per share	—	—	—	—	(10,351)	—	(10,351)
Net income	—	—	—	—	24,823	—	24,823
Balance, June 30, 2016	163,912	36,894,641	$369	$355,889	$193,544	$3,554	$553,356

Balance, December 31, 2016	133,912	38,845,573	$388	$409,736	$205,966	$(2,457)	$613,633
Exercise of stock warrants	(46,000)	31,939	1	—	—	—	1
Share-based compensation	—	—	—	1,817	—	—	1,817
Restricted stock activity	—	77,974	1	(128)	(83)	—	(210)
Issuance of common stock	—	12,486	—	335	—	—	335
Other comprehensive income	—	—	—	—	—	898	898
Common stock dividends, $.28 per share	—	—	—	—	(10,898)	—	(10,898)
Net income	—	—	—	—	26,761	—	26,761
Balance, June 30, 2017	87,912	38,967,972	$390	$411,760	$221,746	$(1,559)	$632,337

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30
	2017	2016
Cash Flows from Operating Activities
Net income	$26,761	$24,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,838	5,756
Provision for loan and lease losses	2,847	(128)
Accretion on acquisitions, net	(16,905)	(23,704)
Gains on sales of other real estate owned	(1,693)	(293)
Writedowns of other real estate owned	121	202
Proceeds from sales of mortgage loans held-for-sale	248,964	247,248
Proceeds from sales of SBA loans held-for-sale	27,463	27,438
Originations of mortgage loans held-for-sale	(237,579)	(250,205)
Originations of SBA loans held-for-sale	(26,097)	(33,135)
Mortgage banking activities	(5,990)	(6,592)
Gains on sales of SBA loans	(2,483)	(2,592)
Net gains on sales of available-for-sale securities	(25)	(409)
Share-based compensation expense	1,817	2,126
Changes in fair value of SBA servicing rights	246	85
Changes in other assets and other liabilities, net	(593)	3,944
Net cash provided by (used in) operating activities	22,692	(5,436)
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(161,915)	(137,231)
Proceeds from sales and calls of investment securities available-for-sale	64,778	64,879
Proceeds from maturities and paydowns of investment securities available-for-sale	95,192	85,497
Proceeds from maturities and paydowns of investment securities held-to-maturity	9,000	—
Purchase of investment securities held-to-maturity	(5,000)	(6,500)
Loan originations, repayments and resolutions, net	(51,705)	(163,928)
Purchases of loans	—	(1,300)
Net purchases of premises and equipment	(926)	(961)
Proceeds from sales of other real estate owned	10,787	1,748
Net cash paid in excess of assets and liabilities acquired in purchase business combinations	(34,316)	—
Net cash used in investing activities	(74,105)	(157,796)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	25,090	3,457
Net (decrease) increase in interest-bearing customer deposits	(3,563)	20,071
Repayment of other borrowed funds	—	(1,414)
Proceeds from FHLB advances	840,000	177,000
Repayments of FHLB advances	(807,014)	(115,000)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(2,417)	1,744
Payment of contingent consideration	(1,495)	(150)
Exercise of stock warrants	1	—
Restricted stock activity	(210)	208
Repurchase of common stock	—	(5,128)
Dividends paid to shareholders	(10,898)	(10,351)
Net cash provided by financing activities	39,494	70,437
Net decrease in cash and cash equivalents	(11,919)	(92,795)
Cash and cash equivalents, beginning	149,593	175,362

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30
	2017	2016
Cash and cash equivalents, ending	$137,674	$82,567

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gains (losses) on securities and cash flow hedges, net of tax	$898	$5,188
Transfer of investment securities available-for-sale to held-to-maturity	—	56,595
Transfers of loans to other real estate owned	725	2,705
Acquisitions:
Assets acquired	$635	$—
Liabilities assumed	150	—
Net assets	485	—
Goodwill and fair value adjustments	392	—

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, consisting of normal and recurring items, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

ASU 2016-05 — In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and the amendments can be adopted either on a prospective basis or a modified retrospective basis. The Company adopted the amendments in this ASU effective January 1, 2017. The adoption did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

ASU 2017-09 — On May 10, 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. This Update amends the scope of modification accounting for share-based payment arrangements. It provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation—Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3: ACQUISITIONS

Proposed Acquisition of AloStar Bank of Commerce.

On June 15, 2017, the Company, State Bank and State Bank Interim Corp. ("Merger Sub"), a wholly-owned subsidiary of State Bank, entered into an agreement to acquire AloStar Bank of Commerce ("AloStar"). Upon the closing of the transaction, (a) Merger Sub will merge with and into AloStar, with AloStar as the surviving bank in the merger, and (b) immediately thereafter, AloStar will merge with and into State Bank, with State Bank as the surviving bank. Completion of the transaction is subject to certain closing conditions, including regulatory approvals and other customary closing conditions.

At June 30, 2017, AloStar had total assets of approximately $945 million, total loans of approximately $783 million, total deposits of approximately $704 million, and total shareholder’s equity of approximately $196 million. AloStar has banking operations in Birmingham, Alabama as well as Atlanta, Georgia.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of NBG Bancorp, Inc.

On December 31, 2016, the Company completed its acquisition of NBG Bancorp, Inc. ("NBG Bancorp"), the holding company for The National Bank of Georgia ("National Bank of Georgia"), a national banking association. NBG Bancorp was immediately merged into the Company followed by the merger of National Bank of Georgia with and into State Bank. Under the terms of the merger agreement, each share of NBG Bancorp common stock was converted into the right to receive either $45.45 in cash or 2.1642 shares of the Company's common stock, provided, that the elections by NBG Bancorp shareholders were prorated under the merger agreement such that 50% of NBG Bancorp's shares were exchanged for cash and 50% were exchanged for Company common stock. The elections by NBG Bancorp's shareholders were made subsequent to completion of the merger and the final merger consideration was distributed in February 2017. Total consideration paid was approximately $77.9 million, consisting of $34.2 million in cash and $43.7 million in the Company's common stock.

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

Six Months Ended June 30
2016
Pro Forma
Net interest income	$87,137
Net income	27,738
Earnings per share:
Basic	$.72
Diluted	.72

The following is a summary of the purchased credit impaired loans acquired in the NBG Bancorp transaction on December 31, 2016 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$33,584
Contractual cash flows not expected to be collected (nonaccretable difference)	(3,736)
Expected cash flows at acquisition	29,848
Accretable difference	(2,799)
Basis in acquired loans at acquisition - estimated fair value	$27,049

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of S Bankshares, Inc.

On December 31, 2016, the Company completed its acquisition of S Bankshares Inc. ("S Bankshares"), the holding company for S Bank, a Georgia state-chartered bank. S Bankshares was immediately merged into the Company followed by the merger of S Bank with and into State Bank. Under the terms of the merger agreement, each share of S Bankshares common stock was converted into the right to receive either $56.70 in cash or 2.7444 shares of the Company's common stock, provided, that the elections by S Bankshares' shareholders were prorated under the merger agreement such that 60% of S Bankshares' shares were exchanged for Company common stock and 40% were exchanged for cash. Total consideration paid was approximately $12.6 million, consisting of $4.3 million in cash and $8.3 million in the Company's common stock.

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

Six Months Ended June 30
2016
Pro Forma
Net interest income	$81,301
Net income	24,961
Earnings per share:
Basic	$.67
Diluted	.67

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

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	June 30, 2017				December 31, 2016
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$84,546	$17	$334	$84,229	$89,044	$70	$465	$88,649
States and political subdivisions	300	1	—	301	300	1	—	301
Residential mortgage-backed securities — nonagency	132,493	2,924	280	135,137	151,519	3,129	639	154,009
Residential mortgage-backed securities — agency	517,796	437	5,179	513,054	533,479	548	4,725	529,302
Corporate securities	114,128	1,020	74	115,074	74,793	207	83	74,917
Total investment securities available-for-sale	$849,263	$4,399	$5,867	$847,795	$849,135	$3,955	$5,912	$847,178

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities classified as held-to-maturity are as follows (dollars in thousands):

	June 30, 2017				December 31, 2016
Investment Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$52,894	$435	$—	$53,329	$56,804	$295	$14	$57,085
Corporate securities	10,210	190	—	10,400	10,259	91	—	10,350
Total investment securities held-to-maturity	$63,104	$625	$—	$63,729	$67,063	$386	$14	$67,435

The amortized cost and estimated fair value of debt securities by contractual maturities are summarized in the tables below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
June 30, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$2,492	$82,054	$—	$—	$84,546
States and political subdivisions	—	300	—	—	300
Residential mortgage-backed securities — nonagency	—	—	—	132,493	132,493
Residential mortgage-backed securities — agency	—	15,699	280,991	221,106	517,796
Corporate securities	13,296	84,949	13,999	1,884	114,128
Total debt securities available-for-sale	$15,788	$183,002	$294,990	$355,483	$849,263

Fair Value:
U.S. Government securities	$2,493	$81,736	$—	$—	$84,229
States and political subdivisions	—	301	—	—	301
Residential mortgage-backed securities — nonagency	—	—	—	135,137	135,137
Residential mortgage-backed securities — agency	—	15,676	278,468	218,910	513,054
Corporate securities	13,297	85,308	14,375	2,094	115,074
Total debt securities available-for-sale	$15,790	$183,021	$292,843	$356,141	$847,795

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
June 30, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$37,394	$15,500	$52,894
Corporate securities	—	—	10,210	—	10,210
Total debt securities held-to-maturity	$—	$—	$47,604	$15,500	$63,104

Fair Value:
Asset-backed securities	$—	$—	$37,777	$15,552	$53,329
Corporate securities	—	—	10,400	—	10,400
Total debt securities held-to-maturity	$—	$—	$48,177	$15,552	$63,729

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
U.S. Government securities	$61,849	$334	$—	$—	$61,849	$334
States and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities — nonagency	9,495	25	22,052	255	31,547	280
Residential mortgage-backed securities — agency	422,418	5,038	8,940	141	431,358	5,179
Corporate securities	26,483	74	—	—	26,483	74
Total temporarily impaired securities	$520,245	$5,471	$30,992	$396	$551,237	$5,867

December 31, 2016
U.S. Government securities	$43,958	$465	$—	$—	$43,958	$465
States and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities — nonagency	29,403	239	23,991	400	53,394	639
Residential mortgage-backed securities — agency	430,490	4,484	18,795	241	449,285	4,725
Corporate securities	22,944	83	—	—	22,944	83
Total temporarily impaired securities	$526,795	$5,271	$42,786	$641	$569,581	$5,912

	Less than 12 Months		12 Months or More		Total
Investment Securities Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Asset-backed securities	$6,486	$14	$—	$—	$6,486	$14
Total temporarily impaired securities	$6,486	$14	$—	$—	$6,486	$14

At June 30, 2017, the Company held 135 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At June 30, 2017, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities are summarized in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Securities Available-For-Sale	2017	2016	2017	2016
Proceeds from sales and calls	$21,942	$41,979	$64,778	$64,879

Gross gains on sales and calls	$89	$396	$118	$409
Gross losses on sales and calls	(76)	—	(93)	—
Net realized gains on sales and calls	$13	$396	$25	$409

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $276.4 million and $368.3 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	June 30, 2017	December 31, 2016
Construction, land & land development	$461,497	$567,763
Other commercial real estate	1,178,754	1,025,063
Total commercial real estate	1,640,251	1,592,826
Residential real estate	330,717	343,398
Owner-occupied real estate	382,337	395,863
Commercial, financial & agricultural	390,900	368,120
Leases	73,103	71,724
Consumer	63,692	42,641
Total loans	2,881,000	2,814,572
Allowance for loan and lease losses	(27,988)	(26,598)
Total loans, net	$2,853,012	$2,787,974

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, net of related discounts, are summarized as follows (dollars in thousands):

Organic Loans	June 30, 2017	December 31, 2016
Construction, land & land development	$413,557	$500,018
Other commercial real estate	960,762	754,790
Total commercial real estate	1,374,319	1,254,808
Residential real estate	167,755	144,295
Owner-occupied real estate	244,637	256,317
Commercial, financial & agricultural	355,629	327,381
Leases	73,103	71,724
Consumer	60,028	36,039
Total organic loans (1)	2,275,471	2,090,564
Allowance for loan and lease losses	(22,560)	(21,086)
Total organic loans, net	$2,252,911	$2,069,478

(1) Includes net deferred loan fees that totaled approximately $9.4 million and $7.0 million at June 30, 2017 and December 31, 2016, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	June 30, 2017	December 31, 2016
Construction, land & land development	$31,083	$51,208
Other commercial real estate	171,914	209,531
Total commercial real estate	202,997	260,739
Residential real estate	117,449	144,596
Owner-occupied real estate	114,438	115,566
Commercial, financial & agricultural	31,654	36,206
Consumer	3,393	6,255
Total purchased non-credit impaired loans (1)	469,931	563,362
Allowance for loan and lease losses	(667)	(439)
Total purchased non-credit impaired loans, net	$469,264	$562,923

(1) Includes net discounts that totaled approximately $6.8 million and $10.5 million at June 30, 2017 and December 31, 2016, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	June 30, 2017	December 31, 2016
Construction, land & land development	$16,857	$16,537
Other commercial real estate	46,078	60,742
Total commercial real estate	62,935	77,279
Residential real estate	45,513	54,507
Owner-occupied real estate	23,262	23,980
Commercial, financial & agricultural	3,617	4,533
Consumer	271	347
Total purchased credit impaired loans	135,598	160,646
Allowance for loan and lease losses	(4,761)	(5,073)
Total purchased credit impaired loans, net	$130,837	$155,573

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Purchased Credit Impaired Loans	2017	2016	2017	2016
Balance, beginning of period	$149,560	$132,242	$155,573	$137,777
Accretion of fair value discounts	9,228	13,961	16,905	23,704
Fair value of acquired loans	—	—	—	1,300
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(27,790)	(19,223)	(41,953)	(36,046)
Change in the allowance for loan and lease losses on purchased credit impaired loans	(161)	2,120	312	2,365
Balance, end of period	$130,837	$129,100	$130,837	$129,100

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

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Changes in Accretable Discount	2017	2016	2017	2016
Balance, beginning of period	$63,066	$85,828	$69,301	$86,100
Additions from acquisitions	—	—	—	1,648
Accretion	(9,228)	(13,961)	(16,905)	(23,704)
Transfers to accretable discounts and exit events, net	5,970	3,523	7,412	11,346
Balance, end of period	$59,808	$75,390	$59,808	$75,390

The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on purchased credit impaired loans.

At June 30, 2017 and December 31, 2016, loans with a carrying value of $2.6 billion and $2.5 billion, respectively, were pledged for lines of credit

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended June 30
	2017				2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$21,885	$491	$4,600	$26,976	$22,626	$166	$7,553	$30,345
Charge-offs	(536)	(197)	(214)	(947)	(2,307)	(1)	(606)	(2,914)
Recoveries	113	1	—	114	54	28	80	162
Net (charge-offs) recoveries	(423)	(196)	(214)	(833)	(2,253)	27	(526)	(2,752)
Provision for loan and lease losses	1,098	372	375	1,845	1,635	(35)	(1,594)	6
Balance, end of period	$22,560	$667	$4,761	$27,988	$22,008	$158	$5,433	$27,599

	Six Months Ended June 30
	2017				2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$21,086	$439	$5,073	$26,598	$21,224	$53	$7,798	$29,075
Charge-offs	(1,076)	(245)	(328)	(1,649)	(2,547)	(64)	(2,122)	(4,733)
Recoveries	190	2	—	192	150	61	3,174	3,385
Net recoveries (charge-offs)	(886)	(243)	(328)	(1,457)	(2,397)	(3)	1,052	(1,348)
Provision for loan and lease losses	2,360	471	16	2,847	3,181	108	(3,417)	(128)
Balance, end of period	$22,560	$667	$4,761	$27,988	$22,008	$158	$5,433	$27,599

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
June 30, 2017
Beginning balance	$12,112	$1,666	$2,108	$4,514	$710	$775	$21,885
Charge-offs	(187)	(25)	—	(82)	(135)	(107)	(536)
Recoveries	—	3	—	22	68	20	113
Provision	1,412	197	(72)	(791)	182	170	1,098
Ending balance	$13,337	$1,841	$2,036	$3,663	$825	$858	$22,560

Six Months Ended
June 30, 2017
Beginning balance	$11,767	$1,786	$2,239	$4,093	$655	$546	$21,086
Charge-offs	(187)	(48)	—	(142)	(499)	(200)	(1,076)
Recoveries	—	6	—	51	109	24	190
Provision	1,757	97	(203)	(339)	560	488	2,360
Ending balance	$13,337	$1,841	$2,036	$3,663	$825	$858	$22,560

Three Months Ended
June 30, 2016
Beginning balance	$14,292	$1,967	$1,931	$2,918	$1,045	$473	$22,626
Charge-offs	(2,125)	—	—	(77)	(105)	—	(2,307)
Recoveries	—	2	44	—	7	1	54
Provision	776	(79)	7	993	(66)	4	1,635
Ending balance	$12,943	$1,890	$1,982	$3,834	$881	$478	$22,008

Six Months Ended
June 30, 2016
Beginning balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224
Charge-offs	(2,125)	(28)	—	(164)	(215)	(15)	(2,547)
Recoveries	—	3	44	95	7	1	150
Provision	1,461	(138)	18	1,394	224	222	3,181
Ending balance	$12,943	$1,890	$1,982	$3,834	$881	$478	$22,008

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2017
Commercial real estate	$107	$13,230	$13,337	$215	$1,374,104	$1,374,319
Residential real estate	327	1,514	1,841	654	167,101	167,755
Owner-occupied real estate	—	2,036	2,036	—	244,637	244,637
Commercial, financial & agricultural	93	3,570	3,663	515	355,114	355,629
Leases	—	825	825	—	73,103	73,103
Consumer	19	839	858	38	59,990	60,028
Total organic loans	$546	$22,014	$22,560	$1,422	$2,274,049	$2,275,471

December 31, 2016
Commercial real estate	$201	$11,566	$11,767	$5,057	$1,249,751	$1,254,808
Residential real estate	413	1,373	1,786	825	143,470	144,295
Owner-occupied real estate	—	2,239	2,239	—	256,317	256,317
Commercial, financial & agricultural	146	3,947	4,093	298	327,083	327,381
Leases	—	655	655	—	71,724	71,724
Consumer	27	519	546	54	35,985	36,039
Total organic loans	$787	$20,299	$21,086	$6,234	$2,084,330	$2,090,564

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
June 30, 2017
Beginning balance	$239	$175	$76	$—	$1	$491
Charge-offs	—	—	(80)	(115)	(2)	(197)
Recoveries	—	—	—	—	1	1
Provision	(94)	167	156	141	2	372
Ending balance	$145	$342	$152	$26	$2	$667

Six Months Ended
June 30, 2017
Beginning balance	$88	$72	$44	$235	$—	$439
Charge-offs	—	—	(80)	(160)	(5)	(245)
Recoveries	—	—	—	—	2	2
Provision	57	270	188	(49)	5	471
Ending balance	$145	$342	$152	$26	$2	$667

Three Months Ended
June 30, 2016
Beginning balance	$—	$—	$—	$166	$—	$166
Charge-offs	—	—	—	(1)	—	(1)
Recoveries	—	28	—	—	—	28
Provision	—	(28)	—	(7)	—	(35)
Ending balance	$—	$—	$—	$158	$—	$158

Six Months Ended
June 30, 2016
Beginning balance	$—	$53	$—	$—	$—	$53
Charge-offs	—	(62)	—	(1)	(1)	(64)
Recoveries	—	44	—	—	17	61
Provision	—	(35)	—	159	(16)	108
Ending balance	$—	$—	$—	$158	$—	$158

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2017
Commercial real estate	$—	$145	$145	$49	$202,948	$202,997
Residential real estate	—	342	342	359	117,090	117,449
Owner-occupied real estate	—	152	152	2,752	111,686	114,438
Commercial, financial & agricultural	26	—	26	2,005	29,649	31,654
Consumer	—	2	2	12	3,381	3,393
Total purchased non-credit impaired loans	$26	$641	$667	$5,177	$464,754	$469,931

December 31, 2016
Commercial real estate	$—	$88	$88	$56	$260,683	$260,739
Residential real estate	—	72	72	320	144,276	144,596
Owner-occupied real estate	44	—	44	1,875	113,691	115,566
Commercial, financial & agricultural	—	235	235	1,128	35,078	36,206
Consumer	—	—	—	2	6,253	6,255
Total purchased non-credit impaired loans	$44	$395	$439	$3,381	$559,981	$563,362

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
June 30, 2017
Beginning balance	$2,073	$959	$1,531	$37	$—	$4,600
Charge-offs	(160)	(38)	—	(15)	(1)	(214)
Recoveries	—	—	—	—	—	—
Provision	218	47	80	15	15	375
Ending balance	$2,131	$968	$1,611	$37	$14	$4,761

Six Months Ended
June 30, 2017
Beginning balance	$2,183	$1,196	$1,655	$38	$1	$5,073
Charge-offs	(233)	(42)	(36)	(16)	(1)	(328)
Recoveries	—	—	—	—	—	—
Provision	181	(186)	(8)	15	14	16
Ending balance	$2,131	$968	$1,611	$37	$14	$4,761

Three Months Ended
June 30, 2016
Beginning balance	$3,430	$1,643	$2,422	$50	$8	$7,553
Charge-offs	(225)	(377)	—	—	(4)	(606)
Recoveries	72	6	—	2	—	80
Provision	(443)	(247)	(920)	17	(1)	(1,594)
Ending balance	$2,834	$1,025	$1,502	$69	$3	$5,433

Six Months Ended
June 30, 2016
Beginning balance	$3,388	$1,893	$2,449	$60	$8	$7,798
Charge-offs	(733)	(894)	(211)	(228)	(56)	(2,122)
Recoveries	2,281	400	207	233	53	3,174
Provision	(2,102)	(374)	(943)	4	(2)	(3,417)
Ending balance	$2,834	$1,025	$1,502	$69	$3	$5,433

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2017
Commercial real estate	$807	$1,324	$2,131	$20,082	$42,853	$62,935
Residential real estate	135	833	968	1,864	43,649	45,513
Owner-occupied real estate	1,357	254	1,611	8,509	14,753	23,262
Commercial, financial & agricultural	6	31	37	69	3,548	3,617
Consumer	—	14	14	2	269	271
Total purchased credit impaired loans	$2,305	$2,456	$4,761	$30,526	$105,072	$135,598

December 31, 2016
Commercial real estate	$760	$1,423	$2,183	$29,387	$47,892	$77,279
Residential real estate	156	1,040	1,196	1,897	52,610	54,507
Owner-occupied real estate	1,471	184	1,655	8,376	15,604	23,980
Commercial, financial & agricultural	2	36	38	86	4,447	4,533
Consumer	—	1	1	8	339	347
Total purchased credit impaired loans	$2,389	$2,684	$5,073	$39,754	$120,892	$160,646

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired Loans (1)
With no related allowance recorded:
Construction, land & land development	$—	$—	$—	$4,565	$2,933	$—
Other commercial real estate	49	49	—	56	56	—
Total commercial real estate	49	49	—	4,621	2,989	—
Residential real estate	368	359	—	388	320	—
Owner-occupied real estate	2,865	2,752	—	193	188	—
Commercial, financial & agricultural	2,053	1,607	—	1,335	1,128	—
Consumer	20	12	—	2	2	—
Subtotal	5,355	4,779	—	6,539	4,627	—
With related allowance recorded:
Construction, land & land development	217	215	107	4,277	2,124	201
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	217	215	107	4,277	2,124	201
Residential real estate	714	654	327	891	825	413
Owner-occupied real estate	—	—	—	1,706	1,687	44
Commercial, financial & agricultural	940	913	119	308	298	146
Consumer	62	38	19	55	54	27
Subtotal	1,933	1,820	572	7,237	4,988	831
Total impaired loans	$7,288	$6,599	$572	$13,776	$9,615	$831

(1) Includes loans with SBA guaranteed balances of $4.4 million and $3.0 million at June 30, 2017 and December 31, 2016, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods presented (dollars in thousands):

	June 30, 2017		June 30, 2016
Impaired Loans	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$3,458	$—	$5,832	$—
Other commercial real estate	51	—	239	—
Total commercial real estate	3,509	—	6,071	—
Residential real estate	1,018	—	1,803	—
Owner-occupied real estate	2,788	—	—	3
Commercial, financial & agricultural	2,682	1	1,709	16
Consumer	72	—	34	—
Total impaired loans	$10,069	$1	$9,617	$19

Six Months Ended
Construction, land & land development	$4,297	$—	$6,845	$—
Other commercial real estate	53	—	321	—
Total commercial real estate	4,350	—	7,166	—
Residential real estate	1,031	—	1,868	—
Owner-occupied real estate	2,824	—	380	3
Commercial, financial & agricultural	2,736	1	2,242	24
Consumer	77	—	38	—
Total impaired loans	$11,018	$1	$11,694	$27

(1) The average recorded investment for troubled debt restructurings was $3.2 million and $4.1 million for the three and six months ended June 30, 2017, respectively, and was $5.8 million and $7.7 million for the three and six months ended June 30, 2016, respectively.
(2) The interest income recognized on troubled debt restructurings was $0 for both the three and six months ended June 30, 2017, and was $16,000 and $24,000 for the three and six months ended June 30, 2016, respectively.

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans	June 30, 2017	December 31, 2016
Construction, land & land development	$215	$5,057
Other commercial real estate	49	56
Total commercial real estate	264	5,113
Residential real estate	1,013	1,146
Owner-occupied real estate	2,752	1,874
Commercial, financial & agricultural	2,484	1,426
Consumer	50	56
Total nonaccrual loans	$6,563	$9,615

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
June 30, 2017
Construction, land & land development	$—	$215	$215	$413,342	$413,557	$—
Other commercial real estate	—	—	—	960,762	960,762	—
Total commercial real estate	—	215	215	1,374,104	1,374,319	—
Residential real estate	248	99	347	167,408	167,755	—
Owner-occupied real estate	622	—	622	244,015	244,637	—
Commercial, financial & agricultural	189	472	661	354,968	355,629	—
Leases	—	—	—	73,103	73,103	—
Consumer	112	—	112	59,916	60,028	—
Total organic loans	$1,171	$786	$1,957	$2,273,514	$2,275,471	$—

December 31, 2016
Construction, land & land development	$49	$12	$61	$499,957	$500,018	$—
Other commercial real estate	—	—	—	754,790	754,790	—
Total commercial real estate	49	12	61	1,254,747	1,254,808	—
Residential real estate	157	118	275	144,020	144,295	—
Owner-occupied real estate	40	—	40	256,277	256,317	—
Commercial, financial & agricultural	247	283	530	326,851	327,381	—
Leases	—	—	—	71,724	71,724	—
Consumer	350	31	381	35,658	36,039	—
Total organic loans	$843	$444	$1,287	$2,089,277	$2,090,564	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
June 30, 2017
Construction, land & land development	$—	$—	$—	$31,083	$31,083	$—
Other commercial real estate	—	50	50	171,864	171,914	—
Total commercial real estate	—	50	50	202,947	202,997	—
Residential real estate	458	93	551	116,898	117,449	—
Owner-occupied real estate	164	2,579	2,743	111,695	114,438	—
Commercial, financial & agricultural	892	706	1,598	30,056	31,654	—
Consumer	1	5	6	3,387	3,393	—
Total purchased non-credit impaired loans	$1,515	$3,433	$4,948	$464,983	$469,931	$—

December 31, 2016
Construction, land & land development	$495	$—	$495	$50,713	$51,208	$—
Other commercial real estate	17	56	73	209,458	209,531	—
Total commercial real estate	512	56	568	260,171	260,739	—
Residential real estate	274	165	439	144,157	144,596	—
Owner-occupied real estate	387	1,687	2,074	113,492	115,566	—
Commercial, financial & agricultural	144	552	696	35,510	36,206	—
Consumer	38	2	40	6,215	6,255	—
Total purchased non-credit impaired loans	$1,355	$2,462	$3,817	$559,545	$563,362	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2017
Construction, land & land development	$48	$1,909	$1,957	$14,900	$16,857
Other commercial real estate	657	3,775	4,432	41,646	46,078
Total commercial real estate	705	5,684	6,389	56,546	62,935
Residential real estate	2,462	2,251	4,713	40,800	45,513
Owner-occupied real estate	119	2,619	2,738	20,524	23,262
Commercial, financial & agricultural	52	6	58	3,559	3,617
Consumer	15	3	18	253	271
Total purchased credit impaired loans	$3,353	$10,563	$13,916	$121,682	$135,598

December 31, 2016
Construction, land & land development	$722	$1,853	$2,575	$13,962	$16,537
Other commercial real estate	346	3,148	3,494	57,248	60,742
Total commercial real estate	1,068	5,001	6,069	71,210	77,279
Residential real estate	1,210	2,787	3,997	50,510	54,507
Owner-occupied real estate	661	3,507	4,168	19,812	23,980
Commercial, financial & agricultural	29	61	90	4,443	4,533
Consumer	—	5	5	342	347
Total purchased credit impaired loans	$2,968	$11,361	$14,329	$146,317	$160,646

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

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2017
Construction, land & land development	$382,550	$30,606	$88	$313	$—	$413,557
Other commercial real estate	927,904	32,858	—	—	—	960,762
Total commercial real estate	1,310,454	63,464	88	313	—	1,374,319
Residential real estate	162,901	3,307	118	1,429	—	167,755
Owner-occupied real estate	226,007	16,387	1,631	612	—	244,637
Commercial, financial & agricultural	353,593	770	744	522	—	355,629
Leases	66,042	7,061	—	—	—	73,103
Consumer	59,841	63	—	124	—	60,028
Total organic loans	$2,178,838	$91,052	$2,581	$3,000	$—	$2,275,471

December 31, 2016
Construction, land & land development	$470,686	$24,178	$97	$5,057	$—	$500,018
Other commercial real estate	718,969	35,821	—	—	—	754,790
Total commercial real estate	1,189,655	59,999	97	5,057	—	1,254,808
Residential real estate	139,393	2,484	460	1,958	—	144,295
Owner-occupied real estate	237,753	14,967	3,577	20	—	256,317
Commercial, financial & agricultural	325,161	920	624	676	—	327,381
Leases	60,849	10,875	—	—	—	71,724
Consumer	35,844	47	2	145	1	36,039
Total organic loans	$1,988,655	$89,292	$4,760	$7,856	$1	$2,090,564

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2017
Construction, land & land development	$30,629	$454	$—	$—	$—	$31,083
Other commercial real estate	169,000	2,287	578	49	—	171,914
Total commercial real estate	199,629	2,741	578	49	—	202,997
Residential real estate	114,387	2,581	122	359	—	117,449
Owner-occupied real estate	106,386	4,765	—	3,287	—	114,438
Commercial, financial & agricultural	29,472	—	87	2,095	—	31,654
Consumer	3,378	1	—	14	—	3,393
Total purchased non-credit impaired loans	$453,252	$10,088	$787	$5,804	$—	$469,931

December 31, 2016
Construction, land & land development	$51,208	$—	$—	$—	$—	$51,208
Other commercial real estate	206,515	803	2,157	56	—	209,531
Total commercial real estate	257,723	803	2,157	56	—	260,739
Residential real estate	142,079	1,883	314	320	—	144,596
Owner-occupied real estate	107,096	6,310	—	2,160	—	115,566
Commercial, financial & agricultural	34,747	310	21	1,128	—	36,206
Consumer	6,247	5	—	3	—	6,255
Total purchased non-credit impaired loans	$547,892	$9,311	$2,492	$3,667	$—	$563,362

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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2017
Construction, land & land development	$9,331	$1,254	$933	$5,339	$—	$16,857
Other commercial real estate	20,527	12,874	2,215	10,462	—	46,078
Total commercial real estate	29,858	14,128	3,148	15,801	—	62,935
Residential real estate	24,213	7,587	2,048	11,402	263	45,513
Owner-occupied real estate	7,694	5,028	813	9,727	—	23,262
Commercial, financial & agricultural	2,616	297	202	502	—	3,617
Consumer	38	60	157	15	1	271
Total purchased credit impaired loans	$64,419	$27,100	$6,368	$37,447	$264	$135,598

December 31, 2016
Construction, land & land development	$7,798	$1,150	$1,416	$6,173	$—	$16,537
Other commercial real estate	33,423	13,103	2,770	11,446	—	60,742
Total commercial real estate	41,221	14,253	4,186	17,619	—	77,279
Residential real estate	28,628	10,371	2,840	12,396	272	54,507
Owner-occupied real estate	7,736	4,884	794	10,566	—	23,980
Commercial, financial & agricultural	3,381	310	273	569	—	4,533
Consumer	53	100	173	21	—	347
Total purchased credit impaired loans	$81,019	$29,918	$8,266	$41,171	$272	$160,646

Allowance Estimation

During the first quarter of 2017, the Company implemented an automated solution broadly deployed throughout the industry for its estimation of the allowance for loan and lease losses on its organic and purchased non-credit impaired loans. No change was made to the allowance estimation for purchased credit impaired loans. No material changes were made to the methodology used. However, the new model does allow for further granularity within our loan pools. The Company validated the new model against its existing model for three quarters prior to implementation.

Troubled Debt Restructurings (TDRs)

There were no troubled debt restructurings (TDRs) at June 30, 2017. At December 31, 2016, TDRs totaled $5.0 million with $148,000 in related allowance. At December 31, 2016, there was no commitment to extend credit to a borrower with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on loans that were modified as TDRs during the periods presented (dollars in thousands):

	June 30, 2017			June 30, 2016
TDR Additions (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Six Months Ended
Construction, land & land development	—	$—	$—	1	$4,168	$4,168
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	—	—	—	1	4,168	4,168
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Total modifications	—	$—	$—	1	$4,168	$4,168

(1) The pre-modification and post-modification recorded investment amount represents the recorded investment on the date of the loan modification. Since the modifications on this loan were an interest rate concession and payment term extension, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

During the six months ended June 30, 2017 and 2016, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

NOTE 7: OTHER REAL ESTATE OWNED (OREO)

The following table presents other real estate owned ("OREO") by property type at the dates indicated (dollars in thousands):

Other real estate owned	June 30, 2017	December 31, 2016
Construction, land development, and other land	$1,146	$2,393
Commercial and farmland real estate	746	6,960
Residential real estate	515	1,544
Total other real estate owned	$2,407	$10,897

The following table presents OREO by type of loan foreclosure or banking premises transferred into OREO at the dates indicated (dollars in thousands):

Other real estate owned	June 30, 2017	December 31, 2016
Organic OREO	$23	$282
Purchased Credit Impaired OREO	2,384	10,615
Total other real estate owned	$2,407	$10,897

At June 30, 2017, consumer mortgage loans secured by residential real estate properties totaling $123,000 were in formal foreclosure proceedings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three months and six months ended June 30, 2017, the Company sold SBA loans with unpaid principal balances totaling $16.5 million and $25.0 million, respectively, and recognized $1.6 million and $2.5 million in gains on the loan sales, respectively. During the three and six months ended June 30, 2016, the Company sold SBA loans with unpaid principal balances totaling $13.3 million and $24.8 million, respectively, and recognized $1.4 million and $2.6 million in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $407,000 and $840,000 for the three and six months ended June 30, 2017, respectively. SBA servicing fees totaled $314,000 and $591,000 for the three and six months ended June 30, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company serviced SBA loans for others with unpaid principal balances totaling $169.3 million and $142.1 million, respectively.

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
SBA Servicing Rights	2017	2016	2017	2016
Balance, beginning of period	$3,547	$2,882	$3,477	$2,626
Additions	391	340	597	624
Fair value adjustments	(110)	(57)	(246)	(85)
Balance, end of period	$3,828	$3,165	$3,828	$3,165

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	June 30, 2017	December 31, 2016
Fair value	$3,828	$3,477
Weighted average discount rate	12.4%	12.8%
Decline in fair value due to a 100 basis point adverse change	$(137)	$(122)
Decline in fair value due to a 200 basis point adverse change	(264)	(236)
Prepayment speed	8.2%	8.0%
Decline in fair value due to a 10% adverse change	$(124)	$(108)
Decline in fair value due to a 20% adverse change	(241)	(210)
Weighted average remaining life (years)	7.0	7.1

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the SBA loans serviced by the Company at and for the periods presented are as follows (dollars in thousands):

	June 30, 2017
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Six Months Ended June 30, 2017
Serviced for others	$169,329	$380	$—	$—
Held-for-sale	17,473	—	—	—
Held-for-investment	159,052	1,455	7,390	210
Total SBA loans serviced	$345,854	$1,835	$7,390	$210

	December 31, 2016
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Six Months Ended June 30, 2016
Serviced for others	$142,069	$522	$—	$—
Held-for-sale	16,356	—	—	—
Held-for-investment	144,351	220	5,580	2,160
Total SBA loans serviced	$302,776	$742	$5,580	$2,160

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At June 30, 2017, the termination value of derivatives in a net liability position under these agreements was $11,000, for which the Company did not post any cash collateral. Although the Company did not breach any provisions at June 30, 2017, if a breach had occurred, the maximum amount of collateral the Company would have been required to post to counterparties was $11,000.

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

Derivative Fair Values

The table below presents the fair values of the Company's interest rate swaps and caps at the dates presented (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$1,717	$1,774	$495	$641

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$15	$19	$74	$85
Mortgage derivatives	990	1,362	439	459

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At June 30, 2017, the Company had 94 interest rate swaps with an aggregate notional amount of $164.5 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2017	2016	2017	2016
Amount of (loss) gain recognized in income on derivatives	Noninterest income	$(464)	$(1,471)	$32	$(4,373)
Amount of gain (loss) recognized in income on hedged items	Noninterest income	425	1,355	(83)	4,062
Total net loss recognized in income on fair value hedge ineffectiveness		$(39)	$(116)	$(51)	$(311)

During the three and six months ended June 30, 2017 the Company recognized net losses of $39,000 and $51,000, respectively, related to hedge ineffectiveness on the fair value swaps. During the three and six months ended June 30, 2016, the Company recognized net losses of $116,000 and $311,000, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $258,000 and $585,000 for the three and six months ended June 30, 2017, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. For the three and six months ended June 30, 2016 the Company recognized a net reduction in interest income of $491,000 and $963,000, respectively, related to the fair value hedges. For the three and six months ended June 30, 2016 the Company recognized net gains (losses) of $1,000 and $(47,000) related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended June 30, 2017 and 2016.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $856,000 is expected to be reclassified as a decrease to net interest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2017	2016	2017	2016
Amount of gain (loss) recognized in AOCI on derivatives (effective portion)	OCI	$21	$(238)	$80	$(920)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	430	266	834	484
Amount of loss recognized in consolidated statements of comprehensive income		$(409)	$(504)	$(754)	$(1,404)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

At June 30, 2017, the Company had two interest rate swaps with an aggregate notional amount of $6.6 million not designated as fair value hedges associated with the Company's fixed rate loan program. At June 30, 2017, the fair value of the interest rate swaps asset and liability not designated as hedging instruments were $15,000 and $74,000, respectively. For the three and six months ended June 30, 2017, there was a net loss of $40,000 and a net loss of $56,000, respectively, recorded in the income statement for the interest rate swaps not designated as hedging instruments. For the three and six months ended June 30, 2016 there were net losses of $65,000 and $220,000, respectively recorded in the income statement for the interest rate swaps not designated as hedging instruments.

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities," respectively, on the consolidated statements of financial condition. At June 30, 2017 and December 31, 2016, the fair value of mortgage derivative assets was $1.0 million and $1.4 million, respectively, and the fair value of mortgage derivative liabilities was $439,000 and $459,000, respectively. At June 30, 2017 and December 31, 2016, the Company had approximately $56.6 million and $49.9 million, respectively, of interest rate lock commitments, and $77.6 million and $76.7 million, respectively, of forward commitments for the future delivery of residential mortgage loans. The net loss related to interest rate lock commitments for the three months ended June 30, 2017 was $284,000, compared to a gain of $172,000 for the same period in 2016. The net gains related to interest rate lock commitments were $329,000 and $743,000 for the six months ended June 30, 2017 and 2016, respectively. The net gain for forward commitments related to these mortgage loans was $303,000 for the three months ended June 30, 2017, compared to a net loss of $508,000 for the same period in 2016. The net losses for forward commitments were $682,000 and $850,000 for the six months ended June 30, 2017 and June 30, 2016, respectively.

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2017	2016	2017	2016
Amount of loss recognized in income on interest rate swaps	Noninterest income	$(40)	$(65)	$(56)	$(220)
Amount of (loss) gain recognized in income on interest rate lock commitments	Noninterest income	(284)	172	329	743
Amount of gain (loss) recognized in income on forward commitments	Noninterest income	303	(508)	(682)	(850)
Total loss recognized in income on derivatives not designated as hedging instruments		$(21)	$(401)	$(409)	$(327)

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
June 30, 2017
Offsetting Assets
Interest rate swaps and caps	$1,732	$—	$1,732	$(557)	$(100)	$1,075
Offsetting Liabilities
Interest rate swaps and caps	$569	$—	$569	$(557)	$—	$12
Repurchase agreements	25,256	—	25,256	—	(25,256)	—
Total liabilities	$25,825	$—	$25,825	$(557)	$(25,256)	$12

December 31, 2016
Offsetting Assets
Interest rate swaps and caps	$1,793	$—	$1,793	$(718)	$(1,075)	$—
Offsetting Liabilities
Interest rate swaps and caps	$726	$—	$726	$(718)	$—	$8
Repurchase agreements	25,722	—	25,722	—	(25,722)	—
Total liabilities	$26,448	$—	$26,448	$(718)	$(25,722)	$8

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

At June 30, 2017 and December 31, 2016, securities sold under repurchase agreements were $25.3 million and $25.7 million, respectively, all of which mature on an overnight and continuous basis. At both June 30, 2017 and December 31, 2016, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

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

Beginning on January 1, 2016, the Company and State Bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2017 is common equity equal to 1.25% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at both June 30, 2017 and December 31, 2016 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 (CET1) capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At June 30, 2017 and December 31, 2016, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	June 30, 2017			December 31, 2016
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
Common Equity Tier 1 (CET1) capital ratio	$542,230	14.98%	$162,934	$526,282	14.78%	$160,258
Tier 1 risk-based capital ratio	542,230	14.98%	217,245	526,282	14.78%	213,678
Total risk-based capital ratio	570,218	15.75%	289,661	552,880	15.52%	284,904
Tier 1 leverage ratio	542,230	13.23%	163,943	526,282	14.90%	141,273

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	June 30, 2017				December 31, 2016
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
Common Equity Tier 1 (CET1) capital ratio	$464,608	12.89%	$162,255	$234,369	$463,164	13.06%	$159,535	$230,440
Tier 1 risk-based capital ratio	464,608	12.89%	216,340	288,454	463,164	13.06%	212,714	283,618
Total risk-based capital ratio	492,596	13.66%	288,454	360,567	489,762	13.81%	283,618	354,523
Tier 1 leverage ratio	464,608	11.40%	162,990	203,738	463,164	13.18%	140,572	175,715

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At June 30, 2017, State Bank had no capacity to pay dividends of to the Company without prior regulatory approval.

At June 30, 2017, the Company had $61.4 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Commitments to extend credit:
Fixed	$63,103	$63,166
Variable	661,055	608,176
Letters of credit:
Fixed	4,995	6,985
Variable	3,325	3,239
Total commitments	$732,478	$681,566

The fixed rate loan commitments have maturities ranging from one month to fourteen years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company maintains a recourse liability for mortgage loans sold to investors. At June 30, 2017, the recourse liability was $304,000.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers between levels.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At June 30, 2017, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Hedged Loans

Loans involved in fair value hedges are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs consistent with the valuation methodology for interest rate swaps discussed below. The Company does not record other loans held for investment at fair value on a recurring basis.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at June 30, 2017.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2017, the aggregate fair value of the Company's mortgage loans held-for-sale was $31.4 million and the contractual balance including accrued interest was $30.7 million, with a fair value mark totaling $692,000. The Company recognized a loss of $243,000 and a gain of $482,000 for the three and six months ended June 30, 2017, respectively, related to the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income. For the three and six months ended June 30, 2016, the amount recognized related to the change in fair value of the mortgage loans held-for-sale were gains of $618,000 and $1.1 million, respectively.

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

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2017	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$84,229	$—	$84,229
States and political subdivisions	—	301	—	301
Residential mortgage-backed securities — nonagency	—	135,137	—	135,137
Residential mortgage-backed securities — agency	—	513,054	—	513,054
Corporate securities	—	115,074	—	115,074
Hedged loans	—	169,592	—	169,592
Mortgage loans held-for-sale	—	31,422	—	31,422
Mortgage derivatives	—	100	890	990
Interest rate swaps and caps	—	1,732	—	1,732
SBA servicing rights	—	—	3,828	3,828
Total recurring assets at fair value	$—	$1,050,641	$4,718	$1,055,359

Liabilities:
Interest rate swaps and caps	$—	$569	$—	$569
Mortgage derivatives	—	54	385	439
Total recurring liabilities at fair value	$—	$623	$385	$1,008

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$88,649	$—	$88,649
States and political subdivisions	—	301	—	301
Residential mortgage-backed securities — nonagency	—	154,009	—	154,009
Residential mortgage-backed securities — agency	—	529,302	—	529,302
Corporate securities	—	74,917	—	74,917
Hedged loans	—	167,165	—	167,165
Mortgage loans held for sale	—	35,813	—	35,813
Mortgage derivatives	—	663	699	1,362
Interest rate swaps and caps	—	1,793	—	1,793
SBA servicing rights	—	—	3,477	3,477
Total recurring assets at fair value	$—	$1,052,612	$4,176	$1,056,788

Liabilities:
Interest rate swaps and caps	$—	$726	$—	$726
Mortgage derivatives	—	14	445	459
Total recurring liabilities at fair value	$—	$740	$445	$1,185

Changes in the carrying value of mortgage derivatives utilizing Level 3 inputs are presented in the following tables for the periods presented (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2017		2017
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$1,096	$465	$699	$445
Issuances (1)	362	363	1,204	828
Settlements and closed loans (1)	(568)	(443)	(1,013)	(888)
Balance, end of period	$890	$385	$890	$385

	Three Months Ended June 30		Six Months Ended June 30
	2016		2016
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$1,350	$635	$651	$361
Issuances (1)	606	542	1,657	1,169
Settlements and closed loans (1)	(618)	(617)	(970)	(970)
Balance, end of period	$1,338	$560	$1,338	$560

(1) The change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was a loss of $126,000 and a gain of $251,000 for the three months and six months ended June 30, 2017, respectively. The change in fair value resulted in gains of $63,000 and $488,000 for the three and six months ended June 30, 2016.

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

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Impaired loans	$—	$—	$6,027	$6,027
Total nonrecurring assets at fair value	$—	$—	$6,027	$6,027

December 31, 2016
Impaired loans	$—	$—	$8,784	$8,784
Total nonrecurring assets at fair value	$—	$—	$8,784	$8,784

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $6.6 million and $9.6 million with respective valuation allowances of $572,000 and $831,000 at June 30, 2017 and December 31, 2016, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Other real estate owned	$—	$—	$2,880	$2,880

December 31, 2016
Other real estate owned	$—	$—	$13,292	$13,292

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	June 30, 2017	December 31, 2016
Other real estate owned:
Other real estate owned at fair value	$2,880	$13,292
Estimated selling costs and other adjustments	(473)	(2,395)
Other real estate owned	$2,407	$10,897

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

June 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,828	Discounted cash flows	Discount rate	9% - 19% (12%)
			Prepayment speed	3% - 12% (8%)
Mortgage derivatives - asset	$890	Pricing model	Pull-through rate	83%
Mortgage derivatives - liability	$385	Pricing model	Pull-through rate	83%
Impaired loans - collateral dependent	$6,027	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$2,880	Third party appraisal	Management discount for property type and recent market volatility	0% - 33% (14%)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,477	Discounted cash flows	Discount rate	9% - 18% (13%)
			Prepayment speed	3% - 11% (8%)
Mortgage derivatives - asset	$699	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$445	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$8,784	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$13,292	Third party appraisal	Management discount for property type and recent market volatility	0% - 68% (16%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The Company has determined the estimated fair value amounts using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at June 30, 2017 and December 31, 2016.

		June 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$137,674	$137,674	$149,593	$149,593
Investment securities available-for-sale	Level 2	847,795	847,795	847,178	847,178
Investment securities held-to-maturity	Level 2 & 3	63,104	63,729	67,063	67,435
Loans held-for-sale	Level 2	48,895	50,630	52,169	53,770
Loans, net	Level 2 & 3	2,853,012	2,878,710	2,787,974	2,820,484
Other real estate owned	Level 3	2,407	2,880	10,897	13,292
Interest rate swaps and caps	Level 2	1,732	1,732	1,793	1,793
Mortgage derivatives	Levels 2 & 3	990	990	1,362	1,362
SBA servicing rights	Level 3	3,828	3,828	3,477	3,477
Accrued interest receivable	Level 2	10,220	10,220	10,210	10,210
Federal Home Loan Bank stock	Level 3	7,186	7,186	5,680	5,680

Liabilities:
Deposits	Level 2	$3,452,692	$3,452,775	$3,431,165	$3,430,405
Securities sold under repurchase agreements	Level 2	25,256	25,256	27,673	27,673
FHLB borrowings	Level 2	80,000	80,000	47,014	47,014
Notes payable	Level 2	398	398	398	398
Interest rate swaps and caps	Level 2	569	569	726	726
Mortgage derivatives	Levels 2 & 3	439	439	459	459
Accrued interest payable	Level 2	1,081	1,081	2,312	2,312

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is calculated using the two-class method. Basic earnings per share is calculated by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per share includes the dilutive effect of additional potential common shares from stock compensation awards and warrants. There were no anti-dilutive securities excluded from the computation of earnings per share in the periods presented.

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Numerator:
Net income per consolidated statements of income	$15,203	$13,985	$26,761	$24,823
Net income allocated to participating securities	(413)	(408)	(706)	(673)
Net income allocated to common stock	$14,790	$13,577	$26,055	$24,150

Basic earnings per share computation:
Net income allocated to common stock	$14,790	$13,577	$26,055	$24,150
Weighted average common shares outstanding, including shares considered participating securities	38,955,513	36,899,198	38,908,102	36,982,312
Less: Average participating securities	(1,059,388)	(1,076,544)	(1,026,103)	(1,002,876)
Weighted average shares	37,896,125	35,822,654	37,881,999	35,979,436
Basic earnings per share	$.39	$.38	$.69	$.67

Diluted earnings per share computation:
Net income allocated to common stock	$14,790	$13,577	$26,055	$24,150
Weighted average common shares outstanding for basic earnings per share	37,896,125	35,822,654	37,881,999	35,979,436
Weighted average dilutive grants	46,358	101,037	52,188	98,384
Weighted average shares and dilutive potential common shares	37,942,483	35,923,691	37,934,187	36,077,820
Diluted earnings per share	$.39	$.38	$.69	$.67

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
June 30, 2017
Balance, beginning of period	$(1,568)	$(177)	$(802)	$(2,547)
Other comprehensive loss before income taxes:
Net change in unrealized gains	1,089	—	21	1,110
Amounts reclassified for net (gains) losses realized and included in earnings	(13)	—	430	417
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	46	—	46
Income tax expense	413	—	172	585
Balance, end of period	$(905)	$(131)	$(523)	$(1,559)

June 30, 2016
Balance, beginning of period	$3,294	$(171)	$(1,646)	$1,477
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	3,759	—	(238)	3,521
Amounts reclassified for net (gains) losses realized and included in earnings	(396)	—	266	(130)
Amortization of unrealized gain on securities transferred to-held-to-maturity	—	(2)	—	(2)
Income tax expense	1,301	—	11	1,312
Balance, end of period	$5,356	$(173)	$(1,629)	$3,554

Six Months Ended
June 30, 2017
Balance, beginning of period	$(1,200)	$(175)	$(1,082)	$(2,457)
Other comprehensive loss before income taxes:
Net change in unrealized gains	514	—	80	594
Amounts reclassified for net (gains) losses realized and included in earnings	(25)	—	834	809
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	44	—	44
Income tax expense	194	—	355	549
Balance, end of period	$(905)	$(131)	$(523)	$(1,559)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
June 30, 2016
Balance, beginning of period	$(272)	$—	$(1,362)	$(1,634)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	9,415	—	(920)	8,495
Amounts reclassified for net (gains) losses realized and included in earnings	(409)	—	484	75
Transfer of net unrealized loss from available-for-sale to held-to-maturity	172	(172)	—	—
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	(1)	—	(1)
Income tax expense (benefit)	3,550	—	(169)	3,381
Balance, end of period	$5,356	$(173)	$(1,629)	$3,554

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2017	2016	2017	2016
Investment securities available-for-sale
Gain on sale of investment securities	$13	$396	$25	$409
Income tax expense	(5)	(153)	(10)	(158)
Net income	$8	$243	$15	$251

Cash flow hedges (effective portion)
Interest expense on deposits	$(430)	$(266)	$(834)	$(484)
Income tax benefit	165	103	320	187
Net income	$(265)	$(163)	$(514)	$(297)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at June 30, 2017 as compared to December 31, 2016 and our results of operations for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2016 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company ("State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005. Between July 24, 2009 and June 30, 2017, we successfully completed 16 bank acquisitions totaling $5.1 billion in assets and $4.5 billion in deposits.

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank.

As a result of our acquisitions, we were transformed from a small community bank to a much larger commercial bank. We are now operating 31 full-service branches throughout seven of Georgia's eight largest MSAs. We also operate seven mortgage origination offices. At June 30, 2017, our total assets were $4.2 billion, our total loans receivable were $2.9 billion, our total deposits were $3.5 billion and our total shareholders' equity was $632.3 million.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended June 30, 2017:

•	Net income for the quarter ended June 30, 2017 was $15.2 million, or $.39 per diluted share, compared to net income of $14.0 million, or $.38 per diluted share, for the quarter ended June 30, 2016.

•
Our net interest income on a taxable equivalent basis was $46.6 million for the quarter ended June 30, 2017, an increase of $4.8 million, or 11.4%, from the quarter ended June 30, 2016. Our interest income increased $5.8 million for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, attributable to a $9.5 million increase in loan interest income and a $1.0 million increase in interest income on invested funds, partially offset by a $4.7 million decline in accretion income on loans.

•
We experienced continued loan growth during the six months ended June 30, 2017. At June 30, 2017, total loans were $2.9 billion, an increase of $66.4 million, or 2.4%, from December 31, 2016, primarily due to organic loan growth of $102.9 million, or 4.7% during the quarter ended June 30, 2017. The growth in organic loans was partially offset by a decrease of $76.7 million, or 11.2%, in purchased credit impaired and purchased non-credit impaired loans during the same period.

•
The accretable discount on purchased credit impaired loans decreased $9.5 million to $59.8 million at June 30, 2017, compared to $69.3 million at December 31, 2016. The decrease is a result of $16.9 million in accretion income recognized on purchased credit impaired loans, offset by transfers from nonaccretable to accretable discount of $7.4 million.

•	Asset quality remained solid at June 30, 2017 with a ratio of nonperforming assets to total loans plus other real estate owned of .31% and a ratio of nonperforming loans to total loans of .23%.

•
The average cost of funds remained low at 38 basis points for the quarter ended June 30, 2017, an increase of five basis points from the same period in 2016, primarily due to an increase in savings and money market deposits, as well as an increase in other borrowings and, in particular, the rate paid on other borrowings.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 13.23%, CET1 and Tier 1 risk-based capital ratios of 14.98%, and a Total risk-based capital ratio of 15.75% at June 30, 2017.

•	During the second quarter of 2017, we declared and paid a cash dividend of $0.14 per common share to our shareholders.
Recent Developments
Proposed Acquisition of AloStar Bank of Commerce
On June 15, 2017, the Company, State Bank and State Bank Interim Corp. ("Merger Sub"), a wholly-owned subsidiary of State Bank, entered into an agreement to acquire AloStar Bank of Commerce ("AloStar"). Upon the closing of the transaction, (a) Merger Sub will merge with and into AloStar, with AloStar as the surviving bank in the merger, and (b) immediately thereafter, AloStar will merge with and into State Bank, with State Bank as the surviving bank. Completion of the transaction is subject to certain closing conditions, including regulatory approvals and other customary closing conditions.
At June 30, 2017, AloStar had total assets of approximately $945 million, total loans of approximately $783 million, total deposits of approximately $704 million, and total shareholder's equity of approximately $196 million. AloStar has banking operations in Birmingham, Alabama as well as Atlanta, Georgia.

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

Table 1 - Financial Highlights Selected Financial Information
	2017		2016			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2017	2016

SELECTED RESULTS OF OPERATIONS
Interest income on loans	$34,872	$34,060	$26,696	$26,580	$25,406	$68,932	$49,748
Accretion income on loans	9,228	7,677	10,271	9,335	13,961	16,905	23,704
Interest income on invested funds	5,747	5,460	4,810	4,714	4,726	11,207	9,399
Total interest income	49,847	47,197	41,777	40,629	44,093	97,044	82,851
Interest expense	3,369	3,239	2,631	2,504	2,371	6,608	4,484
Net interest income	46,478	43,958	39,146	38,125	41,722	90,436	78,367
Provision for loan and lease losses (organic & PNCI loans)	1,470	1,361	300	7	1,600	2,831	3,289
Provision for loan and lease losses (purchased credit impaired loans)	375	(359)	(23)	81	(1,594)	16	(3,417)
Total provision for loan and lease losses	1,845	1,002	277	88	6	2,847	(128)
Total noninterest income	10,476	9,459	9,911	9,769	10,230	19,935	19,621
Total noninterest expense	31,997	34,565	32,875	28,480	30,674	66,562	59,572
Income before income taxes	23,112	17,850	15,905	19,326	21,272	40,962	38,544
Income tax expense	7,909	6,292	5,578	6,885	7,287	14,201	13,721
Net income	$15,203	$11,558	$10,327	$12,441	$13,985	$26,761	$24,823

COMMON SHARE DATA
Basic earnings per share	$.39	$.30	$.28	$.34	$.38	$.69	$.67
Diluted earnings per share	.39	.30	.28	.34	.38	.69	.67
Cash dividends declared per share	.14	.14	.14	.14	.14	.28	.28
Book value per share	16.23	15.96	15.80	15.21	15.00	16.23	15.00
Tangible book value per share (1)	13.94	13.66	13.48	13.99	13.77	13.94	13.77
Dividend payout ratio	35.90%	46.67%	50.00%	41.18%	36.84%	40.58%	41.79%

COMMON SHARES OUTSTANDING
Common stock	38,967,972	38,870,424	38,845,573	36,894,553	36,894,641	38,967,972	36,894,641
Weighted average shares outstanding:
Basic	37,896,125	37,867,718	35,904,009	35,863,183	35,822,654	37,881,999	35,979,436
Diluted	37,942,483	37,954,585	36,009,098	35,965,948	35,923,691	37,934,187	36,077,820

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (2)	$2,905,415	$2,846,618	$2,431,512	$2,406,629	$2,326,666	$2,876,394	$2,288,616
Assets	4,200,843	4,182,008	3,636,544	3,564,860	3,524,468	4,191,691	3,500,570
Deposits	3,413,831	3,423,506	2,975,510	2,866,822	2,873,019	3,418,641	2,863,818
Equity	627,294	617,056	559,561	557,365	546,838	622,419	544,467
Tangible equity (1)	538,153	527,650	514,982	512,265	501,221	533,146	498,581

Table 1 - Financial Highlights Selected Financial Information
	2017		2016			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2017	2016
SELECTED ACTUAL BALANCES
Total assets	$4,233,977	$4,202,681	$4,225,265	$3,616,775	$3,586,766	$4,233,977	$3,586,766
Investment securities	910,899	963,350	914,241	889,726	888,060	910,899	888,060
Organic loans	2,275,471	2,172,555	2,090,564	2,030,457	2,004,858	2,275,471	2,004,858
Purchased non-credit impaired loans	469,931	528,065	563,362	189,053	205,705	469,931	205,705
Purchased credit impaired loans	135,598	154,160	160,646	126,836	134,533	135,598	134,533
Allowance for loan and lease losses	(27,988)	(26,976)	(26,598)	(27,177)	(27,599)	(27,988)	(27,599)
Interest-earning assets	3,967,184	3,931,732	3,917,356	3,403,046	3,375,061	3,967,184	3,375,061
Total deposits	3,452,692	3,409,775	3,431,165	2,959,292	2,885,490	3,452,692	2,885,490
Interest-bearing liabilities	2,548,837	2,590,391	2,521,831	2,109,226	2,152,138	2,548,837	2,152,138
Noninterest-bearing liabilities	1,052,803	992,007	1,089,801	946,415	881,272	1,052,803	881,272
Shareholders' equity	632,337	620,283	613,633	561,134	553,356	632,337	553,356

PERFORMANCE RATIOS
Return on average assets (3)	1.45%	1.12%	1.13%	1.39%	1.60%	1.29%	1.43%
Return on average equity (3)	9.72	7.60	7.34	8.88	10.29	8.67	9.17
Cost of funds	.38	.37	.35	.34	.33	.38	.31
Net interest margin (4)	4.76	4.59	4.56	4.54	5.08	4.68	4.81
Interest rate spread (4)	4.58	4.41	4.38	4.37	4.91	4.50	4.64
Efficiency ratio (5)	56.18	64.71	67.01	59.46	59.04	60.31	60.80

CAPITAL RATIOS
Average equity to average assets	14.93%	14.76%	15.39%	15.63%	15.52%	14.85%	15.55%
Leverage ratio	13.23	13.04	14.90	14.64	14.56	13.23	14.56
CET1 risk-based capital ratio	14.98	14.74	14.78	16.68	16.52	14.98	16.52
Tier 1 risk-based capital ratio	14.98	14.74	14.78	16.68	16.52	14.98	16.52
Total risk-based capital ratio	15.75	15.49	15.52	17.56	17.42	15.75	17.42

ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.08%	.09%	.10%	.05%	.47%	.08%	.25%
Nonperforming loans to total loans	.06	.28	.30	.32	.35	.06	.35
Nonperforming assets to loans + ORE	.06	.29	.31	.32	.35	.06	.35
Past due loans to total loans	.09	.08	.06	.09	.18	.09	.18
Allowance for loan and lease losses to loans	.99	1.01	1.01	1.07	1.10	.99	1.10

(1)	Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2, "Non-GAAP Measures Reconciliation" for further information.

(2)
Includes quarter-to-date average nonaccrual loans of $9.3 million for second quarter 2017, $9.9 million for first quarter 2017, $8.4 million for fourth quarter 2016, $8.6 million for third quarter 2016 and $10.0 million for second quarter 2016.

(3)	Net income annualized for the applicable period.

(4)	Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 35%.

(5)	Noninterest expenses divided by net interest income plus noninterest income.

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

Table 2 - Non-GAAP Measures Reconciliation Selected Financial Information
	2017		2016			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2017	2016

BOOK VALUE PER COMMON SHARE RECONCILIATION
Book value per common share (GAAP)	$16.23	$15.96	$15.80	$15.21	$15.00	$16.23	$15.00
Effect of goodwill and other intangibles	(2.29)	(2.30)	(2.32)	(1.22)	(1.23)	(2.29)	(1.23)
Tangible book value per common share	$13.94	$13.66	$13.48	$13.99	$13.77	$13.94	$13.77

AVERAGE TANGIBLE EQUITY RECONCILIATION
Average equity (GAAP)	$627,294	$617,056	$559,561	$557,365	$546,838	$622,419	$544,467
Effect of average goodwill and other intangibles	(89,141)	(89,406)	(44,579)	(45,100)	(45,617)	(89,273)	(45,886)
Average tangible equity	$538,153	$527,650	$514,982	$512,265	$501,221	$533,146	$498,581

Results of Operations

Net Income

We reported net income of $15.2 million and $26.8 million for the three and six months ended June 30, 2017, respectively, compared to net incomes of $14.0 million and $24.8 million for the same periods in 2016. Diluted earnings per common share were $.39 and $.69 for the three and six months ended June 30, 2017, respectively, compared to diluted earnings per common share of $.38 and $.67 for the same periods in 2016.

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

Three Months Ended June 30, 2017 and 2016

Our net interest income on a taxable equivalent basis was $46.6 million for the three months ended June 30, 2017, an increase of $4.8 million, or 11.4%, from the three months ended June 30, 2016. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $571.5 million and investment securities of $42.3 million compared to the three months ended June 30, 2016. An increase in average interest bearing deposits of $417.1 million and other borrowings of $58.5 million compared to the three months ended June 30, 2016 partially offset the impact of the increases in average loans, excluding purchased credit impaired loans, and investment securities.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.58% for the three months ended June 30, 2017, compared to 4.91% for the same period in 2016, a decrease of 33 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.76% for the three months ended June 30, 2017 compared to 5.08% for the same period in 2016, a decrease of 32 basis points.

The yield on average earning assets was 5.11% for the three months ended June 30, 2017, compared to 5.37% for the three months ended June 30, 2016, a decrease of 26 basis points, driven primarily by growth in average loans, excluding purchased credit impaired loans, and investment securities, outpacing growth in higher-yielding purchased credit impaired loans. The decline in accretion income on purchased credit impaired loans was offset by an increase in interest income on loans, excluding purchased credit impaired loans, and investment securities. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decrease of 1,555 basis points in our yield on purchased credit impaired loans was primarily due to a decrease in gains on loan pool closings of $4.0 million, as well as the lower yield on the purchased credit impaired portfolios acquired in our recent acquisitions. Our yield on loans, excluding purchased credit impaired loans, was 5.08% for the three months ended June 30, 2017, compared to 4.68% for the same period in 2016, an increase of 40 basis points. The increase primarily resulted from a combination of variable rate loans repricing due to increases in index rates and accretion of purchase accounting discounts on purchased non-credit impaired loans. The yield on our investment portfolio was 2.39% and 2.07% for the three months ended June 30, 2017 and 2016, respectively. The increase of 32 basis points compared to the prior period was primarily driven by variable rate securities repricing due to increases in index rates.

The average rate on interest-bearing liabilities was .53% for the three months ended June 30, 2017, an increase of seven basis points from the same period in 2016. The average rate paid on interest-bearing deposits was .51% and .45% for the three months ended June 30, 2017 and 2016, respectively. The increase of six basis points was primarily the result of an increase in the rate paid on savings and money market accounts acquired in our recent acquisitions and a shift in the mix of interest-bearing deposits to savings and money market accounts. Also contributing to the increase in the rate on interest-bearing liabilities was an increase in the volume of other borrowings and a 30 basis points increase in the related rate on other borrowings compared to the same period in 2016. Our cost of funds was 38 basis points for the three months ended June 30, 2017, an increase of five basis points from the same period in 2016.

Six Months Ended June 30, 2017 and 2016

Our net interest income on a taxable equivalent basis was $90.7 million for the six months ended June 30, 2017, an increase of $12.1 million, or 15.3%, from the six months ended June 30, 2016. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $577.7 million and investment securities of $55.8 million compared to the six months ended June 30, 2016. An increase in average interest bearing deposits of $446.3 million and other borrowings of $53.1 million compared to the six months ended June 30, 2017 partially offset the impact of the increases in average loans, excluding purchased credit impaired loans, and investment securities.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.50% for the six months ended June 30, 2017, compared to 4.64% for the same period in 2016, a decrease of 14 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.68% for the six months ended June 30, 2017 compared to 4.81% for the same period in 2016, a decrease of 13 basis points.

The yield on average earning assets was 5.02% for the six months ended June 30, 2017, compared to 5.08% for the six months ended June 30, 2016, a decrease of 6 basis points, driven primarily by growth in average loans, excluding purchased credit impaired loans, and investment securities, outpacing growth in higher-yielding purchased credit impaired loans. The decline in accretion income on purchased credit impaired loans was offset by an increase in interest income on loans, excluding purchased credit impaired loans, and investment securities. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decrease of 1,152 basis points in our yield on purchased credit impaired loans was primarily due to decrease in gains on loan pool closings of $4.0 million, as well as the lower yield on the portfolios acquired in our recent acquisitions. Our yield on loans, excluding purchased credit impaired loans, was 5.12% for the six months ended June 30, 2017, compared to 4.68% for the same period in 2016, an increase of 44 basis points. The increase primarily resulted from a combination of variable rate loans repricing due to changes in index rates and accretion of purchase accounting discounts on purchased non-credit impaired loans. The yield on our investment portfolio was 2.33% and 2.06% for the six months ended June 30, 2017 and 2016, respectively. The increase of 27 basis points compared to the prior period was primarily driven by variable rate securities repricing due to changes in index rates.

The average rate on interest-bearing liabilities was .52% for the six months ended June 30, 2017, an increase of eight basis points from the same period in 2016. The average rate paid on interest-bearing deposits was .51% and .44% for the six months ended June 30, 2017 and 2016, respectively. The increase of seven basis points was primarily the result of an increase in the rate paid on savings and money market accounts acquired in our recent acquisitions and a shift in the mix of interest-bearing deposits to savings and money market accounts. Also contributing to the increase in the rate on interest-bearing liabilities was an increase in the volume of other borrowings and a 20 basis points increase in the related rate on other borrowings compared to the same period in 2016. Our cost of funds was 38 basis points for the six months ended June 30, 2017, an increase of seven basis points from the same period in 2016.

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

	For the Three Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$73,862	$92.50%		$80,638	$66.33%
Investment securities (1)	947,300	5,655	2.39%	905,019	4,662	2.07%
Loans, excluding purchased credit impaired loans (2)(3)	2,762,996	35,003	5.08%	2,191,506	25,519	4.68%
Purchased credit impaired loans	142,419	9,228	25.99%	135,160	13,961	41.54%
Total earning assets	3,926,577	49,978	5.11%	3,312,323	44,208	5.37%
Total nonearning assets	274,266			212,145
Total assets	$4,200,843			$3,524,468
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$585,343	$179.12%		$531,359	$159.12%
Savings & money market deposits	1,380,586	2,092.61%		1,052,106	1,397.53%
Time deposits less than $250,000	355,968	606.68%		351,883	557.64%
Time deposits $250,000 or greater	81,507	146.72%		64,869	114.71%
Brokered and wholesale time deposits	38,353	100	1.05%	24,471	65	1.07%
Other borrowings	119,652	246.82%		61,146	79.52%
Total interest-bearing liabilities	2,561,409	3,369.53%		2,085,834	2,371.46%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	972,074			848,331
Other liabilities	40,066			43,465
Shareholders’ equity	627,294			546,838
Total liabilities and shareholders’ equity	$4,200,843			$3,524,468
Net interest income		$46,609			$41,837
Net interest spread			4.58%			4.91%
Net interest margin			4.76%			5.08%
Cost of funds			.38%			.33%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $0 and $2,000 for the three months ended June 30, 2017 and 2016, respectively.
(2)   Includes average nonaccrual loans of $9.3 million and $10.0 million for the three months ended June 30, 2017 and 2016, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $131,000 and $113,000 for the three months ended June 30, 2017 and 2016, respectively.

	For the Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$79,758	$184.47%		$103,338	$186.36%
Investment securities (1)	954,566	11,023	2.33%	898,727	9,217	2.06%
Loans, excluding purchased credit impaired loans (2)(3)	2,728,190	69,203	5.12%	2,150,518	50,026	4.68%
Purchased credit impaired loans	148,204	16,905	23.00%	138,098	23,704	34.52%
Total earning assets	3,910,718	97,315	5.02%	3,290,681	83,133	5.08%
Total nonearning assets	280,973			209,889
Total assets	$4,191,691			$3,500,570
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$593,814	$363.12%		$535,121	$324.12%
Savings & money market deposits	1,384,708	4,148.60%		1,044,345	2,691.52%
Time deposits less than $250,000	371,443	1,296.70%		333,519	958.58%
Time deposits $250,000 or greater	75,646	272.73%		59,358	185.63%
Brokered and wholesale time deposits	29,190	152	1.05%	36,190	193	1.07%
Other borrowings	100,604	377.76%		47,467	133.56%
Total interest-bearing liabilities	2,555,405	6,608.52%		2,056,000	4,484.44%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	963,840			855,285
Other liabilities	50,027			44,818
Shareholders’ equity	622,419			544,467
Total liabilities and shareholders’ equity	$4,191,691			$3,500,570
Net interest income		$90,707			$78,649
Net interest spread			4.50%			4.64%
Net interest margin			4.68%			4.81%
Cost of funds			.38%			.31%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $0 and $4,000 for the six months ended June 30, 2017 and 2016, respectively.
(2)   Includes average nonaccrual loans of $9.5 million and $9.2 million for the six months ended June 30, 2017 and 2016, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $271,000 and $278,000 for the six months ended June 30, 2017 and 2016, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2017 vs. 2016			June 30, 2017 vs. 2016
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$7,094	$2,390	$9,484	$14,346	$4,831	$19,177
Loan accretion	715	(5,448)	(4,733)	1,631	(8,430)	(6,799)
Investment securities	226	767	993	597	1,209	1,806
Interest-bearing deposits in other financial institutions	(6)	32	26	(47)	45	(2)
Total interest income	8,029	(2,259)	5,770	16,527	(2,345)	14,182

Interest expense:
Deposits	509	322	831	1,061	819	1,880
Other borrowings	103	64	167	187	57	244
Total interest expense	612	386	998	1,248	876	2,124
Net interest income	$7,417	$(2,645)	$4,772	$15,279	$(3,221)	$12,058

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

Organic Loans

For the three months ended June 30, 2017 and 2016, we recorded provisions of $1.1 million and $1.6 million, respectively. For the six months ended June 30, 2017 and 2016, we recorded provisions of $2.4 million and $3.2 million, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. We recorded a provision for loan and lease losses of $372,000 for the three months ended June 30, 2017, compared to a negative provision of $35,000 for the three months ended June 30, 2016. We recorded a provision for loan and lease losses of $471,000 and $108,000 for the six months ended June 30, 2017 and 2016, respectively.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the allowance for loan and lease losses. Subsequent significant increases in the amount of cash expected to be collected from the borrower results first in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. We recorded a provision for loan and lease losses of $375,000 for the three months ended June 30, 2017, compared to a negative provision of $1.6 million for three months ended June 30, 2016. We recorded a provision for loan and lease losses of $16,000 for the six months ended June 30, 2017, compared to a negative provision of $3.4 million for the six months ended June 30, 2016.

 Noninterest Income

Noninterest income for the three months ended June 30, 2017 totaled $10.5 million, compared to $10.2 million for the same period in 2016, an increase of $246,000. For the six months ended June 30, 2017, noninterest income was $19.9 million, compared to $19.6 million for the same period in 2016, an increase of $314,000. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Service charges on deposits	$1,471	$1,352	$2,938	$2,738
Mortgage banking income	3,096	3,551	5,990	6,592
SBA income	1,983	1,685	3,161	3,187
Payroll and insurance income	1,418	1,282	2,913	2,800
ATM income	864	769	1,696	1,514
Bank-owned life insurance income	465	468	949	930
Gain on sale of investment securities	13	396	25	409
Other	1,166	727	2,263	1,451
Total noninterest income	$10,476	$10,230	$19,935	$19,621

Mortgage banking income decreased $455,000, or 12.8%, for the three months ended June 30, 2017 from the same period in 2016. For the six months ended June 30, 2017, mortgage banking income decreased $602,000 or 9.1% These decreases in mortgage banking income were due to a decline in higher margin retail originations, which were partially offset by an increase in wholesale originations for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. SBA income for the three months ended June 30, 2017 increased $298,000, or 17.7%, from the same period in 2016. This increase in SBA income was mostly due to an increase of $248,000 in gains on sale booked, a result of our increased volume of loan sales, during the three months ended June 30, 2017 compared to the same period in 2016. For the six months ended June 30, 2017, SBA income decreased $26,000, or 0.8% from the same period in 2016. This decrease in SBA income was primarily attributable to an unfavorable fair value adjustment on SBA servicing rights of $160,000 and a decrease in gains on sale of SBA loans of $110,000 during the six months ended June 30, 2017, compared to the same period in 2016. These decreases were partially offset by an increase in SBA servicing fees of $250,000 during the six months ended June 30, 2017, compared to the same period in 2016.

Payroll and insurance income increased $136,000, or 10.6%, for the three months ended June 30, 2017 from the same period in 2016. For the six months ended June 30, 2017, payroll and insurance income increased $113,000, or 4.0% from the same period in 2016. The increase for both periods was primarily due to an increase in commissions on new insurance policies written.

Other noninterest income increased $439,000, or 60.4%, for the three months ended June 30, 2017, compared to the same period in 2016. For the six months ended June 30, 2017, other noninterest income increased $812,000, or 56.0%, compared to the same period in 2016. The increase in other noninterest income was primarily attributable to increases in gains on sale of equipment finance loans totaling $169,000 and $358,000 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in other noninterest income was also attributable to the increases in mark-to-market on interest rate swaps and hedged assets of $97,000 and $413,000 for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2017 totaled $32.0 million, up $1.3 million from the same period in 2016. Noninterest expense for the six months ended June 30, 2017 totaled $66.6 million, up $7.0 million from the same period in 2016.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Salaries and employee benefits	$21,912	$20,662	$43,969	$39,422
Occupancy and equipment	3,329	3,015	6,609	6,116
Data processing	2,382	2,211	5,021	4,286
Legal and professional fees	898	976	2,703	1,929
Merger-related expenses	372	319	2,607	319
Marketing	403	619	1,067	1,121
Federal deposit insurance premiums and other regulatory fees	398	553	795	1,115
Loan collection costs and OREO activity	(213)	(96)	(1,255)	389
Amortization of intangibles	697	528	1,393	1,073
Other	1,819	1,887	3,653	3,802
Total noninterest expense	$31,997	$30,674	$66,562	$59,572

Salaries and employee benefits expense increased $1.3 million, or 6.0%, and $4.5 million, or 11.5%, for the three and six months ended June 30, 2017, respectively, from the same periods in 2016. The increase in salaries and employee benefits for the three and six months ended June 30, 2017 was primarily attributable to $1.5 million and $3.3 million, respectively, related to our acquisitions of National Bank of Georgia and S Bank. The increases were also attributable to additional staff added in our Patriot Capital and SBA lending divisions.

Data processing expenses increased $171,000, or 7.7%, and increased $735,000, or 17.1%, for the three and six months ended June 30, 2017, respectively, from the same periods in 2016. These increases were primarily attributable to data processing expenses that we incurred related to our acquisitions of National Bank of Georgia and S Bank. Legal and professional fees decreased $78,000, or 8.0%, for the three months ended June 30, 2017 from the same period in 2016. Legal and professional fees increased $774,000, or 40.1%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase for the six months ended June 30, 2017 was largely due to a support system project which was completed during first quarter of 2017.

Marketing expenses decreased $216,000, or 34.9%, and $54,000, or 4.8% for the three and six months ended June 30, 2017, respectively, from the same periods in 2016. These decreases are primarily related to the timing of marketing campaigns.

Loan collection costs and OREO activity, which are net of rental fees on OREO properties as well as gains and losses on OREO, decreased $117,000 for the three months ended June 30, 2017, compared to the same period in 2016. The decrease was attributable to an increase in gains on sale of OREO of $368,000 offset by an increase in loan collection and OREO expenses of $50,000 and a decrease in rental fees of $201,000 compared to the same period in 2016. For the six months ended June 30, 2017, loan collection costs and OREO activity decreased $1.6 million compared to the same period in 2016. The decrease was attributable to an increase in net gains on sale of OREO of $1.4 million, a decrease in loan collection and OREO expenses of $422,000 and a decrease in rental fees of $222,000 compared to the same period in 2016.

Amortization of intangibles increased $169,000, or 32.0%, for the three months ended June 30, 2017 from the same period in 2016. Amortization of intangibles increased $320,000, or 29.8%, for the six months ended June 30, 2017, compared to the same period in 2016. These increases were primarily related to intangibles recorded and amortized from our acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc. in the fourth quarter of 2016.

Merger-related expenses were $372,000 for the three months ended June 30, 2017 compared to $319,000 in the same period in 2016. Merger-related expenses were $2.6 million for the six months ended June 30, 2017, compared to $319,000 for the same period in 2016. Merger-related expenses in 2017 were attributable to our proposed acquisition of AloStar Bank of Commerce and our acquisitions and integrations of NBG Bancorp, Inc. and S Bankshares, Inc. These expenses include, among other things, liquidating damages from contract terminations, system conversion costs, severance, and professional fees.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The effective tax rate was 34.2% and 34.3% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate was 34.7% and 35.6% for the six months ended June 30, 2017 and 2016, respectively.

Balance Sheet Review

General

At June 30, 2017, we had total assets of approximately $4.2 billion, consisting principally of $2.3 billion in net organic loans, $469.3 million in net purchased non-credit impaired loans, $130.8 million in net purchased credit impaired loans, $910.9 million in investment securities and $137.7 million in cash and cash equivalents. Our liabilities at June 30, 2017 totaled $3.6 billion, consisting principally of $3.5 billion in deposits. At June 30, 2017, our shareholders' equity was $632.3 million.

At December 31, 2016, we had total assets of approximately $4.2 billion, consisting principally of $2.1 billion in net organic loans, $562.9 million in net purchased non-credit impaired loans, $155.6 million in net purchased credit impaired loans, $914.2 million in investment securities and $149.6 million in cash and cash equivalents. Our liabilities at December 31, 2016 totaled $3.6 billion, consisting principally of $3.4 billion in deposits. At December 31, 2016, our shareholders' equity was $613.6 million.

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At June 30, 2017, we had $847.8 million in available-for-sale securities representing approximately 20.0% of total assets, compared to $847.2 million, or 20.1% of total assets, at December 31, 2016. At June 30, 2017 and December 31, 2016, we had $63.1 million and $67.1 million, respectively, in held-to-maturity securities.

        At June 30, 2017, $84.2 million, or 9.2%, of our investment securities were invested in securities of U.S. Government agencies, compared to $88.6 million, or 9.7%, at December 31, 2016. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At June 30, 2017, $513.1 million, or 56.3%, of our securities were invested in agency mortgage-backed securities, compared to $529.3 million, or 57.9%, at December 31, 2016. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At June 30, 2017, $135.1 million, or 14.8%, of our investment securities were invested in nonagency mortgage-backed securities, compared to $154.0 million, or 16.8%, at December 31, 2016. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At June 30, 2017, $52.9 million, or 5.8%, of our investment securities were invested in asset-backed securities, compared to $56.8 million, or 6.2%, at December 31, 2016. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The investment in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that could provide higher returns than other variable rate securities without adding significant risk. At June 30, 2017, $125.3 million, or 13.8%, of our investment securities were invested in corporate securities, compared to $85.2 million, or 9.3%, at December 31, 2016. Corporate securities currently consist of short duration debt and longer term financial institution subordinated debt securities. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our investment portfolio at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$84,546	$84,229	$89,044	$88,649
States and political subdivisions	300	301	300	301
Residential mortgage-backed securities — nonagency	132,493	135,137	151,519	154,009
Residential mortgage-backed securities — agency	517,796	513,054	533,479	529,302
Corporate securities	114,128	115,074	74,793	74,917
Total investment securities available-for-sale	$849,263	$847,795	$849,135	$847,178

	June 30, 2017		December 31, 2016
Investment Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$52,894	$53,329	$56,804	$57,085
Corporate securities	10,210	10,400	10,259	10,350
Total investment securities available-for-sale	$63,104	$63,729	$67,063	$67,435

The following tables show contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Investment Securities Available-for-Sale	Distribution of Maturities (1)
June 30, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$2,492	$82,054	$—	$—	$84,546
States and political subdivisions	—	300	—	—	300
Residential mortgage-backed securities — nonagency	—	—	—	132,493	132,493
Residential mortgage-backed securities — agency	—	15,699	280,991	221,106	517,796
Corporate securities	13,296	84,949	13,999	1,884	114,128
Total debt securities	$15,788	$183,002	$294,990	$355,483	$849,263

Fair Value (1):
U.S. Government securities	$2,493	$81,736	$—	$—	$84,229
States and political subdivisions	—	301	—	—	301
Residential mortgage-backed securities — nonagency	—	—	—	135,137	135,137
Residential mortgage-backed securities — agency	—	15,676	278,468	218,910	513,054
Corporate securities	13,297	85,308	14,375	2,094	115,074
Total debt securities	$15,790	$183,021	$292,843	$356,141	$847,795

Weighted average yield (2):
Total debt securities	1.66%	2.04%	1.61%	2.67%	2.15%

Investment Securities Held-to-Maturity	Distribution of Maturities (1)
June 30, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$37,394	$15,500	$52,894
Corporate securities	—	—	10,210	—	10,210
Total debt securities	$—	$—	$47,604	$15,500	$63,104

Fair Value (1):
Asset-backed securities	$—	$—	$37,777	$15,552	$53,329
Corporate securities	—	—	10,400	—	10,400
Total debt securities	$—	$—	$48,177	$15,552	$63,729

Weighted average yield (2):
Total debt securities	—%	—%	3.86%	3.37%	3.74%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $2.9 billion and $2.8 billion at June 30, 2017 and December 31, 2016, respectively. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $184.9 million, or 8.8%, to $2.3 billion at June 30, 2017 from December 31, 2016. The $184.9 million increase was a result of strong economic conditions and traction in asset generating verticals. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards for organic loans.

Purchased Loans

Purchased non-credit impaired loans were $469.9 million at June 30, 2017, down $93.4 million, or 16.6%, from December 31, 2016. Our purchased non-credit impaired loans declined as these loans were paid down or refinanced. Our purchased credit impaired loans decreased $25.0 million, or 15.6%, to $135.6 million at June 30, 2017 from December 31, 2016. Our purchased credit impaired loans declined as these loans were paid down, refinanced or charged-off.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2017					December 31, 2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$413,557	$31,083	$16,857	$461,497	16.0%	$500,018	$51,208	$16,537	$567,763	20.2%
Other commercial real estate	960,762	171,914	46,078	1,178,754	40.9%	754,790	209,531	60,742	1,025,063	36.4%
Total commercial real estate	1,374,319	202,997	62,935	1,640,251	56.9%	1,254,808	260,739	77,279	1,592,826	56.6%
Residential real estate	167,755	117,449	45,513	330,717	11.5%	144,295	144,596	54,507	343,398	12.2%
Owner-occupied real estate	244,637	114,438	23,262	382,337	13.3%	256,317	115,566	23,980	395,863	14.1%
Commercial, financial & agricultural	355,629	31,654	3,617	390,900	13.6%	327,381	36,206	4,533	368,120	13.1%
Leases	73,103	—	—	73,103	2.5%	71,724	—	—	71,724	2.5%
Consumer	60,028	3,393	271	63,692	2.2%	36,039	6,255	347	42,641	1.5%
Total gross loans receivable, net of deferred fees	2,275,471	469,931	135,598	2,881,000	100.0%	2,090,564	563,362	160,646	2,814,572	100.0%
Allowance for loan and lease losses	(22,560)	(667)	(4,761)	(27,988)		(21,086)	(439)	(5,073)	(26,598)
Total loans, net	$2,252,911	$469,264	$130,837	$2,853,012		$2,069,478	$562,923	$155,573	$2,787,974

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

At June 30, 2017, our total ALLL for the loan portfolio was $28.0 million, an increase of $1.4 million compared to December 31, 2016. The ALLL reflected $1.5 million of net charge-offs and a $2.8 million provision for loan and lease losses on our total loan portfolio for the six months ended June 30, 2017.

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

At June 30, 2017, our organic ALLL increased $1.5 million to $22.6 million, compared to $21.1 million at December 31, 2016. The increase in our organic ALLL at June 30, 2017 is largely from $2.4 million of provision for loan and lease losses charged to expense for the six months ended June 30, 2017, primarily due to organic loan growth. Net charge-offs on organic loans for the six months ended June 30, 2017, decreased $1.5 million compared to the same period in 2016. The decrease in net charge-offs primarily related to one loan which was charged down in the second quarter of 2016.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At June 30, 2017, our purchased non-credit impaired ALLL was $667,000, an increase of $228,000, compared to December 31, 2016. The increase in the purchased non-credit impaired ALLL was primarily due to the calculated ALLL exceeding the remaining discount on certain loan pools.

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

At June 30, 2017, our purchased credit impaired ALLL was $4.8 million, compared to $5.1 million at December 31, 2016. The provision for loan and lease losses charged to expense for the six months ended June 30, 2017 was $16,000, compared to negative $3.4 million for the same period in 2016. The decrease in purchased credit impaired ALLL was primarily due to continued attrition of this portfolio during the period. At June 30, 2017, our overall outstanding purchased credit impaired loan portfolio balance continued to decline with an ending balance of $135.6 million compared to $160.6 million at December 31, 2016. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

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

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Six Months Ended June 30
	2017				2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$21,086	$439	$5,073	$26,598	$21,224	$53	$7,798	$29,075
Charge-offs:
Construction, land & land development	(187)	—	(1)	(188)	(2,125)	—	(605)	(2,730)
Other commercial real estate	—	—	(232)	(232)	—	—	(128)	(128)
Total commercial real estate	(187)	—	(233)	(420)	(2,125)	—	(733)	(2,858)
Residential real estate	(48)	—	(42)	(90)	(28)	(62)	(894)	(984)
Owner-occupied real estate	—	(80)	(36)	(116)	—	—	(211)	(211)
Commercial, financial & agricultural	(142)	(160)	(16)	(318)	(164)	(1)	(228)	(393)
Leases	(499)	—	—	(499)	(215)	—	—	(215)
Consumer	(200)	(5)	(1)	(206)	(15)	(1)	(56)	(72)
Total charge-offs	$(1,076)	$(245)	$(328)	$(1,649)	$(2,547)	$(64)	$(2,122)	$(4,733)
Recoveries:
Construction, land & land development	—	—	—	—	—	—	402	402
Other commercial real estate	—	—	—	—	—	—	1,879	1,879
Total commercial real estate	—	—	—	—	—	—	2,281	2,281
Residential real estate	6	—	—	6	3	44	400	447
Owner-occupied real estate	—	—	—	—	44	—	207	251
Commercial, financial & agricultural	51	—	—	51	95	—	233	328
Leases	109	—	—	109	7	—	—	7
Consumer	24	2	—	26	1	17	53	71
Total recoveries	$190	$2	$—	$192	$150	$61	$3,174	$3,385
Net (charge-offs) recoveries	(886)	(243)	(328)	(1,457)	(2,397)	(3)	1,052	(1,348)
Provision for loan and lease losses	2,360	471	16	2,847	3,181	108	(3,417)	(128)
Balance, at end of period	$22,560	$667	$4,761	$27,988	$22,008	$158	$5,433	$27,599
Allowance for loan and lease losses to loans	.99%	.14%	3.51%	.97%	1.10%	.08%	4.04%	1.18%
Ratio of net charge-offs (recoveries) to average loans outstanding	.08%	.09%	.45%	.10%	.25%	—%	(1.53)%	.12%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$4,200	14.3%	$5,705	17.8%
Other commercial real estate	9,137	33.3%	6,062	26.8%
Total commercial real estate	13,337	47.7%	11,767	44.6%
Residential real estate	1,841	5.8%	1,786	5.1%
Owner-occupied real estate	2,036	8.5%	2,239	9.1%
Commercial, financial & agricultural	3,663	12.4%	4,093	11.6%
Leases	825	2.5%	655	2.5%
Consumer	858	2.1%	546	1.3%
Total allowance for organic loans	$22,560	79.0%	$21,086	74.2%

Purchased Non-credit Impaired loans
Construction, land & land development	$88	1.1%	$88	1.8%
Other commercial real estate	57	6.0%	—	7.4%
Total commercial real estate	145	7.0%	88	9.2%
Residential real estate	342	4.1%	72	5.1%
Owner-occupied real estate	152	4.0%	44	4.1%
Commercial, financial & agricultural	26	1.1%	235	1.3%
Consumer	2	0.1%	—	0.2%
Total allowance for purchased non-credit impaired loans	$667	16.3%	$439	19.9%

Purchased Credit Impaired loans
Construction, land & land development	$800	0.6%	$754	0.6%
Other commercial real estate	1,331	1.6%	1,429	2.2%
Total commercial real estate	2,131	2.2%	2,183	2.8%
Residential real estate	968	1.6%	1,196	2.0%
Owner-occupied real estate	1,611	0.8%	1,655	0.9%
Commercial, financial & agricultural	37	0.1%	38	0.2%
Consumer	14	—%	1	—%
Total allowance for purchased credit impaired loans	$4,761	4.7%	$5,073	5.9%
Total allowance for loan and lease losses	$27,988	100.0%	$26,598	100.0%
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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At June 30, 2017, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose are transferred into OREO at the lower of their carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At June 30, 2017, OREO totaled $2.4 million, a decrease of $8.5 million from December 31, 2016. The decrease is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $725,000, offset by $9.1 million in sales of OREO.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2017				December 31, 2016
Nonperforming Assets	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total
Nonaccrual loans	$1,422	$5,141	$—	$6,563	$6,234	$3,381	$—	$9,615
Accruing TDRs	—	—	—	—	—	—	—	—
Total nonperforming loans	1,422	5,141	—	6,563	6,234	3,381	—	9,615
Other real estate owned	23	—	2,384	2,407	282	—	10,615	10,897
Total nonperforming assets	$1,445	$5,141	$2,384	$8,970	$6,516	$3,381	$10,615	$20,512
Nonperforming loans to total loans	.06%	1.09%	—%	.23%	.30%	.60%	—%	.34%
Nonperforming assets to total loans and other real estate owned	.06%	1.09%	1.73%	.31%	.31%	.60%	6.20%	.73%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $9.0 million, or .3%, of total loans and other real estate owned at June 30, 2017, compared to $20.5 million, or .7%, at December 31, 2016. The $11.5 million decrease in nonperforming assets is primarily related to a decrease of $8.5 million in OREO, in addition to a decrease of $3.1 million in nonaccrual loans.

At June 30, 2017 and December 31, 2016, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing. At June 30, 2017 and December 31, 2016, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $577,000 for the six months ended June 30, 2017. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans totaled $1,000 during the six months ended June 30, 2017.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans not included in the nonperforming assets table above, consist of accruing, non-TDR organic and purchased non-credit impaired loans rated "Substandard" or "Doubtful," and totaled $2.2 million, or .1%, of total organic and purchased non-credit impaired loans outstanding at June 30, 2017, compared to $1.9 million, or .1%, at December 31, 2016.

Deferred Tax Asset

At June 30, 2017, we had $26.6 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $108.8 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at June 30, 2017 were $3.5 billion, an increase of $21.5 million from December 31, 2016. The increase was largely due to organic growth within our existing markets. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. We regard our deposits as an important part of our overall client relationship, that provide us with opportunities to cross sell other services.

The change in the overall deposit mix continued its trend through June 30, 2017, as we grew our noninterest-bearing deposits to $1.0 billion, representing 29.2% of total deposits. Average noninterest-bearing deposits increased $108.6 million, or 12.7%, for the six months ended June 30, 2017 compared to the same period in 2016.

Our interest-bearing transaction accounts decreased $73.3 million from December 31, 2016 to June 30, 2017. The decrease was primarily due to reduction in public fund balances compared to December 31, 2016. Interest-bearing deposits in savings and money market accounts increased $80.8 million from December 31, 2016, primarily resulting from a small number of new relationships. Time deposits, excluding brokered and wholesale, decreased $47.8 million during the six months ended June 30, 2017 primarily due to the maturity of certain time deposits opened during a marketing campaign featuring special rates during the fourth quarter of 2015 and first quarter of 2016.

Growth in money market deposits, which offset the decline in interest-bearing transaction accounts, resulted in an average cost of funds of 38 basis points for the six months ended June 30, 2017, up seven basis points from the six months ended June 30, 2016.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$1,009,509	29.2%	$984,419	28.7%
Interest-bearing transaction accounts	591,038	17.1%	664,350	19.4%
Savings and money market deposits	1,373,686	39.8%	1,292,867	37.7%
Time deposits less than $250,000	340,950	9.9%	388,164	11.3%
Time deposits $250,000 or greater	78,070	2.3%	78,685	2.3%
Brokered and wholesale time deposits	59,439	1.7%	22,680.6%
Total deposits	$3,452,692	100.0%	$3,431,165	100.0%

The maturity distribution of our time deposits of $250,000 or greater was as follows (dollars in thousands):

June 30, 2017
Three months or less	$9,889
Over three through six months	6,671
Over six though twelve months	28,922
Over twelve months	32,588
Total time deposits of $250,000 or greater	$78,070

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Six Months Ended June 30
	2017		2016
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$963,840	—%	$855,285	—%
Interest-bearing transaction accounts	593,814.12%		535,121.12%
Savings and money market deposits	1,384,708.60%		1,044,345.52%
Time deposits less than $250,000	371,443.70%		333,519.58%
Time deposits $250,000 or greater	75,646.73%		59,358.63%
Brokered and wholesale time deposits	29,190	1.05%	36,190	1.07%
Total deposits	$3,418,641		$2,863,818

FHLB Borrowings

FHLB borrowings at June 30, 2017 were $80.0 million compared to $47.0 million at December 31, 2016. We use short-term FHLB borrowings as part of our liquidity management strategy. The increase in FHLB borrowings was attributable to organic loan growth.

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At June 30, 2017, shareholders' equity was $632.3 million, or 14.9% of total assets, compared to $613.6 million, or 14.5% of total assets, at December 31, 2016. The primary factors affecting changes in shareholders' equity was our net income, offset by dividends declared during the six months ended June 30, 2017.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the both June 30, 2017 and December 31, 2016 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
CET1 capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At June 30, 2017 and December 31, 2016, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	June 30, 2017	December 31, 2016
Company
Tier 1 leverage ratio	13.23%	14.90%
CET1 capital ratio	14.98	14.78
Tier 1 risk-based capital ratio	14.98	14.78
Total risk-based capital ratio	15.75	15.52

State Bank
Tier 1 leverage ratio	11.40%	13.18%
CET1 capital ratio	12.89	13.06
Tier 1 risk-based capital ratio	12.89	13.06
Total risk-based capital ratio	13.66	13.81

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. During the quarter ended June 30, 2017, State Bank declared and paid $24.4 million in dividends to the Company. At June 30, 2017, State Bank had capacity no capacity to pay dividends to the Company without prior regulatory approval.

At June 30, 2017, the Company had $61.4 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At June 30, 2017, unfunded commitments to extend credit were $724.2 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction, commercial lines of credit and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At June 30, 2017, there were commitments totaling approximately $8.3 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
June 30, 2017	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$479,324	$293,075	$163,294	$22,955	$—
Operating lease obligations	22,017	4,007	6,815	6,157	5,038
Total contractual obligations	$501,341	$297,082	$170,109	$29,112	$5,038

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

At June 30, 2017, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $137.7 million, or 3.3% of total assets compared to $149.6 million, or 3.5% of total assets at December 31, 2016. The decline in our liquid assets was primarily due to the payment of cash consideration to the former NBG Bancorp, Inc. shareholders, and funding organic loan growth. Our available-for-sale securities at June 30, 2017 amounted to $847.8 million, or 20.0% of total assets compared to $847.2 million or 20.1% at December 31, 2016. Investment securities with an aggregate fair value of $276.4 million and $368.3 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our unpledged securities was due to decreases in public funds, partially offset by an increase in repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2017, customer deposits, excluding brokered deposits and time deposits greater than $250,000, were 116.4% of net loans, compared with 119.7% at December 31, 2016. We maintain eight federal funds lines of credit with correspondent banks totaling $175.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2017, we had $80.0 million advances from the FHLB and a remaining credit availability of $116.0 million. In addition, we maintain a $482.5 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we seek to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At June 30, 2017, we had interest rate swaps and caps with aggregate notional amounts of $164.5 million and $200.0 million, respectively. The fair value of the derivative financial assets was $1.7 million at June 30, 2017, compared to $1.8 million at December 31, 2016. The fair value of the derivative financial liabilities was $495,000 at June 30, 2017, compared to $641,000 at December 31, 2016. The change in the values of our derivatives was directly related to changes in the index rates. Note 9 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2017. Based on the simulation run at June 30, 2017, annual net interest income would be expected to increase approximately 5.80%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 11.72%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 7.77%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The slight decrease in asset sensitivity in the up rate scenarios at June 30, 2017 was primarily due to an increase in transaction accounts and short term borrowings, while the increase in asset sensitivity in the down rate scenario is primarily due to an increase in index rates since December 31, 2016.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	June 30, 2017	December 31, 2016
+200	11.72%	12.73%
+100	5.80	6.02
-100	(7.77)	(6.07)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of June 30, 2017, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On April 28, 2017, we issued 12,486 shares of our common stock to the sole shareholder of Michelle Cole & Associates, Inc. ("MCA"), an insurance brokerage firm specializing in benefits insurance, as partial consideration for our acquisition of substantially all of the assets of MCA under the terms of an asset purchase agreement dated as of the same date. The 12,486 shares issued were exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 11, 2017, we issued 6,243 shares of our common stock in a cashless exchange for a warrant to purchase 10,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 3,757 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 6,243 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Repurchases of Company Common Stock

No shares were repurchased by the Company in the three months ended June 30, 2017. On February 10, 2016, the board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purpose of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plan expires on the earlier of (a) the first anniversary of the trading plan, (b) the date on which the maximum aggregate number of shares authorized to be repurchased has been repurchased, or (c) after written notice by the broker or the Company as specified in the trading plan. To date, 270,715 shares have been repurchased and 1,229,285 shares may still be repurchased by the Company under the plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger by and among State Bank Financial Corporation, State Bank and Trust Company,
AloStar Bank of Commerce and State Bank Interim Corp. dated June 15, 2017 (incorporated by reference to
Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on June 15, 2017)*

10.1
Second Amended and Restated Employment Agreement dated April 26, 2017, by and among Joseph W. Evans,
State Bank Financial Corporation and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on May 1, 2017)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

*Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

August 4, 2017	By:	/s/ J. Thomas Wiley, Jr.
J. Thomas Wiley, Jr.
Chief Executive Officer (Principal Executive Officer)

August 4, 2017	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger by and among State Bank Financial Corporation, State Bank and Trust Company,
AloStar Bank of Commerce and State Bank Interim Corp. dated June 15, 2017 (incorporated by reference to
Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on June 15, 2017)*

10.1
Second Amended and Restated Employment Agreement dated April 26, 2017, by and among Joseph W. Evans,
State Bank Financial Corporation and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on May 1, 2017)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

*Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.