Form 10-Q
period 2017-09-30
STATE BANK FINANCIAL CORP
filed 2017-11-03
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, as of November 2, 2017 was 38,991,789

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include, but are not limited to, statements related to our strategic plans to continue organic growth and pursue other strategic opportunities, such as acquisitions, our expectations regarding growth in our markets, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our plan to meet future cash needs through the generation of deposits, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation regarding the impact of the new capital and liquidity standards on the Company and State Bank, our belief that our recorded deferred tax assets are fully recoverable, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.

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

PART I
Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and amounts due from depository institutions	$14,235	$13,219
Interest-bearing deposits in other financial institutions	251,115	132,851
Federal funds sold	16,889	3,523
Cash and cash equivalents	282,239	149,593
Investment securities available-for-sale	920,763	847,178
Investment securities held-to-maturity (fair value of $58,605 and $67,435, respectively)	57,867	67,063
Loans	3,572,790	2,814,572
Allowance for loan and lease losses	(26,842)	(26,598)
Loans, net	3,545,948	2,787,974
Loans held-for-sale (includes loans at fair value of $33,787 and $35,813, respectively)	47,743	52,169
Other real estate owned	1,271	10,897
Premises and equipment, net	52,120	52,056
Goodwill	84,564	77,084
Other intangibles, net	11,755	12,749
SBA servicing rights	3,950	3,477
Bank-owned life insurance	66,846	65,371
Other assets	73,417	99,654
Total assets	$5,148,483	$4,225,265
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$1,179,698	$984,419
Interest-bearing deposits	3,061,387	2,446,746
Total deposits	4,241,085	3,431,165
Federal funds purchased and securities sold under agreements to repurchase	25,499	27,673
FHLB borrowings	—	47,014
Notes payable	398	398
Other liabilities	238,911	105,382
Total liabilities	4,505,893	3,611,632
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 38,991,022 and 38,845,573 shares issued and outstanding, respectively	390	388
Additional paid-in capital	412,448	409,736
Retained earnings	230,095	205,966
Accumulated other comprehensive income (loss), net of tax	(343)	(2,457)
Total shareholders' equity	642,590	613,633
Total liabilities and shareholders' equity	$5,148,483	$4,225,265
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest income:
Loans	$35,400	$26,580	$104,332	$76,328
Loan accretion	6,520	9,335	23,425	33,039
Investment securities	5,564	4,670	16,587	13,883
Deposits with other financial institutions	218	44	402	230
Total interest income	47,702	40,629	144,746	123,480
Interest expense:
Deposits	3,260	2,408	9,491	6,759
FHLB borrowings	94	73	435	100
Notes payable	9	12	29	93
Federal funds purchased and repurchase agreements	7	11	23	36
Total interest expense	3,370	2,504	9,978	6,988
Net interest income	44,332	38,125	134,768	116,492
Provision for loan and lease losses	415	88	3,262	(40)
Net interest income after provision for loan and lease losses	43,917	38,037	131,506	116,532
Noninterest income:
Service charges on deposits	1,575	1,383	4,513	4,121
Mortgage banking income	2,793	3,216	8,783	9,808
SBA income	1,464	1,553	4,625	4,740
Payroll and insurance income	1,487	1,297	4,400	4,097
ATM income	826	759	2,522	2,273
Bank-owned life insurance income	526	533	1,475	1,463
Gain on sale of investment securities	3	38	28	447
Other	1,008	990	3,271	2,441
Total noninterest income	9,682	9,769	29,617	29,390
Noninterest expense:
Salaries and employee benefits	21,457	19,799	65,426	59,221
Occupancy and equipment	3,187	2,984	9,796	9,100
Data processing	2,587	2,097	7,608	6,383
Legal and professional fees	700	1,064	3,403	2,993
Merger-related expenses	135	135	2,742	454
Marketing	342	665	1,409	1,786
Federal deposit insurance premiums and other regulatory fees	407	441	1,202	1,556
Loan collection costs and OREO activity	181	(841)	(1,074)	(452)
Amortization of intangibles	701	513	2,094	1,586
Other	1,874	1,623	5,527	5,425
Total noninterest expense	31,571	28,480	98,133	88,052
Income before income taxes	22,028	19,326	62,990	57,870
Income tax expense	7,592	6,885	21,793	20,606
Net income	$14,436	$12,441	$41,197	$37,264
Basic earnings per share	$.37	$.34	$1.06	$1.01
Diluted earnings per share	$.37	$.34	$1.06	$1.01
Cash dividends declared per common share	$.14	$.14	$.42	$.42
Weighted Average Shares Outstanding:
Basic	37,918,753	35,863,183	37,894,385	35,940,402
Diluted	37,963,141	35,965,948	37,943,971	36,040,655

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net income	$14,436	$12,441	$41,197	$37,264
Other comprehensive income (loss), net of tax:
Net change in unrealized gains	1,604	(758)	2,198	7,737
Amortization of net unrealized (gains) losses on securities transferred to held-to-maturity	(4)	(2)	40	(3)
Amounts reclassified for losses realized and included in earnings	376	282	1,185	357
Other comprehensive income (loss), before income taxes	1,976	(478)	3,423	8,091
Income tax expense	760	(184)	1,309	3,197
Other comprehensive income (loss), net of income taxes	1,216	(294)	2,114	4,894
Comprehensive income	$15,652	$12,147	$43,311	$42,158

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2015	172,745	37,077,848	$371	$358,671	$179,082	$(1,634)	$536,490
Exercise of stock warrants	(13,833)	7,247	—	—	—	—	—
Share-based compensation	—	—	—	3,010	—	—	3,010
Repurchase of common stock	—	(270,715)	(3)	(5,125)	—	—	(5,128)
Restricted stock activity	—	80,173	1	130	(10)	—	121
Other comprehensive income	—	—	—	—	—	4,894	4,894
Common stock dividends, $.42 per share	—	—	—	—	(15,517)	—	(15,517)
Net income	—	—	—	—	37,264	—	37,264
Balance, September 30, 2016	158,912	36,894,553	$369	$356,686	$200,819	$3,260	$561,134

Balance, December 31, 2016	133,912	38,845,573	$388	$409,736	$205,966	$(2,457)	$613,633
Exercise of stock warrants	(46,008)	31,939	1	—	—	—	1
Share-based compensation	—	—	—	2,826	—	—	2,826
Restricted stock activity	—	96,939	1	(649)	(449)	—	(1,097)
Stock option activity	—	4,085	—	200	(265)	—	(65)
Issuance of common stock	—	12,486	—	335	—	—	335
Other comprehensive income	—	—	—	—	—	2,114	2,114
Common stock dividends, $.42 per share	—	—	—	—	(16,354)	—	(16,354)
Net income	—	—	—	—	41,197	—	41,197
Balance, September 30, 2017	87,904	38,991,022	$390	$412,448	$230,095	$(343)	$642,590

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30
	2017	2016
Cash Flows from Operating Activities
Net income	$41,197	$37,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,668	8,485
Provision for loan and lease losses	3,262	(40)
Accretion on acquisitions, net	(23,425)	(33,039)
Gains on sales of other real estate owned	(1,780)	(894)
Writedowns of other real estate owned	130	207
Proceeds from sales of mortgage loans held-for-sale	370,290	404,669
Proceeds from sales of SBA loans held-for-sale	38,722	42,518
Originations of mortgage loans held-for-sale	(358,514)	(389,283)
Originations of SBA loans held-for-sale	(32,679)	(51,200)
Mortgage banking activities	(8,783)	(9,808)
Gains on sales of SBA loans	(3,642)	(3,925)
Net gains on sales of available-for-sale securities	(28)	(447)
Share-based compensation expense	2,826	3,010
Changes in fair value of SBA servicing rights	377	314
Changes in other assets and other liabilities, net	1,550	295
Net cash provided by operating activities	38,171	8,126
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(216,960)	(215,818)
Proceeds from sales and calls of investment securities available-for-sale	71,588	93,584
Proceeds from maturities and paydowns of investment securities available-for-sale	147,429	135,872
Proceeds from maturities and paydowns of investment securities held-to-maturity	14,301	—
Purchase of investment securities held-to-maturity	(5,000)	(10,500)
Loan originations, repayments and resolutions, net	(20,595)	(156,617)
Purchases of loans	—	(1,300)
Net purchases of premises and equipment	(1,590)	(1,703)
Proceeds from sales of other real estate owned	11,926	3,577
Net cash received in excess of assets and liabilities acquired in purchase business combinations	57,255	—
Net cash provided by (used in) investing activities	58,354	(152,905)
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	92,626	64,372
Net increase in interest-bearing customer deposits	11,693	32,958
Repayment of other borrowed funds	—	(1,414)
Proceeds from FHLB advances	880,000	440,000
Repayments of FHLB advances	(927,014)	(420,000)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(2,174)	(12,055)
Payment of contingent consideration	(1,495)	(150)
Exercise of stock warrants	1	—
Restricted stock activity	(1,097)	121
Stock option activity	(65)	—
Repurchase of common stock	—	(5,128)
Dividends paid to shareholders	(16,354)	(15,517)
Net cash provided by financing activities	36,121	83,187

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30
	2017	2016
Net increase (decrease) in cash and cash equivalents	132,646	(61,592)
Cash and cash equivalents, beginning	149,593	175,362
Cash and cash equivalents, ending	$282,239	$113,770

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gains on securities and cash flow hedges, net of tax	$2,114	$4,894
Transfer of investment securities available-for-sale to held-to-maturity	—	56,595
Transfers of loans to other real estate owned	1,340	2,969
Acquisitions:
Assets acquired	$909,117	$—
Liabilities assumed	713,663	—
Net assets	195,454	—
Goodwill and fair value adjustments	7,480	—

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, consisting of normal and recurring items, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Pronouncements

ASU 2017-12 — On August 28, 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships with the economic objectives of those activities, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company is still reviewing the impact of adoption of this guidance.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: ACQUISITIONS

Acquisition of AloStar Bank of Commerce.

On September 30, 2017, State Bank completed its acquisition of AloStar Bank of Commerce ("AloStar"). State Bank Interim Corp., a wholly-owned subsidiary of State Bank, merged with and into AloStar, immediately followed by the merger of AloStar with and into State Bank. Under the terms of the merger agreement, each share of AloStar common stock was converted into the right to receive $24.26 in cash. Total consideration paid was approximately $195.0 million and the final merger consideration was distributed in October 2017.

The merger of AloStar was accounted for under the acquisition method of accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $7.1 million was generated from the acquisition, none of which is expected to be deductible for income tax purposes.

The following table summarizes the assets acquired and liabilities assumed and the consideration payable by the Company at the acquisition date (dollars in thousands):

	As Recorded by AloStar Bank of Commerce	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$91,571	$—		$91,571
Investment securities available-for-sale	76,436	(195)	(a)	76,241
Loans, net	728,319	(9,763)	(b)	718,556
Core deposit intangible	—	856	(c)	856
Premises and equipment, net	507	—		507
Other assets	11,430	2,233	(d)	13,663
Total assets acquired	$908,263	$(6,869)		$901,394
Liabilities
Deposits:
Noninterest-bearing	$102,653	$—		$102,653
Interest-bearing	603,069	(121)	(e)	602,948
Total deposits	705,722	(121)		705,601
Other liabilities	7,912	—		7,912
Total liabilities assumed	713,634	(121)		713,513
Net identifiable assets acquired over liabilities assumed	$194,629	$(6,748)		$187,881
Goodwill	$—	$7,088		$7,088
Net assets acquired over liabilities assumed	$194,629	$340		$194,969
Consideration:
Cash consideration payable	194,969
Fair value of total consideration transferred	$194,969

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Explanation of fair value adjustments

(a)	Adjustment reflects the loss on certain securities that were sold immediately following the closing that was deemed to be a more accurate representation of fair value.
(b)
Adjustment reflects the fair value adjustment based on the State Bank's evaluation of the acquired loan portfolio and includes the adjustment to eliminate the recorded allowance for loan and lease losses.

(c)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible.
(d)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(e)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired deposits.

The following table presents certain pro forma information as if AloStar had been acquired on January 1, 2016 (dollars in thousands, except per share amounts). These results combine the historical results of AloStar in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2016. Merger-related costs are not included in the pro forma statements below.

	Nine Months Ended September 30
	2017	2016
	Pro Forma	Pro Forma
Net interest income	$163,304	$152,606
Net income	47,304	43,599
Earnings per share:
Basic	$1.22	$1.18
Diluted	1.21	1.18

The following is a summary of the purchased credit impaired loans acquired in the AloStar transaction on September 30, 2017 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$108,308
Contractual cash flows not expected to be collected (nonaccretable difference)	(19,093)
Expected cash flows at acquisition	89,215
Accretable difference	(11,664)
Basis in acquired loans at acquisition - estimated fair value	$77,551

On September 30, 2017, the fair value of the purchased non-credit impaired loans acquired in the AloStar transaction was $641.0 million. The gross contractual amounts receivable of the purchased non-credit impaired loans at acquisition was $707.0 million, of which $9.3 million was the amount of contractual cash flows not expected to be collected.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by NBG Bancorp, Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$38,146	$(31,158)	(a)	$6,988
Investment securities available-for-sale	5,974	(40)	(b)	5,934
Loans, net	348,641	(3,645)	(c)	344,996
Loans held-for-sale	694	—		694
Other real estate owned	69	(5)	(d)	64
Core deposit intangible	—	3,740	(e)	3,740
Premises and equipment, net	7,943	(635)	(f)	7,308
Bank-owned life insurance	1,499	—		1,499
Other assets	6,542	276	(g)	6,818
Total assets acquired	$409,508	$(31,467)		$378,041
Liabilities
Deposits:
Noninterest-bearing	$58,161	$—		$58,161
Interest-bearing	261,034	(30,711)	(h)	230,323
Total deposits	319,195	(30,711)		288,484
FHLB advances	46,354	(140)	(i)	46,214
Other liabilities	2,067	—		2,067
Total liabilities assumed	367,616	(30,851)		336,765
Net identifiable assets acquired over liabilities assumed	$41,892	$(616)		$41,276
Goodwill	$—	$36,587		$36,587
Net assets acquired over liabilities assumed	$41,892	$35,971		$77,863
Consideration:
State Bank Financial Corporation common shares issued	1,626,648
Purchase price per share of the Company's common stock	$26.86
Company common stock issued	43,692
Cash exchanged for shares	34,171
Fair value of total consideration transferred	$77,863

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Explanation of fair value adjustments

(a)	Adjustment reflects the elimination of a deposit account The National Bank of Georgia held with State Bank.
(b)	Adjustment reflects the loss on certain securities that were sold immediately following the closing that was deemed to be a more accurate representation of fair value.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired loan portfolio and includes the adjustment to eliminate the recorded allowance for loan and lease losses.
(d)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(e)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible.
(f)	Adjustment reflects the fair value adjustment based on appraised values.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(h)	Adjustment reflects the elimination of a deposit account The National Bank of Georgia held with State Bank and the fair value adjustment based on State Bank's evaluation of acquired deposits.
(i)	Adjustment arises since the rates on acquired FHLB advances were lower than the rates available on similar borrowings. Subsequent to the NBG Bancorp acquisition all FHLB advances were paid off.

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

Nine Months Ended September 30
2016
Pro Forma
Net interest income	$129,840
Net income	41,719
Earnings per share:
Basic	$1.08
Diluted	1.08

The following is a summary of the purchased credit impaired loans acquired in the NBG Bancorp transaction on December 31, 2016 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$33,584
Contractual cash flows not expected to be collected (nonaccretable difference)	(3,736)
Expected cash flows at acquisition	29,848
Accretable difference	(2,799)
Basis in acquired loans at acquisition - estimated fair value	$27,049

On December 31, 2016, the fair value of the purchased non-credit impaired loans acquired in the NBG Bancorp transaction was $317.9 million. The gross contractual amounts receivable of the purchased non-credit impaired loans at acquisition was $350.0 million, of which $4.4 million was the amount of contractual cash flows not expected to be collected.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration paid by the Company at the acquisition date (dollars in thousands):

	As Recorded by S Bankshares Inc.	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$954	$—		$954
Investment securities available-for-sale	13,814	(88)	(a)	13,726
Loans, net	81,383	(2,344)	(b)	79,039
Other real estate owned	1,278	(332)	(c)	946
Core deposit intangible	—	1,010	(d)	1,010
Premises and equipment, net	3,132	420	(e)	3,552
Bank-owned life insurance	3,124	—		3,124
Other assets	2,636	1,130	(f)	3,766
Total assets acquired	$106,321	$(204)		$106,117
Liabilities
Deposits:
Noninterest-bearing	$16,620	$—		$16,620
Interest-bearing	76,664	494	(g)	77,158
Total deposits	93,284	494		93,778
Federal funds purchased and securities sold under repurchase agreements	1,951	—		1,951
FHLB advances	800	—		800
Other liabilities	1,104	—		1,104
Total liabilities assumed	97,139	494		97,633
Net identifiable assets acquired over liabilities assumed	$9,182	$(698)		$8,484
Goodwill	$—	$4,140		$4,140
Net assets acquired over liabilities assumed	$9,182	$3,442		$12,624
Consideration:
State Bank Financial Corporation common shares issued	310,596
Purchase price per share of the Company's common stock	$26.86
Company common stock issued	8,343
Cash exchanged for shares	4,281
Fair value of total consideration transferred	$12,624

Explanation of fair value adjustments

(a)	Adjustment reflects the loss on certain securities that were sold immediately following the closing that was deemed to be a more accurate representation of fair value.
(b)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired loan portfolio and includes the adjustment to eliminate the recorded allowance for loan and lease losses.
(c)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of the acquired other real estate owned portfolio.
(d)	Adjustment reflects the fair value adjustment to record the estimated core deposit intangible.
(e)	Adjustment reflects the fair value adjustment based on appraised values.
(f)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired other assets.
(g)	Adjustment reflects the fair value adjustment based on State Bank's evaluation of acquired deposits.

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

Nine Months Ended September 30
2016
Pro Forma
Net interest income	$120,833
Net income	37,448
Earnings per share:
Basic	$1.00
Diluted	1.00

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

On December 31, 2016, the fair value of the purchased non-credit impaired loans acquired in the S Bankshares transaction was $67.3 million. The gross contractual amounts receivable of the purchased non-credit impaired loans at acquisition was $77.0 million, of which $1.3 million was the amount of contractual cash flows not expected to be collected.

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	September 30, 2017				December 31, 2016
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$77,725	$2	$352	$77,375	$89,044	$70	$465	$88,649
States and political subdivisions	2,859	—	—	2,859	300	1	—	301
Residential mortgage-backed securities — nonagency	123,609	3,559	116	127,052	151,519	3,129	639	154,009
Residential mortgage-backed securities — agency	607,533	430	5,037	602,926	533,479	548	4,725	529,302
Corporate securities	108,874	1,726	49	110,551	74,793	207	83	74,917
Total investment securities available-for-sale	$920,600	$5,717	$5,554	$920,763	$849,135	$3,955	$5,912	$847,178

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities classified as held-to-maturity are as follows (dollars in thousands):

	September 30, 2017				December 31, 2016
Investment Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$47,681	$424	$—	$48,105	$56,804	$295	$14	$57,085
Corporate securities	10,186	314	—	10,500	10,259	91	—	10,350
Total investment securities held-to-maturity	$57,867	$738	$—	$58,605	$67,063	$386	$14	$67,435

The amortized cost and estimated fair value of debt securities by contractual maturities are summarized in the tables below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
September 30, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$2,495	$75,230	$—	$—	$77,725
States and political subdivisions	—	1,117	1,742	—	2,859
Residential mortgage-backed securities — nonagency	—	—	—	123,609	123,609
Residential mortgage-backed securities — agency	—	32,951	286,764	287,818	607,533
Corporate securities	17,775	75,215	14,000	1,884	108,874
Total debt securities available-for-sale	$20,270	$184,513	$302,506	$413,311	$920,600

Fair Value:
U.S. Government securities	$2,496	$74,879	$—	$—	$77,375
States and political subdivisions	—	1,117	1,742	—	2,859
Residential mortgage-backed securities — nonagency	—	—	—	127,052	127,052
Residential mortgage-backed securities — agency	—	32,747	284,321	285,858	602,926
Corporate securities	17,811	75,879	14,763	2,098	110,551
Total debt securities available-for-sale	$20,307	$184,622	$300,826	$415,008	$920,763

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
September 30, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$32,181	$15,500	$47,681
Corporate securities	—	—	10,186	—	10,186
Total debt securities held-to-maturity	$—	$—	$42,367	$15,500	$57,867

Fair Value:
Asset-backed securities	$—	$—	$32,492	$15,613	$48,105
Corporate securities	—	—	10,500	—	10,500
Total debt securities held-to-maturity	$—	$—	$42,992	$15,613	$58,605

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Investment Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
U.S. Government securities	$49,399	$166	$20,480	$186	$69,879	$352
States and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities — nonagency	1,912	10	5,986	106	7,898	116
Residential mortgage-backed securities — agency	398,119	4,129	43,932	908	442,051	5,037
Corporate securities	8,369	49	—	—	8,369	49
Total temporarily impaired securities	$457,799	$4,354	$70,398	$1,200	$528,197	$5,554

December 31, 2016
U.S. Government securities	$43,958	$465	$—	$—	$43,958	$465
States and political subdivisions	—	—	—	—	—	—
Residential mortgage-backed securities — nonagency	29,403	239	23,991	400	53,394	639
Residential mortgage-backed securities — agency	430,490	4,484	18,795	241	449,285	4,725
Corporate securities	22,944	83	—	—	22,944	83
Total temporarily impaired securities	$526,795	$5,271	$42,786	$641	$569,581	$5,912

	Less than 12 Months		12 Months or More		Total
Investment Securities Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Asset-backed securities	$6,486	$14	$—	$—	$6,486	$14
Total temporarily impaired securities	$6,486	$14	$—	$—	$6,486	$14

At September 30, 2017, the Company held 120 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At September 30, 2017, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities are summarized in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Securities Available-For-Sale	2017	2016	2017	2016
Proceeds from sales and calls	$6,810	$28,705	$71,588	$93,584

Gross gains on sales and calls	$3	$38	$121	$447
Gross losses on sales and calls	—	—	(93)	—
Net realized gains on sales and calls	$3	$38	$28	$447

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $408.9 million and $368.3 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	September 30, 2017	December 31, 2016
Construction, land & land development	$507,956	$567,763
Other commercial real estate	1,253,147	1,025,063
Total commercial real estate	1,761,103	1,592,826
Residential real estate	329,692	343,398
Owner-occupied real estate	413,432	395,863
Commercial, financial & agricultural	937,682	368,120
Leases	66,765	71,724
Consumer	64,116	42,641
Total loans	3,572,790	2,814,572
Allowance for loan and lease losses	(26,842)	(26,598)
Total loans, net	$3,545,948	$2,787,974

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, net of related discounts, are summarized as follows (dollars in thousands):

Organic Loans	September 30, 2017	December 31, 2016
Construction, land & land development	$460,368	$500,018
Other commercial real estate	915,727	754,790
Total commercial real estate	1,376,095	1,254,808
Residential real estate	175,258	144,295
Owner-occupied real estate	261,784	256,317
Commercial, financial & agricultural	363,551	327,381
Leases	66,765	71,724
Consumer	61,200	36,039
Total organic loans (1)	2,304,653	2,090,564
Allowance for loan and lease losses	(22,709)	(21,086)
Total organic loans, net	$2,281,944	$2,069,478

(1) Includes net deferred loan fees that totaled approximately $8.9 million and $7.0 million at September 30, 2017 and December 31, 2016, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	September 30, 2017	December 31, 2016
Construction, land & land development	$30,670	$51,208
Other commercial real estate	234,486	209,531
Total commercial real estate	265,156	260,739
Residential real estate	112,244	144,596
Owner-occupied real estate	125,438	115,566
Commercial, financial & agricultural	558,992	36,206
Consumer	2,647	6,255
Total purchased non-credit impaired loans (1)	1,064,477	563,362
Allowance for loan and lease losses	(900)	(439)
Total purchased non-credit impaired loans, net	$1,063,577	$562,923

(1) Includes net discounts that totaled approximately $15.7 million and $10.5 million at September 30, 2017 and December 31, 2016, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	September 30, 2017	December 31, 2016
Construction, land & land development	$16,918	$16,537
Other commercial real estate	102,934	60,742
Total commercial real estate	119,852	77,279
Residential real estate	42,190	54,507
Owner-occupied real estate	26,210	23,980
Commercial, financial & agricultural	15,139	4,533
Consumer	269	347
Total purchased credit impaired loans	203,660	160,646
Allowance for loan and lease losses	(3,233)	(5,073)
Total purchased credit impaired loans, net	$200,427	$155,573

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Purchased Credit Impaired Loans	2017	2016	2017	2016
Balance, beginning of period	$130,837	$129,100	$155,573	$137,777
Accretion of fair value discounts	6,520	9,335	23,425	33,039
Fair value of acquired loans	77,551	—	77,551	1,300
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(16,009)	(17,032)	(57,962)	(53,078)
Change in the allowance for loan and lease losses on purchased credit impaired loans	1,528	142	1,840	2,507
Balance, end of period	$200,427	$121,545	$200,427	$121,545

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

Changes in the value of the accretable discount on purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Changes in Accretable Discount	2017	2016	2017	2016
Balance, beginning of period	$59,808	$75,390	$69,301	$86,100
Additions from acquisitions	11,664	—	11,664	1,648
Accretion	(6,520)	(9,335)	(23,425)	(33,039)
Transfers to accretable discounts and exit events, net	2,244	5,939	9,656	17,285
Balance, end of period	$67,196	$71,994	$67,196	$71,994

The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on purchased credit impaired loans and additions from acquisitions.

At September 30, 2017 and December 31, 2016, loans with a carrying value of $3.1 billion and $2.5 billion, respectively, were pledged for lines of credit

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30
	2017				2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$22,560	$667	$4,761	$27,988	$22,008	$158	$5,433	$27,599
Charge-offs	(912)	(152)	(643)	(1,707)	(311)	(16)	(223)	(550)
Recoveries	106	40	—	146	39	1	—	40
Net (charge-offs) recoveries	(806)	(112)	(643)	(1,561)	(272)	(15)	(223)	(510)
Provision for loan and lease losses	955	345	(885)	415	—	7	81	88
Balance, end of period	$22,709	$900	$3,233	$26,842	$21,736	$150	$5,291	$27,177

	Nine Months Ended September 30
	2017				2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$21,086	$439	$5,073	$26,598	$21,224	$53	$7,798	$29,075
Charge-offs	(1,988)	(397)	(971)	(3,356)	(2,858)	(80)	(2,345)	(5,283)
Recoveries	296	42	—	338	189	62	3,174	3,425
Net recoveries (charge-offs)	(1,692)	(355)	(971)	(3,018)	(2,669)	(18)	829	(1,858)
Provision for loan and lease losses	3,315	816	(869)	3,262	3,181	115	(3,336)	(40)
Balance, end of period	$22,709	$900	$3,233	$26,842	$21,736	$150	$5,291	$27,177

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
September 30, 2017
Beginning balance	$13,337	$1,841	$2,036	$3,663	$825	$858	$22,560
Charge-offs	(746)	—	—	(98)	(2)	(66)	(912)
Recoveries	—	3	—	20	67	16	106
Provision	469	132	374	97	(194)	77	955
Ending balance	$13,060	$1,976	$2,410	$3,682	$696	$885	$22,709

Nine Months Ended
September 30, 2017
Beginning balance	$11,767	$1,786	$2,239	$4,093	$655	$546	$21,086
Charge-offs	(933)	(48)	—	(240)	(501)	(266)	(1,988)
Recoveries	—	9	—	71	176	40	296
Provision	2,226	229	171	(242)	366	565	3,315
Ending balance	$13,060	$1,976	$2,410	$3,682	$696	$885	$22,709

Three Months Ended
September 30, 2016
Beginning balance	$12,943	$1,890	$1,982	$3,834	$881	$478	$22,008
Charge-offs	—	(1)	—	(172)	(112)	(26)	(311)
Recoveries	—	2	—	35	2	—	39
Provision	(818)	2	56	699	(55)	116	—
Ending balance	$12,125	$1,893	$2,038	$4,396	$716	$568	$21,736

Nine Months Ended
September 30, 2016
Beginning balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224
Charge-offs	(2,125)	(29)	—	(336)	(327)	(41)	(2,858)
Recoveries	—	5	44	130	9	1	189
Provision	643	(136)	74	2,093	169	338	3,181
Ending balance	$12,125	$1,893	$2,038	$4,396	$716	$568	$21,736

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2017
Commercial real estate	$69	$12,991	$13,060	$3,417	$1,372,678	$1,376,095
Residential real estate	360	1,616	1,976	720	174,538	175,258
Owner-occupied real estate	83	2,327	2,410	759	261,025	261,784
Commercial, financial & agricultural	129	3,553	3,682	511	363,040	363,551
Leases	—	696	696	—	66,765	66,765
Consumer	37	848	885	75	61,125	61,200
Total organic loans	$678	$22,031	$22,709	$5,482	$2,299,171	$2,304,653

December 31, 2016
Commercial real estate	$201	$11,566	$11,767	$5,057	$1,249,751	$1,254,808
Residential real estate	413	1,373	1,786	825	143,470	144,295
Owner-occupied real estate	—	2,239	2,239	—	256,317	256,317
Commercial, financial & agricultural	146	3,947	4,093	298	327,083	327,381
Leases	—	655	655	—	71,724	71,724
Consumer	27	519	546	54	35,985	36,039
Total organic loans	$787	$20,299	$21,086	$6,234	$2,084,330	$2,090,564

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
September 30, 2017
Beginning balance	$145	$342	$152	$26	$2	$667
Charge-offs	(50)	(7)	—	(91)	(4)	(152)
Recoveries	1	5	—	32	2	40
Provision	93	120	68	61	3	345
Ending balance	$189	$460	$220	$28	$3	$900

Nine Months Ended
September 30, 2017
Beginning balance	$88	$72	$44	$235	$—	$439
Charge-offs	(50)	(7)	(80)	(251)	(9)	(397)
Recoveries	1	5	—	32	4	42
Provision	150	390	256	12	8	816
Ending balance	$189	$460	$220	$28	$3	$900

Three Months Ended
September 30, 2016
Beginning balance	$—	$—	$—	$158	$—	$158
Charge-offs	—	(14)	—	—	(2)	(16)
Recoveries	—	1	—	—	—	1
Provision	—	13	—	(8)	2	7
Ending balance	$—	$—	$—	$150	$—	$150

Nine Months Ended
September 30, 2016
Beginning balance	$—	$53	$—	$—	$—	$53
Charge-offs	—	(76)	—	(1)	(3)	(80)
Recoveries	—	45	—	—	17	62
Provision	—	(22)	—	151	(14)	115
Ending balance	$—	$—	$—	$150	$—	$150

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2017
Commercial real estate	$—	$189	$189	$525	$264,631	$265,156
Residential real estate	—	460	460	387	111,857	112,244
Owner-occupied real estate	—	220	220	2,664	122,774	125,438
Commercial, financial & agricultural	28	—	28	2,031	556,961	558,992
Consumer	—	3	3	8	2,639	2,647
Total purchased non-credit impaired loans	$28	$872	$900	$5,615	$1,058,862	$1,064,477

December 31, 2016
Commercial real estate	$—	$88	$88	$56	$260,683	$260,739
Residential real estate	—	72	72	320	144,276	144,596
Owner-occupied real estate	44	—	44	1,875	113,691	115,566
Commercial, financial & agricultural	—	235	235	1,128	35,078	36,206
Consumer	—	—	—	2	6,253	6,255
Total purchased non-credit impaired loans	$44	$395	$439	$3,381	$559,981	$563,362

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
September 30, 2017
Beginning balance	$2,131	$968	$1,611	$37	$14	$4,761
Charge-offs	(168)	(50)	(416)	(6)	(3)	(643)
Recoveries	—	—	—	—	—	—
Provision	(506)	310	(697)	5	3	(885)
Ending balance	$1,457	$1,228	$498	$36	$14	$3,233

Nine Months Ended
September 30, 2017
Beginning balance	$2,183	$1,196	$1,655	$38	$1	$5,073
Charge-offs	(401)	(92)	(452)	(22)	(4)	(971)
Recoveries	—	—	—	—	—	—
Provision	(325)	124	(705)	20	17	(869)
Ending balance	$1,457	$1,228	$498	$36	$14	$3,233

Three Months Ended
September 30, 2016
Beginning balance	$2,834	$1,025	$1,502	$69	$3	$5,433
Charge-offs	(131)	(5)	(87)	—	—	(223)
Recoveries	—	—	—	—	—	—
Provision	(341)	254	173	(4)	(1)	81
Ending balance	$2,362	$1,274	$1,588	$65	$2	$5,291

Nine Months Ended
September 30, 2016
Beginning balance	$3,388	$1,893	$2,449	$60	$8	$7,798
Charge-offs	(864)	(899)	(298)	(228)	(56)	(2,345)
Recoveries	2,281	400	207	233	53	3,174
Provision	(2,443)	(120)	(770)	—	(3)	(3,336)
Ending balance	$2,362	$1,274	$1,588	$65	$2	$5,291

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2017
Commercial real estate	$1,129	$328	$1,457	$89,812	$30,040	$119,852
Residential real estate	153	1,075	1,228	3,058	39,132	42,190
Owner-occupied real estate	353	145	498	14,732	11,478	26,210
Commercial, financial & agricultural	22	14	36	2,345	12,794	15,139
Consumer	14	—	14	134	135	269
Total purchased credit impaired loans	$1,671	$1,562	$3,233	$110,081	$93,579	$203,660

December 31, 2016
Commercial real estate	$760	$1,423	$2,183	$29,387	$47,892	$77,279
Residential real estate	156	1,040	1,196	1,897	52,610	54,507
Owner-occupied real estate	1,471	184	1,655	8,376	15,604	23,980
Commercial, financial & agricultural	2	36	38	86	4,447	4,533
Consumer	—	1	1	8	339	347
Total purchased credit impaired loans	$2,389	$2,684	$5,073	$39,754	$120,892	$160,646

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired Loans (1)
With no related allowance recorded:
Construction, land & land development	$5	$5	$—	$4,565	$2,933	$—
Other commercial real estate	4,606	3,800	—	56	56	—
Total commercial real estate	4,611	3,805	—	4,621	2,989	—
Residential real estate	413	387	—	388	320	—
Owner-occupied real estate	3,392	3,257	—	193	188	—
Commercial, financial & agricultural	2,012	1,457	—	1,335	1,128	—
Consumer	16	8	—	2	2	—
Subtotal	10,444	8,914	—	6,539	4,627	—
With related allowance recorded:
Construction, land & land development	139	137	69	4,277	2,124	201
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	139	137	69	4,277	2,124	201
Residential real estate	782	720	360	891	825	413
Owner-occupied real estate	166	166	83	1,706	1,687	44
Commercial, financial & agricultural	1,127	1,085	157	308	298	146
Consumer	85	75	37	55	54	27
Subtotal	2,299	2,183	706	7,237	4,988	831
Total impaired loans	$12,743	$11,097	$706	$13,776	$9,615	$831

(1) Includes loans with SBA guaranteed balances of $4.7 million and $3.0 million at September 30, 2017 and December 31, 2016, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods presented (dollars in thousands):

	September 30, 2017		September 30, 2016
Impaired Loans	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$146	$—	$5,062	$—
Other commercial real estate	4,347	—	—	—
Total commercial real estate	4,493	—	5,062	—
Residential real estate	1,120	—	1,743	—
Owner-occupied real estate	3,446	—	—	—
Commercial, financial & agricultural	2,653	—	1,163	—
Consumer	87	—	50	—
Total impaired loans	$11,799	$—	$8,018	$—

Nine Months Ended
Construction, land & land development	$2,862	$—	$6,070	$—
Other commercial real estate	4,558	—	201	—
Total commercial real estate	7,420	—	6,271	—
Residential real estate	1,154	—	1,794	—
Owner-occupied real estate	3,500	—	148	3
Commercial, financial & agricultural	2,761	1	1,722	24
Consumer	94	—	38	—
Total impaired loans	$14,929	$1	$9,973	$27

(1) The average recorded investment for troubled debt restructurings was $0.0 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, and was $5.0 million and $6.4 million for the three and nine months ended September 30, 2016, respectively.
(2) The interest income recognized on troubled debt restructurings was $0 for both the three and nine months ended September 30, 2017, and was $0 and $24,000 for the three and nine months ended September 30, 2016, respectively.

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans	September 30, 2017	December 31, 2016
Construction, land & land development	$142	$5,057
Other commercial real estate	3,800	56
Total commercial real estate	3,942	5,113
Residential real estate	1,107	1,146
Owner-occupied real estate	3,423	1,874
Commercial, financial & agricultural	2,542	1,426
Consumer	83	56
Total nonaccrual loans	$11,097	$9,615

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
September 30, 2017
Construction, land & land development	$262	$45	$307	$460,061	$460,368	$—
Other commercial real estate	—	—	—	915,727	915,727	—
Total commercial real estate	262	45	307	1,375,788	1,376,095	—
Residential real estate	286	136	422	174,836	175,258	—
Owner-occupied real estate	424	593	1,017	260,767	261,784	—
Commercial, financial & agricultural	543	437	980	362,571	363,551	—
Leases	—	—	—	66,765	66,765	—
Consumer	66	22	88	61,112	61,200	—
Total organic loans	$1,581	$1,233	$2,814	$2,301,839	$2,304,653	$—

December 31, 2016
Construction, land & land development	$49	$12	$61	$499,957	$500,018	$—
Other commercial real estate	—	—	—	754,790	754,790	—
Total commercial real estate	49	12	61	1,254,747	1,254,808	—
Residential real estate	157	118	275	144,020	144,295	—
Owner-occupied real estate	40	—	40	256,277	256,317	—
Commercial, financial & agricultural	247	283	530	326,851	327,381	—
Leases	—	—	—	71,724	71,724	—
Consumer	350	31	381	35,658	36,039	—
Total organic loans	$843	$444	$1,287	$2,089,277	$2,090,564	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
September 30, 2017
Construction, land & land development	$39	$5	$44	$30,626	$30,670	$—
Other commercial real estate	47	—	47	234,439	234,486	—
Total commercial real estate	86	5	91	265,065	265,156	—
Residential real estate	257	56	313	111,931	112,244	—
Owner-occupied real estate	256	2,500	2,756	122,682	125,438	—
Commercial, financial & agricultural	547	1,386	1,933	557,059	558,992	—
Consumer	8	6	14	2,633	2,647	—
Total purchased non-credit impaired loans	$1,154	$3,953	$5,107	$1,059,370	$1,064,477	$—

December 31, 2016
Construction, land & land development	$495	$—	$495	$50,713	$51,208	$—
Other commercial real estate	17	56	73	209,458	209,531	—
Total commercial real estate	512	56	568	260,171	260,739	—
Residential real estate	274	165	439	144,157	144,596	—
Owner-occupied real estate	387	1,687	2,074	113,492	115,566	—
Commercial, financial & agricultural	144	552	696	35,510	36,206	—
Consumer	38	2	40	6,215	6,255	—
Total purchased non-credit impaired loans	$1,355	$2,462	$3,817	$559,545	$563,362	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2017
Construction, land & land development	$10	$1,872	$1,882	$15,036	$16,918
Other commercial real estate	534	3,336	3,870	99,064	102,934
Total commercial real estate	544	5,208	5,752	114,100	119,852
Residential real estate	1,678	2,430	4,108	38,082	42,190
Owner-occupied real estate	—	6,162	6,162	20,048	26,210
Commercial, financial & agricultural	243	261	504	14,635	15,139
Consumer	15	—	15	254	269
Total purchased credit impaired loans	$2,480	$14,061	$16,541	$187,119	$203,660

December 31, 2016
Construction, land & land development	$722	$1,853	$2,575	$13,962	$16,537
Other commercial real estate	346	3,148	3,494	57,248	60,742
Total commercial real estate	1,068	5,001	6,069	71,210	77,279
Residential real estate	1,210	2,787	3,997	50,510	54,507
Owner-occupied real estate	661	3,507	4,168	19,812	23,980
Commercial, financial & agricultural	29	61	90	4,443	4,533
Consumer	—	5	5	342	347
Total purchased credit impaired loans	$2,968	$11,361	$14,329	$146,317	$160,646

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

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2017
Construction, land & land development	$433,737	$24,628	$1,866	$137	$—	$460,368
Other commercial real estate	885,428	24,134	2,823	3,342	—	915,727
Total commercial real estate	1,319,165	48,762	4,689	3,479	—	1,376,095
Residential real estate	169,972	3,348	615	1,323	—	175,258
Owner-occupied real estate	237,134	22,637	1,083	930	—	261,784
Commercial, financial & agricultural	354,520	8,193	124	714	—	363,551
Leases	61,096	5,669	—	—	—	66,765
Consumer	60,953	102	66	79	—	61,200
Total organic loans	$2,202,840	$88,711	$6,577	$6,525	$—	$2,304,653

December 31, 2016
Construction, land & land development	$470,686	$24,178	$97	$5,057	$—	$500,018
Other commercial real estate	718,969	35,821	—	—	—	754,790
Total commercial real estate	1,189,655	59,999	97	5,057	—	1,254,808
Residential real estate	139,393	2,484	460	1,958	—	144,295
Owner-occupied real estate	237,753	14,967	3,577	20	—	256,317
Commercial, financial & agricultural	325,161	920	624	676	—	327,381
Leases	60,849	10,875	—	—	—	71,724
Consumer	35,844	47	2	145	1	36,039
Total organic loans	$1,988,655	$89,292	$4,760	$7,856	$1	$2,090,564

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2017
Construction, land & land development	$30,205	$419	$—	$46	$—	$30,670
Other commercial real estate	229,919	2,199	1,849	519	—	234,486
Total commercial real estate	260,124	2,618	1,849	565	—	265,156
Residential real estate	107,613	2,446	569	1,616	—	112,244
Owner-occupied real estate	117,516	3,443	1,285	3,194	—	125,438
Commercial, financial & agricultural	473,093	74,032	6,640	5,227	—	558,992
Consumer	2,636	2	—	9	—	2,647
Total purchased non-credit impaired loans	$960,982	$82,541	$10,343	$10,611	$—	$1,064,477

December 31, 2016
Construction, land & land development	$51,208	$—	$—	$—	$—	$51,208
Other commercial real estate	206,515	803	2,157	56	—	209,531
Total commercial real estate	257,723	803	2,157	56	—	260,739
Residential real estate	142,079	1,883	314	320	—	144,596
Owner-occupied real estate	107,096	6,310	—	2,160	—	115,566
Commercial, financial & agricultural	34,747	310	21	1,128	—	36,206
Consumer	6,247	5	—	3	—	6,255
Total purchased non-credit impaired loans	$547,892	$9,311	$2,492	$3,667	$—	$563,362

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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2017
Construction, land & land development	$10,114	$863	$941	$5,000	$—	$16,918
Other commercial real estate	78,310	12,435	2,465	9,724	—	102,934
Total commercial real estate	88,424	13,298	3,406	14,724	—	119,852
Residential real estate	22,728	6,523	1,624	11,182	133	42,190
Owner-occupied real estate	7,347	4,940	816	13,104	3	26,210
Commercial, financial & agricultural	2,194	253	9,432	3,242	18	15,139
Consumer	57	30	154	28	—	269
Total purchased credit impaired loans	$120,750	$25,044	$15,432	$42,280	$154	$203,660

December 31, 2016
Construction, land & land development	$7,798	$1,150	$1,416	$6,173	$—	$16,537
Other commercial real estate	33,423	13,103	2,770	11,446	—	60,742
Total commercial real estate	41,221	14,253	4,186	17,619	—	77,279
Residential real estate	28,628	10,371	2,840	12,396	272	54,507
Owner-occupied real estate	7,736	4,884	794	10,566	—	23,980
Commercial, financial & agricultural	3,381	310	273	569	—	4,533
Consumer	53	100	173	21	—	347
Total purchased credit impaired loans	$81,019	$29,918	$8,266	$41,171	$272	$160,646

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

Troubled Debt Restructurings (TDRs)

There were no troubled debt restructurings (TDRs) at September 30, 2017. At December 31, 2016, TDRs totaled $5.0 million with $148,000 in related allowance. At December 31, 2016, there was no commitment to extend credit to a borrower with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on loans that were modified as TDRs during the periods presented (dollars in thousands):

	September 30, 2017			September 30, 2016
TDR Additions (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nine Months Ended
Construction, land & land development	—	$—	$—	1	$4,168	$4,168
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	—	—	—	1	4,168	4,168
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer & Other	—	—	—	—	—	—
Total modifications	—	$—	$—	1	$4,168	$4,168

(1) The pre-modification and post-modification recorded investment amount represents the recorded investment on the date of the loan modification. Since the modifications on this loan were an interest rate concession and payment term extension, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

During the nine months ended September 30, 2017 and 2016, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

NOTE 7: OTHER REAL ESTATE OWNED (OREO)

The following table presents other real estate owned ("OREO") by property type at the dates indicated (dollars in thousands):

Other real estate owned	September 30, 2017	December 31, 2016
Construction, land development, and other land	$756	$2,393
Commercial and farmland real estate	255	6,960
Residential real estate	260	1,544
Total other real estate owned	$1,271	$10,897

The following table presents OREO by type of loan foreclosure or banking premises transferred into OREO at the dates indicated (dollars in thousands):

Other real estate owned	September 30, 2017	December 31, 2016
Organic OREO	$—	$282
Purchased Credit Impaired OREO	1,271	10,615
Total other real estate owned	$1,271	$10,897

At September 30, 2017, consumer mortgage loans secured by residential real estate properties totaling $84,000 were in formal foreclosure proceedings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three months and nine months ended September 30, 2017, the Company sold SBA loans with unpaid principal balances totaling $10.1 million and $35.1 million, respectively, and recognized $1.2 million and $3.6 million in gains on the loan sales, respectively. During the three and nine months ended September 30, 2016, the Company sold SBA loans with unpaid principal balances totaling $13.7 million and $38.6 million, respectively, and recognized $1.3 million and $3.9 million in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $389,000 and $1.2 million for the three and nine months ended September 30, 2017, respectively. SBA servicing fees totaled $383,000 and $974,000 for the three and nine months ended September 30, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company serviced SBA loans for others with unpaid principal balances totaling $178.2 million and $142.1 million, respectively.

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
SBA Servicing Rights	2017	2016	2017	2016
Balance, beginning of period	$3,828	$3,165	$3,477	$2,626
Additions	253	339	850	963
Fair value adjustments	(131)	(229)	(377)	(314)
Balance, end of period	$3,950	$3,275	$3,950	$3,275

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	September 30, 2017	December 31, 2016
Fair value	$3,950	$3,477
Weighted average discount rate	12.6%	12.8%
Decline in fair value due to a 100 basis point adverse change	$(141)	$(122)
Decline in fair value due to a 200 basis point adverse change	(273)	(236)
Prepayment speed	8.4%	8.0%
Decline in fair value due to a 10% adverse change	$(130)	$(108)
Decline in fair value due to a 20% adverse change	(254)	(210)
Weighted average remaining life (years)	7.0	7.1

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the SBA loans serviced by the Company at and for the periods presented are as follows (dollars in thousands):

	September 30, 2017
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Nine Months Ended September 30, 2017
Serviced for others	$178,177	$76	$—	$—
Held-for-sale	13,956	—	—	—
Held-for-investment	152,000	1,322	8,154	454
Total SBA loans serviced	$344,133	$1,398	$8,154	$454

	December 31, 2016
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Nine Months Ended September 30, 2016
Serviced for others	$142,069	$522	$—	$—
Held-for-sale	16,356	—	—	—
Held-for-investment	144,351	220	5,580	2,120
Total SBA loans serviced	$302,776	$742	$5,580	$2,120

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At September 30, 2017, the termination value of derivatives in a net liability position under these agreements was $11,000, for which the Company did not post any cash collateral. Although the Company did not breach any provisions at September 30, 2017, if a breach had occurred, the maximum amount of collateral the Company would have been required to post to counterparties was $11,000.

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

Derivative Fair Values

The table below presents the fair values of the Company's interest rate swaps and caps at the dates presented (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$1,538	$1,774	$387	$641

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$—	$19	$—	$85
Mortgage derivatives	872	1,362	467	459

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At September 30, 2017, the Company had 91 interest rate swaps with an aggregate notional amount of $157.8 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2017	2016	2017	2016
Amount of gain (loss) recognized in income on derivatives	Noninterest income	$3	$977	$35	$(3,396)
Amount of loss recognized in income on hedged items	Noninterest income	(55)	(956)	(138)	3,106
Total net (loss) gain recognized in income on fair value hedge ineffectiveness		$(52)	$21	$(103)	$(290)

During the three and nine months ended September 30, 2017, the Company recognized net losses of $52,000 and $103,000, respectively, related to hedge ineffectiveness on the fair value swaps. During the three and nine months ended September 30, 2016, the Company recognized a net gain (loss) of $21,000 and $(290,000), respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $176,000 and $761,000 for the three and nine months ended September 30, 2017, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. For the three and nine months ended September 30, 2016, the Company recognized a net reduction in interest income of $460,000 and $1.4 million, respectively, related to the fair value hedges. For the three and nine months ended September 30, 2017, the Company recognized net losses of $152,000 and $153,000, respectively, related to the unamortized basis in the hedged items. For the three and nine months ended September 30, 2016, the Company recognized net losses of $61,000 and $108,000, respectively, related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the periods ended September 30, 2017 and 2016.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $502,000 is expected to be reclassified as a decrease to net interest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2017	2016	2017	2016
Amount of (loss) gain recognized in AOCI on derivatives (effective portion)	OCI	$(30)	$73	$50	$(847)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	379	320	1,213	804
Amount of loss recognized in consolidated statements of comprehensive income		$(409)	$(247)	$(1,163)	$(1,651)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

At September 30, 2017, the Company had no interest rate swaps that were not designated as fair value hedges associated with the Company's fixed rate loan program. For the three and nine months ended September 30, 2017, there were net losses of $68,000 and $124,000, respectively, recorded in the income statement for the interest rate swaps not designated as hedging instruments. For the three and nine months ended September 30, 2016, there was a net gain of $21,000 and a net loss of $199,000, respectively, recorded in the income statement for the interest rate swaps not designated as hedging instruments.

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities," respectively, on the consolidated statements of financial condition. At September 30, 2017 and December 31, 2016, the fair value of mortgage derivative assets was $872,000 and $1.4 million, respectively, and the fair value of mortgage derivative liabilities was $467,000 and $459,000, respectively. At September 30, 2017 and December 31, 2016, the Company had approximately $51.2 million and $49.9 million, respectively, of interest rate lock commitments, and $75.8 million and $76.7 million, respectively, of forward commitments for the future delivery of residential mortgage loans. The net loss related to interest rate lock commitments for the three months ended September 30, 2017 was $79,000, compared to a loss of $430,000 for the same period in 2016. The net gains related to interest rate lock commitments were $250,000 and $313,000 for the nine months ended September 30, 2017 and 2016, respectively. The net loss for forward commitments related to these mortgage loans was $66,000 for the three months ended September 30, 2017, compared to a net gain of $451,000 for the same period in 2016. The net losses for forward commitments were $748,000 and $399,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2017	2016	2017	2016
Amount of (loss) gain recognized in income on interest rate swaps	Noninterest income	$(68)	$21	$(124)	$(199)
Amount of (loss) gain recognized in income on interest rate lock commitments	Noninterest income	(79)	(430)	250	313
Amount of (loss) gain recognized in income on forward commitments	Noninterest income	(66)	451	(748)	(399)
Total (loss) gain recognized in income on derivatives not designated as hedging instruments		$(213)	$42	$(622)	$(285)

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
September 30, 2017
Offsetting Assets
Interest rate swaps and caps	$1,538	$—	$1,538	$(377)	$(590)	$571
Offsetting Liabilities
Interest rate swaps and caps	$387	$—	$387	$(377)	$—	$10
Repurchase agreements	25,499	—	25,499	—	(25,499)	—
Total liabilities	$25,886	$—	$25,886	$(377)	$(25,499)	$10

December 31, 2016
Offsetting Assets
Interest rate swaps and caps	$1,793	$—	$1,793	$(718)	$(1,075)	$—
Offsetting Liabilities
Interest rate swaps and caps	$726	$—	$726	$(718)	$—	$8
Repurchase agreements	25,722	—	25,722	—	(25,722)	—
Total liabilities	$26,448	$—	$26,448	$(718)	$(25,722)	$8

(1) The application of collateral cannot reduce the net amount below zero; therefore, excess collateral received/posted is not reflected in this table. All positions are fully collateralized.

Repurchase Agreements

The Company utilizes securities sold under repurchase agreements to facilitate the needs of its customers. Securities sold under repurchase agreements consist of balances in the transaction accounts of commercial customers swept nightly to an overnight investment account and are collateralized with investment securities having a market value no less than the balance borrowed. The investment securities pledged are subject to market fluctuations as well as prepayments of principal. The Company monitors the risk of the fair value of its pledged collateral falling below the balance of the repurchase agreements on a daily basis and may be required to provide additional collateral. Securities pledged as collateral are maintained with a safekeeping agent.

At September 30, 2017 and December 31, 2016, securities sold under repurchase agreements were $25.5 million and $25.7 million, respectively, all of which mature on an overnight and continuous basis. At both September 30, 2017 and December 31, 2016, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at both September 30, 2017 and December 31, 2016 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 (CET1) capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At September 30, 2017 and December 31, 2016, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	September 30, 2017			December 31, 2016
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
Common Equity Tier 1 (CET1) capital ratio	$543,807	12.21%	$200,405	$526,282	14.78%	$160,258
Tier 1 risk-based capital ratio	543,807	12.21%	267,207	526,282	14.78%	213,678
Total risk-based capital ratio	570,649	12.81%	356,276	552,880	15.52%	284,904
Tier 1 leverage ratio	543,807	13.37%	162,706	526,282	14.90%	141,273

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	September 30, 2017				December 31, 2016
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
Common Equity Tier 1 (CET1) capital ratio	$471,829	10.62%	$199,899	$288,743	$463,164	13.06%	$159,535	$230,440
Tier 1 risk-based capital ratio	471,829	10.62%	266,532	355,376	463,164	13.06%	212,714	283,618
Total risk-based capital ratio	498,671	11.23%	355,376	444,221	489,762	13.81%	283,618	354,523
Tier 1 leverage ratio	471,829	11.60%	162,691	203,364	463,164	13.18%	140,572	175,715

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At September 30, 2017, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At September 30, 2017, the Company had $60.7 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Commitments to extend credit:
Fixed	$56,342	$63,166
Variable	897,223	608,176
Letters of credit:
Fixed	5,525	6,985
Variable	11,391	3,239
Total commitments	$970,481	$681,566

The fixed rate loan commitments have maturities ranging from one month to thirteen years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company maintains a recourse liability for mortgage loans sold to investors. At September 30, 2017, the recourse liability was $297,000.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no transfers between levels.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At September 30, 2017, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Hedged Loans

Loans involved in fair value hedges are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs consistent with the valuation methodology for interest rate swaps discussed below. The Company does not record other loans held for investment at fair value on a recurring basis.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at September 30, 2017.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2017, the aggregate fair value of the Company's mortgage loans held-for-sale was $33.8 million and the contractual balance including accrued interest was $33.0 million, with a fair value mark totaling $754,000. The Company recognized a gain of $63,000 and a gain of $545,000 for the three and nine months ended September 30, 2017, respectively, related to the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income. For the three and nine months ended September 30, 2016, the amount recognized related to the change in fair value of the mortgage loans held-for-sale was a loss of $749,000 and a gain of $324,000, respectively.

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

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2017	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$77,375	$—	$77,375
States and political subdivisions	—	2,859	—	2,859
Residential mortgage-backed securities — nonagency	—	127,052	—	127,052
Residential mortgage-backed securities — agency	—	602,926	—	602,926
Corporate securities	—	110,551	—	110,551
Hedged loans	—	154,446	—	154,446
Mortgage loans held-for-sale	—	33,787	—	33,787
Mortgage derivatives	—	135	737	872
Interest rate swaps and caps	—	1,538	—	1,538
SBA servicing rights	—	—	3,950	3,950
Total recurring assets at fair value	$—	$1,110,669	$4,687	$1,115,356

Liabilities:
Interest rate swaps and caps	$—	$387	$—	$387
Mortgage derivatives	—	128	339	467
Total recurring liabilities at fair value	$—	$515	$339	$854

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$88,649	$—	$88,649
States and political subdivisions	—	301	—	301
Residential mortgage-backed securities — nonagency	—	154,009	—	154,009
Residential mortgage-backed securities — agency	—	529,302	—	529,302
Corporate securities	—	74,917	—	74,917
Hedged loans	—	167,165	—	167,165
Mortgage loans held for sale	—	35,813	—	35,813
Mortgage derivatives	—	663	699	1,362
Interest rate swaps and caps	—	1,793	—	1,793
SBA servicing rights	—	—	3,477	3,477
Total recurring assets at fair value	$—	$1,052,612	$4,176	$1,056,788

Liabilities:
Interest rate swaps and caps	$—	$726	$—	$726
Mortgage derivatives	—	14	445	459
Total recurring liabilities at fair value	$—	$740	$445	$1,185

Changes in the carrying value of mortgage derivatives utilizing Level 3 inputs are presented in the following tables for the periods presented (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2017		2017
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$890	$385	$699	$445
Issuances (1)	339	339	1,543	1,167
Settlements and closed loans (1)	(492)	(385)	(1,505)	(1,273)
Balance, end of period	$737	$339	$737	$339

	Three Months Ended September 30		Nine Months Ended September 30
	2016		2016
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$1,338	$560	$651	$361
Issuances (1)	427	427	2,084	1,596
Settlements and closed loans (1)	(854)	(560)	(1,824)	(1,530)
Balance, end of period	$911	$427	$911	$427

(1) The change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was a loss of $107,000 and a gain of $144,000 for the three months and nine months ended September 30, 2017, respectively. The change in fair value resulted in a loss of $294,000 and a gain of $194,000 for the three and nine months ended September 30, 2016, respectively.

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

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Impaired loans	$—	$—	$10,391	$10,391
Total nonrecurring assets at fair value	$—	$—	$10,391	$10,391

December 31, 2016
Impaired loans	$—	$—	$8,784	$8,784
Total nonrecurring assets at fair value	$—	$—	$8,784	$8,784

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $11.1 million and $9.6 million with respective valuation allowances of $706,000 and $831,000 at September 30, 2017 and December 31, 2016, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Other real estate owned	$—	$—	$1,647	$1,647

December 31, 2016
Other real estate owned	$—	$—	$13,292	$13,292

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	September 30, 2017	December 31, 2016
Other real estate owned:
Other real estate owned at fair value	$1,647	$13,292
Estimated selling costs and other adjustments	(376)	(2,395)
Other real estate owned	$1,271	$10,897

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

September 30, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,950	Discounted cash flows	Discount rate	9% - 20% (13%)
			Prepayment speed	4% - 12% (8%)
Mortgage derivatives - asset	$737	Pricing model	Pull-through rate	83%
Mortgage derivatives - liability	$339	Pricing model	Pull-through rate	83%
Impaired loans - collateral dependent	$10,391	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (6%)
Other real estate owned	$1,647	Third party appraisal	Management discount for property type and recent market volatility	0% - 33% (14%)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,477	Discounted cash flows	Discount rate	9% - 18% (13%)
			Prepayment speed	3% - 11% (8%)
Mortgage derivatives - asset	$699	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$445	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$8,784	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$13,292	Third party appraisal	Management discount for property type and recent market volatility	0% - 68% (16%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The Company has determined the estimated fair value amounts using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at September 30, 2017 and December 31, 2016.

		September 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$282,239	$282,239	$149,593	$149,593
Investment securities available-for-sale	Level 2	920,763	920,763	847,178	847,178
Investment securities held-to-maturity	Level 2 & 3	57,867	58,605	67,063	67,435
Loans held-for-sale	Level 2	47,743	49,481	52,169	53,770
Loans, net	Level 2 & 3	3,545,948	3,572,224	2,787,974	2,820,484
Other real estate owned	Level 3	1,271	1,647	10,897	13,292
Interest rate swaps and caps	Level 2	1,538	1,538	1,793	1,793
Mortgage derivatives	Levels 2 & 3	872	872	1,362	1,362
SBA servicing rights	Level 3	3,950	3,950	3,477	3,477
Accrued interest receivable	Level 2	14,015	14,015	10,210	10,210
Federal Home Loan Bank stock	Level 3	4,651	4,651	5,680	5,680

Liabilities:
Deposits	Level 2	$4,241,085	$4,240,594	$3,431,165	$3,430,405
Federal funds purchased and securities sold under agreements to repurchase	Level 2	25,499	25,499	27,673	27,673
FHLB borrowings	Level 2	—	—	47,014	47,014
Notes payable	Level 2	398	398	398	398
Interest rate swaps and caps	Level 2	387	387	726	726
Mortgage derivatives	Levels 2 & 3	467	467	459	459
Accrued interest payable	Level 2	3,023	3,023	2,312	2,312

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

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Numerator:
Net income per consolidated statements of income	$14,436	$12,441	$41,197	$37,264
Net income allocated to participating securities	(389)	(348)	(1,095)	(1,021)
Net income allocated to common stock	$14,047	$12,093	$40,102	$36,243

Basic earnings per share computation:
Net income allocated to common stock	$14,047	$12,093	$40,102	$36,243
Weighted average common shares outstanding, including shares considered participating securities	38,969,619	36,895,121	38,928,833	36,953,036
Less: Average participating securities	(1,050,866)	(1,031,938)	(1,034,448)	(1,012,634)
Weighted average shares	37,918,753	35,863,183	37,894,385	35,940,402
Basic earnings per share	$.37	$.34	$1.06	$1.01

Diluted earnings per share computation:
Net income allocated to common stock	$14,047	$12,093	$40,102	$36,243
Weighted average common shares outstanding for basic earnings per share	37,918,753	35,863,183	37,894,385	35,940,402
Weighted average dilutive grants	44,388	102,765	49,586	100,253
Weighted average shares and dilutive potential common shares	37,963,141	35,965,948	37,943,971	36,040,655
Diluted earnings per share	$.37	$.34	$1.06	$1.01

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
September 30, 2017
Balance, beginning of period	$(905)	$(131)	$(523)	$(1,559)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	1,634	—	(30)	1,604
Amounts reclassified for net (gains) losses realized and included in earnings	(3)	—	379	376
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	(4)	—	(4)
Income tax expense	625	—	135	760
Balance, end of period	$101	$(135)	$(309)	$(343)

September 30, 2016
Balance, beginning of period	$5,356	$(173)	$(1,629)	$3,554
Other comprehensive income (loss) before income taxes:
Net change in unrealized (losses) gains	(831)	—	73	(758)
Amounts reclassified for net (gains) losses realized and included in earnings	(38)	—	320	282
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	(2)	—	(2)
Income tax (benefit) expense	(336)	—	152	(184)
Balance, end of period	$4,823	$(175)	$(1,388)	$3,260

Nine Months Ended
September 30, 2017
Balance, beginning of period	$(1,200)	$(175)	$(1,082)	$(2,457)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains	2,148	—	50	2,198
Amounts reclassified for net (gains) losses realized and included in earnings	(28)	—	1,213	1,185
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	40	—	40
Income tax expense	819	—	490	1,309
Balance, end of period	$101	$(135)	$(309)	$(343)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
September 30, 2016
Balance, beginning of period	$(272)	$—	$(1,362)	$(1,634)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gains (losses)	8,584	—	(847)	7,737
Amounts reclassified for net (gains) losses realized and included in earnings	(447)	—	804	357
Transfer of net unrealized loss from available-for-sale to held-to-maturity	172	(172)	—	—
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	(3)	—	(3)
Income tax expense (benefit)	3,214	—	(17)	3,197
Balance, end of period	$4,823	$(175)	$(1,388)	$3,260

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2017	2016	2017	2016
Investment securities available-for-sale
Gain on sale of investment securities	$3	$38	$28	$447
Income tax expense	(1)	(15)	(11)	(173)
Net income	$2	$23	$17	$274

Cash flow hedges (effective portion)
Interest expense on deposits	$(379)	$(320)	$(1,213)	$(804)
Income tax benefit	145	124	466	311
Net income	$(234)	$(196)	$(747)	$(493)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at September 30, 2017 as compared to December 31, 2016 and our results of operations for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2016 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company ("State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005. Between July 24, 2009 and September 30, 2017, we successfully completed 17 bank acquisitions totaling $6.0 billion in assets and $5.2 billion in deposits.

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank.

As a result of our acquisitions, we were transformed from a small community bank to a much larger commercial bank. We are now operating 31 full-service branches throughout seven of Georgia's eight largest MSAs and one branch office in Birmingham, Alabama. At September 30, 2017, our total assets were $5.1 billion, our total loans receivable were $3.6 billion, our total deposits were $4.2 billion and our total shareholders' equity was $642.6 million.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended September 30, 2017:

•
Net income for the quarter ended September 30, 2017 was $14.4 million, or $.37 per diluted share, compared to net income of $12.4 million, or $.34 per diluted share, for the quarter ended September 30, 2016.

•	We completed our acquisition of AloStar Bank of Commerce ("AloStar") on September 30, 2017, less than four months after the merger was announced.

•
Our net interest income on a taxable equivalent basis was $44.5 million for the quarter ended September 30, 2017, an increase of $6.2 million, or 16.3%, from the quarter ended September 30, 2016. Our interest income increased $7.1 million for the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, attributable to an $8.9 million increase in loan interest income and a $1.1 million increase in interest income on invested funds, partially offset by a $2.8 million decline in accretion income on loans.

•
We experienced continued loan growth during the nine months ended September 30, 2017. At September 30, 2017, total loans were $3.5 billion, an increase of $758.2 million, or 26.9%, from December 31, 2016, primarily due to $718.6 million in loans, net of fair value adjustments, acquired in our acquisition of AloStar and organic loan growth of $29.2 million, or 1.3% during the quarter ended September 30, 2017. The growth in organic loans was partially offset by a decrease of $55.9 million, or 9.2%, in purchased credit impaired and purchased non-credit impaired loans, excluding the AloStar acquisition, during the same period.

•
The accretable discount on purchased credit impaired loans decreased $2.1 million to $67.2 million at September 30, 2017, compared to $69.3 million at December 31, 2016. The decrease is a result of $23.4 million in accretion income recognized on purchased credit impaired loans, offset by additions from the AloStar acquisition of $11.7 million and transfers from nonaccretable to accretable discount of $9.7 million.

•	Asset quality remained sound at September 30, 2017 with a ratio of nonperforming assets to total loans plus other real estate owned of .35% and a ratio of nonperforming loans to total loans of .31%.

•
The average cost of funds remained low at 38 basis points for the quarter ended September 30, 2017, an increase of four basis points from the same period in 2016, primarily due to an increase in savings and money market deposits, as well as an increase in the rate paid on other borrowings.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 13.37%, CET1 and Tier 1 risk-based capital ratios of 12.21%, and a Total risk-based capital ratio of 12.81% at September 30, 2017.

•	During the third quarter of 2017, we declared and paid a cash dividend of $0.14 per common share to our shareholders.
Recent Developments
Acquisition of AloStar Bank of Commerce
On September 30, 2017, State Bank completed its acquisition of AloStar, an Alabama banking corporation. State Bank Interim Corp., a wholly-owned subsidiary of State Bank, merged with and into AloStar with AloStar as the surviving bank and immediately thereafter, AloStar merged with and into State Bank, with State Bank as the surviving bank. We paid total cash consideration of approximately $195.0 million for all outstanding shares of AloStar. With the acquisition of AloStar, we acquired banking operations in Birmingham, Alabama and Atlanta, Georgia.

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

Table 1 - Financial Highlights Selected Financial Information
	2017			2016		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2017	2016

SELECTED RESULTS OF OPERATIONS
Interest income on loans	$35,400	$34,872	$34,060	$26,696	$26,580	$104,332	$76,328
Accretion income on loans	6,520	9,228	7,677	10,271	9,335	23,425	33,039
Interest income on invested funds	5,782	5,747	5,460	4,810	4,714	16,989	14,113
Total interest income	47,702	49,847	47,197	41,777	40,629	144,746	123,480
Interest expense	3,370	3,369	3,239	2,631	2,504	9,978	6,988
Net interest income	44,332	46,478	43,958	39,146	38,125	134,768	116,492
Provision for loan and lease losses (organic & PNCI loans)	1,300	1,470	1,361	300	7	4,131	3,296
Provision for loan and lease losses (purchased credit impaired loans)	(885)	375	(359)	(23)	81	(869)	(3,336)
Total provision for loan and lease losses	415	1,845	1,002	277	88	3,262	(40)
Total noninterest income	9,682	10,476	9,459	9,911	9,769	29,617	29,390
Total noninterest expense	31,571	31,997	34,565	32,875	28,480	98,133	88,052
Income before income taxes	22,028	23,112	17,850	15,905	19,326	62,990	57,870
Income tax expense	7,592	7,909	6,292	5,578	6,885	21,793	20,606
Net income	$14,436	$15,203	$11,558	$10,327	$12,441	$41,197	$37,264

COMMON SHARE DATA
Basic earnings per share	$.37	$.39	$.30	$.28	$.34	$1.06	$1.01
Diluted earnings per share	.37	.39	.30	.28	.34	1.06	1.01
Cash dividends declared per share	.14	.14	.14	.14	.14	.42	.42
Book value per share	16.48	16.23	15.96	15.80	15.21	16.48	15.21
Tangible book value per share (1)	14.01	13.94	13.66	13.48	13.99	14.01	13.99
Dividend payout ratio	37.84%	35.90%	46.67%	50.00%	41.18%	39.62%	41.58%

COMMON SHARES OUTSTANDING
Common stock	38,991,022	38,967,972	38,870,424	38,845,573	36,894,553	38,991,022	36,894,553
Weighted average shares outstanding:
Basic	37,918,753	37,896,125	37,867,718	35,904,009	35,863,183	37,894,385	35,940,402
Diluted	37,963,141	37,942,483	37,954,585	36,009,098	35,965,948	37,943,971	36,040,655

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (2)	$2,893,187	$2,905,415	$2,846,571	$2,431,512	$2,406,629	$2,880,534	$2,328,309
Assets	4,178,731	4,200,843	4,181,961	3,636,544	3,564,860	4,186,588	3,522,159
Deposits	3,437,329	3,413,831	3,423,506	2,975,510	2,866,822	3,424,940	2,864,830
Equity	638,620	627,294	617,009	559,561	557,365	627,926	548,738
Tangible equity (1)	550,002	538,153	527,603	514,982	512,265	538,874	503,117

Table 1 - Financial Highlights Selected Financial Information
	2017			2016		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2017	2016
SELECTED ACTUAL BALANCES
Total assets	$5,148,483	$4,233,977	$4,202,681	$4,225,265	$3,616,775	$5,148,483	$3,616,775
Investment securities	978,630	910,899	963,350	914,241	889,726	978,630	889,726
Organic loans	2,304,653	2,275,471	2,172,555	2,090,564	2,030,457	2,304,653	2,030,457
Purchased non-credit impaired loans	1,064,477	469,931	528,065	563,362	189,053	1,064,477	189,053
Purchased credit impaired loans	203,660	135,598	154,160	160,646	126,836	203,660	126,836
Allowance for loan and lease losses	(26,842)	(27,988)	(26,976)	(26,598)	(27,177)	(26,842)	(27,177)
Interest-earning assets	4,867,167	3,967,184	3,931,732	3,917,356	3,403,046	4,867,167	3,403,046
Total deposits	4,241,085	3,452,692	3,409,775	3,431,165	2,959,292	4,241,085	2,959,292
Interest-bearing liabilities	3,087,284	2,548,837	2,590,391	2,521,831	2,109,226	3,087,284	2,109,226
Noninterest-bearing liabilities	1,418,609	1,052,803	992,007	1,089,801	946,415	1,418,609	946,415
Shareholders' equity	642,590	632,337	620,283	613,633	561,134	642,590	561,134

PERFORMANCE RATIOS
Return on average assets (3)	1.37%	1.45%	1.12%	1.13%	1.39%	1.32%	1.41%
Return on average equity (3)	8.97	9.72	7.60	7.34	8.88	8.77	9.07
Cost of funds	.38	.38	.37	.35	.34	.38	.32
Net interest margin (4)	4.51	4.76	4.59	4.56	4.54	4.62	4.72
Interest rate spread (4)	4.31	4.58	4.41	4.38	4.37	4.43	4.55
Efficiency ratio (5)	58.45	56.18	64.71	67.01	59.46	59.70	60.36

CAPITAL RATIOS
Average equity to average assets	15.28%	14.93%	14.75%	15.39%	15.63%	15.00%	15.58%
Leverage ratio	13.37	13.23	13.04	14.90	14.64	13.37	14.64
CET1 risk-based capital ratio	12.21	15.01	14.74	14.78	16.68	12.21	16.68
Tier 1 risk-based capital ratio	12.21	15.01	14.74	14.78	16.68	12.21	16.68
Total risk-based capital ratio	12.81	15.79	15.49	15.52	17.56	12.81	17.56

ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.14%	.08%	.09%	.10%	.05%	.10%	.18%
Nonperforming loans to total loans	.24	.06	.28	.30	.32	.24	.32
Nonperforming assets to loans + ORE	.24	.06	.29	.31	.32	.24	.32
Past due loans to total loans	.12	.09	.08	.06	.09	.12	.09
Allowance for loan and lease losses to loans	.99	.99	1.01	1.01	1.07	.99	1.07

(1)	Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2, "Non-GAAP Measures Reconciliation" for further information.

(2)
Includes quarter-to-date average nonaccrual loans of $8.0 million for third quarter 2017, $9.3 million for second quarter 2017, $9.9 million for first quarter 2017, $8.4 million for fourth quarter 2016 and $8.6 million for third quarter 2016.

(3)	Net income annualized for the applicable period.

(4)	Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 35%.

(5)	Noninterest expenses divided by net interest income plus noninterest income.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Certain financial measures included in this report, tangible book value per common share and average tangible equity, are financial measures that are not recognized by generally accepted accounting principles in the United States, or GAAP. These non-GAAP financial measures exclude the effect of the period end or average balance of intangible assets. Management believes that these non-GAAP financial measures provides additional useful information to investors, particularly since these measure are widely used by industry analysts for companies with prior merger and acquisition activities, such as us.

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

Table 2 - Non-GAAP Measures Reconciliation Selected Financial Information
	2017			2016		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2017	2016

BOOK VALUE PER COMMON SHARE RECONCILIATION
Book value per common share (GAAP)	$16.48	$16.23	$15.96	$15.80	$15.21	$16.48	$15.21
Effect of goodwill and other intangibles	(2.47)	(2.29)	(2.30)	(2.32)	(1.22)	(2.47)	(1.22)
Tangible book value per common share	$14.01	$13.94	$13.66	$13.48	$13.99	$14.01	$13.99

AVERAGE TANGIBLE EQUITY RECONCILIATION
Average equity (GAAP)	$638,620	$627,294	$617,009	$559,561	$557,365	$627,926	$548,738
Effect of average goodwill and other intangibles	(88,618)	(89,141)	(89,406)	(44,579)	(45,100)	(89,052)	(45,621)
Average tangible equity	$550,002	$538,153	$527,603	$514,982	$512,265	$538,874	$503,117

Results of Operations

Net Income

We reported net income of $14.4 million and $41.2 million for the three and nine months ended September 30, 2017, respectively, compared to net income of $12.4 million and $37.3 million for the same periods in 2016. Diluted earnings per common share were $.37 and $1.06 for the three and nine months ended September 30, 2017, respectively, compared to diluted earnings per common share of $.34 and $1.01 for the same periods in 2016.

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

Three Months Ended September 30, 2017 and 2016

Our net interest income on a taxable equivalent basis was $44.5 million for the three months ended September 30, 2017, an increase of $6.2 million, or 16.3%, from the three months ended September 30, 2016. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $486.6 million and an increase in investment securities of $32.3 million compared to the three months ended September 30, 2016. An increase in average interest bearing deposits of $389.5 million, compared to the three months ended September 30, 2016, partially offset the impact of the increases in average loans, excluding purchased credit impaired loans, and investment securities.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.31% for the three months ended September 30, 2017, compared to 4.37% for the same period in 2016, a decrease of six basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.51% for the three months ended September 30, 2017 compared to 4.54% for the same period in 2016, a decrease of three basis points.

The yield on average earning assets was 4.85% for the three months ended September 30, 2017, compared to 4.84% for the three months ended September 30, 2016, an increase of one basis point, driven primarily by growth in average loans, excluding purchased credit impaired loans, and investment securities, outpacing growth in higher-yielding purchased credit impaired loans. The decline in accretion income on purchased credit impaired loans was offset by an increase in interest income on loans, excluding purchased credit impaired loans, and investment securities. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decrease of 861 basis points in our yield on purchased credit impaired loans was primarily due to a decrease in loan recovery income of $1.5 million, as well as the lower yield on the purchased credit impaired portfolios acquired in our recent acquisitions. Our yield on loans, excluding purchased credit impaired loans, was 5.11% for the three months ended September 30, 2017, compared to 4.67% for the same period in 2016, an increase of 44 basis points. The increase primarily resulted from a combination of variable rate loans repricing due to increases in index rates and accretion of purchase accounting discounts on purchased non-credit impaired loans. The yield on our investment portfolio was 2.42% and 2.11% for the three months ended September 30, 2017 and 2016, respectively. The increase of 31 basis points compared to the prior period was primarily driven by variable rate securities repricing due to increases in index rates and the reinvestment of cash flows from securities into higher yielding bonds as market rates have increased.

The average rate on interest-bearing liabilities was .54% for the three months ended September 30, 2017, an increase of seven basis points from the same period in 2016. The average rate paid on interest-bearing deposits was .53% and .47% for the three months ended September 30, 2017 and 2016, respectively. The increase of six basis points was primarily the result of an increase in the rate paid on savings and money market accounts acquired in our recent acquisitions and a shift in the mix of interest-bearing deposits to savings and money market accounts. Also contributing to the increase in the rate paid on interest-bearing liabilities was a 35 basis point increase in the rate paid on other borrowings compared to the same period in 2016. Our cost of funds was 38 basis points for the three months ended September 30, 2017, an increase of four basis points from the same period in 2016.

Nine Months Ended September 30, 2017 and 2016

Our net interest income on a taxable equivalent basis was $135.2 million for the nine months ended September 30, 2017, an increase of $18.3 million, or 15.7%, from the nine months ended September 30, 2016. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $545.5 million and an increase in investment securities of $47.9 million compared to the nine months ended September 30, 2016. An increase in average interest bearing deposits of $427.1 million and other borrowings of $22.9 million, compared to the nine months ended September 30, 2017, partially offset the impact of the increases in average loans, excluding purchased credit impaired loans, and investment securities.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.43% for the nine months ended September 30, 2017, compared to 4.55% for the same period in 2016, a decrease of 12 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.62% for the nine months ended September 30, 2017 compared to 4.72% for the same period in 2016, a decrease of 10 basis points.

The yield on average earning assets was 4.96% for the nine months ended September 30, 2017, compared to 5.00% for the nine months ended September 30, 2016, a decrease of four basis points, driven primarily by growth in average loans, excluding purchased credit impaired loans, and investment securities, outpacing growth in higher-yielding purchased credit impaired loans. The decline in accretion income on purchased credit impaired loans was offset by an increase in interest income on loans, excluding purchased credit impaired loans, and investment securities. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decrease of 1,053 basis points in our yield on purchased credit impaired loans was primarily due to a $4.1 million decrease in gains on loan pool closings, as well as the lower yield on the portfolios acquired in our recent acquisitions. Our yield on loans, excluding purchased credit impaired loans, was 5.12% for the nine months ended September 30, 2017, compared to 4.68% for the same period in 2016, an increase of 44 basis points. The increase primarily resulted from a combination of variable rate loans repricing due to increases in index rates and accretion of purchase accounting discounts on purchased non-credit impaired loans. The yield on our investment portfolio was 2.36% and 2.08% for the nine months ended September 30, 2017 and 2016, respectively. The increase of 28 basis points compared to the prior period was primarily driven by variable rate securities repricing due to increases in index rates and the reinvestment of cash flows from securities into higher yielding bonds as market rates have increased.

The average rate on interest-bearing liabilities was .53% for the nine months ended September 30, 2017, an increase of eight basis points from the same period in 2016. The average rate paid on interest-bearing deposits was .52% and .45% for the nine months ended September 30, 2017 and 2016, respectively. The increase of seven basis points was primarily the result of an increase in the rate paid on savings and money market accounts acquired in our recent acquisitions and a shift in the mix of interest-bearing deposits to savings and money market accounts. Also contributing to the increase in the rate paid on interest-bearing liabilities was an increase in the volume of other borrowings and a 27 basis point increase in the related rate on other borrowings compared to the same period in 2016. Our cost of funds was 38 basis points for the nine months ended September 30, 2017, an increase of six basis points from the same period in 2016.

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

	For the Three Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$108,546	$218.80%		$63,315	$44.28%
Investment securities	913,898	5,564	2.42%	881,642	4,670	2.11%
Loans, excluding purchased credit impaired loans (1)(2)	2,762,479	35,577	5.11%	2,275,859	26,722	4.67%
Purchased credit impaired loans	130,708	6,520	19.79%	130,770	9,335	28.40%
Total earning assets	3,915,631	47,879	4.85%	3,351,586	40,771	4.84%
Total nonearning assets	263,100			213,274
Total assets	$4,178,731			$3,564,860
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$580,090	$183.13%		$515,974	$159.12%
Savings & money market deposits	1,383,326	2,180.63%		1,105,635	1,514.54%
Time deposits	420,192	765.72%		401,447	687.68%
Brokered and wholesale time deposits	49,675	132	1.05%	20,723	48.92%
Other borrowings	57,988	110.75%		94,455	96.40%
Total interest-bearing liabilities	2,491,271	3,370.54%		2,138,234	2,504.47%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,004,046			823,043
Other liabilities	44,794			46,218
Shareholders’ equity	638,620			557,365
Total liabilities and shareholders’ equity	$4,178,731			$3,564,860
Net interest income		$44,509			$38,267
Net interest spread			4.31%			4.37%
Net interest margin			4.51%			4.54%
Cost of funds			.38%			.34%

(1)   Includes average nonaccrual loans of $8.0 million and $8.6 million for the three months ended September 30, 2017 and 2016, respectively.
(2)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $177,000 and $142,000 for the three months ended September 30, 2017 and 2016, respectively.

	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$89,460	$402.60%		$89,850	$230.34%
Investment securities (1)	940,861	16,587	2.36%	892,970	13,887	2.08%
Loans, excluding purchased credit impaired loans (2)(3)	2,738,226	104,780	5.12%	2,192,681	76,748	4.68%
Purchased credit impaired loans	142,308	23,425	22.01%	135,628	33,039	32.54%
Total earning assets	3,910,855	145,194	4.96%	3,311,129	123,904	5.00%
Total nonearning assets	275,733			211,030
Total assets	$4,186,588			$3,522,159
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$589,189	$546.12%		$528,669	$483.12%
Savings & money market deposits	1,384,243	6,328.61%		1,064,999	4,205.53%
Time deposits	438,025	2,333.71%		395,765	1,830.62%
Brokered and wholesale time deposits	36,093	284	1.05%	30,978	241	1.04%
Other borrowings	86,242	487.75%		63,301	229.48%
Total interest-bearing liabilities	2,533,792	9,978.53%		2,083,712	6,988.45%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	977,390			844,419
Other liabilities	47,480			45,290
Shareholders’ equity	627,926			548,738
Total liabilities and shareholders’ equity	$4,186,588			$3,522,159
Net interest income		$135,216			$116,916
Net interest spread			4.43%			4.55%
Net interest margin			4.62%			4.72%
Cost of funds			.38%			.32%

(1)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $0 and $4,000 for the nine months ended September 30, 2017 and 2016, respectively.
(2)   Includes average nonaccrual loans of $9.2 million and $9.0 million for the nine months ended September 30, 2017 and 2016, respectively.
(3)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $448,000 and $420,000 for the nine months ended September 30, 2017 and 2016, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017 vs. 2016			September 30, 2017 vs. 2016
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$6,095	$2,760	$8,855	$20,390	$7,642	$28,032
Loan accretion	(4)	(2,811)	(2,815)	1,558	(11,172)	(9,614)
Investment securities	176	718	894	773	1,927	2,700
Interest-bearing deposits in other financial institutions	47	127	174	(1)	173	172
Total interest income	6,314	794	7,108	22,720	(1,430)	21,290

Interest expense:
Deposits	495	357	852	1,558	1,174	2,732
Other borrowings	(47)	61	14	101	157	258
Total interest expense	448	418	866	1,659	1,331	2,990
Net interest income	$5,866	$376	$6,242	$21,061	$(2,761)	$18,300

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

Organic Loans

For the three months ended September 30, 2017 and 2016, we recorded a provision for loan and lease losses related to organic loans of $1.0 million and $0, respectively. For the nine months ended September 30, 2017 and 2016, we recorded a provision for loan and lease losses related to organic loans of $3.3 million and $3.2 million, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the ALLL. We recorded a provision for loan and lease losses related to purchased non-credit impaired loans of $345,000 for the three months ended September 30, 2017, compared to $7,000 for the three months ended September 30, 2016. We recorded a provision for loan and lease losses related to purchased non-credit impaired loans of $816,000 and $115,000 for the nine months ended September 30, 2017 and 2016, respectively.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the ALLL. Subsequent significant increases in the amount of cash expected to be collected from the borrower results first in the reversal of any previously-recorded provision for loan and lease losses and related ALLL, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $885,000 for the three months ended September 30, 2017, compared to a provision for loan and lease losses on such loans of $81,000 for the three months ended September 30, 2016. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $869,000 for the nine months ended September 30, 2017, compared to a negative provision on such loans of $3.3 million for the nine months ended September 30, 2016.

 Noninterest Income

Noninterest income for the three months ended September 30, 2017 totaled $9.7 million, compared to $9.8 million for the same period in 2016, a decrease of $87,000. For the nine months ended September 30, 2017, noninterest income was $29.6 million, compared to $29.4 million for the same period in 2016, an increase of $227,000. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Service charges on deposits	$1,575	$1,383	$4,513	$4,121
Mortgage banking income	2,793	3,216	8,783	9,808
SBA income	1,464	1,553	4,625	4,740
Payroll and insurance income	1,487	1,297	4,400	4,097
ATM income	826	759	2,522	2,273
Bank-owned life insurance income	526	533	1,475	1,463
Gain on sale of investment securities	3	38	28	447
Other	1,008	990	3,271	2,441
Total noninterest income	$9,682	$9,769	$29,617	$29,390

Mortgage banking income decreased $423,000, or 13.2%, for the three months ended September 30, 2017, from the same period in 2016. For the nine months ended September 30, 2017, mortgage banking income decreased $1.0 million, or 10.5%, from the same period in 2016. The decreases in mortgage banking income for the three and nine months ended September 30, 2017 were due to a decline in higher margin retail originations, partially offset by an increase in wholesale originations, compared to the same periods in 2016.

SBA income for the three months ended September 30, 2017 decreased $89,000, or 5.7%, from the same period in 2016. This decrease in SBA income was primarily due to a $173,000 decrease in gains on sale of SBA loans as a result of a decrease in the volume of loan sales during the three months ended September 30, 2017, compared to the same period in 2016. For the nine months ended September 30, 2017, SBA income decreased $115,000, or 2.4%, from the same period in 2016. This decrease in SBA income was primarily due to a $284,000 decrease in gains on sale of SBA loans during the nine months ended September 30, 2017, compared to the same period in 2016. This decrease was partially offset by higher SBA servicing fees of $256,000 during the nine months ended September 30, 2017, compared to the same period in 2016.

Payroll and insurance income increased $190,000, or 14.6%, for the three months ended September 30, 2017 from the same period in 2016. For the nine months ended September 30, 2017, payroll and insurance income increased $303,000, or 7.4%, from the same period in 2016. The increase for both periods in 2017 was primarily due to an increase in commissions on new insurance policies written.

Other noninterest income increased $830,000, or 34.0%, for the nine months ended September 30, 2017, compared to the same period in 2016. The increase in other noninterest income was primarily attributable to a $395,000 increase in gains on the sale of equipment finance loans and a $304,000 increase in the mark-to-market on interest rate swaps and hedged assets for the nine months ended September 30, 2017, compared to the same period in 2016.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2017 totaled $31.6 million, up $3.1 million from the same period in 2016. Noninterest expense for the nine months ended September 30, 2017 totaled $98.1 million, up $10.1 million from the same period in 2016.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Salaries and employee benefits	$21,457	$19,799	$65,426	$59,221
Occupancy and equipment	3,187	2,984	9,796	9,100
Data processing	2,587	2,097	7,608	6,383
Legal and professional fees	700	1,064	3,403	2,993
Merger-related expenses	135	135	2,742	454
Marketing	342	665	1,409	1,786
Federal deposit insurance premiums and other regulatory fees	407	441	1,202	1,556
Loan collection costs and OREO activity	181	(841)	(1,074)	(452)
Amortization of intangibles	701	513	2,094	1,586
Other	1,874	1,623	5,527	5,425
Total noninterest expense	$31,571	$28,480	$98,133	$88,052

Salaries and employee benefits expense increased $1.7 million, or 8.4%, and $6.2 million, or 10.5%, for the three and nine months ended September 30, 2017, respectively, from the same periods in 2016. The increase in salaries and employee benefits for the three and nine months ended September 30, 2017 was primarily attributable to $1.8 million and $5.7 million, respectively, related to our acquisitions of National Bank of Georgia and S Bank. The increases were also attributable to additional staff added in our Patriot Capital and SBA lending divisions.

Data processing expenses increased $490,000, or 23.4%, and increased $1.2 million, or 19.2%, for the three and nine months ended September 30, 2017, respectively, from the same periods in 2016. The increases in both periods were primarily attributable to data processing expenses that we incurred related to investments in our infrastructure and our acquisitions of National Bank of Georgia and S Bank. Legal and professional fees decreased $364,000, or 34.2%, for the three months ended September 30, 2017, from the same period in 2016. Legal and professional fees increased $410,000, or 13.7%, for the nine months ended September 30, 2017, from the same period in 2016. The increase for the nine months ended September 30, 2017 was largely due to a support system project which was completed during the first quarter of 2017.

Marketing expenses decreased $323,000, or 48.6%, and $377,000, or 21.1%, for the three and nine months ended September 30, 2017, respectively, from the same periods in 2016. The decreases in both periods were primarily related to the timing of marketing campaigns.

Loan collection costs and OREO activity, which are net of rental fees on OREO properties as well as gains and losses on OREO, increased $1.0 million for the three months ended September 30, 2017, compared to the same period in 2016. The increase was attributable to a $503,000 decrease in gains on sale of OREO, a $186,000 increase in loan collection and OREO expenses, and a $334,000 decrease in rental fees, as compared to the same period in 2016. For the nine months ended September 30, 2017, loan collection costs and OREO activity decreased $622,000, compared to the same period in 2016. The decrease was attributable to a $940,000 increase in net gains on sale of OREO, a $236,000 decrease in loan collection and OREO expenses, and a $556,000 decrease in rental fees, as compared to the same period in 2016. The decreases in rental fees for both periods were primarily due to the sale of two OREO properties during the first quarter of 2017.

Amortization of intangibles increased $188,000, or 36.6%, for the three months ended September 30, 2017 from the same period in 2016. Amortization of intangibles increased $508,000, or 32.0%, for the nine months ended September 30, 2017, compared to the same period in 2016. The increases in both periods were primarily related to intangibles recorded and amortized from our acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc. in the fourth quarter of 2016.

Merger-related expenses were $135,000 for the three months ended September 30, 2017 and 2016. Merger-related expenses were $2.7 million for the nine months ended September 30, 2017, compared to $454,000 for the same period in 2016. Merger-related expenses in 2017 were primarily attributable to our acquisitions and integrations of NBG Bancorp, Inc. and S Bankshares, Inc., and our acquisition of AloStar. These expenses include, among other things, liquidating damages from contract terminations, system conversion costs, severance, and professional fees.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The effective tax rate was 34.5% and 35.6% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate was 34.6% and 35.6% for the nine months ended September 30, 2017 and 2016, respectively.

Balance Sheet Review

General

At September 30, 2017, we had total assets of approximately $5.1 billion, consisting principally of $2.3 billion in net organic loans, $1.1 billion in net purchased non-credit impaired loans, $200.4 million in net purchased credit impaired loans, $978.6 million in investment securities and $282.2 million in cash and cash equivalents. Our liabilities at September 30, 2017 totaled $4.5 billion, consisting principally of $4.2 billion in deposits. At September 30, 2017, our shareholders' equity was $642.6 million.

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

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At September 30, 2017, we had $920.8 million in available-for-sale securities representing approximately 17.9% of total assets, compared to $847.2 million, or 20.1% of total assets, at December 31, 2016. The increase in available-for-sale securities of $73.6 million, or 8.7%, from December 31, 2016 to September 30, 2017, was primarily due to available-for-sale securities acquired in our acquisition of AloStar of $76.2 million, partially offset by paydowns on legacy securities. At September 30, 2017 and December 31, 2016, we had $57.9 million and $67.1 million, respectively, in held-to-maturity securities.

At September 30, 2017, $77.4 million, or 7.9%, of our investment securities were invested in securities of U.S. Government agencies, compared to $88.6 million, or 9.7%, at December 31, 2016. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At September 30, 2017, $602.9 million, or 61.6%, of our securities were invested in agency mortgage-backed securities, compared to $529.3 million, or 57.9%, at December 31, 2016. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At September 30, 2017, $127.1 million, or 13.0%, of our investment securities were invested in nonagency mortgage-backed securities, compared to $154.0 million, or 16.8%, at December 31, 2016. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At September 30, 2017, $47.7 million, or 4.9%, of our investment securities were invested in asset-backed securities, compared to $56.8 million, or 6.2%, at December 31, 2016. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The investment in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that could provide higher returns than other variable rate securities without adding significant risk. At September 30, 2017, $120.7 million, or 12.3%, of our investment securities were invested in corporate securities, compared to $85.2 million, or 9.3%, at December 31, 2016. Corporate securities currently consist of short duration debt and longer term financial institution subordinated debt securities. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our investment portfolio at the dates indicated (dollars in thousands):

	September 30, 2017		December 31, 2016
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$77,725	$77,375	$89,044	$88,649
States and political subdivisions	2,859	2,859	300	301
Residential mortgage-backed securities — nonagency	123,609	127,052	151,519	154,009
Residential mortgage-backed securities — agency	607,533	602,926	533,479	529,302
Corporate securities	108,874	110,551	74,793	74,917
Total investment securities available-for-sale	$920,600	$920,763	$849,135	$847,178

	September 30, 2017		December 31, 2016
Investment Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$47,681	$48,105	$56,804	$57,085
Corporate securities	10,186	10,500	10,259	10,350
Total investment securities available-for-sale	$57,867	$58,605	$67,063	$67,435

The following tables show contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Investment Securities Available-for-Sale	Distribution of Maturities (1)
September 30, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$2,495	$75,230	$—	$—	$77,725
States and political subdivisions	—	1,117	1,742	—	2,859
Residential mortgage-backed securities — nonagency	—	—	—	123,609	123,609
Residential mortgage-backed securities — agency	—	32,951	286,764	287,818	607,533
Corporate securities	17,775	75,215	14,000	1,884	108,874
Total debt securities	$20,270	$184,513	$302,506	$413,311	$920,600

Fair Value (1):
U.S. Government securities	$2,496	$74,879	$—	$—	$77,375
States and political subdivisions	—	1,117	1,742	—	2,859
Residential mortgage-backed securities — nonagency	—	—	—	127,052	127,052
Residential mortgage-backed securities — agency	—	32,747	284,321	285,858	602,926
Corporate securities	17,811	75,879	14,763	2,098	110,551
Total debt securities	$20,307	$184,622	$300,826	$415,008	$920,763

Weighted average yield (2):
Total debt securities	1.92%	2.01%	1.75%	2.70%	2.23%

Investment Securities Held-to-Maturity	Distribution of Maturities (1)
September 30, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$32,181	$15,500	$47,681
Corporate securities	—	—	10,186	—	10,186
Total debt securities	$—	$—	$42,367	$15,500	$57,867

Fair Value (1):
Asset-backed securities	$—	$—	$32,492	$15,613	$48,105
Corporate securities	—	—	10,500	—	10,500
Total debt securities	$—	$—	$42,992	$15,613	$58,605

Weighted average yield (2):
Total debt securities	—%	—%	4.08%	3.47%	3.92%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $3.5 billion and $2.8 billion at September 30, 2017 and December 31, 2016, respectively. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $214.1 million, or 10.2%, to $2.3 billion at September 30, 2017 from December 31, 2016. The $214.1 million increase was a result of strong economic conditions and traction in asset generating verticals. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards for organic loans.

Purchased Loans

Purchased non-credit impaired loans were $1.1 billion at September 30, 2017, up $501.1 million, or 89.0%, from December 31, 2016. The increase in purchased non-credit impaired loans from December 31, 2016 was primarily due to $641.0 million of purchased non-credit impaired loans, net of fair value adjustments, acquired in our acquisition of AloStar, partially offset by purchased non-credit impaired loans which were paid down or refinanced. Our purchased credit impaired loans increased $43.0 million, or 26.8%, to $203.7 million at September 30, 2017 from December 31, 2016. Our purchased credit impaired loans increased due to $77.6 million of purchased credit impaired loans, net of fair value adjustments, acquired in our acquisition of AloStar, partially offset by loans which were paid down, refinanced or charged-off.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2017					December 31, 2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$460,368	$30,670	$16,918	$507,956	14.2%	$500,018	$51,208	$16,537	$567,763	20.2%
Other commercial real estate	915,727	234,486	102,934	1,253,147	35.1%	754,790	209,531	60,742	1,025,063	36.4%
Total commercial real estate	1,376,095	265,156	119,852	1,761,103	49.3%	1,254,808	260,739	77,279	1,592,826	56.6%
Residential real estate	175,258	112,244	42,190	329,692	9.2%	144,295	144,596	54,507	343,398	12.2%
Owner-occupied real estate	261,784	125,438	26,210	413,432	11.6%	256,317	115,566	23,980	395,863	14.1%
Commercial, financial & agricultural	363,551	558,992	15,139	937,682	26.2%	327,381	36,206	4,533	368,120	13.1%
Leases	66,765	—	—	66,765	1.9%	71,724	—	—	71,724	2.5%
Consumer	61,200	2,647	269	64,116	1.8%	36,039	6,255	347	42,641	1.5%
Total gross loans receivable, net of deferred fees	2,304,653	1,064,477	203,660	3,572,790	100.0%	2,090,564	563,362	160,646	2,814,572	100.0%
Allowance for loan and lease losses	(22,709)	(900)	(3,233)	(26,842)		(21,086)	(439)	(5,073)	(26,598)
Total loans, net	$2,281,944	$1,063,577	$200,427	$3,545,948		$2,069,478	$562,923	$155,573	$2,787,974

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

At September 30, 2017, our total ALLL for the loan portfolio was $26.8 million, an increase of $244,000 compared to December 31, 2016. The ALLL reflected $3.0 million of net charge-offs and a $3.3 million provision for loan and lease losses on our total loan portfolio for the nine months ended September 30, 2017.

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

At September 30, 2017, our organic ALLL increased $1.6 million to $22.7 million, compared to $21.1 million at December 31, 2016. The increase in our organic ALLL at September 30, 2017 is largely from $3.3 million of provision for loan and lease losses charged to expense for the nine months ended September 30, 2017, primarily due to net charge-offs and organic loan growth. Net charge-offs on organic loans for the nine months ended September 30, 2017, decreased $1.0 million compared to the same period in 2016. The decrease in net charge-offs primarily related to one loan which was charged down in the second quarter of 2016.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At September 30, 2017, our purchased non-credit impaired ALLL was $900,000, an increase of $461,000, compared to December 31, 2016. The increase in the purchased non-credit impaired ALLL was due to continued seasoning of our earlier acquisitions' purchased non-credit impaired portfolios and an increase in the volume of purchased non-credit impaired loans from our recent acquisitions of National Bank of Georgia and S Bank.

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

At September 30, 2017, our purchased credit impaired ALLL was $3.2 million, compared to $5.1 million at December 31, 2016. The provision for loan and lease losses charged to expense for the nine months ended September 30, 2017 was negative $869,000, compared to negative $3.3 million for the same period in 2016. The decrease in purchased credit impaired ALLL was primarily due to net-charge offs during the period and successful resolution of certain relationships with prior impairment recognized. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at each applicable acquisition date, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

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

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Nine Months Ended September 30
	2017				2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$21,086	$439	$5,073	$26,598	$21,224	$53	$7,798	$29,075
Charge-offs:
Construction, land & land development	(187)	—	(14)	(201)	(2,125)	—	(681)	(2,806)
Other commercial real estate	(746)	(50)	(387)	(1,183)	—	—	(183)	(183)
Total commercial real estate	(933)	(50)	(401)	(1,384)	(2,125)	—	(864)	(2,989)
Residential real estate	(48)	(7)	(92)	(147)	(29)	(76)	(899)	(1,004)
Owner-occupied real estate	—	(80)	(452)	(532)	—	—	(298)	(298)
Commercial, financial & agricultural	(240)	(251)	(22)	(513)	(336)	(1)	(228)	(565)
Leases	(501)	—	—	(501)	(327)	—	—	(327)
Consumer	(266)	(9)	(4)	(279)	(41)	(3)	(56)	(100)
Total charge-offs	$(1,988)	$(397)	$(971)	$(3,356)	$(2,858)	$(80)	$(2,345)	$(5,283)
Recoveries:
Construction, land & land development	—	1	—	1	—	—	402	402
Other commercial real estate	—	—	—	—	—	—	1,879	1,879
Total commercial real estate	—	1	—	1	—	—	2,281	2,281
Residential real estate	9	5	—	14	5	45	400	450
Owner-occupied real estate	—	—	—	—	44	—	207	251
Commercial, financial & agricultural	71	32	—	103	130	—	233	363
Leases	176	—	—	176	9	—	—	9
Consumer	40	4	—	44	1	17	53	71
Total recoveries	$296	$42	$—	$338	$189	$62	$3,174	$3,425
Net (charge-offs) recoveries	(1,692)	(355)	(971)	(3,018)	(2,669)	(18)	829	(1,858)
Provision for loan and lease losses	3,315	816	(869)	3,262	3,181	115	(3,336)	(40)
Balance, at end of period	$22,709	$900	$3,233	$26,842	$21,736	$150	$5,291	$27,177
Allowance for loan and lease losses to loans	.99%	.08%	1.59%	.75%	1.07%	.08%	4.17%	1.16%
Ratio of net charge-offs (recoveries) to average loans outstanding	.10%	.10%	.91%	.14%	.18%	.01%	(.82)%	.11%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$4,438	12.9%	$5,705	17.8%
Other commercial real estate	8,622	25.6%	6,062	26.8%
Total commercial real estate	13,060	38.5%	11,767	44.6%
Residential real estate	1,976	4.9%	1,786	5.1%
Owner-occupied real estate	2,410	7.3%	2,239	9.1%
Commercial, financial & agricultural	3,682	10.2%	4,093	11.6%
Leases	696	1.9%	655	2.5%
Consumer	885	1.7%	546	1.3%
Total allowance for organic loans	$22,709	64.5%	$21,086	74.2%

Purchased Non-credit Impaired loans
Construction, land & land development	$131	0.8%	$88	1.8%
Other commercial real estate	58	6.6%	—	7.4%
Total commercial real estate	189	7.4%	88	9.2%
Residential real estate	460	3.1%	72	5.1%
Owner-occupied real estate	220	3.6%	44	4.1%
Commercial, financial & agricultural	28	15.6%	235	1.3%
Consumer	3	0.1%	—	0.2%
Total allowance for purchased non-credit impaired loans	$900	29.8%	$439	19.9%

Purchased Credit Impaired loans
Construction, land & land development	$569	0.5%	$754	0.6%
Other commercial real estate	888	2.9%	1,429	2.2%
Total commercial real estate	1,457	3.4%	2,183	2.8%
Residential real estate	1,228	1.2%	1,196	2.0%
Owner-occupied real estate	498	0.7%	1,655	0.9%
Commercial, financial & agricultural	36	0.4%	38	0.2%
Consumer	14	—%	1	—%
Total allowance for purchased credit impaired loans	$3,233	5.7%	$5,073	5.9%
Total allowance for loan and lease losses	$26,842	100.0%	$26,598	100.0%
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

Non purchased credit impaired loans 1) $500,000 or greater or 2) less than $500,000 and 180 days past due or greater that have been placed on nonaccrual are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. The majority of these loans are on nonaccrual are collateral dependent and, therefore, are valued using the fair value of collateral method. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At September 30, 2017, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose are transferred into OREO at the lower of their carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At September 30, 2017, OREO totaled $1.3 million, a decrease of $9.6 million from December 31, 2016. The decrease is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $1.3 million, offset by $10.1 million in sales of OREO.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2017				December 31, 2016
Nonperforming Assets	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total
Nonaccrual loans	$5,482	$5,615	$—	$11,097	$6,234	$3,381	$—	$9,615
Accruing TDRs	—	—	—	—	—	—	—	—
Total nonperforming loans	5,482	5,615	—	11,097	6,234	3,381	—	9,615
Other real estate owned	—	—	1,271	1,271	282	—	10,615	10,897
Total nonperforming assets	$5,482	$5,615	$1,271	$12,368	$6,516	$3,381	$10,615	$20,512
Nonperforming loans to total loans	.24%	.53%	—%	.31%	.30%	.60%	—%	.34%
Nonperforming assets to total loans and other real estate owned	.24%	.53%	.62%	.35%	.31%	.60%	6.20%	.73%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $12.4 million, or .3%, of total loans and other real estate owned at September 30, 2017, compared to $20.5 million, or .7%, at December 31, 2016. The $8.1 million decrease in nonperforming assets is primarily related to a decrease of $9.6 million in OREO, partially offset by an increase of $1.5 million in nonaccrual loans.

At September 30, 2017 and December 31, 2016, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing. At September 30, 2017 and December 31, 2016, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $922,000 for the nine months ended September 30, 2017. Interest income recognized on organic and purchased non-credit impaired nonaccrual loans totaled $1,000 during the nine months ended September 30, 2017.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans not included in the nonperforming assets table above, consist of accruing, non-TDR organic and purchased non-credit impaired loans rated "Substandard" or "Doubtful," and totaled $6.0 million, or .2%, of total organic and purchased non-credit impaired loans outstanding at September 30, 2017, compared to $1.9 million, or .1%, at December 31, 2016.

Deferred Tax Asset

At September 30, 2017, we had $32.5 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $108.8 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income. Additionally, a substantial reduction in tax rate would immediately reduce the value of our deferred tax assets in the period enacted.

Deposits

Total deposits at September 30, 2017 were $4.2 billion, an increase of $809.9 million from December 31, 2016. The increase was largely due to $705.6 million of deposits assumed in our acquisition of AloStar and organic growth within our existing markets. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Additionally, we regard our deposits as an important part of our overall client relationship, that provide us with opportunities to cross sell other services.

The overall deposit mix remained favorable through September 30, 2017, as we grew our noninterest-bearing deposits to $1.2 billion, representing 27.8% of total deposits. Average noninterest-bearing deposits increased $133.0 million, or 15.7%, for the nine months ended September 30, 2017 compared to the same period in 2016.

Our interest-bearing transaction accounts decreased $45.2 million from December 31, 2016 to September 30, 2017. The decrease was primarily due to reduction in public fund balances compared to December 31, 2016. Interest-bearing deposits in savings and money market accounts increased $388.1 million from December 31, 2016, primarily resulting from $293.6 million in deposits assumed in our acquisition of AloStar and a small number of new relationships. Time deposits, excluding brokered and wholesale, increased $264.6 million during the nine months ended September 30, 2017 primarily due to time deposits of $305.4 million assumed in our acquisition of AloStar, partially offset by the maturity of certain time deposits opened during a marketing campaign featuring special rates during the fourth quarter of 2015 and first quarter of 2016.

Growth in money market deposits, which offset the decline in interest-bearing transaction accounts, resulted in an average cost of funds of 38 basis points for the nine months ended September 30, 2017, up six basis points from the nine months ended September 30, 2016.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$1,179,698	27.8%	$984,419	28.7%
Interest-bearing transaction accounts	619,156	14.6%	664,350	19.4%
Savings and money market deposits	1,680,922	39.6%	1,292,867	37.7%
Time deposits	731,416	17.3%	466,849	13.6%
Brokered and wholesale time deposits	29,893.7%		22,680.6%
Total deposits	$4,241,085	100.0%	$3,431,165	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Nine Months Ended September 30
	2017		2016
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$977,390	—%	$844,419	—%
Interest-bearing transaction accounts	589,189.12%		528,669.12%
Savings and money market deposits	1,384,243.61%		1,064,999.53%
Time deposits	438,025.71%		395,765.62%
Brokered and wholesale time deposits	36,093	1.05%	30,978	1.04%
Total deposits	$3,424,940		$2,864,830

FHLB Borrowings

We had no FHLB borrowings at September 30, 2017 and $47.0 million of FHLB borrowings at December 31, 2016. We use short-term FHLB borrowings as part of our liquidity management strategy. The decrease in FHLB borrowings was attributable to deposit growth, which outpaced asset growth during the period.

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At September 30, 2017, shareholders' equity was $642.6 million, or 12.5% of total assets, compared to $613.6 million, or 14.5% of total assets, at December 31, 2016. The primary factors affecting changes in shareholders' equity was our net income, offset by dividends declared during the nine months ended September 30, 2017.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the both September 30, 2017 and December 31, 2016 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
CET1 capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At September 30, 2017 and December 31, 2016, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	September 30, 2017	December 31, 2016
Company
Tier 1 leverage ratio	13.37%	14.90%
CET1 capital ratio	12.21	14.78
Tier 1 risk-based capital ratio	12.21	14.78
Total risk-based capital ratio	12.81	15.52

State Bank
Tier 1 leverage ratio	11.60%	13.18%
CET1 capital ratio	10.62	13.06
Tier 1 risk-based capital ratio	10.62	13.06
Total risk-based capital ratio	11.23	13.81

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. During the quarter ended September 30, 2017, State Bank declared and paid no dividends to the Company. At September 30, 2017, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At September 30, 2017, the Company had $60.7 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

We currently have a level of capitalization that will support significant growth, and the long-term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions, as well as acquisitions that would complement or expand our present product capabilities, such as our recent acquisition of AloStar. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend and/or repurchasing shares (including purchases under the repurchase plan we announced on February 11, 2016, which the Company extended for an additional year on February 10, 2017).

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At September 30, 2017, unfunded commitments to extend credit were $953.6 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction, commercial lines of credit and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At September 30, 2017, there were commitments totaling approximately $16.9 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
September 30, 2017	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$764,162	$557,365	$183,265	$23,501	$31
Operating lease obligations	21,711	4,724	6,640	6,071	4,276
Total contractual obligations	$785,873	$562,089	$189,905	$29,572	$4,307

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

At September 30, 2017, our liquid assets, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $282.2 million, or 5.5% of total assets, compared to $149.6 million, or 3.5% of total assets, at December 31, 2016. The increase in our liquid assets was primarily due to cash acquired in our acquisition of AloStar. Our available-for-sale securities at September 30, 2017 were $920.8 million, or 17.9% of total assets, compared to $847.2 million, or 20.1% of total assets, at December 31, 2016. Investment securities with an aggregate fair value of $408.9 million and $368.3 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements. The decrease in our unpledged securities was due to increases in public funds, partially offset by a decrease in repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2017, customer deposits, excluding brokered deposits and time deposits greater than $250,000, were 114.4% of net loans, compared with 119.7% at December 31, 2016. We maintain eight federal funds lines of credit with correspondent banks totaling $175.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2017, we had no advances from the FHLB and a remaining credit availability of $180.4 million. In addition, we maintain a $504.5 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we seek to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At September 30, 2017, we had interest rate swaps and caps with aggregate notional amounts of $157.8 million and $200.0 million, respectively. The fair value of the derivative financial assets designated as hedging instruments was $1.5 million at September 30, 2017, compared to $1.8 million at December 31, 2016. The fair value of the derivative financial liabilities designated as hedging instruments was $387,000 at September 30, 2017, compared to $641,000 at December 31, 2016. The change in the values of our derivatives was directly related to changes in the index rates. Note 9 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2017. Based on the simulation run at September 30, 2017, annual net interest income would be expected to increase approximately 7.29%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 14.48%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 9.19%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The increase in asset sensitivity at September 30, 2017 was primarily due to State Bank's acquisition of AloStar, which added a large floating rate loan portfolio, as well as an increase in longer duration deposits, specifically noninterest-bearing deposits and CDs.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	September 30, 2017	December 31, 2016
+200	14.48%	12.73%
+100	7.29	6.02
-100	(9.19)	(6.07)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of September 30, 2017, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Company Common Stock

The following table provides information regarding the Company's repurchases of its common stock during the three months ended September 30, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Repurchases from July 1, 2017 - July 31, 2017 (1)	793	$26.09	—	1,229,285
Repurchases from August 1, 2017 - August 31, 2017	—	—	—	1,229,285
Repurchases from September 1, 2017 - September 30, 2017 (1)	31,209	27.79	—	1,229,285
Total	32,002	$27.75	—	1,229,285

(1) Represents shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2) On February 10, 2016, the board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purpose of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The trading plan expires on the earlier of (a) the first anniversary of the trading plan, (b) the date on which the maximum aggregate number of shares authorized to be repurchased has been repurchased, or (c) after written notice by the broker or the Company as specified in the trading plan. To date, 270,715 shares have been repurchased and 1,229,285 shares may still be repurchased by the Company under the plan. No shares were repurchased under the plan for the three months ended September 30, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

November 3, 2017	By:	/s/ J. Thomas Wiley, Jr.
J. Thomas Wiley, Jr.
Chief Executive Officer (Principal Executive Officer)

November 3, 2017	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.