Form 10-K
period 2017-12-31
STATE BANK FINANCIAL CORP
filed 2018-02-23
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by nonaffiliates of the registrant was approximately $1.0 billion.

The number of shares outstanding of the registrant’s common stock, as of February 22, 2018 was 39,012,378.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement relating to the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "plan" and "estimate," as well as similar expressions. These forward-looking statements include statements related to our strategic plans to continue organic growth and pursue other strategic opportunities, such as acquisitions, that our direct banking strategy will assist us in obtaining the deposits from local customers, our expectations regarding growth in our markets, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation that our total risk-weighted assets will increase, our belief that our recorded deferred tax assets are fully recoverable, our expected effective income tax rate in 2018, our expected dividend capacity in 2018, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.

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

PART I

Item 1.    Description of Business.

General Overview

State Bank Financial Corporation (the "Company") is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company (the "Bank" or "State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005. Between July 24, 2009 and December 31, 2017, we successfully completed 17 bank acquisitions totaling $6.0 billion in assets and $5.2 billion in deposits. State Bank principally operates through 32 full-service branches throughout seven of Georgia's eight largest metropolitan statistical areas, or MSAs.

 In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank. Additionally, we refer to each of the financial institutions we have acquired collectively as the "Acquired Banks."

As a result of our acquisitions, we have transformed from a small community bank to a much larger commercial bank. We offer a variety of community banking services to individuals and businesses within our markets. Our product lines include loans to small and medium-sized businesses, lender finance loans, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans and a variety of commercial and consumer demand, savings and time deposit products. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a network of ATMs for our customers. In addition to the banking services noted above, we offer payroll and insurance services, through Altera Payroll and Insurance, a division of State Bank, to small and medium-size businesses. These services include fully automated human resources information system, payroll, benefits and labor management.

At December 31, 2017, our total assets were approximately $5.0 billion, our total loans receivable were approximately $3.5 billion, our total deposits were approximately $4.2 billion and our total shareholders' equity was approximately $641.6 million. The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326. State Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210.

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

Concurrent with each of our failed bank acquisitions, we entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned. Historically, we have referred to loans subject to loss share agreements with the FDIC as “covered loans” and loans that were not subject to loss share agreements with the FDIC as “noncovered loans.” However, with the early termination of all of our loss share agreements as discussed below, we now segregate our loan portfolio into the following three categories:

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

 On October 1, 2014, we closed on our acquisition of Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta. Atlanta Bancorporation, Inc. was immediately merged into the Company followed by the merger of Bank of Atlanta with and into State Bank. We paid approximately $25.2 million in cash for all of the outstanding shares of Atlanta Bancorporation. With the acquisition of Bank of Atlanta, we acquired one branch in midtown Atlanta and one branch in Duluth, Georgia. Shortly after the acquisition, our existing midtown Atlanta branch was closed and merged into Bank of Atlanta's midtown Atlanta branch.

On January 1, 2015, we completed our merger with Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia ("First Bank"). We paid approximately $88.9 million for all of the outstanding shares of Georgia-Carolina Bancshares, Inc. consisting of $31.8 million in cash and $57.0 million of our common stock. Immediately following the merger, First Bank, a Georgia state-chartered bank, became a wholly-owned subsidiary bank of the Company. With the acquisition of First Bank, we acquired three branches in Augusta, Georgia, two branches in Martinez, Georgia, one branch in Evans, Georgia and one branch in Thomson, Georgia. Additionally with the First Bank acquisition, we acquired four mortgage origination offices in Aiken, South Carolina; Augusta, Georgia; Savannah, Georgia and Pooler, Georgia. On July 24, 2015, First Bank merged with and into State Bank.

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

On September 30, 2017, we completed our acquisition of AloStar Bank of Commerce ("AloStar"), an Alabama banking corporation. State Bank Interim Corp., a wholly-owned subsidiary of State Bank, merged with and into AloStar with AloStar as the surviving bank and immediately thereafter, AloStar merged with and into State Bank, with State Bank as the surviving bank. We paid approximately $195.0 million in cash for all of the outstanding shares of AloStar. With the acquisition of AloStar, we acquired banking operations in Atlanta, Georgia and one branch in Birmingham, Alabama, which was closed on January 31, 2018.

Strategic Plan

As a result of our 12 FDIC-assisted acquisitions since July 2009, and the fair value discounts associated with each such acquisition, we anticipate that the realization of accretable discounts on the loans that we purchased will continue to be a material contributor to earnings over the next two years. (See below "Lending Activities-General" for an explanation of "accretable discounts"). We also plan to continue growing our loan portfolio organically over the coming year and to add additional clients to our cash management and payments business, including our payroll processing services. For the year ended December 31, 2017, we had organic loan growth of $275.3 million, or 13.2%, from 2016.

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

Our Market Area

Our primary market areas are Metropolitan Atlanta, Middle Georgia (including Macon), Greater Savannah, Athens, Gainesville and Augusta, Georgia. At December 31, 2017, we operated 32 full-service banking offices in the following counties in Georgia: Bibb, Chatham, Clarke, Cobb, Columbia, Dooly, Fulton, Gwinnett, Hall, Houston, Jones, Liberty, McDuffie, Richmond and Tattnall. We also operated a full-service banking office in Birmingham, Alabama which was closed on January 31, 2018.

The following table shows key deposit and demographic information about our market areas and our presence in these markets:

	State Bank and Trust Company			Total Market Area
	2017 State Bank Deposits in Market ($000) (1)	2017 Total Market Share (1)	2017 Rank in Market (1)	2017 Total Deposits in Market Area ($000) (1)	2017 Population (2)	2018-2023 Projected Population Growth (2)	2017 Median Household Income (2)	2018-2023 Projected Growth in Household Income (2)
Metro Atlanta
Cobb	$118,565.88%		19	$13,397,208	762,551	6.12%	$74,889	11.70%
Fulton	1,084,242	1.14	10	94,758,468	1,044,957	6.64	65,264	9.05
Gwinnett	68,321.42		28	16,090,530	931,265	7.43	67,759	8.62
Middle Georgia
Bibb	913,054	30.98	1	2,947,408	151,786.44		41,611	8.76
Dooly	28,095	21.34	3	131,665	13,510	(2.65)	30,458	2.00
Houston	268,293	18.92	2	1,418,324	154,611	5.75	58,273	6.19
Jones	147,431	49.83	1	295,872	28,580	1.57	56,501	4.93
Augusta
Columbia	148,274	6.84	6	2,167,303	153,044	8.97	81,286	10.60
McDuffie	66,753	20.17	2	331,013	21,435.99		39,816	5.87
Richmond	237,229	7.01	5	3,382,162	201,897	2.16	43,623	12.26
Greater Savannah
Chatham	11,520.18		19	6,362,858	293,988	5.88	53,711	8.67
Liberty	21,645	4.97	4	435,250	61,788	(.40)	41,664	3.29
Tattnall	55,409	17.83	3	310,726	24,973	0.73	36,840	7.75
Athens/Gainesville
Clarke	253,217	7.45	6	3,397,094	126,699	5.44	32,943	4.48
Hall	92,012	2.62	11	3,517,574	201,146	6.65	60,930	11.88
Correspondent/Internet (3)
Correspondent/Internet	703,912	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1) Source: S&P Global Market Intelligence. This data is as of June 30, 2017 and the market information includes only retail branches for banks, thrifts, and savings banks and does not include credit unions.
(2) Source: Nielsen, as provided by S&P Global Market Intelligence. Demographic data is provided by Nielsen, based primarily on U.S. Census data. For non-census year data, Nielsen uses samples and projections to estimate the demographic data.
(3) Reflects new deposit lines of business assumed in our acquisitions of AloStar on September 30, 2017. Deposit data reflects deposits held by AloStar as of June 30, 2017.

Competition

The banking business is highly competitive, and we experience competition in our market areas from many other financial institutions. We offer a competitive suite of products coupled with personalized service. Delivery of customized product sets specifically designed to meet the needs of middle market businesses give us a competitive advantage with our target customers. Competition among financial institutions is based on interest rates offered on deposit accounts, structure, terms and interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of products and services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer and commercial finance companies, securities brokerage firms, insurance companies, as well as super-regional, national and international financial institutions that operate in our market areas and elsewhere. In addition, we compete with payroll processing businesses in providing payroll services.

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

Lending Activities

General

We offer a range of lending services, including commercial and residential real estate mortgage loans, real estate construction loans, commercial and industrial loans, agriculture and consumer loans. Our customers are generally individuals, owner-managed businesses, farmers, professionals, real estate investors, other lenders, home builders, counties and municipalities within our market areas. We also offer equipment finance agreements, certain Small Business Administration loan programs, asset-based lending, and lender finance loans to customers nationally. At December 31, 2017, we had net total loans of $3.5 billion, representing 74.7% of our total earning assets.

We recorded the loans we acquired in each of our acquisitions at their estimated fair values on the date of each acquisition. We calculated the fair value of loans by discounting scheduled cash flows through the estimated maturity date of the loan, using estimated market discount rates that reflect the credit risk inherent in the loan. We refer to the excess cash flows expected at acquisition over the estimated fair value as the "accretable discount." The accretable discount for purchased non-credit impaired loans and purchased credit impaired loans is recognized as interest income and accretion income, respectively, over the remaining life of the loan. The "nonaccretable discount" is the difference, calculated at acquisition, between contractually required payments and the cash flows expected to be collected. We re-estimate our cash flow expectations for purchased credit impaired loans on a quarterly basis, which involves estimates of expected cash flows and significant judgment on timing of loan resolution. If our assumptions prove to be incorrect, our current allowance for loan and lease losses may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.

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

•
Other Commercial Real Estate Loans.   At December 31, 2017, other commercial real estate loans amounted to $1.3 billion, or 35.5%, of our loan portfolio. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each loan on an individual basis and attempt to determine the business risks and credit profile of each borrower.

•
Residential Real Estate Loans.  We generally originate and hold certain first mortgage and traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. We also originate fixed and adjustable rate residential real estate loans with terms of up to 30 years for third-party investors. At December 31, 2017, residential real estate loans amounted to $333.1 million, or 9.4%, of our loan portfolio, of which home equity loans totaled $89.0 million, or 26.7%, of the residential real estate loan portfolio.

•
Owner-Occupied Real Estate Loans.  At December 31, 2017, owner-occupied real estate loans amounted to $399.4 million, or 11.3%, of our loan portfolio. These loans are underwritten based on the borrower’s ability to service the debt from income from the business, as cash flow from the business is considered the primary source of repayment.

Real Estate Construction and Development Loans

At December 31, 2017, real estate construction and development loans amounted to $452.0 million, or 12.8%, of our loan portfolio. We offer fixed and adjustable rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the subsequent leasing and/or sale of the property. Specific risks include, among others:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	a downturn in the real estate market;

•	rising interest rates which may prevent sale of the property; and

•	failure to lease or sell completed projects in a timely manner.

We attempt to reduce the risks associated with construction and development loans by obtaining personal guarantees, as appropriate, monitoring the construction process, and by keeping the loan-to-value ratio of the completed project within regulations as promulgated by both the FDIC and the Georgia Department of Banking and Finance, subject to internal tolerance limits for exceptions.

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

We make commercial land loans to commercial entities for the purpose of financing land on which to build a commercial project. These loans are for projects that typically involve single and multi-use commercial buildings.

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

Commercial, Financial and Agricultural

At December 31, 2017, commercial, financial and agricultural loans amounted to $973.4 million, or 27.6%, of our total loan portfolio. We make loans for commercial purposes in various lines of businesses, including the manufacturing, professional service, and crop production industries. Commercial, financial and agricultural loans also include loans to states and political subdivisions and equipment finance agreements originated through Patriot Capital, a division of State Bank. While these loans may have real estate as partial collateral, many are secured by various other assets of the borrower including but not limited to accounts receivable, inventory, furniture, fixtures, and equipment. Our underwriting and management of the credit take into consideration the fluid nature of receivables and inventory collateral, where appropriate. Our repayment analysis includes a consideration of the cash conversion cycle, historical cash flow coverage, the predictability of future cash flows, together with the overall capitalization of the borrower. We also participate in loan syndications of senior secured commercial loans either directly with the lead bank or through purchases in the secondary market. These loans are primarily to large publicly traded companies throughout the United States and are secured by all assets of the issuing company. These loans are underwritten to the same standards as our organic portfolio.

Commercial, financial and agricultural loans also include asset-based loans and lender finance loans. Asset-based loans are offered nationally to borrowers for working capital and are typically secured by certain business assets, which includes accounts receivable, inventory, machinery and equipment. These loans carry adjustable interest rates and typically have terms of 3 years.

Collateral securing asset-based loans is heavily monitored and is recalculated daily. Cash receipts of the borrower are received through a lockbox service and applied directly to the loan. Lender finance loans are loans to private lenders throughout the United States used to purchase finance receivables or extend finance receivables to the underlying borrowers and are secured primarily by the finance receivables owed to our borrowers. These loans are typically revolving lines of credit with variable interest rates and terms of 3 to 5 years.

Leases

At December 31, 2017 leases amounted to $52.4 million, or 1.5%, of our loan portfolio. Leases include purchased commercial, business purpose and municipal leases. For purchased leases, the stream of payments and a first security interest in the collateral is assigned to us. Our lease funding is based on a present value of the lease payments at a discounted interest rate, which is determined based on the credit quality of the lessee, the term of the lease compared to expected useful life, and the type of collateral. Types of collateral include, but are not limited to, medical equipment, rolling stock, franchise restaurant equipment and hardware/software. Servicing of purchased leases is primarily retained by the loan originator, as well as ownership of all residuals, if applicable. Lease financing is underwritten by our Specialized Finance Group using similar underwriting standards as would be applied to a secured commercial loan requesting high loan-to-value financing. Risks that are involved with lease financing receivables include credit underwriting and borrower industry concentrations.

Consumer

At December 31, 2017, consumer loans amounted to $66.9 million, or 1.9%, of our loan portfolio. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. We underwrite consumer loans based on the borrower's income, current debt level, personal financial statement composition, past credit and performance history and the availability and value of collateral. Consumer loan interest rates are both fixed and variable. Although we typically require monthly payments of interest and a portion of the principal on our loan products, we may offer consumer loans with a single maturity date when a specific source of repayment is available. Consumer loans not secured by real estate are generally considered to have higher risk because they may be unsecured, or, if they are secured, the value of the collateral may be more difficult to assess, more likely to decrease in value, and is more difficult to control, than real estate. During 2015, we began emphasizing the underwriting of consumer loans secured by cash value life insurance policies which we believe presents a lower collateral risk than other non-real estate secured consumer loans. We also purchase pools of retail installment contracts which are underwritten by our Specialized Finance Group. Servicing of purchased retail installment contracts is primarily retained by the loan originator.

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

Our loan approval policy generally provides for all consumer and commercial relationship exposures less than $500,000 to be handled through a centralized underwriting group. We also have specific officer lending limits entrusted to senior sales leadership. Approval concurrence from experienced credit risk managers is required as the size of the transaction increases. Loans underwritten outside of our Centralized Underwriting Group are required to be post reported to our Loan Committees. Our Loan Committees include the Enterprise Risk Officer, President of State Bank, Chief Credit Officer, Senior Credit Officer, Regional Credit Officers, Director of Credit Administration, Retail/Business Banking Credit Manager and Director of the Commercial Financial Group. State Bank maintains an internal single borrower lending limit of $20.0 million and no more than $5.0 million may be unsecured. Internal policy has established lending authority up to $40.0 million for any relationship, of which no more than $10.0 million may be unsecured. During Credit Steering Committee meetings, loans with either (i) single transaction exposure (STE) greater than $10.0 million, (ii) non-real estate secured with STE greater than $5.0 million, (iii) Patriot Capital loans with STE greater than $500,000, (iv) SBA loans with gross STE greater than $2.0 million, (v) STE loans greater than $2.5 million with total credit exposure greater than $25.0 million or (vi) unsecured exposure greater than $1.0 million are post reported to our executive officers.

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

Credit Administration and Loan Review

Organic loans are rated at inception according to our credit grading system. Purchased credit impaired loans and purchased non-credit impaired loans are rated at acquisition date. Purchased non-credit impaired loans are subsequently managed and monitored in the same manner as organic loans. The credit rating for consumer loans and commercial loans with relationship debt less than $500,000 is generally determined by our Centralized Underwriting group. The credit rating for commercial loans is recommended by the relationship manager and ultimately determined by the applicable approval authority of the loan. It is the responsibility of the relationship manager to assess the accuracy of the credit ratings assigned to relationships with total credit exposure greater than $100,000 on a quarterly basis. The credit rating on loans less than $100,000 will remain unchanged unless the loan is part of a larger relationship or payment issues arise. As such, the primary review mechanism for managing these loans is the past due report. In our quarterly analysis of the allowance for loan and lease losses on organic and purchased non-credit impaired loans, loans that are less than $100,000 and are over 60 days past due are reclassified and are treated as substandard and are reserved for as a homogeneous pool, subject to the appropriate loss factor. A reassessment of a loan's credit rating may also be triggered by the noncompliance with financial or reporting covenants, review of financial information, or changes in the primary collateral securing the loan.

Our Credit Administration and Risk Departments assess portfolio trends, concentration risk, and other loan portfolio measurements to gauge the systemic risk that may be inherent in our lending practices and procedures. Our loan review activity is primarily coordinated by the Internal Loan Review Department. Our internal loan review is risk-based, concentrating on those areas with the highest perceived risk. For the year ended December 31, 2017, loans reviewed totaled $1.2 billion, representing 32.9% of recorded investment balances at year-end. The objective of each review was to assess the accuracy of our internal risk ratings; adherence to applicable regulations and bank policies; documentation exceptions; and potential loan administration deficiencies.
Lending Limits

Our lending activities are subject to a variety of lending limits imposed by federal and state law. In general, State Bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus, or 25% if the loan is fully secured. This limit increases or decreases as the bank's capital increases or decreases. Based upon the capitalization of State Bank at December 31, 2017, our legal lending limits were approximately $76.5 million (15%) and $127.5 million (25%), and we maintained a relationship internal lending limit of $10.0 million (if unsecured) and $40.0 million (if secured). We may seek to sell participations in our larger loans to other financial institutions, which will allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of these limits.

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

Deposit Products

We offer a full range of deposit products and services that are typically available in most banks and savings institutions, including checking accounts, commercial operating accounts, savings and money market accounts, individual retirement accounts and short-term to longer-term certificates of deposit. Transaction accounts and certificates of deposit are tailored to and offered at rates competitive to those offered in our primary market areas. We solicit accounts from individuals, businesses, associations, organizations and governmental authorities. We believe that our direct banking strategy will assist us in obtaining deposits from local customers in the future. We also offer certain accounts online at rates competitive to those offered by other online institutions.

Correspondent Banking

We offer a full slate of correspondent banking products to financial institutions across the nation, including liquidity management, Fed Funds accommodations, wholesale mortgage services and commercial real estate loan participations. We previously offered clearing services and exited that offering in the first quarter of 2018.

Treasury Management Services

We provide advanced treasury management tools and payment solutions to commercial customers. We have embraced market payment solutions to initiate deeper core operating relationships in targeted segments and industry verticals. Payment solutions for funds collection and concentration services include ACH origination, Electronic Bill Presentment and Payment (EBPP), Remote Deposit Capture, Remote Cash Deposit, retail and wholesale lockbox, and wire services. Our cash management accounts include enhanced analysis with complex grouping structures, targeted balance sweeps, zero balance accounts, and multiple entity grouping. Our disbursement services include ACH origination, wire services, enhanced on-line bill pay, person-to-person payments and bank-to-bank transfers. Our enhanced fraud controls include Positive Pay, ACH Decisioning, and IBM® Security Trusteer Rapport® malware protection. Our on-line cash management systems can be controlled and managed from multiple locations, through multiple access devices including mobile and desktop with around-the-clock access.

Payroll Services

In October 2012, we acquired substantially all of the assets of Altera Payroll, Inc., a payroll services company. The acquisition diversified our revenue beyond existing business lines and complements our other commercial banking services. Altera Payroll and Insurance, formed from the Altera Payroll acquisition, operates as a division of State Bank, in partnership with treasury services, to provide payroll services, human resources services, payroll cards and employee health insurance. Altera Payroll and Insurance also provides property and casualty insurance, employer liability insurance and workman's compensation through licensed insurance agents.

Employees

At December 31, 2017, we had 829 employees on a full-time equivalent basis.

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

SUPERVISION AND REGULATION

State Bank Financial Corporation and our subsidiary bank, State Bank, are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic conditions or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all of the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Legislative and Regulatory Initiatives to Address the Financial Crisis

Although the financial crisis has now passed, two notable legislative and regulatory responses - the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III-based capital rules - will continue to have an impact on our operations.

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

At December 31, 2017, State Bank's regulatory capital surpassed the levels required to be considered "well capitalized."

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

Financial Subsidiaries

Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates. State Bank has no financial subsidiaries.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary policies of the United States Government and its agencies. The Federal Open Market Committee's monetary policies have had, and are likely to continue to have, an important effect on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in monetary policies. In 2017, the Federal Open Market Committee raised the target range for the federal funds rate by 25 basis points three times, and indicated the potential for further gradual increases in the federal funds rate depending on the economic outlook.

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

The Dodd-Frank Act required the federal banking agencies, the SEC, and certain other federal agencies to jointly issue a regulation on incentive compensation. The agencies proposed such a rule in 2011, which reflected the 2010 guidance. However, the 2011 proposal was replaced with a new proposed rule in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting, and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of December 31, 2017.

Commercial Real Estate Guidance
In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Guidance”). In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease commercial real estate underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to commercial real estate lending activities and concentrations going forward. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices,” which stated that an institution is potentially exposed to significant commercial real estate concentration risk, and should employ enhanced risk management practices, where (1) total reported loans for construction, land development, and other land represent 100% or more of the institution's total capital; or (2) total commercial real estate loans represent 300% or more of the institution's total capital and the outstanding balance of such institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve Board increased the target range for the federal funds rate by 25 basis points in

December 2017 and indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.

The geographic concentration of our core markets in Georgia makes our business highly susceptible to a downturn in the local economy and depressed banking markets, which could materially and adversely affect us.

Unlike larger financial institutions that are more geographically diversified, our banking franchise is concentrated in Georgia. At December 31, 2017, approximately 64.6% of our loans were to borrowers located in Georgia. A deterioration in economic conditions in the loan or residential or commercial real estate markets in our Georgia market areas could have a material adverse effect on the quality of our loan portfolio, the demand for our products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population, employment or income growth in one of our core markets is negative or slower than projected, income levels, deposits and real estate development could be adversely impacted and we could be materially and adversely affected.

An adverse change in real estate market values may result in losses and otherwise adversely affect our profitability.

At December 31, 2017, approximately 69.1% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The real estate collateral in each loan provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. At December 31, 2017, approximately 48.3% of our loan portfolio consists of loans secured by commercial real estate, comprising $1.7 billion of total loans.

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

 We must effectively manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risk relating to the value of collateral. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting customers and the quality of our loan portfolio, may result in loan defaults foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan and lease losses, each of which could adversely affect our net income. As a result, our inability to manage credit risk could have a material adverse effect on our business, financial condition, or results of operations.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

A substantial part of our historical growth has been a result of acquisitions of other financial institutions and we intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost. If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including obtaining certain bank regulatory approvals, which may involve time-consuming applications and discussions with regulators and which ultimately may not be granted. Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated. As our purchased credit impaired loan portfolio, which produces substantially higher yields than our organic and purchased non-credit impaired loan portfolios, is paid down, we expect downward pressure on our income. For the year ended December 31, 2017, we recognized $34.1 million of accretion income, or 16.4% of our total interest income for the year, from the realization of accretable discounts on our purchased credit impaired loans. If we are unable to replace our purchased credit impaired loans and the related accretion with a significantly higher level of new performing loans and other earning assets due to our inability to identify attractive acquisition opportunities, a decline in loan demand, competition from other financial institutions in our markets, stagnation or deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

Our strategic growth plan contemplates additional acquisitions, which could expose us to additional risks.

Our strategic growth plans contemplate additional organic growth and potential growth through additional acquisitions. To the extent that we are unable to increase loans through organic loan growth, or to identify and consummate attractive acquisitions, we may be unable to successfully implement our growth strategy, which could materially and adversely affect our financial condition and earnings.

We routinely evaluate opportunities to acquire additional financial institutions. As a result, we regularly engage in discussions or negotiations that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short- and long-term liquidity.

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

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	incurring time and expense required to integrate the operations and personnel of the combined businesses, creating an adverse short-term effect on results of operations; and

•	losing key employees and customers as a result of an acquisition.

In addition, we may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;

•	identify and expand into suitable markets;

•	attract significant deposits and capital to fund anticipated loan growth;

•	maintain adequate common equity and regulatory capital;

•	maintain adequate management personnel and systems to oversee such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy.

Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

Our future acquisitions, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.

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

When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrower's ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.

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

Any expansion into new lines of business might not be successful.

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

Our success largely depends on the continued service and skills of our existing senior executive management team, as well as other key employees, who have years of experience in the banking industry and have developed long-term customer relationships. Our growth strategy is built on our ability to retain our senior executive management team and other key employees with experience and business relationships within their respective segments. If we do not retain the services of these individuals or if we fail to adequately plan for the succession of such individuals, our customer relationships, results of operations and financial condition may be adversely affected.

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

In July 2013, the federal banking agencies published new regulatory capital rules based on the international standards, known as Basel III, that had been developed by the Basel Committee on Banking Supervision. The new rules raised the risk-based capital requirements and revised the methods for calculating risk-weighted assets, usually resulting in higher risk weights. The new rules became effective as applied to the Company and State Bank on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019. In November 2017, the federal banking agencies extended the transition provisions for certain items at the 2017 transition level indefinitely.

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

Beginning on January 1, 2015, our Basel III-based minimum risk-based capital requirements were (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (unchanged from the former requirement). Our leverage ratio requirement will remain at the 4% level now required. These requirements remain in place today. Beginning in 2016, a capital conservation buffer began to phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. As of January 1, 2018, our capital conservation buffer is 1.875%. Failure to maintain the buffer or to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules results in higher regulatory capital standards, it is not expected to significantly impact the Company and State Bank as our current capital levels far exceed those required under the new rules.

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

As of December 31, 2017, we owned $906.8 million of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

Finally, the measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2020. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

We are exposed to higher credit risk by construction and development, other commercial real estate, and commercial, financial and agricultural lending.

Construction and development, commercial real estate, and commercial, financial and agricultural lending may involve higher credit risks than other forms of lending. At December 31, 2017, the following loan types accounted for the stated percentages of our total loan portfolio: real estate construction and development — 12.8%, other commercial real estate — 35.5%, and commercial, financial and agricultural — 27.6%.

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

During 2015 and 2016, the banking regulators issued several warnings about higher credit risk in commercial lending, particularly in commercial real estate loans. At December 31, 2017, our outstanding commercial real estate loans were equal to 334.8% of the Bank's total risk-based capital. Our commercial real estate level is considered to be a concentration by the banking regulators. The banking regulators are giving commercial real estate lending greater scrutiny, and require banks with concentrations in commercial real estate loans such as us to have an appropriate risk management framework consisting of (i) board and management oversight, (ii) portfolio management, (iii) market analysis, (iv) credit underwriting standards, (v) portfolio stress testing and sensitivity analysis and (vi) credit risk review function.

We face additional risks due to our mortgage banking activities that could negatively impact our net income and profitability.

We acquired mortgage banking operations in certain of our acquisitions, which in addition to our legacy mortgage banking operations, expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. If our level of mortgage production declines, the profitability will depend upon our ability to reduce our costs commensurate with the reduction of revenue from our mortgage operations. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks and third party providers. Under various federal and state laws, we are responsible for safeguarding such information. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (1) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (2) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (3) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.

In particular, information pertaining to us and our customers is maintained, and transactions are executed, on the networks and systems of us, our customers and certain of our third-party partners, such as our payment processing and online banking platforms. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our clients’ confidence. While we have not experienced any material breaches of information security, such breaches may occur through intentional or unintentional acts by those having access or gaining access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. We cannot be certain that the security measures we or processors have in place to protect this sensitive data will be successful or sufficient to protect against all current and emerging threats designed to breach our systems or those of processors. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, a breach of our systems, or those of processors, could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability-any of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on information technology and telecommunications systems of third-party servicers, and systems failures, interruptions or breaches of security involving these systems could have an adverse effect on our operations, financial condition and results of operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers accounting systems and mobile and online banking platforms. We outsource some of our major systems, such as payment processing and online banking platforms. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to service our customers, compromise our efficiency, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third party vendors in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and if we are able to replace them, it may be at higher cost or create customer dissatisfaction. Any such events could have a material adverse effect on our business, financial condition or results of operations.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above or herein, and the cyber defense measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. Although we review business continuity and backup plans for our vendors and take other safeguards to support our operations, such plans or safeguards may be inadequate. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

Additionally, regulators expect financial institutions to be responsible for all aspects of their performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems, devices, or software that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

We may not be able to retain or develop a strong core deposit base or other low-cost funding sources.

We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to retain and grow a strong deposit base. We derive liquidity through core deposit growth and maturity and sale of investment securities and loans. We acquired internet and correspondent banking operations in our acquisition of AloStar Bank of Commerce. These operations provide deposits which are more volatile and rate sensitive than our core deposits. Additionally, we have access to financial market borrowing sources on an unsecured and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve and Federal Home Loan Banks, of which we are a member. If these funding sources are not sufficient or available, we may have to acquire funds through higher-cost sources. In addition, we must compete with other banks and financial institutions for deposits. If our competitors raise rates on their deposits, we may face deposit attrition or experience higher funding costs by increasing our deposit rates in order to maintain our customer deposit base. As of December 31, 2017, approximately 28.1% of our deposits were non-interest bearing. Higher funding costs will reduce our net interest margin, net interest income and net income. If we are unable to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, our cost of funds will increase, adversely affecting the ability to generate the funds necessary for our lending operations, reducing our net interest margin, net interest income and net income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse impact on our liquidity, business, financial condition, and results of operations.

We face strong competition for customers, which could prevent us from obtaining customers or may cause us to pay higher interest rates to attract customer deposits.

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Because of this rapidly changing technology, our future success will depend in part on our ability to address our customers' needs by using technology. Customer loyalty can be easily influenced by a competitor's new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as SunTrust Bank, Bank of America, Wells Fargo and BB&T. We also compete with regional and local community banks in our market. We may not be able to compete successfully with other financial institutions in our market, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in lower net interest margin and reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margin and net interest income could decline, which would adversely affect our results of operations and could cause us to incur losses in the future.

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

We are subject to the Community Reinvestment Act and federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act, the Equal Credit Opportunity Act and the Fair Housing Act impose nondiscriminatory lending requirements on financial institutions. The FDIC, the Department of Justice, and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

We may be adversely affected by the lack of soundness of other financial institutions.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

There is uncertainty surrounding the potential legal, regulatory and policy changes by the current presidential administration in the U.S. that may directly affect financial institutions and the global economy.

The current presidential administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

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

At February 22, 2018, we had 39,012,378 shares of common stock issued and outstanding and warrants outstanding to purchase another 52,904 shares of our common stock. Our outstanding shares of common stock include 977,662 shares of restricted stock. In addition, we have 1,759,651 unallocated shares under our 2011 Omnibus Equity Compensation Plan, as amended, that remain available for future grants. If we issue additional shares of common stock in the future and do not issue those shares to all then-existing common shareholders proportionately to their interests, the issuance will result in dilution to each shareholder by reducing the shareholder's percentage ownership of the total outstanding shares of our common stock.

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

Our securities are not FDIC-insured.

Our securities, including our common stock, are not savings or deposit accounts or other obligations of State Bank, are not insured by the Deposit Insurance Fund, the FDIC or any other governmental agency and are subject to investment risk, including the possible loss of principal.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company is headquartered at 3399 Peachtree Road, N.E., Suite 1900, Atlanta, Georgia 30326 and State Bank's main office is located at 4219 Forsyth Road, Macon, Georgia 31210. We lease the Company's main office and own State Bank's main office location. We currently operate 31 additional full-service branches located in Bibb, Chatham, Clarke, Cobb, Columbia, Dooly, Fulton, Gwinnett, Hall, Houston, Jones, Liberty, McDuffie, Richmond, and Tattnall counties in Georgia and one full-service branch in Birmingham, Alabama. We lease five of our Georgia branches, one full-service branch in Birmingham, Alabama, and own the remaining locations.

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

The following table shows the high and low sales prices for shares of our common stock reported by the NASDAQ Capital Market and the dividends we paid per common share for the periods indicated:

	2017			2016
	High	Low	Cash Dividends Per Share	High	Low	Cash Dividends Per Share
Fourth Quarter	$31.75	$27.56	$.14	$27.50	$21.15	$.14
Third Quarter	28.85	25.41	.14	23.30	19.77	.14
Second Quarter	28.38	24.65	.14	21.99	18.65	.14
First Quarter	28.25	24.16	.14	20.81	17.34	.14

At February 22, 2018, we had 39,012,378 shares of common stock issued and outstanding and approximately 489 shareholders of record.

Dividends

Our ability to pay dividends depends on the ability of our subsidiary bank to pay dividends to us. Under Georgia law, the prior approval of the Georgia Department of Banking and Finance is required before State Bank may pay any cash dividends if:

•	total classified assets at the Bank's most recent examination exceed 80% of equity capital (which includes the allowance for loan and lease losses);

•	the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits for the previous calendar year; or

•	the Bank's ratio of equity capital to adjusted total assets is less than 6%.

As noted in the above table, we paid cash dividends totaling $.56 per common share in both 2017 and 2016. On February 7, 2018, we declared a quarterly dividend of $.20 per common share to be paid on March 13, 2018 to shareholders of record of our common stock as of March 5, 2018.

Unregistered Sales of Equity Securities

On November 6, 2017, we issued 3,272 shares of our common stock in a cashless exchange for a warrant to purchase 5,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 743 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 3,272 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Repurchases of Common Stock

The following table provides information regarding the Company's purchase of common stock during the three months ended December 31, 2017:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Repurchases from October 1, 2017 - October 31, 2017	2,668	$28.65	—	1,229,285
Repurchases from November 1, 2017 - November 30, 2017	—	—	—	1,229,285
Repurchases from December 1, 2017 - December 31, 2017	—	—	—	1,229,285
Total	2,668	$28.65	—	1,229,285

(1) Represents shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2) On February 10, 2016, the board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purpose of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. On February 9, 2018, the Company extended this existing written trading plan for an additional year. The trading plan will now expire on the earlier of (a) February 24, 2019, (b) the date on which the maximum aggregate number of shares authorized to be repurchased has been repurchased, or (c) after written notice by the broker or the Company as specified in the trading plan. To date, 270,715 shares have been repurchased by the Company under the plan.

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

The stock performance graph compares the cumulative annual shareholder return over the past five years on the Company's common stock, assuming an investment of $100 on December 31, 2012 and the reinvestment of dividends thereafter, with the cumulative total return of such an amount on the SNL U.S. Bank Index and the common stocks reported in the NASDAQ Composite Index. The SNL U.S. Bank Index was made up of 320 U.S. bank stocks as of December 31, 2017. The NASDAQ Composite Index is a market capitalization-weighted index and includes all domestic and international based common type stocks listed on The NASDAQ Stock Market.

	Cumulative Total Return (1)
	December 31
	2012	2013	2014	2015	2016	2017
State Bank Financial Corporation (STBZ)	$100	$115	$128	$137	$179	$203
NASDAQ Composite	100	140	161	172	187	243
SNL U.S. Bank	100	137	153	156	197	233

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

The historical GAAP information at and for the years ended December 31, 2017 and 2016 is derived from our audited consolidated financial statements that appear in this report. The historical results shown below and elsewhere in this report, including GAAP and non-GAAP financial measures, are not necessarily indicative of our future performance.

Table 1 - Financial Highlights Selected Financial Information
	December 31
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
SELECTED RESULTS OF OPERATIONS
Interest income on loans	$151,258	$103,024	$92,938	$64,176	$61,010
Accretion income on loans	34,096	43,310	49,830	78,857	122,466
Interest income on invested funds	23,024	18,923	15,823	10,488	10,198
Total interest income	208,378	165,257	158,591	153,521	193,674
Interest expense	15,592	9,619	7,922	7,520	7,933
Net interest income	192,786	155,638	150,669	146,001	185,741
Provision for loan and lease losses (organic & PNCI loans)	6,181	3,596	2,951	2,775	1,920
Provision for loan and lease losses (purchased credit impaired loans)	(71)	(3,359)	535	121	(4,407)
Total provision for loan and lease losses	6,110	237	3,486	2,896	(2,487)
Amortization of FDIC receivable for loss share agreements	—	—	(16,488)	(15,785)	(87,884)
Other noninterest income (1)	39,757	39,301	36,599	15,387	16,937
Total noninterest income	39,757	39,301	20,111	(398)	(70,947)
Total noninterest expense	138,817	120,927	123,422	93,468	97,967
Income before income taxes	87,616	73,775	43,872	49,239	19,314
Income tax expense	41,042	26,184	15,449	18,321	6,567
Net income	46,574	47,591	28,423	30,918	12,747

COMMON SHARE DATA
Basic net income per share	$1.20	$1.29	$.79	$.96	$.40
Diluted net income per share	1.19	1.28	.77	.93	.39
Cash dividends declared per share	.56	.56	.32	.15	.12
Book value per share	16.45	15.80	14.47	14.38	13.62
Tangible book value per share (2)	14.00	13.48	13.22	13.97	13.24
Dividend payout ratio	47.06%	43.75%	41.56%	16.13%	30.77%

COMMON SHARES OUTSTANDING
Common stock	38,992,163	38,845,573	37,077,848	32,269,604	32,094,145
Weighted average shares outstanding:
Basic	37,923,320	35,931,528	34,810,855	31,723,971	31,640,284
Diluted	37,994,657	36,033,643	36,042,719	32,827,943	32,654,104

Table 1 - Financial Highlights Selected Financial Information
	December 31
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (3)	$3,063,745	$2,354,276	$2,109,908	$1,481,730	$1,427,501
Assets	4,387,897	3,550,650	3,366,505	2,661,512	2,600,583
Deposits	3,632,528	2,892,726	2,773,351	2,166,229	2,107,198
Equity	632,178	551,420	528,682	449,552	428,383
Tangible common equity (2)	541,392	506,062	487,876	437,095	415,474

SELECTED ACTUAL BALANCES
Total assets	$4,958,582	$4,224,859	$3,470,067	$2,882,210	$2,605,388
Investment securities	906,822	914,241	887,705	640,086	387,048
Organic loans	2,365,843	2,090,564	1,774,332	1,320,393	1,123,475
Purchased non-credit impaired loans	990,736	563,362	240,310	107,797	—
Purchased credit impaired loans	175,614	160,646	145,575	206,339	257,494
Allowance for loan and lease losses	(28,750)	(26,598)	(29,075)	(28,638)	(34,065)
Interest-earning assets	4,688,665	3,917,356	3,266,042	2,748,397	2,359,145
Total deposits	4,243,135	3,431,165	2,861,962	2,391,682	2,128,325
Interest-bearing liabilities	3,077,636	2,521,831	2,069,737	1,817,158	1,667,085
Noninterest-bearing liabilities	1,239,395	1,089,395	863,840	600,957	501,120
Shareholders' equity	641,551	613,633	536,490	464,095	437,183

PERFORMANCE RATIOS
Return on average assets	1.06%	1.34%	.84%	1.16%	.49%
Return on average equity	7.37	8.63	5.38	6.88	2.98
Cost of funds	.42	.33	.28	.35	.38
Net interest margin (4)	4.70	4.68	4.78	5.91	8.32
Interest rate spread (4)	4.50	4.50	4.64	5.76	8.20
Efficiency ratio (5)	59.70	62.03	72.27	64.19	85.34

CAPITAL RATIOS (6)
Average equity to average assets	14.41%	15.53%	15.70%	16.89%	16.47%
Leverage ratio	11.24	14.90	14.48	15.90	16.55
CET1 risk-based capital ratio	12.61	14.78	17.71	N/A	N/A
Tier 1 risk-based capital ratio	12.61	14.78	17.71	23.12	27.85
Total risk-based capital ratio	13.28	15.52	18.75	24.37	29.11

Table 1 - Financial Highlights Selected Financial Information
	December 31
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
ORGANIC ASSET QUALITY RATIOS
Net charge-offs (recoveries) to total average organic loans	.09%	.16%	—%	.08%	(.01)%
Nonperforming organic loans to organic loans	.31	.30	.29	.42	.20
Nonperforming organic assets to organic loans + OREO	.31	.31	.29	.43	.29
Past due organic loans to organic loans	.20	.06	.10	.17	.09
Allowance for loan and lease losses on organic loans to organic loans	1.02	1.01	1.20	1.39	1.48
PURCHASED NON-CREDIT IMPAIRED ASSET QUALITY RATIOS
Net charge-offs (recoveries) on PNCI loans to average PNCI loans	.10%	.08%	.01%	—%	—%
Nonperforming PNCI loans to PNCI loans	.59	.60	.77	.10	—
Nonperforming PNCI assets to PNCI loans + OREO	.59	.60	.77	.10	—
Past due PNCI loans to PNCI loans	.40	.68	.39	.46	—
Allowance for loan and lease losses on PNCI loans to PNCI loans	.10	.08	.02	—	—
PURCHASED CREDIT IMPAIRED ASSET QUALITY RATIOS (7)
Net (recoveries) charge-offs on PCI loans to average PCI loans	.83%	(.48)%	2.30%	1.96%	1.03%
Past due PCI loans to PCI loans	5.84	8.92	16.64	15.62	20.03
Allowance for loan and lease losses on PCI loans to PCI loans	2.12	3.16	5.36	4.97	6.76

(1) Includes all line items of noninterest income other than amortization of FDIC receivable for loss share agreements.
(2) Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial
Measures" and Table 2, "Non-GAAP Measures Reconciliation" for further information.
(3) Includes average nonaccrual loans of $9.7 million for 2017, $8.9 million for 2016, $5.6 million for 2015, $2.9 million for 2014, $3.3 million for 2013.
(4) Interest income calculated on a fully tax-equivalent basis using a tax rate of 35%.
(5) Noninterest expenses divided by net interest income plus noninterest income.
(6) Beginning January 1, 2015, the Company's ratios are calculated using the Basel III framework. Capital ratios for prior periods were calculated using the Basel I framework. The Common Equity Tier 1 (CET1) capital ratio is a new ratio introduced under the Basel III framework.
(7) For each period presented, a portion of the Company's purchased credit impaired loans were contractually past due;
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

Table 2 - Non-GAAP Measures Reconciliation Selected Financial Information
	December 31
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013

TANGIBLE BOOK VALUE PER COMMON SHARE RECONCILIATION
Book value per common share (GAAP)	$16.45	$15.80	$14.47	$14.38	$13.62
Effect of goodwill and other intangibles	(2.45)	(2.32)	(1.25)	(.41)	(.38)
Tangible book value per share	$14.00	$13.48	$13.22	$13.97	$13.24

AVERAGE TANGIBLE EQUITY RECONCILIATION
Average equity (GAAP)	$632,178	$551,420	$528,682	$449,552	$428,383
Effect of average goodwill and other intangibles	(90,786)	(45,358)	(40,806)	(12,457)	(12,909)
Average tangible equity	$541,392	$506,062	$487,876	$437,095	$415,474

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

Introduction

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank. State Bank is a Georgia state-chartered bank that opened in October 2005. From October 2005 until July 23, 2009, State Bank operated as a small community bank from two branch offices located in Dooly County.

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

Between July 24, 2009 and December 31, 2017, we successfully completed 17 bank acquisitions totaling $6.0 billion in assets and $5.2 billion in deposits. The acquisitions included 12 different failed bank transactions in which we acted as the assuming institution from the FDIC, which we refer to as our FDIC-assisted transactions or failed bank transactions. Concurrently with each of the failed bank transactions, we entered into loss share agreements with the FDIC that covered certain of the acquired loans and other real estate owned. Our acquisitions also include the acquisition of Atlanta Bancorporation, Inc. and its wholly-owned subsidiary bank, Bank of Atlanta, in October 2014, the acquisition of Georgia-Carolina Bancshares, Inc., the holding company for First Bank of Georgia ("First Bank"), in January 2015, the acquisition of NBG Bancorp, Inc. and its wholly-owned subsidiary bank, The National Bank of Georgia, in December 2016, the acquisition of S Bankshares, Inc. and its wholly-owned subsidiary bank, S Bank, in December 2016, and the acquisition of AloStar Bank of Commerce ("AloStar") in September 2017.

 We are now operating 32 full-service branches throughout seven of Georgia's eight largest MSAs. At December 31, 2017, our total assets were approximately $5.0 billion, our total loans receivable were approximately $3.5 billion, our total deposits were approximately $4.2 billion and our total shareholders' equity was approximately $641.6 million.

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

Overview

The following provides an overview of the major factors impacting our financial performance in 2017 as well as information on certain important recent events.

•	Our income before income taxes for the year ended December 31, 2017 was $87.6 million, an increase of $13.8 million, or 18.8%, compared to $73.8 million for 2016.

•
Our net income for the year ended December 31, 2017 was $46.6 million, or $1.19 per diluted share, compared to net income of $47.6 million for 2016, or $1.28 per diluted share. Net income for the year ended December 31, 2017 includes the impact of a $10.7 million non-cash tax expense resulting from the enactment of the "Tax Cuts and Jobs Act" in December 2017 and merger election-related revaluation of our net deferred tax assets.

•
Our net interest income on a taxable equivalent basis was $193.4 million for 2017, an increase of $37.2 million, or 23.8%, from 2016. Our interest income increased $43.1 million in 2017, primarily as a result of an increase of $48.2 million in interest income on loans and an increase of $3.6 million in interest income on investment securities which was partially offset by a $9.2 million decline in accretion income.

•	We completed our acquisition of AloStar Bank of Commerce on September 30, 2017.

•	We experienced strong loan growth in 2017, with total organic loans of $2.4 billion at December 31, 2017, an increase of $275.3 million, or 13.2%, from 2016.

•
The accretable discount on purchased credit impaired loans, which represents the excess cash flows expected at acquisition over the estimated fair value of the loans, decreased $11.4 million to $57.9 million at December 31, 2017, compared to $69.3 million at December 31, 2016. The decrease is primarily a result of $34.1 million in accretion income recognized on purchased credit impaired loans, partially offset by additions from acquisitions of $11.7 million and transfers from nonaccretable to accretable discount of $11.1 million during 2017.

•
Our asset quality remained solid at December 31, 2017 with a ratio of nonperforming assets to total loans plus other real estate owned of .39% and a ratio of nonperforming loans to total loans of .37%.

•
Our cost of funds remained low as the average cost of funds was 42 basis points for the year ended December 31, 2017, compared to 33 basis points for the year ended December 31, 2016. This compares favorably to the 75 basis point increase in the Federal Funds target rate during 2017.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 11.24%, CET1 and Tier 1 risk-based capital ratios of 12.61% and a Total risk-based capital ratio of 13.28% at December 31, 2017.

•	In 2017, we paid cash dividends totaling $.56 per common share to our shareholders.

•	On February 7, 2018, we declared a quarterly dividend of $.20 per common share to be paid on March 13, 2018 to shareholders of record of our common stock as of March 5, 2018.

Critical Accounting Policies

In preparing financial statements, management is required to apply significant judgment to various accounting, reporting and disclosure matters. Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. The accounting principles and methods we use conform with accounting principles generally accepted in the United States and general banking practices. Estimates and assumptions most significant to us relate primarily to the calculation of the allowance for loan and lease losses, the accounting for acquired loans, the valuation of goodwill and income taxes. These significant estimates and assumptions are summarized in the following discussion and are further analyzed in the notes to the consolidated financial statements.

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

We assess the adequacy of the ALLL quarterly with respect to organic and purchased loans. The assessment begins with a standard evaluation and analysis of the loan portfolio. All loans are consistently graded and monitored for changes in credit risk and possible deterioration in the borrower’s ability to repay the contractual amounts due under the loan agreements.

Allowance for loan and lease losses for organic loans

The ALLL for organic loans consists of two components:

(1)	a specific amount against identified credit exposures that we believe it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreements; and

(2)	a general amount, which is based on historical losses that are then adjusted for qualitative factors representative of various economic indicators and risk characteristics of the loan portfolio.

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

Management establishes the general amount by reviewing the remaining loan portfolio (excluding those impaired loans discussed above) and incorporating allocations based on historical losses. The calculation of the general amount is subjected to qualitative factors that are somewhat subjective. The qualitative testing attempts to correlate the historical loss rates with current economic factors and current risks in the portfolio. The qualitative factors consist of but are not limited to:

•economic factors including changes in the local or national economy;
•the depth of experience in lending staff, credit administration and internal loan review;
•asset quality trends; and
•seasoning and growth rate of the portfolio segments.

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

We maintain an ALLL on purchased loans based on credit deterioration subsequent to the acquisition date. Purchased credit impaired loans are accounted for under ASC 310-30. Management establishes an allowance for credit deterioration subsequent to the date of acquisition by re-estimating expected cash flows on a quarterly basis with any decline in expected cash flows recorded as impairment in the provision for loan losses. Impairment is measured as the excess of the recorded investment in a loan over the present value of expected future cash flows discounted at the pre-impairment accounting yield of the loan. For any increases in cash flows expected to be collected, we first reverse any previously recorded ALLL, then adjust the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

For purchased loans that are not deemed purchased credit impaired loans at acquisition, also referred to as purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.

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

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We assess deferred tax assets based on expected realizations, and we establish a valuation allowance in situations where it is more likely than not that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that no valuation allowance against the net deferred tax asset is needed at December 31, 2017.

Results of Operations

Net Income

We reported net income of $46.6 million, $47.6 million, and $28.4 million for December 31, 2017, 2016, and 2015, respectively. Diluted earnings per common share was $1.19, $1.28, and $.77 for December 31, 2017, 2016, and 2015, respectively.

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

2017 compared to 2016

Our net interest income on a taxable equivalent basis was $193.4 million for 2017, an increase of $37.2 million, or 23.8%, from 2016. This increase was primarily attributable to increases in average loans, excluding purchased credit impaired loans, of $687.5 million and investment securities of $39.3 million compared to the year ended December 31, 2016. A decrease of $9.2 million in accretion income on purchased credit impaired loans and an increase of $571.1 million in average interest-bearing deposits, compared to the year ended December 31, 2016, partially offset the impact of the increases in average loans, excluding purchased credit impaired loans, and investment securities.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.50% for both 2017 and 2016. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.70% for 2017, compared to 4.68% for 2016, an increase of two basis points.

The yield on average earning assets was 5.08% for 2017, compared to 4.96% for 2016, an increase of 12 basis points, driven primarily by an increase in our yield on loans, excluding purchased credit impaired loans. Our yield on loans, excluding purchased credit impaired loans, was 5.22% for 2017, compared to 4.66% for 2016, an increase of 56 basis points. The increase primarily resulted from a combination of variable rate loans repricing due to increases in index rates and accretion of purchase accounting discounts on purchased non-credit impaired loans. The yield on our investment portfolio was 2.38% for 2017 and 2.08% for 2016. The increase of 30 basis points was primarily driven by variable rate securities repricing due to increases in index rates and the reinvestment of cash flows from securities into higher yielding bonds as market rates have increased. Our yield on purchased credit impaired loans was 22.05% for 2017, compared to 32.66% for 2016, a decrease of 1,061 basis points. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decrease in our yield on purchased credit impaired loans in 2017 was primarily due to a decrease in gains on loan pool closings of $6.3 million, as well as the lower yield on the portfolios acquired in our recent acquisitions.

The average rate on interest-bearing liabilities was .58% for 2017, an increase of 12 basis points from 2016. The average rate paid on interest-bearing deposits was .58% for 2017, an increase of 12 basis points from 2016. This is primarily due to an increase in the rate paid on savings and money market accounts acquired in our recent acquisitions, a shift in the mix of interest-bearing deposits to savings and money market accounts, and the assumption of higher-yielding internet time deposits in our acquisition of AloStar. Also contributing to the increase in the rate paid on interest-bearing liabilities was an increase in the volume of other borrowings and a 25 basis point increase in the related rate on other borrowings compared to 2016. Our cost of funds was 42 basis points for 2017, an increase of nine basis points from 2016.

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

The average rate on interest-bearing liabilities was 0.46% for 2016, an increase of seven basis points from 2015. The average rate paid on interest-bearing deposits was 0.46% for 2016, an increase of eight basis points from 2015. This increase was primarily due to the increase in amortization on our interest rate caps of $625,000, as well as a $537,000 reduction in amortization of time deposit premiums acquired in our acquisitions of First Bank of Georgia and Bank of Atlanta. Also contributing to the increase was a local time deposit special run during the fourth quarter of 2015 and the first quarter of 2016 as part of management's strategy to grow new retail deposits. Our cost of funds was 33 basis points for 2016, an increase of five basis points from 2015.

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

	Years Ended December 31
	2017			2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions and federal funds sold	$109,312	$766.70%		$88,072	$294.33%		$224,637	$609.27%
Investment securities (1)	936,846	22,258	2.38%	897,521	18,633	2.08%	829,370	15,253	1.84%
Loans, excluding purchased credit impaired loans (2) (3)	2,909,122	151,834	5.22%	2,221,650	103,586	4.66%	1,934,530	93,453	4.83%
Purchased credit impaired loans	154,623	34,096	22.05%	132,626	43,310	32.66%	175,378	49,830	28.41%
Total earning assets	4,109,903	208,954	5.08%	3,339,869	165,823	4.96%	3,163,915	159,145	5.03%
Total nonearning assets	277,994			210,781			202,590
Total assets	$4,387,897			$3,550,650			$3,366,505
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$608,282	$758.12%		$540,593	$661.12%		$518,770	$701.14%
Savings & money market deposits	1,460,124	9,711.67%		1,078,496	5,855.54%		1,059,523	4,915.46%
Time deposits	510,252	4,231.83%		393,089	2,526.64%		359,284	1,300.36%
Brokered and wholesale time deposits	33,527	359	1.07%	28,938	289	1.00%	78,135	757.97%
Other borrowings	73,415	533.73%		60,593	288.48%		20,238	249	1.23%
Total interest-bearing liabilities	2,685,600	15,592.58%		2,101,709	9,619.46%		2,035,950	7,922.39%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,020,343			851,610			757,639
Other liabilities	49,776			45,911			44,234
Shareholders’ equity	632,178			551,420			528,682
Total liabilities and shareholders’ equity	$4,387,897			$3,550,650			$3,366,505
Net interest income		$193,362			$156,204			$151,223
Net interest spread			4.50%			4.50%			4.64%
Net interest margin			4.70%			4.68%			4.78%
Cost of funds			.42%			.33%			.28%

(1) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting interest on tax-exempt securities to a fully taxable basis. The taxable equivalent adjustments included above are $0, $4,000 and $39,000 for 2017, 2016 and 2015, respectively.
(2)   Includes average nonaccrual loans of $9.7 million, $8.9 million and $5.6 million for 2017, 2016 and 2015, respectively.
(3) Reflects taxable equivalent adjustments using the statutory tax rate of 35% in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $576,000, $562,000 and $515,000 for 2017, 2016 and 2015, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Years Ended December 31
	2017 compared to 2016			2016 compared to 2015
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease)(1)	Volume	Rate	Total Increase (Decrease)(1)
Interest income:
Loans	$34,816	$13,432	$48,248	$13,479	$(3,346)	$10,133
Loan accretion	6,394	(15,608)	(9,214)	(13,272)	6,752	(6,520)
Investment securities	844	2,781	3,625	1,316	2,064	3,380
Interest-bearing deposits in other financial institutions and federal funds sold	85	387	472	(432)	117	(315)
Total interest income	42,139	992	43,131	1,091	5,587	6,678

Interest expense:
Deposits	2,964	2,764	5,728	98	1,560	1,658
Other borrowings	70	175	245	264	(225)	39
Total interest expense	3,034	2,939	5,973	362	1,335	1,697
Net interest income	$39,105	$(1,947)	$37,158	$729	$4,252	$4,981

(1) Amounts shown as increase (decrease) due to changes in either volume or rate include an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan and lease losses (ALLL) at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management's judgment, is appropriate under GAAP. The determination of the amount of the ALLL is complex and involves a high degree of judgment and subjectivity. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality and level of credit risk inherent in various segments of the loan portfolio and of individually significant credits, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. Please see the section entitled "Allowance for Loan and Leases Losses (ALLL)" under "Balance Sheet Review" for a description of the factors we consider in determining the amount of periodic provision expense to maintain this allowance.

Organic Loans

We recorded a provision for loan and lease losses related to organic loans of $5.0 million, $3.1 million and $2.9 million, for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. For the year ended December 31, 2017, the activity in our ALLL on purchased non-credit impaired loans included charge-offs of $670,000 and recoveries of $87,000 with a provision for loan and leases losses of $1.1 million, resulting in a $995,000 ending allowance on purchased non-credit impaired loans at December 31, 2017. For the year ended December 31, 2016, the activity in our ALLL on purchased non-credit impaired loans included charge-offs of $223,000 and recoveries of $63,000 with a provision for loan and leases losses of $546,000, resulting in a $439,000 ending allowance on purchased non-credit impaired loans at December 31, 2016. For the year ended December 31, 2015, activity in our ALLL on purchased non-credit impaired loans included charge-offs of $48,000 and recoveries of $7,000 with a provision for loan and lease losses of $94,000, resulting in a $53,000 ending allowance on purchased non-credit impaired loan at December 31, 2015.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis and we record a provision for loan and lease losses during the period for any decline in expected cash flows. Conversely, any improvement in expected cash flows is recognized prospectively as an adjustment to the yield on the purchased credit impaired loan once any previously recorded impairment is recaptured. Before the early termination of our loss share agreements with the FDIC, we recorded the amount of provision for formerly covered assets through the FDIC receivable for loss share agreements. Now that our loss share agreements have been terminated, the impact of any provision related to formerly covered assets will not be offset by changes in the FDIC receivable for loss share agreements, which may result in greater volatility. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $71,000 for the year ended December 31, 2017, a negative provision of $3.4 million for the year ended December 31, 2016 and a provision of $535,000 for the year ended December 31, 2015.

Noninterest Income

Noninterest income for 2017 totaled $39.8 million, up $456,000 from 2016. Noninterest income for 2016 totaled $39.3 million, up $19.2 million from 2015. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	December 31
	2017	2016	2015
Service charges on deposits	$6,191	$5,440	$5,976
Mortgage banking income	11,341	12,319	11,250
SBA income	6,491	6,458	5,539
Payroll and insurance income	6,098	5,625	4,709
ATM income	3,382	3,008	2,981
Bank-owned life insurance income	1,942	1,930	1,926
(Loss) gain on sale of investment securities	(1,453)	489	354
Other	5,765	4,032	3,864
Noninterest income before amortization of FDIC receivable for loss share agreements	39,757	39,301	36,599
Amortization of FDIC receivable for loss share agreements	—	—	(16,488)
Total noninterest income	$39,757	$39,301	$20,111

2017 compared to 2016

Service charges on deposits increased $751,000, or 13.8%, in 2017 from 2016. The increase in service charges on deposits was primarily a result of our acquisitions of NBG Bancorp, Inc., S Bankshares, Inc. and AloStar. Mortgage banking income decreased $1.0 million, or 7.9% in 2017 from 2016. The decrease in mortgage banking income was primarily a result of decreased production of loans and a shift in loans produced from retail to wholesale which provides smaller gains on sale. SBA income was $6.5 million in both 2017 and 2016. Payroll and insurance income increased $473,000, or 8.4%, in 2017 from 2016. This increase was attributable to an increase in commissions on new insurance policies written.

Other noninterest income increased $1.7 million, or 43.0%, in 2017 from 2016, attributable, in part, to increases of $702,000 in prepayment fees and $324,000 on gain on sale of equipment finance loans. The increase was also attributable to $745,000 in fee income on our asset based lending portfolio that we acquired in 2017. Loss on sale of investment securities was $1.5 million in 2017 compared to a gain of $489,000 in 2016. The loss in 2017 was a result of an opportunistic portfolio restructuring in which we sold certain lower yielding securities in a loss position and reinvested the proceeds into higher yielding securities.

2016 compared to 2015

Mortgage banking income increased $1.1 million, or 9.5% in 2016 from 2015. The increase in mortgage banking income was primarily a result of increased gains on sale of loans. SBA income was $6.5 million in 2016, compared to $5.5 million in 2015. The $919,000, or 16.6%, increase in SBA income was due to increases of $1.1 million on gains on sale of loans and $378,000 in fee income, partially offset by unfavorable fair value adjustments on SBA servicing rights of $512,000.

Payroll and insurance income increased $916,000, or 19.5%, in 2016 from 2015. This increase was attributable to an increase in the number of payroll customers compared to 2015. Prepayment fees increased $2.4 million, or 74.7%, in 2016 from 2015, resulting from a drop off in the number of fixed rate loans that were paid off early which had increased during the first half of 2015. Other noninterest income increased $168,000, or 4.3%, in 2016 from 2015, attributable in part to writedowns and losses totaling $747,000 on premises and equipment primarily associated with closed branches disposed of or transferred to OREO during 2015. The increase in other noninterest income for 2016 also results from fee income and gains on sale of equipment finance loans totaling $1.3 million and the mark-to-market on interest rate swaps and hedged assets improving by $414,000 compared to 2015.

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

Noninterest Expense

Noninterest expense for 2017 totaled $138.8 million, up $17.9 million from 2016. Noninterest expense totaled $120.9 million for 2016, down $2.5 million from 2015. The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	December 31
	2017	2016	2015
Salaries and employee benefits	$91,844	$78,775	$83,295
Occupancy and equipment	13,372	12,169	12,432
Data processing	10,204	8,514	9,190
Legal and professional fees	4,376	4,695	5,071
Merger-related expenses	5,330	3,961	1,730
Marketing	2,102	2,216	2,318
Federal deposit insurance premiums and other regulatory fees	1,700	1,744	2,100
Loan collection costs and OREO activity	(716)	(579)	(1,597)
Amortization of intangibles	2,815	2,102	1,804
Other	7,790	7,330	7,079
Total noninterest expense	$138,817	$120,927	$123,422

2017 compared to 2016

Salaries and employee benefits increased $13.1 million, or 16.6%, to $91.8 million in 2017 from 2016. Occupancy and equipment increased $1.2 million, or 9.9%, to $13.4 million in 2017 from 2016. The increases in salaries and employee benefits and occupancy and equipment were largely attributable to additional personnel and facilities acquired in our acquisitions of NBG Bancorp, Inc., S Bankshares, Inc. and AloStar. Data processing increased $1.7 million, or 19.8%, to $10.2 million in 2017 from 2016. The increase in data processing was primarily related to investments in our infrastructure and our acquisitions of NBG Bancorp, Inc., S Bankshares, Inc. and AloStar.

Legal and professional fees decreased $319,000, or 6.8% in 2017 from 2016, primarily due to a support system project started in the last half of 2016 that was completed in the first quarter of 2017.

Merger-related expenses increased $1.4 million, or 34.6%, to $5.3 million for 2017 from $4.0 million in 2016. Merger-related expenses in 2017 were directly related to our acquisition of AloStar and the integrations of NBG Bancorp, Inc. and S Bankshares, Inc. The merger-related expenses in 2016 were directly related to our acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc.

Our FDIC deposit insurance premiums and other regulatory fees decreased $44,000 or 2.5% in 2017 from 2016, due to a reduction in assessment rates beginning in the third quarter of 2016 as the Deposit Insurance Fund Reserve Ratio exceeded 1.15%, partially offset by an increase in our assessment base during 2017.

Amortization of intangibles increased $713,000, or 33.9%, to $2.8 million in 2017 from 2016, primarily due to an increase in amortization of intangibles related to our acquisition of NBG Bancorp, Inc. and S Bankshares, Inc.

2016 compared to 2015

Salaries and employee benefits decreased $4.5 million, or 5.4%, to $78.8 million in 2016 from 2015. The decrease was attributable to reduction in staffing in certain support areas as a result of efficiency initiatives announced in the third quarter of 2015. The efficiency initiatives resulted in severance costs of $3.8 million for 2015 with no such amounts in 2016. The decrease in severance costs for 2016 and staffing reductions in certain support areas were partially offset by staff additions in our SBA and equipment finance lending areas and increased commission expense related to our increase in mortgage and SBA production volumes during the same period.

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

Our FDIC deposit insurance premiums and other regulatory fees decreased $356,000, or 17.0%, in 2016 from 2015, due to a reduction in assessment rates beginning with in third quarter of 2016 as the Deposit Insurance Fund Reserve Ratio exceeded 1.15%. Loan collection costs and OREO activity includes rental fees on OREO properties as well as gains and losses on OREO, which may result in a net benefit to expense. Loan collection costs and OREO activity increased $1.0 million, or 63.7%, to negative $579,000 in 2016 from 2015. The increase is attributable to a $2.5 million decrease in gains in sales of OREO, partially offset by a net reduction of $1.5 million in loan collection expenses and rental fees for 2016.

Amortization of intangibles increased $298,000, or 16.5%, to $2.1 million in 2016 from 2015, primarily due to an increase in amortization of intangibles related to the Patriot Capital acquisition.

Income Taxes

      Our provision for income taxes was $41.0 million, $26.2 million, and $15.4 million in 2017, 2016, and 2015, respectively.
Our effective income tax rates were 46.8%, 35.5% and 35.2% for 2017, 2016 and 2015, respectively. The increase in income taxes and the effective tax rate for 2017 compared to 2016 was primarily attributable to a provisional $8.1 million revaluation of our deferred tax assets resulting from a reduction in the federal corporate tax rate to 21%, effective January 1, 2018, under the Tax Cuts and Jobs Act. The ultimate impact of the Tax Cuts and Jobs Act may differ from this provisional amount due to changes in management's interpretations and assumptions, as well as additional regulatory guidance that may be issued. The provisional amount is expected to be finalized when the 2017 federal tax return is filed in 2018. Also contributing to the increase was $2.5 million in tax expense related to our election to treat the acquisition of AloStar as an acquisition of assets rather than an acquisition of stock for tax purposes. Our effective income tax rate for 2018 is estimated to be between 22% and 24%. The effective tax rates for all periods were affected by various factors including amounts of non-taxable income, non-deductible expenses and tax credits. A reconciliation between the income tax expense and the amounts computed by applying the statutory federal income tax rate for the years ended December 31, 2017, 2016 and 2015 is included in Note 21 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Fourth Quarter Results

Net income for the fourth quarter of 2017 was $5.4 million, or $.14 per diluted common share, compared to $14.4 million, or $.37 per diluted common share, in the third quarter of 2017.

       Net interest income was $58.0 million for the fourth quarter of 2017, compared to $44.3 million for the third quarter of 2017. The increase in net interest income of $13.7 million was primarily a result of a $11.5 million increase in interest income on loans. Interest expense increased $2.2 million in the fourth quarter as compared to the third quarter. The increases in interest income on loans and interest expense was primarily due to our acquisition of AloStar, which was completed on September 30, 2017.

       Our provision for loan and lease loss expense was $2.8 million for the fourth quarter of 2017, compared to $415,000 for the third quarter of 2017. The increase was largely driven by a $798,000 provision for loan and lease losses on purchased credit impaired loans in the fourth quarter of 2017, compared to a negative provision of $885,000 in the third quarter of 2017. The increase in provision for loan and lease losses on purchased credit impaired loans was primarily related to a decline in expected cash flows on a small number of purchased credit impaired loans.

       Total noninterest income was $10.1 million for the fourth quarter of 2017, compared to $9.7 million for the third quarter of 2017. The increase was primarily due to an increase in SBA income of $402,000 in the fourth quarter related to increased gains on sale of SBA loans. Other noninterest income increased $1.5 million in the fourth quarter of 2017 compared to the third quarter of 2017 due primarily to increased prepayment fees of $683,000 and asset based lending loan fees of $745,000. Loss on sale of investment securities was $1.5 million for the fourth quarter of 2017, compared to a gain of $3,000 for the third quarter of 2017. The loss for the fourth quarter was attributable to an opportunistic portfolio restructuring where certain lower yielding securities in a loss position were sold and reinvested into higher yielding securities.

Total noninterest expense was $40.7 million for the fourth quarter of 2017, compared to $31.6 million for the third quarter of 2017, an increase of $9.1 million. The increase is largely attributable to increases in salaries and employee benefits of $5.0 million and merger-related expenses of $2.5 million, primarily related to our acquisition of AloStar.

Balance Sheet Review

General

At December 31, 2017, we had total assets of approximately $5.0 billion, consisting principally of $2.3 billion in net organic loans, $989.7 million in net purchased non-credit impaired loans, $171.9 million in net purchased credit impaired loans, $906.8 million in investment securities and $230.9 million in cash and cash equivalents. Our liabilities at December 31, 2017 totaled $4.3 billion, consisting principally of $4.2 billion in deposits. At December 31, 2017, our shareholders' equity was $641.6 million.

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

Investments

Our investment portfolio consists of U.S. Government sponsored agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. Government agency securities, municipal securities, corporate bonds and asset-backed securities. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At December 31, 2017, we had $874.0 million in our available-for-sale investment securities portfolio representing approximately 17.6% of our total assets, compared to $847.2 million, or 20.1% of total assets, at December 31, 2016. Our increased investment in securities available-for-sale totaling $26.8 million, or 3.2%, compared to December 31, 2016 was primarily due to reinvestment of proceeds from paydowns on held-to-maturity securities into available-for-sale securities. Management also continued to invest excess cash to receive a higher return on liquid assets. The securities we purchased had short durations and no material impact on our overall liquidity or interest rate risk profile.

At December 31, 2017, we had $32.9 million in held-to-maturity securities compared to $67.1 million at December 31, 2016. The decreased investment in securities held-to-maturity totaling $34.2 million, or 51.0%, compared to December 31, 2016 was primarily due to paydowns on existing securities, partially offset by additional purchases of held-to-maturity securities.

At December 31, 2017, $69.6 million, or 7.7%, of our investment securities were invested in securities of U.S. Government agencies, compared to $88.6 million, or 9.7%, at December 31, 2016. U.S. Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At December 31, 2017, $575.8 million, or 63.5%, of our investment securities were invested in agency mortgage-backed securities, compared to $529.3 million, or 57.9%, as of December 31, 2016. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At December 31, 2017, $118.7 million, or 13.1% of our investment securities were invested in nonagency mortgage-backed securities, compared to $154.0 million, or 16.8%, at December 31, 2016. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is subprime and we own the senior tranche of each bond.

At December 31, 2017, $22.7 million, or 2.5%, of our investment securities were invested in asset-backed securities, compared to $56.8 million, or 6.2%, as of December 31, 2016. Asset-backed securities currently consist of highly-rated collateralized loan obligations. At December 31, 2017, $120.0 million, or 13.2%, of our investment securities were invested in corporate securities, compared to $85.2 million, or 9.3%, at December 31, 2016. Corporate securities currently consist of short duration debt. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our investment portfolio at the dates indicated (dollars in thousands):

	December 31
	2017		2016		2015
Investment Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$70,203	$69,559	$89,044	$88,649	$103,525	$103,272
States and political subdivisions	—	—	300	301	1,809	1,813
Residential mortgage-backed securities — nonagency	115,639	118,710	151,519	154,009	146,832	150,702
Residential mortgage-backed securities — agency	582,845	575,849	533,479	529,302	507,168	503,688
Asset-backed securities	—	—	—	—	46,570	46,245
Corporate securities	108,661	109,852	74,793	74,917	82,245	81,985
Total investment securities available-for-sale	$877,348	$873,970	$849,135	$847,178	$888,149	$887,705

	December 31
	2017		2016		2015
Investment Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$22,692	$22,951	$56,804	$57,085	$—	$—
Corporate securities	10,160	10,400	10,259	10,350	—	—
Total investment securities held-to-maturity	$32,852	$33,351	$67,063	$67,435	$—	$—

The following table shows contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Investment Securities Available-for-Sale	Distribution of Maturities (1)
December 31, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$2,498	$62,730	$4,975	$—	$70,203
Residential mortgage-backed securities — nonagency	—	—	—	115,639	115,639
Residential mortgage-backed securities — agency	—	42,269	140,793	399,783	582,845
Corporate securities	21,623	71,155	14,000	1,883	108,661
Total debt securities	$24,121	$176,154	$159,768	$517,305	$877,348

Fair Value (1):
U.S. Government securities	$2,498	$62,091	$4,970	$—	$69,559
Residential mortgage-backed securities — nonagency	—	—	—	118,710	118,710
Residential mortgage-backed securities — agency	—	41,677	138,607	395,565	575,849
Corporate securities	21,632	71,538	14,571	2,111	109,852
Total debt securities	$24,130	$175,306	$158,148	$516,386	$873,970

Weighted Average Yield (2):
Total debt securities	1.99%	1.98%	1.95%	2.75%	2.43%

Investment Securities Held-to-Maturity	Distribution of Maturities (1)
December 31, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$7,192	$15,500	$22,692
Corporate securities	—	—	10,160	—	10,160
Total debt securities	$—	$—	$17,352	$15,500	$32,852

Fair Value (1):
Asset-backed securities	$—	$—	$7,286	$15,665	$22,951
Corporate securities	—	—	10,400	—	10,400
Total debt securities	$—	$—	$17,686	$15,665	$33,351

Weighted Average Yield (2):
Total debt securities	—%	—%	5.62%	3.62%	4.68%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 35%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $3.5 billion at December 31, 2017 and $2.8 billion at December 31, 2016. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we may obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic loans increased $275.3 million, or 13.2%, to $2.4 billion at December 31, 2017 from December 31, 2016. The $275.3 million increase was a result of stable economic conditions within our markets, leading to increased loan demand which included approximately $1.8 billion in loan fundings, offset by approximately $1.6 billion in paydowns. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans to organic loans, as these loans renewed and met our current underwriting standards.

Purchased Non-Credit Impaired Loans

Purchased non-credit impaired loans were $990.7 million at December 31, 2017, an increase of $427.4 million, or 75.9%, from December 31, 2016. The increase was attributed to $641.0 million in purchased non-credit impaired loans acquired from AloStar offset by $213.6 million in loan paydowns or payoffs.

Purchased Credit Impaired Loans

Our purchased credit impaired loans increased $15.0 million, or 9.3%, to $175.6 million at December 31, 2017 from December 31, 2016. The increase was attributed to $77.6 million in purchased credit impaired loans acquired from AloStar offset by $62.6 million in loan paydowns or payoffs.

The following tables summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	Years Ended December 31
	2017				2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount
Construction, land & land development	$412,540	$25,908	$13,545	$451,993	$500,018	$51,208	$16,537	$567,763
Other commercial real estate	949,594	218,660	86,748	1,255,002	754,790	209,531	60,742	1,025,063
Total commercial real estate	1,362,134	244,568	100,293	1,706,995	1,254,808	260,739	77,279	1,592,826
Residential real estate	196,225	96,529	40,332	333,086	144,295	144,596	54,507	343,398
Owner-occupied real estate	260,273	118,294	20,803	399,370	256,317	115,566	23,980	395,863
Commercial, financial & agricultural	430,205	529,184	14,051	973,440	327,381	36,206	4,533	368,120
Leases	52,396	—	—	52,396	71,724	—	—	71,724
Consumer	64,610	2,161	135	66,906	36,039	6,255	347	42,641
Total gross loans receivable, net of deferred fees	2,365,843	990,736	175,614	3,532,193	2,090,564	563,362	160,646	2,814,572
Allowance for loan and lease losses	(24,039)	(995)	(3,716)	(28,750)	(21,086)	(439)	(5,073)	(26,598)
Total loans, net	$2,341,804	$989,741	$171,898	$3,503,443	$2,069,478	$562,923	$155,573	$2,787,974

	Years Ended December 31
	2015				2014				2013
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	Organic Loans	Purchased Credit Impaired Loans	Total Amount
Construction, land & land development	$482,087	$18,598	$14,252	$514,937	$310,987	$2,166	$24,544	$337,697	$251,043	$35,383	$286,426
Other commercial real estate	661,062	74,506	40,742	776,310	609,478	26,793	58,680	694,951	550,474	67,573	618,047
Total commercial real estate	1,143,149	93,104	54,994	1,291,247	920,465	28,959	83,224	1,032,648	801,517	102,956	904,473
Residential real estate	140,613	69,053	64,011	273,677	91,448	43,669	78,793	213,910	66,835	95,240	162,075
Owner-occupied real estate	219,636	61,313	25,364	306,313	188,933	22,743	42,168	253,844	174,858	54,436	229,294
Commercial, financial & agricultural	181,513	14,216	1,050	196,779	90,930	11,635	1,953	104,518	71,006	4,289	75,295
Leases	71,539	—	—	71,539	19,959	—	—	19,959	—	—	—
Consumer	17,882	2,624	156	20,662	8,658	791	201	9,650	9,259	573	9,832
Total gross loans receivable, net of deferred fees	1,774,332	240,310	145,575	2,160,217	1,320,393	107,797	206,339	1,634,529	1,123,475	257,494	1,380,969
Allowance for loan and lease losses	(21,224)	(53)	(7,798)	(29,075)	(18,392)	—	(10,246)	(28,638)	(16,656)	(17,409)	(34,065)
Total loans, net	$1,753,108	$240,257	$137,777	$2,131,142	$1,302,001	$107,797	$196,093	$1,605,891	$1,106,819	$240,085	$1,346,904

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

The following table summarizes the maturity distribution of our held for investment loan portfolio by type (dollars in thousands):

December 31, 2017	One year or less	After one but within five years	After five years	Total
Commercial real estate	$519,641	$988,130	$199,224	$1,706,995
Residential real estate	52,363	128,548	152,175	333,086
Owner-occupied real estate	38,241	204,017	157,112	399,370
Commercial, financial & agricultural	230,375	639,863	103,202	973,440
Leases	479	51,081	836	52,396
Consumer	2,978	27,805	36,123	66,906
Total gross loans	$844,077	$2,039,444	$648,672	$3,532,193

The following table summarizes loans held for investment with maturity dates after one year and their interest rate characteristics (dollars in thousands):

December 31, 2017
Fixed interest rates	$1,018,317
Floating or adjustable interest rates	1,669,799
Total gross loans	$2,688,116

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

At December 31, 2017, our total ALLL for the loan portfolio was $28.8 million, an increase of $2.2 million compared to December 31, 2016. The ALLL reflected $4.0 million of net charge-offs and a $6.1 million provision for loan and lease losses on our total loan portfolio for the year ended December 31, 2017.

Organic loans

The ALLL on our organic loan portfolio is determined based on factors such as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans and economic conditions that may affect the borrower's ability to pay. The ALLL for organic loans consists of two components: a specific reserve and a general reserve. The specific reserve relates to loans that are individually evaluated for impairment and represents identified credit exposures that we believe it is probable that, based on current performance of the borrower and the underlying collateral, we will be unable to collect all amounts due according to the contractual terms of the loan. The general reserve is based on historical loss experience adjusted for current economic factors and relates to non-impaired loans. Historical losses are adjusted by a qualitative analysis that reflects several key economic indicators such as gross domestic product, unemployment and core inflation as well as asset quality trends, interest rate risk and unusual events or significant changes in personnel, policies and procedures. The qualitative analysis requires judgment by management and is subject to ongoing validation. The provision for loan and lease losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, nonperforming loans and net charge-offs, which may be more than our historical experience.

At December 31, 2017, our organic ALLL was $24.0 million, an increase of $3.0 million compared to December 31, 2016. The increase in our organic ALLL at December 31, 2017 is primarily from $2.1 million of net charge-offs partially offset by a $5.0 million provision for loan and lease losses charged to expense for the year ended December 31, 2017.

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

At December 31, 2017, our purchased non-credit impaired ALLL was $995,000, an increase of $556,000 compared to December 31, 2016. The increase in our purchased non-credit impaired ALLL at December 31, 2017 is primarily due to the calculated ALLL exceeding the remaining discount on certain credits and loan pools.

Purchased Credit Impaired Loans

In accordance with the accounting guidance for business combinations, there was no allowance for loan and lease losses brought forward on any purchased credit impaired loans at acquisition, as we adjusted the loan balances to fair value based on a discounted cash flow methodology that involves assumptions and judgments related to credit risk, default rates, loss severity, collateral values, discounts rates, payment speeds, prepayment risk, and liquidity risk. We then determined which purchased credit impaired loans would be placed into homogeneous risk pools and which would be specifically reviewed as part of the quarterly cash flow re-estimation process.

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

At December 31, 2017, our purchased credit impaired ALLL was $3.7 million, a decrease of $1.4 million compared to December 31, 2016. The decrease in the purchased credit impaired ALLL was primarily due to a decrease in the balance of our purchased credit impaired loan portfolio of $62.6 million, excluding the purchased credit impaired loans acquired from AloStar. The loans acquired from AloStar were recorded at fair value at the acquisition date of September 30, 2017 with no related ALLL. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at the applicable acquisition dates, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools. The provision for loan and lease losses charged to expense was negative $71,000 in 2017, compared to a negative provision of $3.4 million in 2016. The increase in provision expense was primarily attributed to net charge-offs partially offset by improved cash flow expectations during 2017.

The following table summarizes the activity in our ALLL related to our organic loans for the years presented (dollars in thousands):

	Years Ended December 31
ALLL: Organic Loans	2017	2016	2015	2014	2013
Balance, beginning of year	$21,086	$21,224	$18,392	$16,656	$14,660
Charge-offs:
Construction, land & land development	(187)	(2,122)	(3)	(1,267)	(4)
Other commercial real estate	(746)	—	—	—	(186)
Total commercial real estate	(933)	(2,122)	(3)	(1,267)	(190)
Residential real estate	(61)	(53)	—	(1)	(38)
Owner-occupied real estate	—	—	—	—	(49)
Commercial, financial & agricultural	(380)	(653)	(289)	(256)	(114)
Leases	(728)	(486)	—	—	—
Consumer	(360)	(97)	(21)	(28)	(26)
Total charge-offs	$(2,462)	$(3,411)	$(313)	$(1,552)	$(417)
Recoveries:
Construction, land & land development	—	—	—	291	160
Other commercial real estate	—	—	173	1	279
Total commercial real estate	—	—	173	292	439
Residential real estate	14	6	10	26	20
Owner-occupied real estate	—	45	—	5	5
Commercial, financial & agricultural	133	154	98	186	24
Leases	182	11	—	—	—
Consumer	44	7	7	4	5
Total recoveries	$373	$223	$288	$513	$493
Net (charge-offs) recoveries	(2,089)	(3,188)	(25)	(1,039)	76
Provision for loan and lease losses	5,042	3,050	2,857	2,775	1,920
Balance, end of year	$24,039	$21,086	$21,224	$18,392	$16,656
ALLL to organic loans	1.02%	1.01%	1.20%	1.39%	1.48%
Ratio of net charge-offs (recoveries) to average organic loans outstanding	.09%	.16%	—%	.08%	(.01)%

Our purchased non-credit impaired portfolio was established in the fourth quarter of 2014 and we did not have any charge-off or recovery activity on the purchased non-credit impaired portfolio until 2015. The following table summarizes the activity in our ALLL related to our purchased non-credit impaired loans for the years presented (dollars in thousands):

	Years Ended December 31
ALLL: Purchased Non-Credit Impaired Loans	2017	2016	2015
Balance, beginning of year	$439	$53	$—
Charge-offs:
Construction, land & land development	—	—	—
Other commercial real estate	(50)	—	—
Total commercial real estate	(50)	—	—
Residential real estate	(7)	(83)	(24)
Owner-occupied real estate	(80)	—	—
Commercial, financial & agricultural	(524)	(137)	—
Consumer	(9)	(3)	(24)
Total charge-offs	$(670)	$(223)	$(48)
Recoveries:
Construction, land & land development	2	—	—
Other commercial real estate	24	—	—
Total commercial real estate	26	—	—
Residential real estate	11	45	1
Owner-occupied real estate	—	—	—
Commercial, financial & agricultural	43	—	—
Consumer	7	18	6
Total recoveries	$87	$63	$7
Net charge-offs (recoveries)	(583)	(160)	(41)
Provision for loan and lease losses	1,139	546	94
Balance, end of year	$995	$439	$53
ALLL to purchased non-credit impaired loans	.10%	.08%	.02%
Ratio of net charge-offs to average purchased non-credit impaired loans outstanding	.10%	.08%	.01%

The following table summarizes the activity in our ALLL related to our purchased credit impaired loans for the years presented (dollars in thousands):

	Years Ended December 31
ALLL: Purchased Credit Impaired Loans	2017	2016	2015	2014	2013
Balance, beginning of year	$5,073	$7,798	$10,246	$17,409	$55,478
Charge-offs:
Construction, land & land development	(59)	(724)	(3,173)	(4,619)	(15,942)
Other commercial real estate	(387)	(212)	(4,078)	(7,683)	(9,612)
Total commercial real estate	(446)	(936)	(7,251)	(12,302)	(25,554)
Residential real estate	(140)	(977)	(1,441)	(1,228)	(2,697)
Owner-occupied real estate	(457)	(298)	(1,374)	(2,775)	(4,619)
Commercial & industrial	(238)	(273)	(1,929)	(1,409)	(2,856)
Consumer	(5)	(56)	(138)	(64)	(263)
Total charge-offs	$(1,286)	$(2,540)	$(12,133)	$(17,778)	$(35,989)
Recoveries:
Construction, land & land development	—	402	2,905	5,194	13,296
Other commercial real estate	—	1,879	2,421	3,488	5,365
Total commercial real estate	—	2,281	5,326	8,682	18,661
Residential real estate	—	401	382	1,491	5,500
Owner-occupied real estate	—	207	1,120	1,429	3,637
Commercial & industrial	—	232	1,080	1,714	3,494
Consumer	—	53	197	68	1,223
Total recoveries	$—	$3,174	$8,105	$13,384	$32,515
Net recoveries (charge-offs)	(1,286)	634	(4,028)	(4,394)	(3,474)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(71)	(3,359)	1,580	(2,769)	(34,595)
Amount attributable to FDIC loss share agreements	—	—	(1,045)	2,890	30,188
Total provision for loan and lease losses charged to operations	$(71)	$(3,359)	$535	$121	$(4,407)
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	1,045	(2,890)	(30,188)
Balance, end of year	$3,716	$5,073	$7,798	$10,246	$17,409
ALLL to purchased credit impaired loans	2.12%	3.16%	5.36%	4.97%	6.76%
Ratio of net (recoveries) charge-offs to average purchased credit impaired loans outstanding	.83%	(.48)%	2.30%	1.96%	1.03%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL for organic loans and the percentage of the total amount of organic loans in each loan category listed at the dates indicated (dollars in thousands):

	December 31
	2017		2016		2015		2014		2013
Organic Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans
Construction, land & land development	$3,987	11.7%	$5,705	17.8%	$8,185	22.3%	$6,199	19.0%	$3,667	18.2%
Other commercial real estate	9,050	26.9%	6,062	26.8%	5,422	30.6%	6,935	37.3%	7,496	39.9%
Total commercial real estate	13,037	38.6%	11,767	44.6%	13,607	52.9%	13,134	56.3%	11,163	58.1%
Residential real estate	2,809	5.6%	1,786	5.1%	2,053	6.4%	1,190	5.6%	1,015	4.8%
Owner-occupied real estate	2,075	7.4%	2,239	9.1%	1,920	10.2%	1,928	11.5%	2,535	12.7%
Commercial, financial & agricultural	4,535	12.2%	4,093	11.6%	2,509	8.4%	1,770	5.6%	1,799	5.1%
Leases	629	1.5%	655	2.5%	865	3.3%	262	1.2%	—	—%
Consumer	954	1.8%	546	1.3%	270.8%		108.5%		144.7%
Organic loans total	24,039	67.1%	21,086	74.2%	21,224	82.0%	18,392	80.7%	16,656	81.4%
Purchased credit impaired loans total	3,716	4.9%	5,073	5.9%	7,798	6.8%	10,246	12.7%	17,409	18.6%
Purchased non-credit impaired loans total	995	28.0%	439	19.9%	53	11.2%	—	6.6%	—	—%
Total	$28,750	100.0%	$26,598	100.0%	$29,075	100.0%	$28,638	100.0%	$34,065	100.0%

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

	December 31
	2017		2016		2015		2014
Purchased Non-Credit Impaired Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	% of Loans to Total Loans
Construction, land & land development	$133	0.7%	$88	1.8%	$—	0.9%	.1%
Other commercial real estate	97	6.2%	—	7.4%	—	3.4%	1.6%
Total commercial real estate	230	6.9%	88	9.2%	—	4.3%	1.7%
Residential real estate	664	2.7%	72	5.1%	53	3.2%	2.7%
Owner-occupied real estate	88	3.3%	44	4.1%	—	2.8%	1.4%
Commercial, financial & agricultural	8	15.0%	235	1.3%	—	.7%	.6%
Consumer	5	0.1%	—	.2%	—	.2%	.1%
Purchased non-credit impaired loans total	995	28.0%	439	19.9%	53	11.2%	6.6%
Organic loans total	24,039	67.1%	21,086	74.2%	21,224	82.0%	80.7%
Purchased credit impaired loans total	3,716	4.9%	5,073	5.9%	7,798	6.8%	12.7%
Total	$28,750	100.0%	$26,598	100.0%	$29,075	100.0%	100.0%

The following table presents the allocation of the ALLL on our purchased credit impaired loans and the percentage of the total amount of purchased credit impaired loans in each loan category listed at the dates indicated (dollars in thousands):

	December 31
	2017		2016		2015		2014		2013
Purchased Credit Impaired Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans	ALLL	% of Loans to Total Loans
Construction, land & land development	$743	0.4%	$754	0.6%	$1,516.7%		$1,987	1.6%	$4,341	2.5%
Other commercial real estate	963	2.4%	1,429	2.2%	1,872	1.9%	3,474	3.6%	6,885	4.9%
Total commercial real estate	1,706	2.8%	2,183	2.8%	3,388	2.6%	5,461	5.2%	11,226	7.4%
Residential real estate	1,242	1.1%	1,196	2.0%	1,893	3.0%	2,298	4.8%	2,481	6.9%
Owner-occupied real estate	718	0.6%	1,655	0.9%	2,449	1.2%	1,916	2.6%	1,950	3.9%
Commercial, financial & agricultural	42.4%		38.2%		60	—%	567.1%		1,680.3%
Consumer	8	—%	1	—%	8	—%	4	—%	72	—%
Purchased credit impaired loans total	3,716	4.9%	5,073	5.9%	7,798	6.8%	10,246	12.7%	17,409	18.6%
Organic loans total	24,039	67.1%	21,086	74.2%	21,224	82.0%	18,392	80.7%	16,656	81.4%
Purchased non-credit impaired loans total	995	28.0%	439	19.9%	53	11.2%	—	6.6%	—	—%
Total	$28,750	100.0%	$26,598	100.0%	$29,075	100.0%	$28,638	100.0%	$34,065	100.0%

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

Non purchased credit impaired loans that are (a) $500,000 or greater or (b) less than $500,000 and 180 days or more past due, that have been placed on nonaccrual are considered impaired and are valued at either the observable market price of the loan, the present value of expected future cash flows or, if collateral dependent, the fair value of the collateral less estimated costs to sell. The majority of these loans are collateral dependent and, therefore, are valued using the fair value of collateral. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

For nonaccrual organic impaired loans, we will record either a specific allowance or a charge-off against the ALLL if an impairment analysis indicates a collateral deficiency. For nonaccrual purchased non-credit impaired loans, if an impairment analysis indicates a collateral deficiency, a specific allowance or charge-off against the ALLL is recorded only if the collateral deficiency exceeds the fair value mark recognized at acquisition. The ALLL is evaluated quarterly to ensure it is sufficient to absorb all estimated credit losses in the loan portfolio given the facts and circumstances as of the evaluation date.

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

Loan modifications on purchased credit-impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At December 31, 2017, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose is transferred into OREO at the lower of its carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At December 31, 2017, OREO totaled $895,000, a decrease of $10.0 million from December 31, 2016. The decrease is mainly attributed to $10.6 million in sales of OREO, partially offset by $1.5 million of OREO acquired through foreclosure of loans receivable.

The following tables set forth our nonperforming assets at the years indicated (dollars in thousands):

	December 31
	2017	2016	2015	2014	2013
Organic Assets
Nonaccrual loans	$6,656	$6,234	$5,096	$5,546	$2,265
Accruing TDRs	566	—	—	—	—
Accruing loans 90 days or more past due	—	—	—	—	—
Total nonperforming loans	7,222	6,234	5,096	5,546	2,265
Other real estate owned	153	282	33	74	965
Total nonperforming organic assets	$7,375	$6,516	$5,129	$5,620	$3,230
Nonperforming organic loans to total organic loans	.31%	.30%	.29%	.42%	.20%
Nonperforming organic assets to total organic loans and other real estate owned	.31%	.31%	.29%	.43%	.29%

Purchased Non-Credit Impaired Assets
Nonaccrual loans	$5,821	$3,381	$1,280	$107	$—
Accruing TDRs	—	—	577	—	—
Accruing loans 90 days or more past due	—	—	—	—	—
Total nonperforming loans	5,821	3,381	1,857	107	—
Other real estate owned	—	—	—	—	—
Total nonperforming PNCI assets	$5,821	$3,381	$1,857	$107	$—
Nonperforming PNCI loans to total PNCI loans	.59%	.60%	.77%	.10%	—%
Nonperforming PNCI assets to total PNCI loans and other real estate owned	.59%	.60%	.77%	.10%	—%

Purchased Credit Impaired Assets
Other real estate owned	$742	$10,615	$10,497	$8,494	$46,222
Total nonperforming PCI assets	$742	$10,615	$10,497	$8,494	$46,222
Nonperforming PCI assets to total PCI other real estate owned	.42%	6.20%	6.73%	3.95%	15.22%

Total Nonperforming Assets
Total nonperforming loans	$13,043	$9,615	$6,953	$5,653	$2,265
Total nonperforming assets	$13,938	$20,512	$17,483	$14,221	$49,452
Total nonperforming loans to total loans	.37%	.34%	.32%	.35%	.16%
Total nonperforming assets to total loans and other real estate owned	.39%	.73%	.81%	.87%	3.46%
Nonperforming assets, defined as nonaccrual loans, troubled debt restructurings and other real estate owned, totaled $13.9 million, or .4% of total loans and other real estate owned, at December 31, 2017, compared to $20.5 million, or .7% at December 31, 2016. The $6.6 million decrease in nonperforming assets is primarily due to a $10.0 million decrease of in OREO, partially offset by the migration of a small group of credits to nonperforming loans.

At December 31, 2017 and 2016, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing interest. At December 31, 2017 and 2016, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $761,000 for 2017. Interest income recognized on organic and purchased non-credit impaired nonperforming loans was approximately $9,000 for 2017.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Management classifies potential problem loans as "Substandard" or "Doubtful". Potential problem loans not included in the nonperforming assets table above totaled $13.9 million, or .4% of total organic and purchased non-credit impaired loans outstanding, at December 31, 2017.
Deferred Tax Assets
At December 31, 2017, we had $15.6 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on taxable income in carryback years and the current forecast of taxable income that is sufficient to realize the net deferred tax assets during periods through which losses may be carried forward. The amount of taxable income available in the carryback years is approximately $114.9 million. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits
Total deposits at December 31, 2017 were $4.2 billion, an increase of $812.0 million from December 31, 2016. The increase was largely due to $705.6 million of deposits assumed in our acquisitions of AloStar and organic deposit growth of $106.4 million. Interest rates paid on specific deposit types are determined based on (i) interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Deposits are an important part of our overall client relationship, which provide us opportunities to cross sell other services.

The change in our overall deposit mix continued its trend through 2017, as we grew our noninterest-bearing deposits to $1.2 billion, representing 28.1% of total deposits. Of the $206.7 million increase from December 31, 2016 to December 31, 2017, $102.7 million was assumed in our acquisition of AloStar and $104.0 million was attributable to organic growth. Average noninterest-bearing deposits increased $168.7 million, or 19.8%, for the year ended December 31, 2017 compared to the same period in 2016.

Our interest-bearing transaction accounts increased $23.8 million from December 31, 2016 to December 31, 2017, of which $3.9 million were assumed in our acquisition of AloStar and $19.9 million was attributable to organic growth. Interest-bearing deposits in savings and money market accounts increased $333.4 million from December 31, 2016, primarily resulting from $293.6 million assumed in our acquisition of AloStar and $39.8 million attributable to organic growth.

Time deposits, excluding brokered and wholesale, increased $248.3 million during 2017, primarily due to our acquisition of AloStar, offset by net contraction of organic time deposits totaling $57.1 million.

Our continued focus on growing low cost deposit relationships resulted in an average cost of funds of 42 basis points for the year ended December 31, 2017, compared to 33 basis points for the year ended December 31, 2016. This is primarily due to an increase in the rate paid on savings and money market accounts acquired in our recent acquisitions, a shift in the mix of interest-bearing deposits to savings and money market accounts, and the assumption of higher-yielding internet time deposits in our acquisition of AloStar.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	December 31
	2017		2016		2015
	Amount	% of total	Amount	% of total	Amount	% of total
Noninterest-bearing demand deposits	$1,191,106	28.1%	$984,419	28.7%	$826,216	28.9%
Interest-bearing transaction accounts	688,150	16.2%	664,350	19.4%	588,391	20.6%
Savings and money market deposits	1,626,238	38.3%	1,292,867	37.7%	1,074,190	37.5%
Time deposits less than $250,000	560,529	13.2%	388,164	11.3%	279,449	9.8%
Time deposits $250,000 or greater	154,604	3.7%	78,685	2.3%	41,439	1.4%
Brokered and wholesale time deposits	22,508.5%		22,680.6%		52,277	1.8%
Total deposits	$4,243,135	100.0%	$3,431,165	100.0%	$2,861,962	100.0%

The maturity distribution of our time deposits of $250,000 or greater is as follows (dollars in thousands):

December 31, 2017
Three months or less	$40,283
Over three through six months	41,687
Over six though twelve months	41,601
Over twelve months	31,033
Total time deposits of $250,000 or greater	$154,604

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods presented (dollars in thousands):

	Years Ended December 31
	2017		2016		2015
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$1,020,343	—%	$851,610	—%	$757,639	—%
Interest-bearing transaction accounts	608,282.12%		540,593.12%		518,770.14%
Savings and money market deposits	1,460,124.67%		1,078,496.54%		1,059,523.46%
Time deposits	510,252.83%		393,089.64%		359,284.36%
Brokered and wholesale time deposits	33,527	1.07%	28,938	1.00%	78,135.97%
Total deposits	$3,632,528		$2,892,726		$2,773,351

Capital Resources

We maintain an adequate capital base to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At December 31, 2017, shareholders' equity was $641.6 million, or 12.9% of total assets, compared to $613.6 million, or 14.5% of total assets, at December 31, 2016. The primary factors affecting changes in shareholders' equity was our net income, offset by dividends declared during the year ended December 31, 2017.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	December 31, 2017		December 31, 2016
Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)	Minimum Requirement	Well-capitalized (1)
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%	6.00%	8.00%
Total Capital	8.00%	10.00%	8.00%	10.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At December 31, 2017 and 2016, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the regulatory capital ratios for both the Company and State Bank at the dates indicated:

	December 31
	2017	2016
Company
Tier 1 leverage ratio	11.24%	14.90%
CET1 capital ratio	12.61%	14.78%
Tier 1 risk-based capital ratio	12.61%	14.78%
Total risk-based capital ratio	13.28%	15.52%

State Bank
Tier 1 leverage ratio	9.90%	13.18%
CET1 capital ratio	11.10%	13.06%
Tier 1 risk-based capital ratio	11.10%	13.06%
Total risk-based capital ratio	11.77%	13.81%

At December 31, 2017, the leverage ratios for both the Company and State Bank decreased compared to December 31, 2016, primarily due to increase in our average assets related to our recent acquisitions and organic growth. At December 31, 2017, Tier 1 and Total Risk-Based Capital ratios declined for both the Company and State Bank compared to December 31, 2016 as a result of the increase in risk-weighted assets during the year ended December 31, 2017. The increase in risk-weighted assets was attributable to the assets acquired from AloStar and organic loan growth.

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. At December 31, 2017, State Bank had no capacity to pay dividends to the Company without prior regulatory approval. In 2018, State Bank expects to have the capacity to pay $24.0 million in dividends to the Company without prior regulatory approval.

At December 31, 2017, the Company had $55.1 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes. On February 7, 2018, we declared a quarterly dividend of $.20 per common share to be paid on March 13, 2018 to shareholders of record of our common stock as of March 5, 2018.

We currently have a level of capitalization that will support significant growth, and the long term management of our capital position is an area of significant strategic focus. We actively seek and regularly evaluate opportunities to acquire additional financial institutions as well as acquisitions that would complement or expand our present product capabilities. In accordance with this approach, we closed on mergers with Georgia-Carolina Bancshares, Inc. in 2015, NBG Bancorp, Inc. and S Bankshares, Inc. in 2016, and AloStar in 2017. We also purchased Boyett Agency, LLC, an independent insurance agency, and the equipment finance origination platform of Patriot Capital Corporation in 2015. To the extent that we are unable to appropriately leverage our capital with organic growth and acquisitions, we will actively consider alternative means of normalizing our level of capitalization, including increasing our quarterly dividend, paying a special dividend and/or repurchasing shares (including purchases under the Rule 10b-18 plan we announced on February 11, 2016, which the Company extended through February 24, 2019).

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, which may require the payment of a fee by the borrower. At December 31, 2017, unfunded commitments to extend credit were $979.6 million. A significant portion of the unfunded commitments related to commercial and residential real estate construction, commercial lines of credit and consumer equity lines of credit. Based on experience, we anticipate a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At December 31, 2017, there were commitments totaling approximately $17.4 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as disclosed in Note 19 to our consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
December 31, 2017	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual Obligations:
Time deposits, including accrued interest payable	$741,163	$575,950	$147,858	$17,355	$—
Operating lease obligations	20,782	4,627	6,608	6,029	3,518
Repurchase agreements	25,209	25,209	—	—	—
Total contractual obligations	$787,154	$605,786	$154,466	$23,384	$3,518

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

At December 31, 2017, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $230.9 million, or 4.7% of total assets, compared to $149.6 million, or 3.5% of total assets at December 31, 2016. The increase in our liquid assets was primarily due to deposit growth. Our available-for-sale securities at December 31, 2017 amounted to $874.0 million, or 17.6% of total assets, compared to $847.2 million, or 20.1% of total assets at December 31, 2016. Investment securities with an aggregate fair value of $116.1 million and $368.3 million at December 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our unpledged securities was due to investment of excess cash and reductions in pledging requirements as a result of implementation of a new Georgia Secure Deposit Program that reduced pledging requirements for qualified participating banks.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits, excluding brokered deposits, have historically provided a sizeable source of relatively stable and low-cost funds. At December 31, 2017, customer deposits, excluding brokered deposits. were 116.2% of net loans, compared with 119.7% at December 31, 2016. We maintain nine federal funds lines of credit with correspondent banks totaling $200.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from whom we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2017, we had no advances from the FHLB and a remaining credit availability of $150.9 million. In addition, we maintain a line with the Federal Reserve Bank's discount window of $535.3 million secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we are able to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At December 31, 2017, we had interest rate swaps and caps, designated as hedging instruments, with aggregate notional amounts of $141.9 million and $200.0 million, respectively. The fair value of these derivative financial assets was $2.0 million at December 31, 2017, compared to $1.8 million at December 31, 2016 and the fair value of these derivative financial liabilities was $116,000 at December 31, 2017, compared to $641,000 at December 31, 2016. Note 13 to the consolidated financial statements located in Part II, Item 8 of this Annual Report on Form 10-K provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing January 1, 2018. Based on the simulation run at December 31, 2017, annual net interest income would be expected to increase approximately 5.82%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 11.52%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 8.10%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The slight decrease in asset sensitivity at December 31, 2017 was primarily due to an increase of more rate sensitive deposits.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	December 31, 2017	December 31, 2016
+200	11.52%	12.73%
+100	5.82	6.02
-100	(8.10)	(6.07)
-200	Not meaningful	Not meaningful

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's December 31, 2017 Annual Report on Form 10-K under the heading "Asset/Liability Management", which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Selected Quarterly Financial Data (Unaudited)

	2017
	Quarterly Periods Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Selected Results of Operations
Interest income	$63,631	$47,702	$49,847	$47,197
Interest expense	5,614	3,370	3,369	3,239
Net interest income	58,017	44,332	46,478	43,958
Provision for loan and lease losses	2,848	415	1,845	1,002
Noninterest income	10,140	9,682	10,476	9,459
Noninterest expense	40,684	31,571	31,997	34,565
Income before income taxes	24,625	22,028	23,112	17,850
Income taxes	19,248	7,592	7,909	6,292
Net income	$5,377	$14,436	$15,203	$11,558

Common Share Data
Basic earnings per share	$.14	$.37	$.39	$.30
Diluted earnings per share	$.14	$.37	$.39	$.30
Cash dividends declared per share	$.14	$.14	$.14	$.14

Weighted Average Common Shares Outstanding
Basic	38,009,181	37,918,753	37,896,125	37,867,718
Diluted	38,068,619	37,963,141	37,942,483	37,954,585

Market Data
High Sales Price	$31.75	$28.85	$28.38	$28.25
Low Sales Price	$27.56	$25.41	$24.65	$24.16
Period-end Closing	$29.84	$28.65	$27.12	$26.12
Average Daily Trading Volume	100,116	84,171	112,652	116,445

Selected Quarterly Financial Data (Unaudited) (Continued)

	2016
	Quarterly Periods Ended
(dollars in thousands, except per share amounts)	December 31	September 30	June 30	March 31
Selected Results of Operations
Interest income	$41,777	$40,629	$44,093	$38,758
Interest expense	2,631	2,504	2,371	2,113
Net interest income	39,146	38,125	41,722	36,645
Provision for loan and lease losses	277	88	6	(134)
Noninterest income	9,911	9,769	10,230	9,391
Noninterest expense	32,875	28,480	30,674	28,898
Income before income taxes	15,905	19,326	21,272	17,272
Income taxes	5,578	6,885	7,287	6,434
Net income	$10,327	$12,441	$13,985	$10,838

Common Share Data
Basic earnings per share	$.28	$.34	$.38	$.29
Diluted earnings per share	$.28	$.34	$.37	$.29
Cash dividends declared per share	$.14	$.14	$.14	$.14

Weighted Average Common Shares Outstanding
Basic	35,904,009	35,863,183	35,822,654	36,092,269
Diluted	36,009,098	35,965,948	35,923,691	36,187,662

Market Data
High Sales Price	$27.50	$23.30	$21.99	$20.81
Low Sales Price	$21.15	$19.77	$18.65	$17.34
Period-end Closing	$26.86	$22.82	$20.35	$19.76
Average Daily Trading Volume	109,794	63,102	88,128	129,013

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted, management excluded from its assessment of internal control over financial reporting the AloStar Bank of Commerce acquisition made during 2017, which is described in Note 2 to the Consolidated Financial Statements. The total assets and total interest income from this acquisition comprised approximately 15.7% of total consolidated assets at December 31, 2017 and approximately 7.8% of total consolidated interest income for the year ended December 31, 2017. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

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

The Company’s independent registered public accounting firm, Dixon Hughes Goodman LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2017, is included in this Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
State Bank Financial Corporation

Opinion on Internal Control Over Financial Reporting

We have audited State Bank Financial Corporation and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, State Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of State Bank Financial Corporation as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, and our report dated February 23, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2017 has excluded AloStar Bank of Commerce acquired on September

30, 2017. Accordingly, we have also excluded AloStar bank of Commerce from the scope of our audit of internal control over financial reporting. AloStar Bank of Commerce comprised approximately 15.7% of total consolidated assets at December 31, 2017 and approximately 7.8% of total consolidated interest income for the year ended December 31, 2017.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
State Bank Financial Corporation:

Opinion on the Financial Statements
We have audited the accompanying balance sheets of State Bank Financial Corporation and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Dixon Hughes Goodman LLP
We have served as the Company's auditor since 2009.
Atlanta, Georgia
February 23, 2018

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	December 31
	2017	2016
Assets
Cash and amounts due from depository institutions	$17,438	$13,219
Interest-bearing deposits in other financial institutions	211,142	132,851
Federal funds sold	2,297	3,523
Cash and cash equivalents	230,877	149,593
Investment securities available-for-sale	873,970	847,178
Investment securities held-to-maturity (fair value of $33,351 and $67,435 at 2017 and 2016, respectively)	32,852	67,063
Loans	3,532,193	2,814,572
Allowance for loan and lease losses	(28,750)	(26,598)
Loans, net	3,503,443	2,787,974
Loans held-for-sale (includes loans at fair value of $25,791 and $35,813 at 2017 and 2016, respectively)	36,211	52,169
Other real estate owned	895	10,897
Premises and equipment, net	51,794	52,056
Goodwill	84,564	77,084
Other intangibles, net	11,034	12,749
SBA servicing rights	4,069	3,477
Bank-owned life insurance	67,313	65,371
Other assets	61,560	99,248
Total assets	$4,958,582	$4,224,859
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$1,191,106	$984,419
Interest-bearing deposits	3,052,029	2,446,746
Total deposits	4,243,135	3,431,165
Federal funds purchased and securities sold under agreements to repurchase	25,209	27,673
FHLB Borrowings	—	47,014
Notes payable	398	398
Other liabilities	48,289	104,976
Total liabilities	4,317,031	3,611,226
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding at 2017 and 2016, respectively	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 38,992,163 and 38,845,573 shares issued and outstanding at 2017 and 2016, respectively	390	388
Additional paid-in capital	413,583	409,736
Retained earnings	230,145	205,966
Accumulated other comprehensive loss, net of tax	(2,567)	(2,457)
Total shareholders' equity	641,551	613,633
Total liabilities and shareholders' equity	$4,958,582	$4,224,859

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

	Years Ended December 31
	2017	2016	2015
Interest income:
Loans	$151,258	$103,024	$92,938
Loan accretion	34,096	43,310	49,830
Investment securities	22,258	18,629	15,214
Deposits with other financial institutions	766	294	609
Total interest income	208,378	165,257	158,591
Interest expense:
Deposits	15,059	9,331	7,673
FHLB borrowings	463	140	3
Notes payable	38	105	210
Federal funds purchased and repurchase agreements	32	43	36
Total interest expense	15,592	9,619	7,922
Net interest income	192,786	155,638	150,669
Provision for loan and lease losses	6,110	237	3,486
Net interest income after provision for loan and lease losses	186,676	155,401	147,183
Noninterest income:
Amortization of FDIC receivable for loss share agreements	—	—	(16,488)
Service charges on deposits	6,191	5,440	5,976
Mortgage banking income	11,341	12,319	11,250
SBA income	6,491	6,458	5,539
Payroll and insurance income	6,098	5,625	4,709
ATM income	3,382	3,008	2,981
Bank-owned life insurance income	1,942	1,930	1,926
(Loss) gain on sale of investment securities	(1,453)	489	354
Other	5,765	4,032	3,864
Total noninterest income	39,757	39,301	20,111
Noninterest expense:
Salaries and employee benefits	91,844	78,775	83,295
Occupancy and equipment	13,372	12,169	12,432
Data processing	10,204	8,514	9,190
Legal and professional fees	4,376	4,695	5,071
Merger-related expenses	5,330	3,961	1,730
Marketing	2,102	2,216	2,318
Federal deposit insurance premiums and other regulatory fees	1,700	1,744	2,100
Loan collection costs and OREO activity	(716)	(579)	(1,597)
Amortization of intangibles	2,815	2,102	1,804
Other	7,790	7,330	7,079
Total noninterest expense	138,817	120,927	123,422
Income before income taxes	87,616	73,775	43,872
Income tax expense	41,042	26,184	15,449
Net income	$46,574	$47,591	$28,423
Basic earnings per share	$1.20	$1.29	$.79
Diluted earnings per share	$1.19	$1.28	$.77
Cash dividends declared per common share	$.56	$.56	$.32
Weighted Average Shares Outstanding:
Basic	37,923,320	35,931,528	34,810,855
Diluted	37,994,657	36,033,643	36,042,719
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Years Ended December 31
	2017	2016	2015
Net income	$46,574	$47,591	$28,423
Other comprehensive income (loss), net of tax:
Net change in unrealized losses	(2,816)	(1,910)	(9,249)
Amortization of net unrealized losses on securities transferred to held-to-maturity	196	(3)	—
Amounts reclassified for losses realized and included in earnings	3,071	682	192
Other comprehensive income (loss), before income taxes	451	(1,231)	(9,057)
Income tax expense (benefit)	108	(408)	(3,503)
Other comprehensive income (loss), net of income taxes	343	(823)	(5,554)
Comprehensive income	$46,917	$46,768	$22,869

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
(Dollars in thousands, except per share amounts)

	Warrants	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2014	2,581,191	32,269,604	$323	$297,479	$162,373	$3,920	$464,095
Exercise of stock warrants	(2,408,446)	1,401,188	14	533	—	—	547
Share-based compensation	—	—	—	3,595	—	—	3,595
Restricted stock activity	—	552,086	6	50	(83)	—	(27)
Issuance of common stock	—	2,854,970	28	57,014	—	—	57,042
Other comprehensive loss	—	—	—	—	—	(5,554)	(5,554)
Common stock dividends, $.32 per share	—	—	—	—	(11,631)	—	(11,631)
Net income	—	—	—	—	28,423	—	28,423
Balance, December 31, 2015	172,745	37,077,848	$371	$358,671	$179,082	$(1,634)	$536,490
Exercise of stock warrants	(38,833)	30,180	—	200	—	—	200
Share-based compensation	—	—	—	3,889	—	—	3,889
Repurchase of common stock	—	(270,715)	(3)	(5,125)	—	—	(5,128)
Restricted stock activity	—	71,016	1	85	(26)	—	60
Issuance of common stock	—	1,937,244	19	52,016	—	—	52,035
Other comprehensive loss	—	—	—	—	—	(823)	(823)
Common stock dividends, $.56 per share	—	—	—	—	(20,681)	—	(20,681)
Net income	—	—	—	—	47,591	—	47,591
Balance, December 31, 2016	133,912	38,845,573	$388	$409,736	$205,966	$(2,457)	$613,633
Exercise of stock warrants	(51,008)	35,211	1	—	—	—	1
Share-based compensation	—	—	—	3,791	—	—	3,791
Restricted stock activity	—	90,175	1	(694)	(481)	—	(1,174)
Stock option activity	—	8,718	—	415	(553)	—	(138)
Issuance of common stock	—	12,486	—	335	—	—	335
Adoption of ASU 2018-02					453	(453)	—
Other comprehensive income	—	—	—	—	—	343	343
Common stock dividends, $.56 per share	—	—	—	—	(21,814)	—	(21,814)
Net income	—	—	—	—	46,574	—	46,574
Balance, December 31, 2017	82,904	38,992,163	$390	$413,583	$230,145	$(2,567)	$641,551
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Dollars in thousands)

	Years Ended December 31
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$46,574	$47,591	$28,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	11,649	11,330	11,393
Provision for loan and lease losses	6,110	237	3,486
Accretion on acquisitions, net	(34,096)	(43,310)	(47,890)
Gains on sales of other real estate owned	(1,763)	(1,672)	(4,532)
Writedowns of other real estate owned	226	587	969
Net decrease in FDIC receivable for covered losses	—	—	6,250
Funds paid to FDIC	—	—	(1,784)
Loss share termination	—	—	16,959
Deferred income tax expense (benefit)	10,632	13,045	(24,828)
Proceeds from sales of mortgage loans held-for-sale	494,920	534,597	512,466
Proceeds from sales of SBA loans held-for-sale	55,541	59,081	46,512
Originations of mortgage loans held-for-sale	(472,912)	(509,355)	(508,117)
Originations of SBA loans held-for-sale	(44,353)	(63,882)	(48,254)
Mortgage banking activities	(11,341)	(12,319)	(11,250)
Gains on sales of SBA loans	(5,252)	(5,425)	(4,387)
Losses (gains) on sales of available-for-sale securities	1,453	(489)	(354)
Share-based compensation expense	3,791	3,889	3,595
Changes in fair value of SBA servicing rights	621	472	(40)
Changes in other assets and other liabilities, net	8,027	(14,657)	(7,402)
Net cash provided by (used in) operating activities	69,827	19,720	(28,785)
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(382,683)	(298,814)	(648,133)
Proceeds from sales and calls of investment securities available-for-sale	233,946	113,589	364,023
Proceeds from maturities and paydowns of investment securities available-for-sale	191,602	183,123	155,493
Proceeds from maturities and paydowns of investment securities held-to-maturity	39,373	—	—
Purchase of investment securities held-to-maturity	(5,000)	(10,500)	—
Loan originations, repayments and resolutions, net	29,573	(191,683)	(195,373)
Purchases of loans	—	(1,300)	—
Net purchases of premises and equipment	(2,260)	(1,747)	(720)
Proceeds from sales of other real estate owned	12,349	4,987	17,608
Net cash (paid) received in excess of assets and liabilities acquired in purchase business combinations	(137,714)	3,661	(14,958)
Net cash used in investing activities	(20,814)	(198,684)	(322,060)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY Consolidated Statements of Cash Flows (Continued) (Dollars in thousands)

	Years Ended December 31
	2017	2016	2015
Cash Flows from Financing Activities
Net increase in noninterest-bearing customer deposits	104,034	83,422	168,033
Net increase (decrease) in interest-bearing customer deposits	2,335	103,519	(115,408)
Proceeds from FHLB advances	980,000	655,000	60,000
Repayments of FHLB advances	(1,027,014)	(655,000)	(60,000)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(2,464)	(6,457)	4,591
Payment of contingent consideration	(1,495)	(150)	—
Net decrease in notes payable	—	(1,414)	(959)
Repurchase of common stock	—	(5,128)	—
Issuance of common stock	1	200	547
Stock option activity	(138)	—	—
Restricted stock activity	(1,174)	(116)	(124)
Dividends paid to shareholders	(21,814)	(20,681)	(11,631)
Net cash provided by financing activities	32,271	153,195	45,049
Net increase (decrease) in cash and cash equivalents	81,284	(25,769)	(305,796)
Cash and cash equivalents, beginning	149,593	175,362	481,158
Cash and cash equivalents, ending	$230,877	$149,593	$175,362

Cash Paid During the Period for:
Interest expense	$14,154	$7,576	$7,158
Income taxes	18,960	21,815	36,170
Supplemental Disclosure of Noncash Investing and Financing Activities:
Goodwill and fair value acquisition adjustments	$7,480	$40,727	$25,751
Unrealized losses (gains) on securities and cash flow hedges, net of tax	343	(823)	(5,554)
Transfer of investment securities available-for-sale to held-to-maturity	—	56,595	—
Transfers of loans to other real estate owned	1,500	3,260	9,825
Transfers of banking premises (from) to other real estate owned	(690)	—	560
Acquisitions:
Assets acquired	$909,117	$484,158	$529,172
Liabilities assumed	713,663	434,398	462,050
Net assets	195,454	49,760	67,122

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

State Bank and Trust Company was organized as a Georgia-state chartered bank, which opened October 4, 2005. The Bank is primarily regulated by the FDIC and undergoes periodic examinations by this regulatory authority. On July 24, 2009, State Bank and Trust Company closed on investment agreements under which new investors infused $292.1 million, gross (before expenses), of additional capital into the Bank, which resulted in a successor entity. This significant recapitalization resulted in a change of control and a new basis of accounting was applied. At the annual shareholders' meeting held March 11, 2010, approval was granted through proxy vote for the formation of a bank holding company. The required regulatory approval was obtained in July 2010 and the holding company reorganization was completed July 23, 2010.

Between July 24, 2009 and December 31, 2017, the Company successfully completed 17 bank acquisitions totaling $6.0 billion in assets and $5.2 billion in deposits. The acquisitions include the Company's acquisitions of NBG Bancorp, Inc. and S Bankshares, Inc., the holding companies for The National Bank of Georgia and S Bank, respectively, both of which closed on December 31, 2016. The acquisitions also include the Bank's acquisition of AloStar Bank of Commerce, which closed on September 30, 2017.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to prevailing practices within the financial institutions industry. The following is a summary of the significant accounting policies that the Company follows in presenting its consolidated financial statements.

Nature of Business

        State Bank Financial Corporation is a bank holding company whose primary business is conducted through 32 full-service branch offices of State Bank and Trust Company, its wholly-owned banking subsidiary. Through the Bank, the Company operates a full service banking business and offers a broad range of commercial and retail banking products to its customers throughout seven of Georgia's eight largest MSAs. The Company is subject to regulations of certain federal and state agencies and is periodically examined by those regulatory agencies.

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

Investments

Management determines the appropriate classifications of investment securities at the time of purchase and reevaluates such designation as needed. At December 31, 2017 and 2016, the Company classified all of its investment securities as either available-for-sale or held-to-maturity. Investment securities available-for-sale are reported at fair value, as determined by independent quotations. Investment securities held-to-maturity represent those securities management has the positive intent and ability to hold to maturity and are reported at amortized cost. Purchase premiums and discounts on investment securities are amortized and accreted to interest income using the effective interest rate method over the remaining lives of the securities, taking into consideration assumed prepayment patterns. Realized gains and losses are derived using the specific identification method for determining the cost of securities sold and are recognized on the trade date.

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

Unrealized losses, other than those determined to be other-than-temporary, and unrealized gains on available-for-sale are excluded from net income and are reported, net of tax, in other comprehensive income and in accumulated other comprehensive income (loss), a separate component of shareholders' equity. A decline in the market value of any security below cost that is deemed other-than-temporary results in a charge to earnings and the establishment of a new cost basis for that security. At December 31, 2017 and 2016, the Company did not have any securities with other than temporary impairment.

Investment in stock of the Federal Home Loan Bank ("FHLB") is required of every federally insured financial institution which utilizes the FHLB's services. The investment in FHLB stock is included in "other assets" at its original cost basis, as cost approximates fair value since there is no readily determinable market value for such investments given the redemptive provision of the FHLB. The Company acquired Federal Reserve Bank ("FRB") stock in its acquisition of NBG Bancorp, Inc. The investment in FRB stock is included in "other assets" at its original cost basis, as cost approximates fair value since there is no readily determinable market value for such investments.

Organic Loans

        Organic loans, defined as loans not purchased in the acquisition of an institution or credit impaired portfolio, are loans management has the intent and ability to hold for the foreseeable future, until maturity, or until payoff. Organic loans are reported at their principal amounts outstanding, net of unearned income, deferred loan fees and origination costs, and unamortized premiums or discounts on purchased participation loans. Interest income is recognized using the simple interest method on the daily balance of the principal amount outstanding. Unearned income, primarily arising from deferred loan fees net of certain origination costs, is recognized as an adjustment of the related loan yield.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Past due status is based on the contractual terms of the loan agreement. Generally, the accrual of interest income is discontinued and loans are placed on nonaccrual status when reasonable doubt exists as to the full, timely collection of interest or principal or when they reach 90 days past due. Interest previously accrued but not collected is reversed against current period interest income when such loans are placed on nonaccrual status. Interest on nonaccrual loans when ultimately collected is recorded as a principal reduction. Nonaccrual loans are returned to accrual status when all principal and interest amounts contractually due are brought current. In addition, the future payments must be reasonably assured along with a period of at least six months of repayment performance by the borrower depending on the contractual payment terms. When it has been determined that a loan cannot be collected in whole or in part, then the uncollectible portion is charged-off.

The Company considers an organic loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, loans for which the terms have been modified and for which (i) the borrower is experiencing financial difficulties and (ii) a concession has been granted to the borrower by the Company are considered troubled debt restructurings ("TDRs") and are included in impaired loans. The Company's policy requires that impaired loans be individually evaluated for impairment if either 1) contractual balances are $500,000 and greater or 2) less than $500,000 and 180 day past due or greater. Loans are reviewed for impairment based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral less disposal costs, as applicable, if the loan is collateral dependent. The Company's policy requires that large pools of smaller balance homogeneous loans, such as consumer, residential and installment loans, be collectively evaluated for impairment by the Company. Impairment losses are included in the allowance for loan and lease losses through a provision charge to earnings. All loans considered impaired are placed on nonaccrual status in accordance with policy. The interest portion of cash receipts on impaired loans are recorded as income when received unless full recovery of principal is in doubt whereby cash received is recorded as a reduction to the Company's recorded investment in the loan.

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

Purchased credit impaired loans ("PCI loans")

Purchased credit impaired loans, defined as acquired loans, which at acquisition, management determined it was probable that the Company would be unable to collect all contractual principal and interest payments due, are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration are recorded net of a nonaccretable discount and, if appropriate, an accretable discount. The nonaccretable discount, which is excluded from the carrying amount of acquired loans, is the difference between the contractually required payments and the cash flows expected to be collected at acquisition. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between actual prepayments and expected prepayments does not affect the nonaccretable discount. Subsequent decreases to the expected cash flows will result in a provision for loan losses. Subsequent increases in the amount of cash expected to be collected from the borrower results in the reversal of any previously-recorded provision for loan and lease losses and related allowance for loan and lease losses, and then as a prospective increase in the accretable discount on the purchased credit impaired loans.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SBA Loans Held-for-Sale

SBA loans held-for-sale are recorded at the lower of cost or market. Any loans subsequently transferred to the held for investment portfolio are transferred at the lower of cost or market at that time. For SBA loans, fair value is determined on an individual loan basis primarily based on loan performance and available market information. Origination fees and costs for SBA loans held-for-sale are capitalized as part of the basis of the loan and are included in the calculation of realized gains and losses upon sale. Gains and losses are classified on the consolidated statements of income as noninterest income - SBA income. All SBA loan sales are executed on a servicing retained basis - refer to SBA Servicing Rights below for more information.

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

Prior to termination of the Company's loss share agreements with the FDIC in May 2015, OREO formerly covered under the agreements were reported exclusive of expected reimbursement cash flows from the FDIC. Subsequent adjustments to the estimated recoverable value of the other real estate resulted in a reduction of other real estate and a charge to other expense. The FDIC receivable was increased for the estimated amount to be reimbursed, with a corresponding offsetting amount recorded to other expense. Costs associated with holding the formerly covered other real estate were charged to noninterest expense, net of any expected reimbursements from the FDIC relating to previously covered external expenses.

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

Mortgage Derivatives

The Company enters derivative financial instruments to manage interest rate risk and pricing risk associated with is mortgage banking activities. These instruments may include interest rate lock commitments and forward commitments. All mortgage derivatives are recognized on the consolidated statements of financial condition as other assets or other liabilities, as applicable, at estimated fair value and are not accounted for as hedges. Interest rate lock commitments are agreements to fund fixed-rate mortgage loans to customers. Forward commitments are agreements to sell fixed-rate mortgage loans to investors. Changes in fair value are recognized as a component of "mortgage banking income" on the consolidated statements of income.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Adoption of New Accounting Standards

ASU 2018-02 — In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow for a reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and the Company elected to early adopt this guidance effective December 31, 2017. The adoption resulted in a reclassification of stranded tax effects of $453,000 from accumulated other comprehensive income (loss) to retained earnings.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2016-13 — In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the credit loss model on financial instruments measured at amortized cost, available for sale securities and certain purchased financial instruments. Credit losses on financial instruments measured at amortized cost will be determined using a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Purchased financial assets with more-than-insignificant credit deterioration since origination ("PCD assets") measured at amortized cost will have an allowance for credit losses established at acquisition as part of the purchase price. Subsequent increases or decreases to the allowance for credit losses on PCD assets will be recognized in the income statement. Interest income should be recognized on PCD assets based on the effective interest rate, determined excluding the discount attributed to credit losses at acquisition. Credit losses relating to available-for-sale debt securities will be recognized through an allowance for credit losses. The amount of the credit loss is limited to the amount by which fair value is below amortized cost of the available-for-sale debt security. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period adopted. A prospective approach is required for securities with other-than-temporary impairment recognized prior to adoption. The Company is still reviewing the impact of the adoption of this guidance

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and has established a cross-functional implementation team. The Company expects the allowance for credit losses to increase upon adoption with a corresponding adjustment to retained earnings. The ultimate amount of the increase will depend on the portfolio composition, credit quality, economic conditions and reasonable and supportable forecasts at that time.

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

ASU 2016-01 — In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU (i) require equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminate the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is prohibited except for the presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk which may be early adopted. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

NOTE 2: ACQUISITIONS

Acquisition of AloStar Bank of Commerce

On September 30, 2017, State Bank completed its acquisition of AloStar Bank of Commerce ("AloStar"). State Bank Interim Corp., a wholly-owned subsidiary of State Bank, merged with and into AloStar, immediately followed by the merger of AloStar with and into State Bank. Under the terms of the merger agreement, each share of AloStar common stock was converted into the right to receive $24.26 in cash. Total consideration paid was approximately $195.0 million.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed and the consideration payable by the Company at the acquisition date (dollars in thousands):

	As Recorded by AloStar Bank of Commerce	Fair Value Adjustments		As Recorded by the Company
Assets
Cash and cash equivalents	$91,571	$—		$91,571
Investment securities available-for-sale	76,436	(195)	(a)	76,241
Loans, net	728,319	(9,763)	(b)	718,556
Core deposit intangible	—	856	(c)	856
Premises and equipment, net	507	—		507
Other assets	11,430	2,233	(d)	13,663
Total assets acquired	$908,263	$(6,869)		$901,394
Liabilities
Deposits:
Noninterest-bearing	$102,653	$—		$102,653
Interest-bearing	603,069	(121)	(e)	602,948
Total deposits	705,722	(121)		705,601
Other liabilities	7,912	—		7,912
Total liabilities assumed	713,634	(121)		713,513
Net identifiable assets acquired over liabilities assumed	$194,629	$(6,748)		$187,881
Goodwill	$—	$7,088		$7,088
Net assets acquired over liabilities assumed	$194,629	$340		$194,969
Consideration:
Cash consideration	194,969
Fair value of total consideration transferred	$194,969

Explanation of fair value adjustments

(a)	Adjustment reflects the loss on certain securities that were sold immediately following the closing that was deemed to be a more accurate representation of fair value.
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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents certain pro forma information as if AloStar had been acquired on January 1, 2015 (dollars in thousands, except per share amounts). These results combine the historical results of AloStar in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2015. Merger-related costs are not included in the pro forma statements below.

	Twelve Months Ended December 31
	2017	2016	2015
	Pro Forma	Pro Forma	Pro Forma
Net interest income	$227,257	$192,035	$190,497
Net income	58,259	57,029	38,003
Earnings per share:
Basic	$1.50	$1.54	$1.06
Diluted	1.49	1.54	1.03

The following is a summary of the purchased credit impaired loans acquired in the AloStar transaction on September 30, 2017 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$108,308
Contractual cash flows not expected to be collected (nonaccretable difference)	(19,093)
Expected cash flows at acquisition	89,215
Accretable difference	(11,664)
Basis in acquired loans at acquisition - estimated fair value	$77,551

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with NBG Bancorp, Inc. (excluding the impact of merger-related expenses) from the acquisition date of December 31, 2016 (dollars in thousands, except per share amounts). The table also presents certain pro forma information as if NBG Bancorp, Inc. had been acquired on January 1, 2015. These results combine the historical results of NBG Bancorp, Inc. in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2015. Merger-related costs are not included in the pro forma statements below.

	Twelve Months Ended December 31
	2017	2016	2015
	Pro Forma	Pro Forma	Pro Forma
Net interest income	$192,786	$173,583	$170,520
Net income	47,412	49,639	33,152
Earnings per share:
Basic	$1.22	$1.29	$.88
Diluted	1.22	1.28	.86

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with S Bankshares Inc. (excluding the impact of merger-related expenses) from the acquisition date of December 31, 2016 (dollars in thousands, except per share amounts). The table also presents certain pro forma information as if S Bankshares Inc. had been acquired on January 1, 2015. These results combine the historical results of S Bankshares Inc. in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2015. Merger-related costs are not included in the pro forma statements below.

	Twelve Months Ended December 31
	2017	2016	2015
	Pro Forma	Pro Forma	Pro Forma
Net interest income	$192,786	$161,450	$156,427
Net income	47,031	49,325	29,179
Earnings per share:
Basic	$1.21	$1.32	$.81
Diluted	1.21	1.32	.78

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses the impact of the merger with Georgia-Carolina Bancshares, Inc. (excluding the impact of merger-related expenses) from the acquisition date of January 1, 2015 through December 31, 2015 (dollars in thousands, except per share amounts). The table also presents certain pro forma information as if Georgia-Carolina Bancshares, Inc. had been acquired on January 1, 2015. These results combine the historical results of Georgia-Carolina Bancshares, Inc. in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2015. Merger-related costs of $1.7 million are included in the Company's consolidated statements of income for the year ended December 31, 2015 and are not included in the pro forma statements below.

Twelve Months Ended December 31
2015
Pro Forma
Net interest income	$150,677
Net income	30,153
Earnings per share:
Basic	$.78
Diluted	.75

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: INVESTMENT SECURITIES

The amortized cost and fair value of securities classified as available-for-sale are as follows (dollars in thousands):

	December 31, 2017				December 31, 2016
Investment Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$70,203	$—	$644	$69,559	$89,044	$70	$465	$88,649
States and political subdivisions	—	—	—	—	300	1	—	301
Residential mortgage-backed securities — nonagency	115,639	3,183	112	118,710	151,519	3,129	639	154,009
Residential mortgage-backed securities — agency	582,845	319	7,315	575,849	533,479	548	4,725	529,302
Corporate securities	108,661	1,299	108	109,852	74,793	207	83	74,917
Total investment securities available-for-sale	$877,348	$4,801	$8,179	$873,970	$849,135	$3,955	$5,912	$847,178

	December 31, 2017				December 31, 2016
Investment Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$22,692	$259	$—	$22,951	$56,804	$295	$14	$57,085
Corporate securities	10,160	240	—	10,400	10,259	91	—	10,350
Total investment securities held-to-maturity	$32,852	$499	$—	$33,351	$67,063	$386	$14	$67,435

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of available-for-sale debt securities by contractual maturities are summarized in the table below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
December 31, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$2,498	$62,730	$4,975	$—	$70,203
Residential mortgage-backed securities — nonagency	—	—	—	115,639	115,639
Residential mortgage-backed securities — agency	—	42,269	140,793	399,783	582,845
Corporate securities	21,623	71,155	14,000	1,883	108,661
Total debt securities	$24,121	$176,154	$159,768	$517,305	$877,348

Fair Value:
U.S. Government securities	$2,498	$62,091	$4,970	$—	$69,559
Residential mortgage-backed securities — nonagency	—	—	—	118,710	118,710
Residential mortgage-backed securities — agency	—	41,677	138,607	395,565	575,849
Corporate securities	21,632	71,538	14,571	2,111	109,852
Total debt securities	$24,130	$175,306	$158,148	$516,386	$873,970

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
December 31, 2017	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$7,192	$15,500	$22,692
Corporate securities	—	—	10,160	—	10,160
Total debt securities	$—	$—	$17,352	$15,500	$32,852

Fair Value:
Asset-backed securities	$—	$—	$7,286	$15,665	$22,951
Corporate securities	—	—	10,400	—	10,400
Total debt securities	$—	$—	$17,686	$15,665	$33,351

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities Available-for-Sale
December 31, 2017
U.S. Government securities	$46,625	$364	$20,436	$280	$67,061	$644
Residential mortgage-backed securities — nonagency	1,403	3	6,269	109	7,672	112
Residential mortgage-backed securities — agency	312,617	2,548	210,862	4,767	523,479	7,315
Corporate securities	34,010	108	—	—	34,010	108
Total temporarily impaired securities	$394,655	$3,023	$237,567	$5,156	$632,222	$8,179

December 31, 2016
U.S. Government securities	$43,958	$465	$—	$—	$43,958	$465
Residential mortgage-backed securities — nonagency	29,403	239	23,991	400	53,394	639
Residential mortgage-backed securities — agency	430,490	4,484	18,795	241	449,285	4,725
Corporate securities	22,944	83	—	—	22,944	83
Total temporarily impaired securities	$526,795	$5,271	$42,786	$641	$569,581	$5,912

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities Held-to-Maturity
December 31, 2017
Asset-backed securities	$—	$—	$—	$—	$—	$—
Corporate securities	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

December 31, 2016
Asset-backed securities	$6,486	$14	$—	$—	$6,486	$14
Corporate securities	—	—	—	—	—	—
Total temporarily impaired securities	$6,486	$14	$—	$—	$6,486	$14

At December 31, 2017, the Company held 129 investment securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At December 31, 2017, there was no intent to sell any of the available-for-sale securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected to be collected exceeded the Company's amortized cost basis of the investment securities; therefore, these securities are not deemed to be other than temporarily impaired.

Sales and calls of securities available-for-sale are summarized in the following table (dollars in thousands):

	December 31
	2017	2016	2015
Proceeds from sales and calls	$233,946	$113,589	$364,023

Gross gains on sales and calls	$122	$489	$618
Gross losses on sales and calls	(1,575)	—	(264)
Net realized gains on sales and calls	$(1,453)	$489	$354

The composition of investment securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $116.1 million and $368.3 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 4: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

	December 31
Total Loans	2017	2016
Construction, land & land development	$451,993	$567,763
Other commercial real estate	1,255,002	1,025,063
Total commercial real estate	1,706,995	1,592,826
Residential real estate	333,086	343,398
Owner-occupied real estate	399,370	395,863
Commercial, financial & agricultural	973,440	368,120
Leases	52,396	71,724
Consumer	66,906	42,641
Total loans	3,532,193	2,814,572
Allowance for loan and lease losses	(28,750)	(26,598)
Total loans, net	$3,503,443	$2,787,974

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, which we define as loans not purchased in the acquisition of an institution or credit impaired portfolio, are summarized as follows (dollars in thousands):

	December 31
Organic Loans	2017	2016
Construction, land & land development	$412,540	$500,018
Other commercial real estate	949,594	754,790
Total commercial real estate	1,362,134	1,254,808
Residential real estate	196,225	144,295
Owner-occupied real estate	260,273	256,317
Commercial, financial & agricultural	430,205	327,381
Leases	52,396	71,724
Consumer	64,610	36,039
Total organic loans (1)	2,365,843	2,090,564
Allowance for loan and lease losses	(24,039)	(21,086)
Total organic loans, net	$2,341,804	$2,069,478

(1) Includes net deferred loan fees that totaled approximately $9.3 million and $7.0 million at December 31, 2017 and 2016, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

	December 31
Purchased Non-Credit Impaired Loans	2017	2016
Construction, land & land development	$25,908	$51,208
Other commercial real estate	218,660	209,531
Total commercial real estate	244,568	260,739
Residential real estate	96,529	144,596
Owner-occupied real estate	118,294	115,566
Commercial, financial & agricultural	529,184	36,206
Consumer	2,161	6,255
Total purchased non-credit impaired loans (1)	990,736	563,362
Allowance for loan and lease losses	(995)	(439)
Total purchased non-credit impaired loans, net	$989,741	$562,923

(1) Includes net discounts that totaled approximately $12.7 million and $10.5 million at December 31, 2017 and 2016, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

	December 31
Purchased Credit Impaired Loans	2017	2016
Construction, land & land development	$13,545	$16,537
Other commercial real estate	86,748	60,742
Total commercial real estate	100,293	77,279
Residential real estate	40,332	54,507
Owner-occupied real estate	20,803	23,980
Commercial, financial & agricultural	14,051	4,533
Consumer	135	347
Total purchased credit impaired loans	175,614	160,646
Allowance for loan and lease losses	(3,716)	(5,073)
Total purchased credit impaired loans, net	$171,898	$155,573

Changes in the carrying value of net purchased credit impaired loans are presented in the following table (dollars in thousands):

	December 31
Purchased Credit Impaired Loans	2017	2016
Balance, beginning of year	$155,573	$137,777
Accretion of fair value discounts	34,096	43,310
Fair value of acquired loans	77,551	40,133
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(96,679)	(68,372)
Change in the allowance for loan and lease losses on purchased credit impaired loans	1,357	2,725
Balance, end of year	$171,898	$155,573

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

Changes in the value of the accretable discount are presented in the following table for the periods presented (dollars in thousands):

	December 31
Changes in Accretable Discount	2017	2016	2015
Balance, beginning of year	$69,301	$86,100	$120,061
Additions from acquisitions	11,664	5,824	317
Accretion	(34,096)	(43,310)	(49,830)
Transfers to accretable discounts and exit events, net	11,058	20,687	15,552
Balance, end of year	$57,927	$69,301	$86,100

The accretable discount changes over time as the purchased credit impaired loan portfolios season. The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on acquired loans.

At December 31, 2017 and 2016, loans with a carrying value of $3.1 billion and $2.5 billion, respectively, were pledged for lines of credit with the FHLB and FRB. At December 31, 2017 and 2016, in accordance with Company policy, there were no loans to executive officers, directors and/or their affiliates. At December 31, 2017, consumer mortgage loans secured by residential real estate properties totaling $49,000 were in formal foreclosure proceedings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following table summarizes the Company’s loan loss experience on the total loan portfolio as well as the breakdown between the organic, purchased non-credit impaired, and purchased credit impaired portfolios for the periods presented (dollars in thousands):

	December 31
	2017	2016	2015
Total Loans
Balance, beginning of period	$26,598	$29,075	$28,638
Charge-offs	(4,418)	(6,174)	(12,494)
Recoveries	460	3,460	8,400
Net charge-offs	(3,958)	(2,714)	(4,094)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	6,110	237	4,531
Amount attributable to FDIC loss share agreements	—	—	(1,045)
Total provision for loan and lease losses charged to operations	6,110	237	3,486
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	1,045
Balance, end of period	$28,750	$26,598	$29,075

Organic Loans
Balance, beginning of period	$21,086	$21,224	$18,392
Charge-offs	(2,462)	(3,411)	(313)
Recoveries	373	223	288
Net charge-offs	(2,089)	(3,188)	(25)
Provision for loan and lease losses	5,042	3,050	2,857
Balance, end of period	$24,039	$21,086	$21,224

Purchased Non-Credit Impaired Loans
Balance, beginning of period	$439	$53	$—
Charge-offs	(670)	(223)	(48)
Recoveries	87	63	7
Net charge-offs	(583)	(160)	(41)
Provision for loan and lease losses	1,139	546	94
Balance, end of period	$995	$439	$53

Purchased Credit Impaired Loans
Balance, beginning of period	$5,073	$7,798	$10,246
Charge-offs	(1,286)	(2,540)	(12,133)
Recoveries	—	3,174	8,105
Net (charge-offs) recoveries	(1,286)	634	(4,028)
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(71)	(3,359)	1,580
Amount attributable to FDIC loss share agreements	—	—	(1,045)
Total provision for loan and lease losses charged to operations	(71)	(3,359)	535
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	1,045
Balance, end of period	$3,716	$5,073	$7,798

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial, Financial & Agricultural Loans

Commercial, financial and industrial loans include loans to individuals and businesses for commercial purposes in various lines of business, including the manufacturing, professional service, and crop production industries. This segment also includes loans to states and political subdivisions, as well as equipment finance agreements, asset-based loans and lender finance loans. Repayment is primarily dependent on the ability of the borrower to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower's business results are significantly unfavorable versus the original projections, the ability for the loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans may be partially secured by real estate, they are generally considered to have greater collateral risk than first or second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the non-real estate collateral may be difficult to assess and less marketable than real estate, and the control of the collateral is more at risk.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods presented (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner- Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
December 31, 2017
Beginning balance	$11,767	$1,786	$2,239	$4,093	$655	$546	$21,086
Charge-offs	(933)	(61)	—	(380)	(728)	(360)	(2,462)
Recoveries	—	14	—	133	182	44	373
Provision	2,203	1,070	(164)	689	520	724	5,042
Ending balance	$13,037	$2,809	$2,075	$4,535	$629	$954	$24,039

December 31, 2016
Beginning balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224
Charge-offs	(2,122)	(53)	—	(653)	(486)	(97)	(3,411)
Recoveries	—	6	45	154	11	7	223
Provision	282	(220)	274	2,083	265	366	3,050
Ending balance	$11,767	$1,786	$2,239	$4,093	$655	$546	$21,086

December 31, 2015
Beginning balance	$13,134	$1,190	$1,928	$1,770	$262	$108	$18,392
Charge-offs	(3)	—	—	(289)	—	(21)	(313)
Recoveries	173	10	—	98	—	7	288
Provision	303	853	(8)	930	603	176	2,857
Ending balance	$13,607	$2,053	$1,920	$2,509	$865	$270	$21,224

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2017
Commercial real estate	$—	$13,037	$13,037	$3,822	$1,358,312	$1,362,134
Residential real estate	—	2,809	2,809	49	196,176	196,225
Owner-occupied real estate	65	2,010	2,075	808	259,465	260,273
Commercial, financial & agricultural	34	4,501	4,535	280	429,925	430,205
Leases	—	629	629	—	52,396	52,396
Consumer	—	954	954	—	64,610	64,610
Total organic loans	$99	$23,940	$24,039	$4,959	$2,360,884	$2,365,843

December 31, 2016
Commercial real estate	$148	$11,619	$11,767	$4,950	$1,249,858	$1,254,808
Residential real estate	—	1,786	1,786	—	144,295	144,295
Owner-occupied real estate	—	2,239	2,239	—	256,317	256,317
Commercial, financial & agricultural	1	4,092	4,093	9	327,372	327,381
Leases	—	655	655	—	71,724	71,724
Consumer	—	546	546	—	36,039	36,039
Total organic loans	$149	$20,937	$21,086	$4,959	$2,085,605	$2,090,564

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods presented (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner- Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
December 31, 2017
Beginning balance	$88	$72	$44	$235	$—	$439
Charge-offs	(50)	(7)	(80)	(524)	(9)	(670)
Recoveries	26	11	—	43	7	87
Provision	166	588	124	254	7	1,139
Ending balance	$230	$664	$88	$8	$5	$995

December 31, 2016
Beginning balance	$—	$53	$—	$—	$—	$53
Charge-offs	—	(83)	—	(137)	(3)	(223)
Recoveries	—	45	—	—	18	63
Provision	88	57	44	372	(15)	546
Ending balance	$88	$72	$44	$235	$—	$439

December 31, 2015
Beginning balance	$—	$—	$—	$—	$—	$—
Charge-offs	—	(24)	—	—	(24)	(48)
Recoveries	—	1	—	—	6	7
Provision	—	76	—	—	18	94
Ending balance	$—	$53	$—	$—	$—	$53

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the date indicated (dollars in thousands).

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2017
Commercial real estate	$—	$230	$230	$—	$244,568	$244,568
Residential real estate	—	664	664	19	96,510	96,529
Owner-occupied real estate	—	88	88	3,264	115,030	118,294
Commercial, financial & agricultural	8	—	8	1,491	527,693	529,184
Consumer	—	5	5	—	2,161	2,161
Total purchased non-credit impaired loans	$8	$987	$995	$4,774	$985,962	$990,736

December 31, 2016
Commercial real estate	$—	$88	$88	$—	$260,739	$260,739
Residential real estate	—	72	72	157	144,439	144,596
Owner-occupied real estate	44	—	44	1,686	113,880	115,566
Commercial, financial & agricultural	—	235	235	568	35,638	36,206
Consumer	—	—	—	—	6,255	6,255
Total purchased non-credit impaired loans	$44	$395	$439	$2,411	$560,951	$563,362

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods presented (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
December 31, 2017
Beginning balance	$2,183	$1,196	$1,655	$38	$1	$5,073
Charge-offs	(446)	(140)	(457)	(238)	(5)	(1,286)
Recoveries	—	—	—	—	—	—
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(31)	186	(480)	242	12	(71)
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—
Total provision for loan and lease losses charged to operations	(31)	186	(480)	242	12	(71)
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—
Ending balance	$1,706	$1,242	$718	$42	$8	$3,716

December 31, 2016
Beginning balance	$3,388	$1,893	$2,449	$60	$8	$7,798
Charge-offs	(936)	(977)	(298)	(273)	(56)	(2,540)
Recoveries	2,281	401	207	232	53	3,174
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(2,550)	(121)	(703)	19	(4)	(3,359)
Amount attributable to FDIC loss share agreements	—	—	—	—	—	—
Total provision for loan and lease losses charged to operations	(2,550)	(121)	(703)	19	(4)	(3,359)
Provision for loan and lease losses recorded through the FDIC loss share receivable	—	—	—	—	—	—
Ending balance	$2,183	$1,196	$1,655	$38	$1	$5,073

December 31, 2015
Beginning balance	$5,461	$2,298	$1,916	$567	$4	$10,246
Charge-offs	(7,251)	(1,441)	(1,374)	(1,929)	(138)	(12,133)
Recoveries	5,326	382	1,120	1,080	197	8,105
Provision for loan and lease losses before amount attributable to FDIC loss share agreements	(148)	654	787	342	(55)	1,580
Amount attributable to FDIC loss share agreements	(313)	(182)	(402)	(140)	(8)	(1,045)
Total provision for loan and lease losses charged to operations	(461)	472	385	202	(63)	535
Provision for loan and lease losses recorded through the FDIC loss share receivable	313	182	402	140	8	1,045
Ending balance	$3,388	$1,893	$2,449	$60	$8	$7,798

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
December 31, 2017
Commercial real estate	$1,052	$654	$1,706	$38,444	$61,849	$100,293
Residential real estate	128	1,114	1,242	3,029	37,303	40,332
Owner-occupied real estate	586	132	718	9,483	11,320	20,803
Commercial, financial & agricultural	32	10	42	2,318	11,733	14,051
Consumer	—	8	8	—	135	135
Total purchased credit impaired loans	$1,798	$1,918	$3,716	$53,274	$122,340	$175,614

December 31, 2016
Commercial real estate	$760	$1,423	$2,183	$29,387	$47,892	$77,279
Residential real estate	156	1,040	1,196	1,897	52,610	54,507
Owner-occupied real estate	1,471	184	1,655	8,376	15,604	23,980
Commercial, financial & agricultural	2	36	38	86	4,447	4,533
Consumer	—	1	1	8	339	347
Total purchased credit impaired loans	$2,389	$2,684	$5,073	$39,754	$120,892	$160,646
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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	December 31, 2017			December 31, 2016
Impaired Loans (1):	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
With no related allowance recorded:
Construction, land & land development	$82	$79	$—	$4,565	$2,933	$—
Other commercial real estate	4,617	3,822	—	56	56	—
Total commercial real estate	4,699	3,901	—	4,621	2,989	—
Residential real estate	453	456	—	388	320	—
Owner-occupied real estate	4,172	4,015	—	193	188	—
Commercial, financial & agricultural	2,739	1,882	—	1,335	1,128	—
Consumer	51	40	—	2	2	—
Subtotal	12,114	10,294	—	6,539	4,627	—

With related allowance recorded:
Construction, land & land development	113	112	56	4,277	2,124	201
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	113	112	56	4,277	2,124	201
Residential real estate	1,452	1,399	699	891	825	413
Owner-occupied real estate	350	335	125	1,706	1,687	44
Commercial, financial & agricultural	872	821	318	308	298	146
Consumer	83	81	40	55	54	27
Subtotal	2,870	2,748	1,238	7,237	4,988	831
Total impaired loans	$14,984	$13,042	$1,238	$13,776	$9,615	$831

(1) Includes loans with SBA guaranteed balances of $5.7 million and $3.0 million at December 31, 2017 and December 31, 2016, respectively.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the periods presented (dollars in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
Impaired Loans:	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Construction, land & land development	$3,526	$—	$5,824	$—	$3,354	$75
Other commercial real estate	2,076	8	165	—	1,106	56
Total commercial real estate	5,602	8	5,989	—	4,460	131
Residential real estate	1,218	—	1,641	—	818	18
Owner-occupied real estate	3,150	—	538	3	542	15
Commercial, financial & agricultural	2,565	1	1,670	24	733	20
Consumer	85	—	43	—	39	1
Total impaired loans	$12,620	$9	$9,881	$27	$6,592	$185

(1) The average recorded investment for troubled debt restructurings was $2.8 million, $6.0 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(2) The total interest income recognized on troubled debt restructurings was $8,000, $24,000 and $82,000 for the years ended December 31, 2017, 2016, 2015, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

	December 31
Nonaccrual Loans	2017	2016
Construction, land & land development	$191	$5,057
Other commercial real estate	3,257	56
Total commercial real estate	3,448	5,113
Residential real estate	1,855	1,146
Owner-occupied real estate	4,350	1,874
Commercial, financial & agricultural	2,703	1,426
Consumer	121	56
Total nonaccrual loans	$12,477	$9,615

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
December 31, 2017
Construction, land & land development	$487	$45	$532	$412,008	$412,540	$—
Other commercial real estate	—	—	—	949,594	949,594	—
Total commercial real estate	487	45	532	1,361,602	1,362,134	—
Residential real estate	1,868	92	1,960	194,265	196,225	—
Owner-occupied real estate	474	713	1,187	259,086	260,273	—
Commercial, financial & agricultural	865	122	987	429,218	430,205	—
Leases	—	—	—	52,396	52,396	—
Consumer	67	28	95	64,515	64,610	—
Total organic loans	$3,761	$1,000	$4,761	$2,361,082	$2,365,843	$—

December 31, 2016
Construction, land & land development	$49	$12	$61	$499,957	$500,018	$—
Other commercial real estate	—	—	—	754,790	754,790	—
Total commercial real estate	49	12	61	1,254,747	1,254,808	—
Residential real estate	157	118	275	144,020	144,295	—
Owner-occupied real estate	40	—	40	256,277	256,317	—
Commercial, financial & agricultural	247	283	530	326,851	327,381	—
Leases	—	—	—	71,724	71,724	—
Consumer	350	31	381	35,658	36,039	—
Total organic loans	$843	$444	$1,287	$2,089,277	$2,090,564	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
December 31, 2017
Construction, land & land development	$35	$—	$35	$25,873	$25,908	$—
Other commercial real estate	—	45	45	218,615	218,660	—
Total commercial real estate	35	45	80	244,488	244,568	—
Residential real estate	537	126	663	95,866	96,529	—
Owner-occupied real estate	283	1,590	1,873	116,421	118,294	—
Commercial, financial & agricultural	640	628	1,268	527,916	529,184	—
Consumer	28	13	41	2,120	2,161	—
Total purchased non-credit impaired loans	$1,523	$2,402	$3,925	$986,811	$990,736	$—

December 31, 2016
Construction, land & land development	$495	$—	$495	$50,713	$51,208	$—
Other commercial real estate	17	56	73	209,458	209,531	—
Total commercial real estate	512	56	568	260,171	260,739	—
Residential real estate	274	165	439	144,157	144,596	—
Owner-occupied real estate	387	1,687	2,074	113,492	115,566	—
Commercial & industrial	144	552	696	35,510	36,206	—
Consumer	38	2	40	6,215	6,255	—
Total purchased non-credit impaired loans	$1,355	$2,462	$3,817	$559,545	$563,362	$—

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or greater Past Due	Total Past Due	Current	Total Loans
December 31, 2017
Construction, land & land development	$1	$1,881	$1,882	$11,663	$13,545
Other commercial real estate	363	3,303	3,666	83,082	86,748
Total commercial real estate	364	5,184	5,548	94,745	100,293
Residential real estate	1,519	1,876	3,395	36,937	40,332
Owner-occupied real estate	85	786	871	19,932	20,803
Commercial, financial & agricultural	201	224	425	13,626	14,051
Consumer	—	15	15	120	135
Total purchased credit impaired loans	$2,169	$8,085	$10,254	$165,360	$175,614

December 31, 2016
Construction, land & land development	$722	$1,853	$2,575	$13,962	$16,537
Other commercial real estate	346	3,148	3,494	57,248	60,742
Total commercial real estate	1,068	5,001	6,069	71,210	77,279
Residential real estate	1,210	2,787	3,997	50,510	54,507
Owner-occupied real estate	661	3,507	4,168	19,812	23,980
Commercial, financial & agricultural	29	61	90	4,443	4,533
Consumer	—	5	5	342	347
Total purchased credit impaired loans	$2,968	$11,361	$14,329	$146,317	$160,646

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

Loans are graded on a scale of 1 to 9. Pass grades are from 1 to 4. Descriptions of the general characteristics of grades 5 and above are as follows:

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

Loss (Grade 9)—Loans classified as loss are considered uncollectible and have little value to the Company and their continuance as an active relationship is not warranted.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2017
Construction, land & land development	$371,358	$38,939	$2,086	$157	$—	$412,540
Other commercial real estate	920,168	22,229	3,365	3,832	—	949,594
Total commercial real estate	1,291,526	61,168	5,451	3,989	—	1,362,134
Residential real estate	188,918	3,668	1,488	2,151	—	196,225
Owner-occupied real estate	240,987	16,891	1,067	1,328	—	260,273
Commercial, financial & agricultural	421,114	7,870	123	1,098	—	430,205
Leases	47,908	4,488	—	—	—	52,396
Consumer	64,361	58	81	110	—	64,610
Total organic loans	$2,254,814	$94,143	$8,210	$8,676	$—	$2,365,843

December 31, 2016
Construction, land & land development	$470,686	$24,178	$97	$5,057	$—	$500,018
Other commercial real estate	718,969	35,821	—	—	—	754,790
Total commercial real estate	1,189,655	59,999	97	5,057	—	1,254,808
Residential real estate	139,393	2,484	460	1,958	—	144,295
Owner-occupied real estate	237,753	14,967	3,577	20	—	256,317
Commercial, financial & agricultural	325,161	920	624	676	—	327,381
Leases	60,849	10,875	—	—	—	71,724
Consumer	35,844	47	2	145	1	36,039
Total organic loans	$1,988,655	$89,292	$4,760	$7,856	$1	$2,090,564

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2017
Construction, land & land development	$25,486	$385	$—	$37	$—	$25,908
Other commercial real estate	214,916	1,341	1,825	578	—	218,660
Total commercial real estate	240,402	1,726	1,825	615	—	244,568
Residential real estate	92,119	2,216	791	1,369	34	96,529
Owner-occupied real estate	110,034	3,227	1,280	3,753	—	118,294
Commercial, financial & agricultural	452,822	59,306	5,223	11,833	—	529,184
Consumer	2,091	3	—	37	30	2,161
Total purchased non-credit impaired loans	$897,468	$66,478	$9,119	$17,607	$64	$990,736

December 31, 2016
Construction, land & land development	$51,208	$—	$—	$—	$—	$51,208
Other commercial real estate	206,515	803	2,157	56	—	209,531
Total commercial real estate	257,723	803	2,157	56	—	260,739
Residential real estate	142,079	1,883	314	320	—	144,596
Owner-occupied real estate	107,096	6,310	—	2,160	—	115,566
Commercial, financial & agricultural	34,747	310	21	1,128	—	36,206
Consumer	6,247	5	—	3	—	6,255
Total purchased non-credit impaired loans	$547,892	$9,311	$2,492	$3,667	$—	$563,362

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
December 31, 2017
Construction, land & land development	$6,677	$809	$973	$5,086	$—	$13,545
Other commercial real estate	63,210	11,998	2,361	9,179	—	86,748
Total commercial real estate	69,887	12,807	3,334	14,265	—	100,293
Residential real estate	21,706	6,419	1,590	10,504	113	40,332
Owner-occupied real estate	7,181	4,896	818	7,908	—	20,803
Commercial, financial & agricultural	2,094	211	323	11,423	—	14,051
Consumer	60	28	21	26	—	135
Total purchased credit impaired loans	$100,928	$24,361	$6,086	$44,126	$113	$175,614

December 31, 2016
Construction, land & land development	$7,798	$1,150	$1,416	$6,173	$—	$16,537
Other commercial real estate	33,423	13,103	2,770	11,446	—	60,742
Total commercial real estate	41,221	14,253	4,186	17,619	—	77,279
Residential real estate	28,628	10,371	2,840	12,396	272	54,507
Owner-occupied real estate	7,736	4,884	794	10,566	—	23,980
Commercial, financial & agricultural	3,381	310	273	569	—	4,533
Consumer	53	100	173	21	—	347
Total purchased credit impaired loans	$81,019	$29,918	$8,266	$41,171	$272	$160,646

Troubled Debt Restructurings (TDRs)

Total troubled debt restructurings were $1.5 million and $5.0 million at December 31, 2017 and 2016, respectively. There was no related allowance for loan and lease losses at December 31, 2017 and $148,000 at December 31, 2016. At December 31, 2017 and 2016, there were no commitments to extend credit to a borrower with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on troubled debt restructured loans that were modified during the periods presented (dollars in thousands):

	December 31, 2017			December 31, 2016			December 31, 2015
TDR Additions (1)	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Construction, land & land development	—	$—	$—	1	$4,168	$4,168	—	$—	$—
Other commercial real estate	1	569	569	—	—	—	—	—	—
Total commercial real estate	1	569	569	1	4,168	4,168	—	—	—
Residential real estate	—	—	—	—	—	—	—	—	—
Owner-occupied real estate	1	884	884	—	—	—	—	—	—
Commercial, financial & agricultural	—	—	—	—	—	—	1	577	577
Total modifications	2	$1,453	$1,453	1	$4,168	$4,168	1	$577	$577

(1) The pre-modification and post-modification recorded investments represent amounts at the date of loan modifications. Since the modifications on these loans have been only interest rate concessions and payment term extensions, not principal reductions, the pre-modification and post-modification recorded investment amounts are the same.

During the years ended December 31, 2017, 2016, and 2015, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

NOTE 6: PREMISES & EQUIPMENT

Premises and equipment are summarized as follows (dollars in thousands):

	December 31
	2017	2016
Land	$14,849	$14,632
Buildings and improvements	38,742	37,856
Furniture, fixtures, and equipment	18,939	16,961
Construction in progress	550	426
Premises and equipment, gross	73,080	69,875
Accumulated depreciation	(21,286)	(17,819)
Premises and equipment, net	$51,794	$52,056

Depreciation expense for premises and equipment was $3.7 million, $3.5 million, and $3.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company has various operating leases on office locations with lease terms that range up to 8 years. These noncancelable operating leases are subject to renewal options and some leases provide for periodic rate adjustments according to the terms of the agreements.

Future minimum lease commitments under all noncancelable operating leases with terms of one year or more, excluding any renewal options, are as follows (dollars in thousands):

Years Ended December 31	Future Lease Commitments
2018	$4,627
2019	3,347
2020	3,261
2021	2,980
2022	3,049
Thereafter	3,518
Total (1)	$20,782

(1) The total future minimum lease commitments have not been reduced by minimum sublease rentals of $3.4 million due in the future from noncancelable subleases.

Rent expense was $3.5 million, $3.2 million, and $3.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 7: GOODWILL & OTHER INTANGIBLE ASSETS

Changes to the carrying amounts of goodwill and identifiable intangible assets are presented in the table below (dollars in thousands):

	December 31
	2017	2016
Goodwill
Balance, beginning of year	$77,084	$36,357
Goodwill attributable to acquisitions	7,480	40,727
Balance, end of year	84,564	77,084
Core deposit and other intangibles
Balance, beginning of year	21,660	16,910
Core deposit and other intangibles attributable to acquisitions	1,100	4,750
Accumulated amortization	(11,726)	(8,911)
Balance, end of year	11,034	12,749
Total goodwill and other intangibles	$95,598	$89,833

The Company evaluates goodwill for impairment on at least an annual basis and more frequently if an event occurs or circumstances indicate carrying value exceeds fair value. At December 31, 2017, the Company performed a qualitative assessment to determine if it was more likely than not that the fair value exceeded carrying value. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

Amortization expense of $2.8 million, $2.1 million, and $1.8 million was recorded on total intangibles for the years ended December 31, 2017, 2016, and 2015, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for core deposit and other intangibles for the next five years is expected to be as follows (dollars in thousands):

Years Ended December 31	Core Deposit and Other Intangibles Amortization Expense
2018	$2,575
2019	2,492
2020	2,107
2021	1,778
2022	1,704
Thereafter	378
Total amortization expense	$11,034

NOTE 8: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the years ended December 31, 2017, 2016 and 2015 the Company sold SBA loans with unpaid principal balances totaling $50.3 million, $53.7 million and $42.1 million, respectively, and recognized $5.3 million, $5.4 million and $4.4 million, respectively, in gains on the loan sales. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $1.7 million, $1.3 million and $978,000 for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, the Company serviced SBA loans for others with unpaid principal balances totaling $185.6 million and $142.1 million, respectively.

The table below summarizes the activity in the SBA servicing rights asset for the period presented (dollars in thousands):

	December 31
SBA Servicing Rights	2017	2016	2015
Balance, beginning of year	$3,477	$2,626	$1,516
Additions	1,213	1,323	1,070
Fair value adjustments	(621)	(472)	40
Balance, end of year	$4,069	$3,477	$2,626

A summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company's SBA servicing rights asset are as follows (dollars in thousands):

	December 31
SBA Servicing Rights	2017	2016
Fair value	$4,069	$3,477
Weighted average discount rate	12.9%	12.8%
Decline in fair value due to a 100 basis point adverse change	$(140)	$(122)
Decline in fair value due to a 200 basis point adverse change	(272)	(236)
Prepayment speed	9.1%	8.0%
Decline in fair value due to a 10% adverse change	$(141)	$(108)
Decline in fair value due to a 20% adverse change	(275)	(210)
Weighted average remaining life (years)	6.7	7.1

The risk inherent in the SBA servicing rights asset includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the servicing asset to decline at a faster or slower rate than originally anticipated.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the SBA loans serviced by the Company at and for the periods presented is as follows (dollars in thousands):

	December 31, 2017
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the year ended December 31, 2017
Serviced for others	$185,557	$1,555	$—	$—
Held-for-sale	10,420	—	—	—
Held-for-investment	153,810	2,508	6,627	684
Total SBA loans serviced	$349,787	$4,063	$6,627	$684

	December 31, 2016
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the year ended December 31, 2016
Serviced for others	$142,069	$522	$—	$—
Held-for-sale	16,356	—	—	—
Held-for-investment	144,351	220	5,580	1,986
Total SBA loans serviced	$302,776	$742	$5,580	$1,986

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table documents changes in the carrying value of the FDIC receivable for loss share agreements relating to purchased credit impaired loans and acquired other real estate owned previously covered under loss share agreements with the FDIC for the periods indicated (dollars in thousands):

For the Year Ended December 31
FDIC receivable for loss share agreements	2015
Balance, beginning of year	$22,320
Provision for loan and lease losses attributable to FDIC for loss share agreements	1,045
Wires sent (received)	1,784
Net recoveries	(6,627)
Amortization	(1,940)
External expenses qualifying under loss share agreements	377
Termination of FDIC loss share	(16,959)
Balance, end of year	$—

NOTE 10: DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	December 31
	2017	2016
Noninterest-bearing demand deposits	$1,191,106	$984,419
Interest-bearing transaction accounts	688,150	664,350
Savings and money market deposits	1,626,238	1,292,867
Time deposits less than $250,000	560,529	388,164
Time deposits $250,000 or greater	154,604	78,685
Brokered and wholesale time deposits	22,508	22,680
Total deposits	$4,243,135	$3,431,165

Overdrawn deposit accounts reclassified as loans were $393,000 and $390,000 at December 31, 2017 and 2016, respectively.

The scheduled maturities of time, brokered, and wholesale deposits were as follows (dollars in thousands):

December 31, 2017
2018	$576,143
2019	96,001
2020	47,314
2021	10,776
2022	7,407
Total time, brokered, and wholesale deposits	$737,641

The Company had $18.2 million in brokered deposits at December 31, 2017, and had $14.3 million in brokered deposits at December 31, 2016.

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

At December 31, 2017 and 2016, securities sold under repurchase agreements were $25.2 million and $25.7 million, respectively. These securities sold under repurchase agreements had a weighted average interest rate of .12% for both periods, all of which mature on an overnight and continuous basis. At December 31, 2017 and 2016, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

The Company assumed $2.0 million in federal funds purchased at December 31, 2016 through its acquisition of S Bankshares. These federal funds purchased carried a rate of 1.25% at December 31, 2016 and were paid off in January of 2017. At December 31, 2017, the Company had no federal funds purchased.

NOTE 12: OTHER BORROWINGS

The Company has several participation agreements with various provisions regarding collateral position, pricing and other matters where the junior participation interests were sold. The terms of the agreements do not convey proportionate ownership rights with equal priority to each participating interest and entitle the Company to receive principal and interest payments before other participating interest holders. Given the participations sold do not qualify as participating interests, they do not qualify for sale treatment in accordance with generally accepted accounting principles. As a result, the Company recorded the transactions as secured borrowings. The balance of the secured borrowings was $398,000 at December 31, 2017 and 2016, respectively. The loans are recorded at their gross balances outstanding and are included in organic loans on the consolidated statements of financial condition.

The Company assumed $47.0 million in FHLB borrowings at December 31, 2016 through its acquisitions of NBG Bancorp and S Bankshares. These borrowings were paid off in January of 2017. At December 31, 2017, the Company had no FHLB borrowings.

NOTE 13: DERIVATIVES INSTRUMENTS & HEDGING ACTIVITIES

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit and Collateral Risks for Interest Rate Swaps and Caps

The Company manages credit exposure on interest rate swap and cap transactions by entering in bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. Refer to Note 14, Balance Sheet Offsetting, for more information on collateral pledged and received under these agreements.

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At December 31, 2017, the Company had no derivatives in a net liability position under these agreements.

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

Derivative Fair Values

The table below presents the fair values of the Company's derivatives at the dates indicated (dollars in thousands):

	Asset Derivatives (1)		Liability Derivatives (1)
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$2,011	$1,774	$116	$641

Derivatives Not Designated as Hedging Instruments
Interest rate swaps	$—	$19	$—	$85
Mortgage derivatives	616	1,362	238	459

(1) All asset derivatives are located in "Other Assets" on the consolidated statements of financial condition and all liability derivatives are located in "Other Liabilities" on the consolidated statements of financial condition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At December 31, 2017, the Company had 84 interest rate swaps with an aggregate notional amount of $141.9 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The table below presents the effect of the Company's derivatives in fair value hedging relationships for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2017	2016	2015
Amount of gain (loss) recognized in income on derivatives	Noninterest income	$1,007	$1,863	$(956)
Amount of (loss) gain recognized in income on hedged items	Noninterest income	(1,057)	(1,680)	815
Total net (loss) gain recognized in income on fair value hedge ineffectiveness		$(50)	$183	$(141)

The Company recognized net (losses) gains of $(50,000), $183,000, and $(141,000) during the years ended December 31, 2017, 2016, and 2015, respectively, related to hedge ineffectiveness on the fair value swaps. The Company also recognized a net reduction in interest income of $912,000, $1.8 million, and $2.3 million for the years ended December 31, 2017, 2016, and 2015, respectively, related to the fair value hedges, which includes net settlements on derivatives and any amortization adjustment of the basis in the hedged items. Terminations of derivatives and related hedged items for interest rate swap agreements prior to their original maturity date resulted in the recognition of net losses of $65,000, $118,000, and $492,000 in interest income for the years ended December 31, 2017, 2016, and 2015, respectively, related to the unamortized basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of derivatives that qualify as cash flow hedges is recognized directly in earnings. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the years ended December 31, 2017, 2016, or 2015.

Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap. During the next twelve months, $88,000 is expected to be reclassified as a decrease to net interest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2017	2016	2015
Amount of gain (loss) recognized in income on derivatives (effective portion)	OCI	$58	$(714)	$(2,294)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	1,618	1,171	546
Total loss recognized in consolidated statements of comprehensive income		$(1,560)	$(1,885)	$(2,840)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

At December 31, 2017, the Company had no interest rate swaps that were not designated as fair value hedges associated with the Company's fixed rate loan program. The income statement effect from the derivatives not designated as hedging instruments was net losses of $124,000, $51,000, and $147,000 during the years ended December 31, 2017, 2016, and 2015 respectively.

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities", respectively, on the consolidated statements of financial condition. At December 31, 2017, the fair value of mortgage derivative assets was $616,000 and the fair value of mortgage derivative liabilities was $238,000. At December 31, 2016, the fair value of mortgage derivative assets was $1.4 million and the fair value of mortgage derivative liabilities was $459,000.

At December 31, 2017, the Company had approximately $36.3 million of interest rate lock commitments and $55.8 million of forward commitments for the future delivery of residential mortgage loans. The net gain (loss) related to interest rate lock commitments used for risk management was $78,000, $(280,000) and $347,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The net (loss) gain for forward commitments related to these mortgage loans was $(603,000), $819,000, and $(34,000) for the years ended December 31, 2017, 2016, and 2015, respectively.

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		December 31
Interest Rate Products	Location	2017	2016	2015
Amount of gain (loss) recognized in income on interest rate lock commitments	Noninterest income	$78	$(280)	$347
Amount of (loss) gain recognized in income on forward commitments	Noninterest income	(603)	819	(34)
Amount of loss recognized in income on interest rate swaps	Noninterest income	(124)	(51)	(147)
Amount of (loss) gain recognized in income on derivatives not designated as hedging instruments		$(649)	$488	$166

NOTE 14: BALANCE SHEET OFFSETTING

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
December 31, 2017
Offsetting Derivative Assets
Interest rate swaps and caps	$2,011	$—	$2,011	$(116)	$(1,895)	$—
Offsetting Derivative Liabilities
Interest rate swaps and caps	$116	$—	$116	$(116)	$—	$—
Repurchase agreements	25,209	—	25,209	—	(25,209)	—
Total liabilities	$25,325	$—	$25,325	$(116)	$(25,209)	$—

December 31, 2016
Offsetting Derivative Assets
Interest rate swaps and caps	$1,793	$—	$1,793	$(718)	$(1,075)	$—
Offsetting Derivative Liabilities
Interest rate swaps and caps	$726	$—	$726	$(718)	$—	$8
Repurchase agreements	25,722	—	25,722	—	(25,722)	—
Total liabilities	$26,448	$—	$26,448	$(718)	$(25,722)	$8

(1) The application of collateral cannot reduce the net amount below zero; therefore, excess collateral received/posted is not reflected in this table. All positions are fully collateralized.

NOTE 15: STOCK WARRANTS

The Company has outstanding warrants purchased by current and former executive officers, directors and certain members of senior management. Warrant holders have the right to purchase one share of the Company's common stock at strike prices ranging from $5.00 to $11.21 per share through the ten-year contractual period. The warrants were fully exercisable as of the purchase date. During 2017 and 2016, no new warrants were issued.

The following table represents the activity related to stock warrants:

	December 31
	2017		2016
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding warrants at beginning of year	133,912	$9.37	172,745	$9.52
Exercised	(51,008)	8.43	(38,833)	10.05
Outstanding warrants at end of year	82,904	$9.95	133,912	$9.37

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

During the periods ended December 31, 2016 and 2015 there was no stock option activity. There was no compensation expense recognized related to stock options for the years ended December 31, 2017, 2016 or 2015, as all options were vested in 2013.

The following table represents a summary of the activity related to stock options:

	December 31, 2017
	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding options, beginning of year	28,918	$14.37	4.6	361
Exercised	(28,918)	14.37	—	378
Outstanding options, end of year	—	$—	—	$—

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on changes in the market value of the Company’s stock. The intrinsic value of options exercised during 2017 was $378,000.
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

The performance-based shares of restricted stock entitle the recipient to receive shares of the Company’s common stock upon the achievement of performance goals that are specified in the award agreement over a specified performance period. The unearned compensation related to performance-based shares of restricted stock is amortized to compensation expense over the vesting period, generally ten years. The total share-based compensation expense for these awards is determined based on the market price of the Company's common stock at the date of grant applied to the total number of shares granted and is amortized over the vesting period. During 2015, the Company issued 558,000 performance-based shares of restricted stock with a ten year performance period, of which 92,000 were subsequently forfeited. There were no performance shares granted during the years ended December 31, 2017 and 2016.

Compensation expense recognized in the Company's consolidated statements of income for restricted stock was $3.8 million, $3.9 million and $3.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total recognized tax benefit related to the share-based compensation was $2.5 million, $1.8 million and $1.4 million for 2017, 2016 and 2015, respectively. Total unrecognized compensation cost related to unvested share-based compensation was $10.5 million at December 31, 2017 and is expected to be recognized over a weighted-average period of 3.4 years.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a summary of the unvested restricted stock award activity:

	December 31, 2017
	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of year	1,006,052	$18.28
Granted	146,254	27.10
Forfeited	(13,583)	19.95
Earned and issued	(161,061)	16.89
Balance, end of year	977,662	$19.80

Restricted stock awards of 146,254 shares, 85,575 shares, and 664,706 shares, respectively, were granted during 2017, 2016 and 2015 with a weighted-average grant date fair value of $27.10, $19.81 and $19.33, respectively.

NOTE 17: EMPLOYEE BENEFIT PLAN

The Company offers a defined contribution 401(k) Profit Sharing Plan (the "401(k) Plan”) that covers substantially all employees meeting certain eligibility requirements. The 401(k) Plan allows employees to make pre-tax or Roth after-tax salary deferrals to the 401(k) Plan and the Company matches these employee contributions on a basis equal to a uniform percentage of the salary deferrals. During 2017, 2016 and 2015, the Company matched employee contributions dollar-for-dollar up to 5% of eligible compensation, subject to 401(k) Plan and regulatory limits. Participants receive matching contributions the first quarter after completing three months of service and matching contributions made after January 1, 2013 are fully vested, regardless of years of service. Compensation expense related to the 401(k) Plan totaled $2.6 million, $2.3 million, and $2.2 million in 2017, 2016 and 2015, respectively.

NOTE 18: REGULATORY MATTERS

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the dates indicated are presented in the table below:

	December 31, 2017		December 31, 2016
Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 Capital (CET1)	4.50%	6.50%	4.50%	6.50%
Tier 1 Capital	6.00%	8.00%	6.00%	8.00%
Total Capital	8.00%	10.00%	8.00%	10.00%
Tier 1 Leverage	4.00%	5.00%	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At December 31, 2017 and 2016, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	December 31, 2017			December 31, 2016
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
CET1 Capital	$547,822	12.61%	$195,433	$526,282	14.78%	$160,258
Tier 1 Capital	547,822	12.61%	260,578	526,282	14.78%	213,678
Total Capital	576,572	13.28%	347,437	552,880	15.52%	284,904
Tier 1 Leverage	547,822	11.24%	194,924	526,282	14.90%	141,273

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	December 31, 2017				December 31, 2016
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
CET1 Capital	$481,135	11.10%	$194,972	$281,626	$463,164	13.06%	$159,535	$230,440
Tier 1 Capital	481,135	11.10%	259,962	346,617	463,164	13.06%	212,714	283,618
Total Capital	509,885	11.77%	346,617	433,271	489,762	13.81%	283,618	354,523
Tier 1 Leverage	481,135	9.90%	194,429	243,037	463,164	13.18%	140,572	175,715

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

Federal and state banking laws and regulations restrict the amount of dividends State Bank may distribute without prior regulatory approval. At December 31, 2017, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, the Company had $55.1 million in cash and due from bank accounts, which can be used for additional capital as needed by the subsidiary bank, payment of holding company expenses, payment of dividends to shareholders or for other corporate purposes.

Other Regulatory Matters

The Company had required reserve balances at the Federal Reserve Bank of $29.6 million and $16.2 million at December 31, 2017 and 2016, respectively.

NOTE 19: COMMITMENTS AND CONTINGENT LIABILITIES

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

A summary of the Company's commitments is as follows (dollars in thousands):

	December 31
	2017	2016
Commitments to extend credit:
Fixed	$65,117	$63,166
Variable	914,524	608,176
Letters of credit:
Fixed	5,978	6,985
Variable	11,428	3,239
Total commitments	$997,047	$681,566

The fixed rate loan commitments have maturities ranging from one month to thirteen years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company established a recourse liability for mortgage loans held-for-sale. The recourse liability was $297,000 and $306,000 at December 31, 2017 and 2016, respectively.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the years ended December 31, 2017 and 2016, there were no transfers between levels.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At December 31, 2017, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

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

At December 31, 2017 and 2016, the aggregate fair value of the mortgage loans held-for-sale was $25.8 million and $35.8 million, respectively. At December 31, 2017 and 2016, the contractual balance including accrued interest was $25.2 million and $35.6 million, respectively, with a fair value mark totaling $544,000 and $209,000, respectively. None of the loans were 90 days or more past due or on nonaccrual at December 31, 2017 or 2016. The gain (loss) recognized for the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income, was $334,000, $(757,000) and $182,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

December 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$69,559	$—	$69,559
Residential mortgage-backed securities — nonagency	—	118,710	—	118,710
Residential mortgage-backed securities — agency	—	575,849	—	575,849
Corporate securities	—	109,852	—	109,852
Hedged loans	—	139,391	—	139,391
Mortgage loans held-for-sale	—	25,791	—	25,791
Mortgage derivatives	—	101	515	616
Interest rate swaps and caps	—	2,011	—	2,011
SBA servicing rights	—	—	4,069	4,069
Total recurring assets at fair value	$—	$1,041,264	$4,584	$1,045,848

Liabilities:
Interest rate swaps and caps	$—	$116	$—	$116
Mortgage derivatives	—	38	200	238
Total recurring liabilities at fair value	$—	$154	$200	$354

December 31, 2016	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Government securities	$—	$88,649	$—	$88,649
States and political subdivisions	—	301	—	301
Residential mortgage-backed securities — nonagency	—	154,009	—	154,009
Residential mortgage-backed securities — agency	—	529,302	—	529,302
Corporate securities	—	74,917	—	74,917
Hedged loans	—	167,165	—	167,165
Mortgage loans held-for-sale	—	35,813	—	35,813
Mortgage derivatives	—	663	699	1,362
Interest rate swaps and caps	—	1,793	—	1,793
SBA servicing rights	—	—	3,477	3,477
Total recurring assets at fair value	$—	$1,052,612	$4,176	$1,056,788

Liabilities:
Interest rate swaps and caps	$—	$726	$—	$726
Mortgage derivatives	—	14	445	459
Total recurring liabilities at fair value	$—	$740	$445	$1,185

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the periods presented (dollars in thousands):

	December 31
SBA Servicing Rights	2017	2016	2015
Balance, beginning of year	$3,477	$2,626	$1,516
Additions	1,213	1,323	1,070
Fair value adjustments (1)	(621)	(472)	40
Balance, end of year	$4,069	$3,477	$2,626

(1) Fair value adjustments are recorded as a component of "SBA income" on the consolidated statements of income.

	December 31
	2017		2016		2015
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of year	$699	$445	$651	$361	$—	$—
Acquired	—	—	—	—	272	135
Issuances (1)	2,058	1,367	2,529	2,041	1,934	1,500
Settlements and closed loans (1)	(2,242)	(1,612)	(2,481)	(1,957)	(1,555)	(1,274)
Balance, end of year	$515	$200	$699	$445	$651	$361

(1) Total gain (loss) on the change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income was $61,000, $(36,000) and $153,000, respectively for the years ended December 31, 2017, 2016 and 2015.

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
The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Impaired loans	$—	$—	$11,804	$11,804
Total nonrecurring assets at fair value	$—	$—	$11,804	$11,804

December 31, 2016
Impaired loans	$—	$—	$8,784	$8,784
Total nonrecurring assets at fair value	$—	$—	$8,784	$8,784

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $13.0 million and $9.6 million with respective valuation allowances of $1.2 million and $831,000 at December 31, 2017 and 2016, respectively.

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

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017
Other real estate owned	$—	$—	$1,204	$1,204

December 31, 2016
Other real estate owned	$—	$—	$13,292	$13,292

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, to the amount recorded on the consolidated statements of financial condition (dollars in thousands):

	December 31
Other Real Estate Owned	2017	2016
Other real estate owned at fair value	$1,204	$13,292
Estimated selling costs and other adjustments	(309)	(2,395)
Other real estate owned	$895	$10,897

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$4,069	Discounted cash flows	Discount rate	10% - 22% (13%)
			Prepayment speed	4% - 13% (9%)
Mortgage derivatives - asset	$515	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$200	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$11,804	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$1,204	Third party appraisal	Management discount for property type and recent market volatility	0% - 33% (12%)

December 31, 2016	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,477	Discounted cash flows	Discount rate	9% - 18% (13%)
			Prepayment speed	3% - 11% (8%)
Mortgage derivatives - asset	$699	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$445	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$8,784	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$13,292	Third party appraisal	Management discount for property type and recent market volatility	0% - 68% (16%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities (dollars in thousands). The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies; however, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2017 and 2016.

		December 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$230,877	$230,877	$149,593	$149,593
Investment securities available-for-sale	Level 2	873,970	873,970	847,178	847,178
Investment securities held-to-maturity	Level 2 & 3	32,852	33,351	67,063	67,435
Loans held-for-sale	Level 2	36,211	37,580	52,169	53,770
Loans, net	Level 2 & 3	3,503,443	3,513,057	2,787,974	2,820,484
Other real estate owned	Level 3	895	1,204	10,897	13,292
Interest rate swaps and caps	Level 2	2,011	2,011	1,793	1,793
Mortgage derivatives	Levels 2 & 3	616	616	1,362	1,362
SBA servicing rights	Level 3	4,069	4,069	3,477	3,477
Accrued interest receivable	Level 2	14,906	14,906	10,210	10,210
Federal Home Loan Bank stock	Level 3	4,651	4,651	5,680	5,680
Liabilities:
Deposits	Level 2	$4,243,135	$4,237,883	$3,431,165	$3,430,405
Federal funds purchased and securities sold under agreements to repurchase	Level 2	25,209	25,209	27,673	27,673
FHLB Borrowings	Level 2	—	—	47,014	47,014
Notes payable	Level 2	398	398	398	398
Interest rate swaps and caps	Level 2	116	116	726	726
Mortgage derivatives	Levels 2 & 3	238	238	459	459
Accrued interest payable	Level 2	3,750	3,750	2,312	2,312

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21: INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	Years Ended December 31
	2017	2016	2015
Current tax provision:
Federal	$27,484	$12,599	$35,151
State	2,926	540	5,126
Total current tax provision	30,410	13,139	40,277
Deferred tax provision:
Federal	10,010	10,958	(20,831)
State	622	2,087	(3,997)
Total deferred tax provision	10,632	13,045	(24,828)
Total income tax provision	$41,042	$26,184	$15,449

Income tax expense differed from amounts computed by applying the Federal statutory rate of 35% to income before income taxes due to the following factors (dollars in thousands):

	Years Ended December 31
	2017	2016	2015
Federal taxes at statutory rate	$30,666	$25,821	$15,355
Increase (reduction) in income taxes resulting from:
State taxes, net of federal benefit	2,306	1,708	734
Tax-exempt interest	(361)	(355)	(357)
Bank-owned life insurance income	(680)	(675)	(674)
Tax rate change - Tax Cuts and Jobs Act of 2017	8,106	—	—
Merger election	2,545	—	—
Stock based compensation	(904)	(255)	—
Other	(636)	(60)	391
Income tax expense	$41,042	$26,184	$15,449

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. Among other things, the new law establishes a new, flat corporate federal statutory income tax rate of 21% effective January 1, 2018. At the enactment date, the Company revalued its deferred tax assets and liabilities based upon the newly enacted statutory rate of 21%, which is the rate at which these assets and liabilities are expected to reverse, and recognized provisional tax expense of $8.1 million. The ultimate impact of the Tax Cuts and Jobs Act may differ from this provisional amount due to changes in management's interpretations and assumptions, as well as additional regulatory guidance that may be issued. The provisional amount is expected to be finalized when the 2017 federal tax return is filed in 2018. The Company elected to treat its acquisition of AloStar as an acquisition of assets rather than an acquisition of stock for tax purposes. This election resulted in tax expense of $2.5 million to remeasure the deferred tax assets and liabilities related to the acquisition.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset included in other assets in the accompanying consolidated statement of financial condition are as follows (dollars in thousands):

	December 31
	2017	2016
Deferred tax assets
Allowance for loan and lease losses	$7,274	$10,288
Net operating losses and credit carryforward	4,125	6,649
Accrued compensation	4,046	5,585
Tax basis difference on acquired assets	2,864	6,407
Other real estate owned	128	497
Unrealized losses on cash flow hedges	22	682
Estimated loss on acquired failed bank assets	2,646	6,327
Unrealized losses on securities available-for-sale	843	834
Other	1,125	538
Total deferred tax assets	23,073	37,807

Deferred tax liabilities
Intangible asset basis difference	$(4,427)	$(7,163)
Premises and equipment	(1,598)	(2,406)
Other	(1,472)	(989)
Total deferred tax liabilities	(7,497)	(10,558)

Net Deferred Tax Asset	$15,576	$27,249

Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at either December 31, 2017 or 2016. At December 31, 2017 and 2016, the Company had Federal and State tax net operating loss carryforwards, related to the Bank of Atlanta and S Bank acquisitions, of approximately $16.3 million and $17.2 million, respectively. The loss carryforwards can be deducted annually from future taxable income through 2036, subject to an annual limitation of approximately $1.0 million. Currently, tax years 2014 to present are open for examination by Federal and State taxing authorities.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Years Ended December 31
	2017	2016	2015
Numerator:
Net income per consolidated statements of income	$46,574	$47,591	$28,423
Net income allocated to participating securities	(1,222)	(1,303)	(783)
Net income allocated to common stock	$45,352	$46,288	$27,640

Basic earnings per share computation:
Net income allocated to common stock	$45,352	$46,288	$27,640
Weighted average common shares outstanding, including shares considered participating securities	38,945,515	36,942,866	35,796,497
Less: Average participating securities	(1,022,195)	(1,011,338)	(985,642)
Weighted average shares	37,923,320	35,931,528	34,810,855
Basic earnings per share	$1.20	$1.29	$.79

Diluted earnings per share computation:
Net income allocated to common stock	$45,352	$46,288	$27,640
Weighted average common shares outstanding for basic earnings per share	37,923,320	35,931,528	34,810,855
Weighted average dilutive grants	71,337	102,115	1,231,864
Weighted average shares and dilutive potential common shares	37,994,657	36,033,643	36,042,719
Diluted earnings per share	$1.19	$1.28	$.77

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

The components of AOCI and changes in those components are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-for-Sale	Cash Flow Hedges (Effective Portion)	Total
Balance, December 31, 2014	$4,210	$—	$(290)	$3,920
Other comprehensive loss before income taxes:
Net change in unrealized losses	(6,955)	—	(2,294)	(9,249)
Amounts reclassified for net (gains) losses realized and included in earnings	(354)	—	546	192
Income tax benefit	(2,827)	—	(676)	(3,503)
Balance, December 31, 2015	$(272)	$—	$(1,362)	$(1,634)
Other comprehensive loss before income taxes:
Net change in unrealized losses	(1,196)	—	(714)	(1,910)
Amounts reclassified for net (gains) losses realized and included in earnings	(489)	—	1,171	682
Transfer of net unrealized loss from available-for-sale to held-to-maturity	172	(172)	—	—
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	(3)	—	(3)
Income tax (benefit) expense	(585)	—	177	(408)
Balance, December 31, 2016	$(1,200)	$(175)	$(1,082)	$(2,457)
Other comprehensive loss before income taxes:
Net change in unrealized (losses) gains	(2,874)	—	58	(2,816)
Amounts reclassified for net losses realized and included in earnings	1,453	—	1,618	3,071
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	196	—	196
Adoption of ASU 2018-02	(442)	—	(11)	(453)
Income tax (benefit) expense	(540)	—	648	108
Balance, December 31, 2017	$(2,523)	$21	$(65)	$(2,567)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	December 31
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2017	2016	2015
Investment securities available-for-sale
(Loss) gain on sale of investment securities	$(1,453)	$489	$354
Income tax benefit (expense)	558	(189)	(137)
Net income	$(895)	$300	$217

Cash flow hedges (effective portion)
Interest expense on deposits	$(1,618)	$(1,171)	$(546)
Income tax benefit	621	453	211
Net income	$(997)	$(718)	$(335)

NOTE 24: CONDENSED FINANCIAL INFORMATION OF STATE BANK FINANCIAL CORPORATION (PARENT COMPANY ONLY FINANCIAL STATEMENTS)

Condensed Statements of Financial Condition
(Dollars in thousands)

	December 31
	2017	2016
Assets
Cash and due from banks	$55,099	$79,129
Securities available-for-sale	1,515	1,546
Securities held-to-maturity	10,161	10,259
Investment in subsidiary	574,769	550,346
Other assets	939	8,082
Total assets	$642,483	$649,362
Liabilities
Other liabilities	$932	$35,729
Total liabilities	932	35,729
Shareholders' equity	641,551	613,633
Total liabilities and shareholders' equity	$642,483	$649,362

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Income
(Dollars in thousands)

	Years Ended December 31
	2017	2016	2015
Interest income:
Interest income	$934	$940	$57
Net interest income	934	940	57
Noninterest income:
Dividends from subsidiary	24,400	58,000	17,900
Other income	416	243	3,125
Total noninterest income	24,816	58,243	21,025
Noninterest expense:
Salaries and employee benefits	1,425	2,246	7,537
Other noninterest expense	1,807	1,485	4,685
Total noninterest expense	3,232	3,731	12,222
Income before income tax and equity in undistributed net income of subsidiary	22,518	55,452	8,860
Income tax benefit	(374)	(1,306)	(3,413)
Income before equity in undistributed net income of subsidiary	22,892	56,758	12,273
Equity in earnings of subsidiary greater than (less than) dividends received	23,682	(9,167)	16,150
Net income	$46,574	$47,591	$28,423

Condensed Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31
	2017	2016	2015
Cash flows from operating activities:
Net income	$46,574	$47,591	$28,423
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed earnings of subsidiary (greater than) less than dividends received	(23,682)	9,167	(16,150)
Share-based compensation expense	3,791	3,889	3,595
Other, net	6,622	(2,771)	(2,059)
Net cash provided by operating activities	33,305	57,876	13,809
Cash flows from investing activities:
Cash consideration paid, net of cash received for bank acquisitions	(34,171)	(3,685)	(25,884)
Purchase of investment securities available-for-sale	—	—	(11,758)
Other	(39)	—	—
Net cash used in investing activities	(34,210)	(3,685)	(37,642)
Cash flows from financing activities:
Issuance of common stock	1	200	547
Repurchase of common stock	—	(5,128)	—
Restricted stock activity	(1,312)	(116)	(27)
Dividends paid	(21,814)	(20,681)	(11,631)
Net cash used in financing activities	(23,125)	(25,725)	(11,111)
Net (decrease) increase in cash and cash equivalents	(24,030)	28,466	(34,944)
Cash and cash equivalents, beginning	79,129	50,663	85,607
Cash and cash equivalents, ending	$55,099	$79,129	$50,663

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

Changes in Internal Control over Financial Reporting

       There was no change in our internal control over financial reporting during our fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Purchase and Assumption Agreement dated as of July 24, 2009 among the Federal Deposit Insurance Corporation, Receiver of Security Bank of Bibb County, Macon Georgia; Security Bank of Gwinnett County, Suwanee, Georgia; Security Bank of Houston County, Perry, Georgia; Security Bank of Jones County, Gray, Georgia; Security Bank of North Fulton, Alpharetta, Georgia; Security Bank of North Metro, Woodstock, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.1 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)^

2.2
Purchase and Assumption Agreement dated as of December 4, 2009 among the Federal Deposit Insurance Corporation, Receiver of The Buckhead Community Bank, Atlanta, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.2 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)^

2.3
Purchase and Assumption Agreement dated as of December 4, 2009 among the Federal Deposit Insurance Corporation, Receiver of First Security National Bank, Norcross, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.3 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)

2.4		Plan of Reorganization and Share Exchange dated January 27, 2010 (incorporated by reference to Exhibit 2.4 of our registration statement on Form 10 filed on October 29, 2010)

2.5
Purchase and Assumption Agreement dated as of July 30, 2010 among the Federal Deposit Insurance Corporation, Receiver of NorthWest Bank and Trust, Acworth, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.5 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)^

2.6
Purchase and Assumption Agreement dated as of December 17, 2010 among the Federal Deposit Insurance Corporation, Receiver of United Americas Bank, N.A., Atlanta, Georgia, State Bank and Trust Company and the Federal Deposit Insurance Corporation acting in its corporate capacity (incorporated by reference to Exhibit 2.6 of Amendment No. 5 to our registration statement on Form 10 filed on March 4, 2011)^

2.7
Agreement and Plan of Merger between State Bank Financial Corporation and Georgia-Carolina Bancshares, Inc. dated June 23, 2014 (incorporated by reference to Exhibit 2.7 of the Company’s Registration Statement on Form S-4 (File Number 333-198707) filed on September 12, 2014 and attached as Annex A to proxy statement/ prospectus contained in the Registration Statement).^

2.8
Agreement and Plan of Merger by and among State Bank Financial Corporation, State Bank and Trust Company,
AloStar Bank of Commerce and State Bank Interim Corp. dated June 15, 2017 (incorporated by reference to
Exhibit 2.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on June 15, 2017)^

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

10.3	*	Form of Restricted Stock Agreement dated September 1, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 8, 2011)

10.4	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on September 21, 2012)

10.5	*	Summary of Director Compensation

Exhibit No.		Document
10.6	*	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 8, 2014)

10.7	*	First Amendment to State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K filed on March 14, 2014)

10.8	*
Offer Letter by and among, First Bank of Georgia, State Bank Financial Corporation and Remer Y. Brinson, III, dated June 23, 2014 (incorporated by reference to Exhibit 10.34 of our registration statement on Form S-4 filed on September 12, 2014)

10.9	*
Separation Agreement by and between First Bank of Georgia and Remer Y. Brinson, III, dated June 23, 2014 (incorporated by reference to Exhibit 10.35 of our registration statement on Form S-4 filed on September 12, 2014)

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

10.14	*	Executive Officer Annual Cash Incentive Plan for State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2015)

10.15	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 17, 2015)

10.16	*
Second Amended and Restated Employment Agreement dated April 26, 2017, by and among Joseph W. Evans,
State Bank Financial Corporation and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on May 1, 2017)

21.1		Subsidiaries of State Bank Financial Corporation

23.1		Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained on the signature page hereof)

31.1		Rule 13a-14(a) Certification of the Chief Executive Officer

31.2		Rule 13a-14(a) Certification of the Chief Financial Officer

32.1		Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

*Management compensatory plan or arrangement.
^Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date:	February 23, 2018	By:	/s/ J. Thomas Wiley, Jr.
J. Thomas Wiley, Jr.
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Thomas Wiley, Jr., his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James R. Balkcom, Jr.	Director	February 23, 2018
James R. Balkcom, Jr.

/s/ Archie L. Bransford, Jr.	Director	February 23, 2018
Archie L. Bransford, Jr.

/s/ Kim M. Childers	Executive Risk Officer, Vice Chairman and Director	February 23, 2018
Kim M. Childers

/s/ Ann Q. Curry	Director	February 23, 2018
Ann Q. Curry

/s/ Joseph W. Evans	Chairman and Director	February 23, 2018
Joseph W. Evans

/s/ Virginia A. Hepner	Director	February 23, 2018
Virginia A. Hepner

/s/ John D. Houser	Director	February 23, 2018
John D. Houser

/s/ Anne H. Kaiser	Director	February 23, 2018
Anne H. Kaiser

/s/ William D. McKnight	Director	February 23, 2018
William D. McKnight

/s/ Asif Ramji	Director	February 23, 2018
Asif Ramji

/s/ Sheila E. Ray	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
Sheila E. Ray

/s/ G. Scott Uzzell	Director	February 23, 2018
G. Scott Uzzell

/s/ J. Thomas Wiley, Jr.	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018
J. Thomas Wiley, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1	Power of Attorney (contained on the signature page hereof)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.