Form 10-K/A
period 2017-12-31
STATE BANK FINANCIAL CORP
filed 2018-03-02
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1

Explanatory Note

This Form 10-K/A amends State Bank Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "Original Filing"), as filed with the Securities and Exchange Commission on February 23, 2018 (the "Original Filing Date").

We are filing this 10-K/A solely to amend the reports of Dixon Hughes Goodman LLP ("DHG") titled "Report of Independent Registered Accounting Firm" contained in Item 8 of the Original Filing (collectively, the "Audit Reports"), as follows:

•	to add the shareholders of State Bank Financial Corporation as an addressee of each report;

•	to reorder certain paragraphs in the report related to DHG’s "Opinion on Internal Control Over Financial Reporting"; and

•
to revise the first sentence in the report related to DHG’s "Opinion on the Financial Statements" to refer to our "accompanying consolidated statements of financial condition" rather than our "accompanying balance sheets."

The above-referenced changes to the Audit Reports do not affect DHG's unqualified opinion on our consolidated financial statements or DHG's unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Item 8 in this 10-K/A.

Part IV, Item 15 has been included to reflect the consent of DHG and new Section 302 and 906 certifications.

No other changes were made to the Original Filing. This 10-K/A speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date and, except as described above, does not modify or update in any way disclosures made in the Original Filing. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing.

PART II

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

To the Shareholders and the Board of Directors
State Bank Financial Corporation

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
State Bank Financial Corporation:

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of State Bank Financial Corporation and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
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

10.3	*	Form of Restricted Stock Agreement dated September 1, 2011 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 8, 2011)

10.4	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on September 21, 2012)

10.5	*	Summary of Director Compensation (previously filed as Exhibit 10.5 to the Original Filing)

Exhibit No.		Document
10.6	*	Form of Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 8, 2014)

10.7	*	First Amendment to State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K filed on March 14, 2014)

10.8	*
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

10.14	*	Executive Officer Annual Cash Incentive Plan for State Bank Financial Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2015)

10.15	*	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 17, 2015)

10.16	*
Second Amended and Restated Employment Agreement dated April 26, 2017, by and among Joseph W. Evans,
State Bank Financial Corporation and State Bank and Trust Company (incorporated by reference to Exhibit 10.1 to State Bank Financial Corporation's Current Report on Form 8-K filed on May 1, 2017)

21.1		Subsidiaries of State Bank Financial Corporation (previously filed as Exhibit 21.1 to the Original Filing)

23.1	#	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

24.1		Power of Attorney (contained on the signature page of the Original Filing)

31.1	#	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	#	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	#	Section 1350 Certifications

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition at December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements. (previously filed as Exhibit 101 to the Original Filing)

*Management compensatory plan or arrangement.
^Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.
#Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

Date:	March 2, 2018	By:	/s/ J. Thomas Wiley, Jr.
J. Thomas Wiley, Jr.
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
23.1	Consent of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications