Form 10-Q
period 2018-03-31
STATE BANK FINANCIAL CORP
filed 2018-05-04
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, as of May 3, 2018 was 39,114,525

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "seek," "plan" and "estimate," as well as similar expressions. These forward-looking statements include, but are not limited to, statements related to our strategic plans to continue organic growth and pursue other strategic opportunities, such as acquisitions, our expectations regarding growth in our markets, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our plan to meet future cash needs through the generation of deposits, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation regarding the impact of the new capital and liquidity standards on the Company and State Bank, our belief that our recorded deferred tax assets are fully recoverable, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, the possible normalizing of our level of capitalization, anticipated organic growth, our use of derivatives and their anticipated future effect on our financial statements, and our plans to acquire other banks.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, and the following:

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

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of some of the important factors that may affect actual outcomes.

PART I
Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)	(1)
Assets
Cash and amounts due from depository institutions	$13,113	$17,438
Interest-bearing deposits in other financial institutions	59,620	211,142
Federal funds sold	9,000	2,297
Cash and cash equivalents	81,733	230,877
Equity securities	1,515	1,515
Debt securities available-for-sale	863,697	872,455
Debt securities held-to-maturity (fair value of $28,150 and $33,351, respectively)	27,558	32,852
Loans	3,618,521	3,532,193
Allowance for loan and lease losses	(31,317)	(28,750)
Loans, net	3,587,204	3,503,443
Loans held-for-sale (includes loans at fair value of $35,894 and $25,791, respectively)	47,482	36,211
Other real estate owned	4,207	895
Premises and equipment, net	52,410	51,794
Goodwill	84,564	84,564
Other intangibles, net	10,384	11,034
SBA servicing rights	4,003	4,069
Bank-owned life insurance	67,768	67,313
Other assets	59,772	61,560
Total assets	$4,892,297	$4,958,582
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$1,089,579	$1,191,106
Interest-bearing deposits	3,094,853	3,052,029
Total deposits	4,184,432	4,243,135
Federal funds purchased and securities sold under agreements to repurchase	9,565	25,209
FHLB borrowings	15,000	—
Notes payable	398	398
Other liabilities	36,248	48,289
Total liabilities	4,245,643	4,317,031
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 39,003,412 and 38,992,163 shares issued and outstanding, respectively	390	390
Additional paid-in capital	414,505	413,583
Retained earnings	239,685	230,145
Accumulated other comprehensive loss, net of tax	(7,926)	(2,567)
Total shareholders' equity	646,654	641,551
Total liabilities and shareholders' equity	$4,892,297	$4,958,582
(1) Derived from audited financial statements
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31
	2018	2017
Interest income:
Loans	$48,444	$34,060
Loan accretion	5,946	7,677
Investment securities	5,986	5,368
Deposits with other financial institutions	185	92
Total interest income	60,561	47,197
Interest expense:
Deposits	5,428	3,108
FHLB borrowings	257	112
Notes payable	13	11
Federal funds purchased and repurchase agreements	7	8
Total interest expense	5,705	3,239
Net interest income	54,856	43,958
Provision for loan and lease losses	3,208	1,002
Net interest income after provision for loan and lease losses	51,648	42,956
Noninterest income:
Service charges on deposits	1,625	1,467
Mortgage banking income	2,925	2,894
SBA income	1,192	1,178
Payroll and insurance income	1,760	1,495
ATM income	870	832
Bank-owned life insurance income	455	484
Gain on sale of investment securities	—	12
Other	1,634	1,097
Total noninterest income	10,461	9,459
Noninterest expense:
Salaries and employee benefits	26,042	21,388
Occupancy and equipment	3,496	3,280
Data processing	2,896	2,639
Legal and professional fees	739	1,805
Merger-related expenses	1,264	2,235
Marketing	425	664
Federal deposit insurance premiums and other regulatory fees	500	397
Loan collection costs and OREO activity	166	(1,042)
Amortization of intangibles	651	696
Other	3,089	2,503
Total noninterest expense	39,268	34,565
Income before income taxes	22,841	17,850
Income tax expense	5,476	6,292
Net income	$17,365	$11,558
Basic earnings per share	$.45	$.30
Diluted earnings per share	$.44	$.30
Cash dividends declared per common share	$.20	$.14
Weighted Average Shares Outstanding:
Basic	38,032,007	37,867,718
Diluted	38,070,555	37,954,585

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31
	2018	2017
Net income	$17,365	$11,558
Other comprehensive income (loss), net of tax:
Net change in unrealized gains	(6,880)	(516)
Amortization of net unrealized losses (gains) on securities transferred to held-to-maturity	26	(2)
Amounts reclassified for losses realized and included in earnings	91	392
Other comprehensive loss, before income taxes	(6,763)	(126)
Income tax expense	(1,381)	(36)
Other comprehensive income (loss), net of income taxes	(5,382)	(90)
Comprehensive income	$11,983	$11,468

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2016	133,912	38,845,573	$388	$409,736	$205,966	$(2,457)	$613,633
Exercise of stock warrants	(36,000)	25,696	1	—	—	—	1
Share-based compensation	—	—	—	833	—	—	833
Restricted stock activity	—	(845)	—	(127)	(83)	—	(210)
Other comprehensive income	—	—	—	—	—	(90)	(90)
Common stock dividends, $.14 per share	—	—	—	—	(5,442)	—	(5,442)
Net income	—	—	—	—	11,558	—	11,558
Balance, March 31, 2017	97,912	38,870,424	$389	$410,442	$211,999	$(2,547)	$620,283

Balance, December 31, 2017	82,904	38,992,163	$390	$413,583	$230,145	$(2,567)	$641,551
Exercise of stock warrants	(30,000)	20,215	—	—	—	—	—
Share-based compensation	—	—	—	922	—	—	922
Restricted stock activity	—	(8,966)	—	—	—	—	—
Adoption of ASU 2016-01	—	—	—	—	(23)	23	—
Other comprehensive income	—	—	—	—	—	(5,382)	(5,382)
Common stock dividends, $.20 per share	—	—	—	—	(7,802)	—	(7,802)
Net income	—	—	—	—	17,365	—	17,365
Balance, March 31, 2018	52,904	39,003,412	$390	$414,505	$239,685	$(7,926)	$646,654

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31
	2018	2017
Cash Flows from Operating Activities
Net income	$17,365	$11,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,482	2,987
Provision for loan and lease losses	3,208	1,002
Accretion on acquisitions, net	(5,946)	(7,677)
Gains on sales of other real estate owned	(83)	(960)
Writedowns of other real estate owned	85	—
Proceeds from sales of mortgage loans held-for-sale	99,746	112,008
Proceeds from sales of SBA loans held-for-sale	9,495	9,313
Originations of mortgage loans held-for-sale	(107,002)	(107,405)
Originations of SBA loans held-for-sale	(9,745)	(7,953)
Mortgage banking activities	(2,925)	(2,894)
Gains on sales of SBA loans	(918)	(851)
Net gains on sales of available-for-sale securities	—	(12)
Share-based compensation expense	922	833
Changes in fair value of SBA servicing rights	266	136
Changes in other assets and other liabilities, net	(7,612)	3,086
Net cash (used in) provided by operating activities	(662)	13,171
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(41,607)	(141,666)
Proceeds from sales and calls of investment securities available-for-sale	—	42,836
Proceeds from maturities and paydowns of investment securities available-for-sale	42,218	48,158
Proceeds from maturities and paydowns of investment securities held-to-maturity	5,312	—
Loan originations, repayments and resolutions, net	(84,369)	(33,604)
Net purchases of premises and equipment	(1,544)	(379)
Proceeds from sales of other real estate owned	32	8,547
Net cash paid in excess of assets and liabilities acquired in purchase business combinations	—	(34,166)
Net cash used in investing activities	(79,958)	(110,274)
Cash Flows from Financing Activities
Net decrease in noninterest-bearing customer deposits	(101,527)	(39,581)
Net increase in interest-bearing customer deposits	42,824	18,191
Proceeds from FHLB advances	439,500	460,000
Repayments of FHLB advances	(424,500)	(407,014)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(15,644)	(2,617)
Payment of contingent consideration	(1,375)	(1,495)
Exercise of stock warrants	—	1
Restricted stock activity	—	(210)
Dividends paid to shareholders	(7,802)	(5,442)
Net cash (used in) provided by financing activities	(68,524)	21,833
Net decrease in cash and cash equivalents	(149,144)	(75,270)
Cash and cash equivalents, beginning	230,877	149,593
Cash and cash equivalents, ending	$81,733	$74,323

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Three Months Ended
	March 31
	2018	2017
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized gains on securities and cash flow hedges, net of tax	$(5,382)	$(90)
Transfers of loans to other real estate owned	3,346	449

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, consisting of normal and recurring items, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

NOTE 2: ADOPTION OF NEW ACCOUNTING STANDARDS AND RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

ASU 2018-05 — In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The purpose of this ASU is to codify the SEC's guidance issued in Staff Accounting Bulletin 118. The amendments in this update were effective upon issuance. The adoption did not have a material impact on our consolidated financial statements.

ASU 2018-04 — In March 2018, FASB issued ASU 2018-04, Investment - Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The purpose of this ASU is to codify the SEC's guidance issued in Staff Accounting Bulletin 117. The amendments in this update were effective upon issuance. The adoption did not have a material impact on our consolidated financial statements.

ASU 2017-12 — On August 28, 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships with the economic objectives of those activities, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company adopted the amendments in this ASU effective January 1, 2018. The adoption changed the location of changes in fair value of the hedging instrument and hedged item to interest income for periods subsequent to adoption and enhanced disclosures of derivatives and hedging activities. The Company did not elect to modify the measurement methodology for any fair value hedges existing as of the adoption date and there was no cumulative effect adjustment required upon adoption. See Note 8 for enhanced disclosures.

ASU 2018-03 — In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10). This Update clarifies certain aspects of the guidance issued in ASU 2016-01 including (i) that an entity measuring an equity security using the measurement alternative may make an irrevocable election to change in

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measurement approach to a fair value method under Topic 820 for that security and any identical or similar investments of the same issuer, (ii) clarifies that fair value adjustments under the measurement alternative should be as of the date the observable transaction for a similar security occurred, (iii) requires remeasuring the entire value of forward contracts and purchased options when observable transactions occur on the underlying equity securities, (iv) financial liabilities for which the fair value option is elected should follow the guidance in paragraph 825-10-45-5, (v) changes in the fair value of financial liabilities for which the fair value option is elected relating to the instrument-specific credit risk should first be measured in the currency of denomination and then both components of the change in fair value should be remeasured into the reporting entity's functional currency using end-of-period spot rates, and (vi) the prospective transition approach should only be applied for instance in which the measurement alternative is applied. The guidance was effective for interim periods beginning after June 15, 2018 and may be early adopted provided ASU 2016-01 was adopted. The Company adopted the amendments in this ASU effective January 1, 2018. The adoption did not have a material impact on our consolidated financial statements.

ASU 2016-01 — In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted the amendments in this ASU effective January 1, 2018. The adoption of 2016-01 resulted in a reclassification of unrealized loss of $23,000 from accumulated other comprehensive loss to retained earnings.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-05 Other Income - Gains and losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets — In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods and services to customers in an amount equal to the consideration it receives or expects to receive. The guidance also includes expanded disclosure requirements that provide comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the amendments in this ASU effective January 1, 2018 using the modified retrospective method. Since there was no change to net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not necessary. See below for additional information related to revenue generated from contracts with customers.

Revenue Recognition

On January 1, 2018 the Company adopted ASC Topic 606, using the modified retrospective method. Disclosures of revenue from contracts with customers for periods beginning after January 1, 2018 are presented under ASC Topic 606 and have not materially changed from the prior year amounts. Consistent with this guidance, noninterest income within the scope of this guidance is recognized as services are transferred to our customers in an amount that reflects the considerations we expect to be entitled to in exchange for those services. The Company's revenue streams that were in scope include service charges on deposits, payroll and insurance income, ATM income and other noninterest income.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Services Charges on Deposits - Service charges on deposits primarily consist of monthly maintenance charges, correspondent bank service charges, analysis charges and NSF charges. The fee for NSF charges and certain service charges are fixed and the performance obligation is typically satisfied at the time of the related transaction. The consideration for analysis charges and monthly maintenance charges are variable as the fee can be reduced if the customer meets certain qualifying metrics. The Company's performance obligations are satisfied either at the time of the transaction or over the course of a month.

Payroll and insurance income - Payroll and insurance income consists principally of payroll processing fees, property and casualty brokerage and employee benefits brokerage. Payroll processing fees are charged as the services are provided and the Company satisfied its performance obligation simultaneously. Property and casualty includes the brokerage of both personal and commercial coverages. The placement of the policy is completion of the Company's performance obligation and revenue is recognized at that time. The Company's commission is a percentage of the premium. Employee benefits brokerage consists of assisting companies in designing and managing comprehensive employee benefit programs. The services provided by the Company are collectively benefit management services which are considered a bundle of services that are highly interrelated. Each of the underlying services are activities to fulfill the benefit management service and are not distinct and separate performance obligations. Revenue is recognized over the contract term as services are rendered on a monthly basis. Customer payments are usually received on a monthly basis.

ATM Income - ATM income represents revenues earned from interchange fees and merchant processing fees. Interchange revenues are earned on debit card transactions conducted with payment networks. ATM fees primarily consist of surcharges assessed to our customers for using a non-Bank ATM or a non-Bank customer using our ATM. Such fees generally are recognized concurrently with the delivery of services on a daily basis.

Other - Other noninterest income primarily consists of certain transaction based fees where the performance obligation is satisfied simultaneously with the revenue recognition.

Contract Costs - Costs associated with revenue from contracts with customers related primarily to contracts that have a period of one year or less. The Company has elected to expense the associated costs as incurred.

Contract Balances - The Company records contract assets when revenue is recognized prior to receipt of consideration from the customer. The Company does not have material contract assets at period-end. The Company records contract liabilities when the consideration is received or due in advance of providing services to customers. The Company typically receives payments for its services during the period or at the time services are provided and does not have material contract liabilities at period-end.

Recent Accounting Pronouncements

ASU 2017-09 — On May 10, 2017, FASB issued ASU 2017-09, Scope of Modification Accounting. This Update amends the scope of modification accounting for share-based payment arrangements. It provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation—Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2016-13 — In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the credit loss model on financial instruments measured at amortized cost, available for sale securities and certain purchased financial instruments. Credit losses on financial instruments measured at amortized cost will be determined using a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Purchased financial assets with more-than-insignificant credit deterioration since origination ("PCD assets") measured at amortized cost will have an allowance for credit losses established at acquisition as part of the purchase price. Subsequent increases or decreases to the allowance for credit losses on PCD assets will be recognized in the income statement. Interest income should be recognized on PCD assets based on the effective interest rate, determined excluding the discount attributed to credit losses at acquisition. Credit losses relating to available-for-sale debt securities will be recognized through an allowance for credit losses. The amount of the credit loss is limited to the amount by which fair value is below amortized cost of the available-for-sale debt security. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period adopted. A prospective approach is required for securities with other-than-temporary impairment recognized prior to adoption. The Company is still reviewing the impact of the adoption of this guidance and has established a cross-functional implementation team. The Company expects the allowance for credit losses to increase upon adoption with a corresponding adjustment to retained earnings. The ultimate amount of the increase will depend on the portfolio composition, credit quality, economic conditions and reasonable and supportable forecasts at that time.

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
The following table presents certain pro forma information as if AloStar had been acquired on January 1, 2017 (dollars in thousands, except per share amounts). These results combine the historical results of AloStar in the Company's consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2017. Merger-related costs are not included in the pro forma statements below.

	Three Months Ended March 31
	2018	2017
	Pro Forma	Pro Forma
Net interest income	$54,856	$54,891
Net income	18,309	15,830
Earnings per share:
Basic	$.47	$.41
Diluted	.47	.41

The following is a summary of the purchased credit impaired loans acquired in the AloStar transaction on September 30, 2017 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$108,308
Contractual cash flows not expected to be collected (nonaccretable difference)	(19,093)
Expected cash flows at acquisition	89,215
Accretable difference	(11,664)
Basis in acquired loans at acquisition - estimated fair value	$77,551

On September 30, 2017, the fair value of the purchased non-credit impaired loans acquired in the AloStar transaction was $641.0 million. The gross contractual amounts receivable of the purchased non-credit impaired loans at acquisition was $707.0 million, of which $9.3 million was the amount of contractual cash flows not expected to be collected.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of debt securities classified as available-for-sale are as follows (dollars in thousands):

	March 31, 2018				December 31, 2017
Debt Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$67,704	$—	$945	$66,759	$70,203	$—	$644	$69,559
Residential mortgage-backed securities — nonagency	109,324	2,861	102	112,083	115,639	3,183	112	118,710
Residential mortgage-backed securities — agency	576,916	174	13,039	564,051	582,845	319	7,315	575,849
Corporate securities	120,426	997	619	120,804	107,115	1,299	77	108,337
Total debt securities available-for-sale	$874,370	$4,032	$14,705	$863,697	$875,802	$4,801	$8,148	$872,455

The amortized cost and fair value of debt securities classified as held-to-maturity are as follows (dollars in thousands):

	March 31, 2018				December 31, 2017
Debt Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$17,423	$128	$1	$17,550	$22,692	$259	$—	$22,951
Corporate securities	10,135	465	—	10,600	10,160	240	—	10,400
Total debt securities held-to-maturity	$27,558	$593	$1	$28,150	$32,852	$499	$—	$33,351

The amortized cost and estimated fair value of debt securities by contractual maturities are summarized in the tables below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
March 31, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$4,998	$62,706	$—	$—	$67,704
Residential mortgage-backed securities — nonagency	—	—	320	109,004	109,324
Residential mortgage-backed securities — agency	4,841	43,022	121,802	407,251	576,916
Corporate securities	30,584	64,504	18,000	7,338	120,426
Total debt securities available-for-sale	$40,423	$170,232	$140,122	$523,593	$874,370

Fair Value:
U.S. Government securities	$4,952	$61,807	$—	$—	$66,759
Residential mortgage-backed securities — nonagency	—	—	331	111,752	112,083
Residential mortgage-backed securities — agency	4,809	42,057	118,875	398,310	564,051
Corporate securities	30,497	64,221	18,389	7,697	120,804
Total debt securities available-for-sale	$40,258	$168,085	$137,595	$517,759	$863,697

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
March 31, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$5,923	$11,500	$17,423
Corporate securities	—	—	10,135	—	10,135
Total debt securities held-to-maturity	$—	$—	$16,058	$11,500	$27,558

Fair Value:
Asset-backed securities	$—	$—	$5,968	$11,582	$17,550
Corporate securities	—	—	10,600	—	10,600
Total debt securities held-to-maturity	$—	$—	$16,568	$11,582	$28,150

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

The following tables provide information regarding debt securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Debt Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
U.S. Government securities	$41,426	$561	$25,333	$384	$66,759	$945
Residential mortgage-backed securities — nonagency	681	2	5,078	100	5,759	102
Residential mortgage-backed securities — agency	347,962	6,595	197,840	6,444	545,802	13,039
Corporate securities	82,041	619	—	—	82,041	619
Total temporarily impaired securities	$472,110	$7,777	$228,251	$6,928	$700,361	$14,705

December 31, 2017
U.S. Government securities	$46,625	$364	$20,436	$280	$67,061	$644
Residential mortgage-backed securities — nonagency	1,403	3	6,269	109	7,672	112
Residential mortgage-backed securities — agency	312,617	2,548	210,862	4,767	523,479	7,315
Corporate securities	32,495	77	—	—	32,495	77
Total temporarily impaired securities	$393,140	$2,992	$237,567	$5,156	$630,707	$8,148

	Less than 12 Months		12 Months or More		Total
Debt Securities Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Asset-backed securities	$3,999	$1	$—	$—	$3,999	$1
Total temporarily impaired securities	$3,999	$1	$—	$—	$3,999	$1

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2018, the Company held 152 debt securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At March 31, 2018, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the debt securities; therefore, these securities are not deemed to be other than temporarily impaired.

Sales and calls of securities are summarized in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Debt Securities Available-For-Sale	2018	2017
Proceeds from sales and calls	$—	$42,836

Gross gains on sales and calls	$—	$29
Gross losses on sales and calls	—	(17)
Net realized gains on sales and calls	$—	$12

The composition of debt securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Investment securities with an aggregate fair value of $109.0 million and $116.1 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	March 31, 2018	December 31, 2017
Construction, land & land development	$480,096	$451,993
Other commercial real estate	1,246,312	1,255,002
Total commercial real estate	1,726,408	1,706,995
Residential real estate	328,123	333,086
Owner-occupied real estate	366,552	399,370
Commercial, financial & agricultural	1,089,329	973,440
Leases	43,787	52,396
Consumer	64,322	66,906
Total loans	3,618,521	3,532,193
Allowance for loan and lease losses	(31,317)	(28,750)
Total loans, net	$3,587,204	$3,503,443

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, net of related discounts, are summarized as follows (dollars in thousands):

Organic Loans	March 31, 2018	December 31, 2017
Construction, land & land development	$442,942	$412,540
Other commercial real estate	941,581	949,594
Total commercial real estate	1,384,523	1,362,134
Residential real estate	208,960	196,225
Owner-occupied real estate	253,059	260,273
Commercial, financial & agricultural	562,566	430,205
Leases	43,787	52,396
Consumer	62,423	64,610
Total organic loans (1)	2,515,318	2,365,843
Allowance for loan and lease losses	(24,882)	(24,039)
Total organic loans, net	$2,490,436	$2,341,804

(1) Includes net deferred loan fees that totaled approximately $9.4 million and $9.3 million at March 31, 2018 and December 31, 2017, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	March 31, 2018	December 31, 2017
Construction, land & land development	$24,352	$25,908
Other commercial real estate	226,893	218,660
Total commercial real estate	251,245	244,568
Residential real estate	82,416	96,529
Owner-occupied real estate	94,900	118,294
Commercial, financial & agricultural	515,327	529,184
Consumer	1,791	2,161
Total purchased non-credit impaired loans (1)	945,679	990,736
Allowance for loan and lease losses	(2,249)	(995)
Total purchased non-credit impaired loans, net	$943,430	$989,741

(1) Includes net discounts that totaled approximately $9.9 million and $12.7 million at March 31, 2018 and December 31, 2017, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	March 31, 2018	December 31, 2017
Construction, land & land development	$12,802	$13,545
Other commercial real estate	77,838	86,748
Total commercial real estate	90,640	100,293
Residential real estate	36,747	40,332
Owner-occupied real estate	18,593	20,803
Commercial, financial & agricultural	11,436	14,051
Consumer	108	135
Total purchased credit impaired loans	157,524	175,614
Allowance for loan and lease losses	(4,186)	(3,716)
Total purchased credit impaired loans, net	$153,338	$171,898

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Purchased Credit Impaired Loans	2018	2017
Balance, beginning of period	$171,898	$155,573
Accretion of fair value discounts	5,946	7,677
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(24,036)	(14,163)
Change in the allowance for loan and lease losses on purchased credit impaired loans	(470)	473
Balance, end of period	$153,338	$149,560

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

Changes in the value of the accretable discount on purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
Changes in Accretable Discount	2018	2017
Balance, beginning of period	$57,927	$69,301
Accretion	(5,946)	(7,677)
Transfers to accretable discounts and exit events, net	5,873	1,442
Balance, end of period	$57,854	$63,066

The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on purchased credit impaired loans.

At March 31, 2018 and December 31, 2017, loans with a carrying value of $3.1 billion were pledged for lines of credit. At March 31, 2018, consumer mortgage loans secured by residential real estate properties totaling $90,000 were in formal foreclosure proceedings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2018				2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$24,039	$995	$3,716	$28,750	$21,086	$439	$5,073	$26,598
Charge-offs	(664)	(40)	(88)	(792)	(540)	(48)	(114)	(702)
Recoveries	133	18	—	151	77	1	—	78
Net (charge-offs) recoveries	(531)	(22)	(88)	(641)	(463)	(47)	(114)	(624)
Provision for loan and lease losses	1,374	1,276	558	3,208	1,262	99	(359)	1,002
Balance, end of period	$24,882	$2,249	$4,186	$31,317	$21,885	$491	$4,600	$26,976

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
March 31, 2018
Beginning balance	$13,037	$2,809	$2,075	$4,535	$629	$954	$24,039
Charge-offs	(268)	(148)	—	(113)	(63)	(72)	(664)
Recoveries	—	3	—	81	29	20	133
Provision	(837)	230	206	1,727	(101)	149	1,374
Ending balance	$11,932	$2,894	$2,281	$6,230	$494	$1,051	$24,882

Three Months Ended
March 31, 2017
Beginning balance	$11,767	$1,786	$2,239	$4,093	$655	$546	$21,086
Charge-offs	—	(23)	—	(60)	(364)	(93)	(540)
Recoveries	—	3	—	29	41	4	77
Provision	345	(100)	(131)	452	378	318	1,262
Ending balance	$12,112	$1,666	$2,108	$4,514	$710	$775	$21,885

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2018
Commercial real estate	$—	$11,932	$11,932	$3,401	$1,381,122	$1,384,523
Residential real estate	22	2,872	2,894	767	208,193	208,960
Owner-occupied real estate	—	2,281	2,281	1,918	251,141	253,059
Commercial, financial & agricultural	—	6,230	6,230	244	562,322	562,566
Leases	—	494	494	—	43,787	43,787
Consumer	2	1,049	1,051	2	62,421	62,423
Total organic loans	$24	$24,858	$24,882	$6,332	$2,508,986	$2,515,318

December 31, 2017
Commercial real estate	$—	$13,037	$13,037	$3,822	$1,358,312	$1,362,134
Residential real estate	—	2,809	2,809	49	196,176	196,225
Owner-occupied real estate	65	2,010	2,075	808	259,465	260,273
Commercial, financial & agricultural	34	4,501	4,535	280	429,925	430,205
Leases	—	629	629	—	52,396	52,396
Consumer	—	954	954	—	64,610	64,610
Total organic loans	$99	$23,940	$24,039	$4,959	$2,360,884	$2,365,843

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
March 31, 2018
Beginning balance	$230	$664	$88	$8	$5	$995
Charge-offs	—	—	—	(37)	(3)	(40)
Recoveries	5	8	—	4	1	18
Provision	101	(148)	228	1,092	3	1,276
Ending balance	$336	$524	$316	$1,067	$6	$2,249

Three Months Ended
March 31, 2017
Beginning balance	$88	$72	$44	$235	$—	$439
Charge-offs	—	—	—	(45)	(3)	(48)
Recoveries	—	—	—	—	1	1
Provision	151	103	32	(190)	3	99
Ending balance	$239	$175	$76	$—	$1	$491

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2018
Commercial real estate	$—	$336	$336	$45	$251,200	$251,245
Residential real estate	36	488	524	53	82,363	82,416
Owner-occupied real estate	30	286	316	3,215	91,685	94,900
Commercial, financial & agricultural	19	1,048	1,067	23,112	492,215	515,327
Consumer	—	6	6	9	1,782	1,791
Total purchased non-credit impaired loans	$85	$2,164	$2,249	$26,434	$919,245	$945,679

December 31, 2017
Commercial real estate	$—	$230	$230	$—	$244,568	$244,568
Residential real estate	—	664	664	19	96,510	96,529
Owner-occupied real estate	—	88	88	3,264	115,030	118,294
Commercial, financial & agricultural	8	—	8	1,491	527,693	529,184
Consumer	—	5	5	—	2,161	2,161
Total purchased non-credit impaired loans	$8	$987	$995	$4,774	$985,962	$990,736
Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
March 31, 2018
Beginning balance	$1,706	$1,242	$718	$42	$8	$3,716
Charge-offs	(33)	(45)	(10)	—	—	(88)
Recoveries	—	—	—	—	—	—
Provision	631	(367)	117	175	2	558
Ending balance	$2,304	$830	$825	$217	$10	$4,186

Three Months Ended
March 31, 2017
Beginning balance	$2,183	$1,196	$1,655	$38	$1	$5,073
Charge-offs	(73)	(4)	(36)	(1)	—	(114)
Recoveries	—	—	—	—	—	—
Provision	(37)	(233)	(88)	—	(1)	(359)
Ending balance	$2,073	$959	$1,531	$37	$—	$4,600

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
March 31, 2018
Commercial real estate	$1,096	$1,208	$2,304	$77,838	$12,802	$90,640
Residential real estate	110	720	830	3,023	33,724	36,747
Owner-occupied real estate	691	134	825	7,741	10,852	18,593
Commercial, financial & agricultural	7	210	217	581	10,855	11,436
Consumer	—	10	10	—	108	108
Total purchased credit impaired loans	$1,904	$2,282	$4,186	$89,183	$68,341	$157,524

December 31, 2017
Commercial real estate	$1,052	$654	$1,706	$79,085	$21,208	$100,293
Residential real estate	128	1,114	1,242	3,029	37,303	40,332
Owner-occupied real estate	586	132	718	9,483	11,320	20,803
Commercial, financial & agricultural	32	10	42	2,318	11,733	14,051
Consumer	—	8	8	—	135	135
Total purchased credit impaired loans	$1,798	$1,918	$3,716	$93,915	$81,699	$175,614

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired Loans (1)
With no related allowance recorded:
Construction, land & land development	$80	$77	$—	$82	$79	$—
Other commercial real estate	4,193	3,397	—	4,617	3,822	—
Total commercial real estate	4,273	3,474	—	4,699	3,901	—
Residential real estate	1,850	1,775	—	453	456	—
Owner-occupied real estate	4,594	4,418	—	4,172	4,015	—
Commercial, financial & agricultural	25,623	23,524	—	2,739	1,882	—
Consumer	59	43	—	51	40	—
Subtotal	36,399	33,234	—	12,114	10,294	—
With related allowance recorded:
Construction, land & land development	113	112	56	113	112	56
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	113	112	56	113	112	56
Residential real estate	2,588	2,369	1,178	1,452	1,399	699
Owner-occupied real estate	1,217	1,192	196	350	335	125
Commercial, financial & agricultural	861	778	340	872	821	318
Consumer	96	92	47	83	81	40
Subtotal	4,875	4,543	1,817	2,870	2,748	1,238
Total impaired loans	$41,274	$37,777	$1,817	$14,984	$13,042	$1,238

(1) Includes loans with SBA guaranteed balances of $6.3 million and $5.7 million at March 31, 2018 and December 31, 2017, respectively.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods presented (dollars in thousands):

	March 31, 2018		March 31, 2017
Impaired Loans	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$190	$—	$5,459	$—
Other commercial real estate	3,405	8	54	—
Total commercial real estate	3,595	8	5,513	—
Residential real estate	4,325	—	900	—
Owner-occupied real estate	5,673	—	1,968	—
Commercial, financial & agricultural	25,814	366	1,880	—
Consumer	146	—	56	—
Total impaired loans	$39,553	$374	$10,317	$—

(1) The average recorded investment for troubled debt restructurings was $7.0 million for the three months ended March 31, 2018, and was $4.9 million for the three months ended March 31, 2017, respectively.
(2) The interest income recognized on troubled debt restructurings was $64,000 for the three months ended March 31, 2018, and was $0 for the three months ended March 31, 2017.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans	March 31, 2018	December 31, 2017
Construction, land & land development	$189	$191
Other commercial real estate	2,841	3,257
Total commercial real estate	3,030	3,448
Residential real estate	4,144	1,855
Owner-occupied real estate	5,610	4,350
Commercial, financial & agricultural	2,623	2,703
Consumer	135	121
Total nonaccrual loans	$15,542	$12,477

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
March 31, 2018
Construction, land & land development	$39	$157	$196	$442,746	$442,942	$—
Other commercial real estate	8	—	8	941,573	941,581	—
Total commercial real estate	47	157	204	1,384,319	1,384,523	—
Residential real estate	1,261	1,271	2,532	206,428	208,960	—
Owner-occupied real estate	1,505	839	2,344	250,715	253,059	—
Commercial, financial & agricultural	370	137	507	562,059	562,566	—
Leases	—	—	—	43,787	43,787	—
Consumer	25	45	70	62,353	62,423	—
Total organic loans	$3,208	$2,449	$5,657	$2,509,661	$2,515,318	$—

December 31, 2017
Construction, land & land development	$487	$45	$532	$412,008	$412,540	$—
Other commercial real estate	—	—	—	949,594	949,594	—
Total commercial real estate	487	45	532	1,361,602	1,362,134	—
Residential real estate	1,868	92	1,960	194,265	196,225	—
Owner-occupied real estate	474	713	1,187	259,086	260,273	—
Commercial, financial & agricultural	865	122	987	429,218	430,205	—
Leases	—	—	—	52,396	52,396	—
Consumer	67	28	95	64,515	64,610	—
Total organic loans	$3,761	$1,000	$4,761	$2,361,082	$2,365,843	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
March 31, 2018
Construction, land & land development	$32	$—	$32	$24,320	$24,352	$—
Other commercial real estate	—	45	45	226,848	226,893	—
Total commercial real estate	32	45	77	251,168	251,245	—
Residential real estate	303	366	669	81,747	82,416	—
Owner-occupied real estate	784	1,590	2,374	92,526	94,900	—
Commercial, financial & agricultural	71	1,023	1,094	514,233	515,327	—
Consumer	—	8	8	1,783	1,791	—
Total purchased non-credit impaired loans	$1,190	$3,032	$4,222	$941,457	$945,679	$—

December 31, 2017
Construction, land & land development	$35	$—	$35	$25,873	$25,908	$—
Other commercial real estate	—	45	45	218,615	218,660	—
Total commercial real estate	35	45	80	244,488	244,568	—
Residential real estate	537	126	663	95,866	96,529	—
Owner-occupied real estate	283	1,590	1,873	116,421	118,294	—
Commercial, financial & agricultural	640	628	1,268	527,916	529,184	—
Consumer	28	13	41	2,120	2,161	—
Total purchased non-credit impaired loans	$1,523	$2,402	$3,925	$986,811	$990,736	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
March 31, 2018
Construction, land & land development	$—	$1,793	$1,793	$11,009	$12,802
Other commercial real estate	309	2,674	2,983	74,855	77,838
Total commercial real estate	309	4,467	4,776	85,864	90,640
Residential real estate	1,571	1,643	3,214	33,533	36,747
Owner-occupied real estate	197	598	795	17,798	18,593
Commercial, financial & agricultural	—	1,386	1,386	10,050	11,436
Consumer	—	15	15	93	108
Total purchased credit impaired loans	$2,077	$8,109	$10,186	$147,338	$157,524

December 31, 2017
Construction, land & land development	$1	$1,881	$1,882	$11,663	$13,545
Other commercial real estate	363	3,303	3,666	83,082	86,748
Total commercial real estate	364	5,184	5,548	94,745	100,293
Residential real estate	1,519	1,876	3,395	36,937	40,332
Owner-occupied real estate	85	786	871	19,932	20,803
Commercial, financial & agricultural	201	224	425	13,626	14,051
Consumer	—	15	15	120	135
Total purchased credit impaired loans	$2,169	$8,085	$10,254	$165,360	$175,614

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

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2018
Construction, land & land development	$402,676	$38,049	$2,060	$157	$—	$442,942
Other commercial real estate	903,842	32,678	1,645	3,416	—	941,581
Total commercial real estate	1,306,518	70,727	3,705	3,573	—	1,384,523
Residential real estate	201,736	3,309	439	3,476	—	208,960
Owner-occupied real estate	230,159	18,216	363	4,321	—	253,059
Commercial, financial & agricultural	542,703	18,633	66	1,164	—	562,566
Leases	40,406	3,381	—	—	—	43,787
Consumer	62,207	57	67	92	—	62,423
Total organic loans	$2,383,729	$114,323	$4,640	$12,626	$—	$2,515,318

December 31, 2017
Construction, land & land development	$371,358	$38,939	$2,086	$157	$—	$412,540
Other commercial real estate	920,168	22,229	3,365	3,832	—	949,594
Total commercial real estate	1,291,526	61,168	5,451	3,989	—	1,362,134
Residential real estate	188,918	3,668	1,488	2,151	—	196,225
Owner-occupied real estate	240,987	16,891	1,067	1,328	—	260,273
Commercial, financial & agricultural	421,114	7,870	123	1,098	—	430,205
Leases	47,908	4,488	—	—	—	52,396
Consumer	64,361	58	81	110	—	64,610
Total organic loans	$2,254,814	$94,143	$8,210	$8,676	$—	$2,365,843

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2018
Construction, land & land development	$24,027	$291	$—	$34	$—	$24,352
Other commercial real estate	213,258	11,260	1,801	574	—	226,893
Total commercial real estate	237,285	11,551	1,801	608	—	251,245
Residential real estate	77,808	2,036	548	1,769	255	82,416
Owner-occupied real estate	84,280	4,877	—	5,743	—	94,900
Commercial, financial & agricultural	421,405	70,386	9,522	14,014	—	515,327
Consumer	1,693	30	—	40	28	1,791
Total purchased non-credit impaired loans	$822,471	$88,880	$11,871	$22,174	$283	$945,679

December 31, 2017
Construction, land & land development	$25,486	$385	$—	$37	$—	$25,908
Other commercial real estate	214,916	1,341	1,825	578	—	218,660
Total commercial real estate	240,402	1,726	1,825	615	—	244,568
Residential real estate	92,119	2,216	791	1,369	34	96,529
Owner-occupied real estate	110,034	3,227	1,280	3,753	—	118,294
Commercial, financial & agricultural	452,822	59,306	5,223	11,833	—	529,184
Consumer	2,091	3	—	37	30	2,161
Total purchased non-credit impaired loans	$897,468	$66,478	$9,119	$17,607	$64	$990,736

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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
March 31, 2018
Construction, land & land development	$6,101	$703	$920	$5,078	$—	$12,802
Other commercial real estate	54,362	11,682	1,280	10,514	—	77,838
Total commercial real estate	60,463	12,385	2,200	15,592	—	90,640
Residential real estate	19,478	6,037	1,370	9,792	70	36,747
Owner-occupied real estate	6,559	3,792	816	7,426	—	18,593
Commercial, financial & agricultural	560	165	—	10,711	—	11,436
Consumer	39	25	20	24	—	108
Total purchased credit impaired loans	$87,099	$22,404	$4,406	$43,545	$70	$157,524

December 31, 2017
Construction, land & land development	$6,677	$809	$973	$5,086	$—	$13,545
Other commercial real estate	63,210	11,998	2,361	9,179	—	86,748
Total commercial real estate	69,887	12,807	3,334	14,265	—	100,293
Residential real estate	21,706	6,419	1,590	10,504	113	40,332
Owner-occupied real estate	7,181	4,896	818	7,908	—	20,803
Commercial, financial & agricultural	2,094	211	323	11,423	—	14,051
Consumer	60	28	21	26	—	135
Total purchased credit impaired loans	$100,928	$24,361	$6,086	$44,126	$113	$175,614

Troubled Debt Restructurings (TDRs)

Total troubled debt restructurings (TDRs) were $7.0 million at March 31, 2018, with $30,000 in related allowance. At December 31, 2017, TDRs totaled $1.5 million with no related allowance. At March 31, 2018, there was one commitment to extend credit to a borrower with an existing troubled debt restructuring totaling $334,000. At December 31, 2017, there were no commitments to extend credit to borrowers with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on loans that were modified as TDRs during the periods presented (dollars in thousands):

	March 31, 2018			March 31, 2017
TDR Additions (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Three Months Ended
Construction, land & land development	—	$—	$—	—	$—	$—
Other commercial real estate	2	2,801	2,801	—	—	—
Total commercial real estate	2	2,801	2,801	—	—	—
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Residential real estate	1	2,769	2,769	—	—	—
Consumer & Other	—	—	—	—	—	—
Total modifications	3	$5,570	$5,570	—	$—	$—

(1) The pre-modification and post-modification recorded investment amount represents the recorded investment on the date of the loan modification. Since the modifications on these loans were either an interest rate concession or payment term extension, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

During the three months ended March 31, 2018, there was one loan modified as a TDR which subsequently defaulted within twelve months of its modification date with a recorded investment of $860,000. During the three months ended March 31, 2017, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

NOTE 7: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three months ended March 31, 2018 and March 31, 2017, the Company sold SBA loans with unpaid principal balances totaling $8.6 million and $8.5 million, and recognized $918,000 and $851,000 in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $476,000 and $433,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the Company serviced SBA loans for others with unpaid principal balances totaling $188.9 million and $185.6 million, respectively.

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended
	March 31
SBA Servicing Rights	2018	2017
Balance, beginning of period	$4,069	$3,477
Additions	200	206
Fair value adjustments	(266)	(136)
Balance, end of period	$4,003	$3,547

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	March 31, 2018	December 31, 2017
Fair value	$4,003	$4,069
Weighted average discount rate	12.9%	12.9%
Decline in fair value due to a 100 basis point adverse change	$(134)	$(140)
Decline in fair value due to a 200 basis point adverse change	(260)	(272)
Prepayment speed	10.0%	9.1%
Decline in fair value due to a 10% adverse change	$(150)	$(141)
Decline in fair value due to a 20% adverse change	(290)	(275)
Weighted average remaining life (years)	6.3	6.7

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

Information about the SBA loans serviced by the Company at and for the periods presented are as follows (dollars in thousands):

	March 31, 2018
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Three Months Ended March 31, 2018
Serviced for others	$188,928	$373	$—	$—
Held-for-sale	11,588	—	—	—
Held-for-investment	156,544	1,887	8,413	52
Total SBA loans serviced	$357,060	$2,260	$8,413	$52

	December 31, 2017
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Three Months Ended March 31, 2017
Serviced for others	$185,557	$1,555	$—	$—
Held-for-sale	10,420	—	—	—
Held-for-investment	153,810	2,508	6,627	—
Total SBA loans serviced	$349,787	$4,063	$6,627	$—

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

Credit and Collateral Risks for Interest Rate Swaps and Caps

The Company manages credit exposure on interest rate swap and cap transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. Refer to Note 9, Balance Sheet Offsetting, for more information on collateral pledged and received under these agreements.

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At March 31, 2018, the Company had no derivatives in a net liability position under these agreements.

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

Derivative Fair Values

The table below presents the fair values of the Company's derivatives at the dates presented (dollars in thousands):

	Derivative Assets (1)		Derivative Liabilities (1)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$3,629	$2,011	$1	$116
Total	$3,629	$2,011	$1	$116
Derivatives Not Designated as Hedging Instruments
Mortgage derivatives	$1,054	$616	$411	$238
Total	$1,054	$616	$411	$238

(1) All derivative assets are located in "Other Assets" on the consolidated statements of financial condition and all derivative liabilities are located in "Other Liabilities" on the consolidated statements of financial condition.

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income (dollars in thousands):

	Three Months Ended
	March 31
	2018			2017
	Interest Income	Interest Expense	Noninterest Income	Interest Income	Interest Expense	Noninterest Income

Total amounts of income and expense line items presented in the consolidated statements of income	$60,561	$5,705	$10,461	$47,197	$3,239	$9,459

Gain (loss) on fair value hedging relationships in Subtopic 815-20
Interest rate swaps:
Hedged items	(1,728)	—	—	—	—	(508)
Derivatives designated as hedging instruments	1,859	—	—	—	—	496

Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate caps:
Amount of loss reclassified from accumulated other comprehensive loss into income	—	91	—	—	404	—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At March 31, 2018 and December 31, 2017, the Company had 77 and 84 interest rate swaps with an aggregate notional amount of $130.6 million and 141.9 million, designated as fair value hedges associated with the Company's fixed rate loan program.

Line Item in the Statement of Condition in Which the Hedged Item Is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset

	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Loans	$124,803	$139,391	$(3,567)	$(1,892)
Total	$124,803	$139,391	$(3,567)	$(1,892)

Cash Flow Hedges

The Company uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps, designated as cash flow hedges, involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's current cash flow hedges are for the purpose of capping interest rates paid on deposits, which protects the Company in a rising rate environment. The caps were purchased during the first quarter of 2013 to hedge the variable cash outflows associated with these liabilities; they originally had a five-year life and notional value of $200.0 million. These caps expired in the first quarter of 2018. Amounts reported in AOCI related to derivatives are reclassified to interest expense as the interest rate cap premium is amortized over the life of the cap.

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2018	2017
Amount of (loss) gain recognized in AOCI on derivatives	OCI	$(4)	$59
Amount of loss reclassified from AOCI into income	Interest expense	91	404
Amount of loss recognized in consolidated statements of comprehensive income		$(95)	$(345)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

At March 31, 2018, the Company had no interest rate swaps that were not designated as fair value hedges associated with the Company's fixed rate loan program and recognized no related income statement impact during the three months ended March 31, 2018. For the three months ended March 31, 2017, there was a net loss of $16,000 recorded in the income statement for the interest rate swaps not designated as hedging instruments.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities," respectively, on the consolidated statements of financial condition. At March 31, 2018 and December 31, 2017, the fair value of mortgage derivative assets was $1.1 million and $616,000, respectively, and the fair value of mortgage derivative liabilities was $411,000 and $238,000, respectively. At March 31, 2018 and December 31, 2017, the Company had approximately $60.5 million and $36.3 million, respectively, of interest rate lock commitments, and $85.7 million and $55.8 million, respectively, of forward commitments for the future delivery of residential mortgage loans. The net gain related to interest rate lock commitments for the three months ended March 31, 2018 was $338,000, compared to a gain of $613,000 for the same period in 2017. The net loss for forward commitments related to these mortgage loans was $72,000 for the three months ended March 31, 2018, compared to a net loss of $985,000 for the same period in 2017.

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended
		March 31
Interest Rate Products	Location	2018	2017
Amount of (loss) gain recognized in income on interest rate swaps	Noninterest income	$—	$(16)
Amount of (loss) gain recognized in income on interest rate lock commitments	Noninterest income	338	613
Amount of (loss) gain recognized in income on forward commitments	Noninterest income	(72)	(985)
Total (loss) gain recognized in income on derivatives not designated as hedging instruments		$266	$(388)

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
March 31, 2018
Offsetting Assets
Interest rate swaps and caps	$3,629	$—	$3,629	$(1)	$(3,628)	$—
Offsetting Liabilities
Interest rate swaps and caps	$1	$—	$1	$(1)	$—	$—
Repurchase agreements	9,565	—	9,565	—	(9,565)	—
Total liabilities	$9,566	$—	$9,566	$(1)	$(9,565)	$—

December 31, 2017
Offsetting Assets
Interest rate swaps and caps	$2,011	$—	$2,011	$(116)	$(1,895)	$—
Offsetting Liabilities
Interest rate swaps and caps	$116	$—	$116	$(116)	$—	$—
Repurchase agreements	25,209	—	25,209	—	(25,209)	—
Total liabilities	$25,325	$—	$25,325	$(116)	$(25,209)	$—

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

At March 31, 2018 and December 31, 2017, securities sold under repurchase agreements were $9.6 million and $25.2 million, respectively, all of which mature on an overnight and continuous basis. At both March 31, 2018 and December 31, 2017, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

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

Beginning on January 1, 2016, the Company and State Bank must maintain a capital conservation buffer to avoid restrictions on capital distributions or discretionary bonus payments. This buffer must consist solely of Common Equity Tier 1 Capital, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital) in addition to the minimum risk-based capital requirements. The capital conservation buffer required for 2018 is common equity equal to 1.875% of risk-weighted assets and will increase by .625% per year until reaching 2.5% beginning January 1, 2019.

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at both March 31, 2018 and December 31, 2017 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 (CET1) capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At March 31, 2018 and December 31, 2017, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	March 31, 2018			December 31, 2017
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
Common Equity Tier 1 (CET1) capital ratio	$556,577	12.44%	$201,267	$547,822	12.61%	$195,433
Tier 1 risk-based capital ratio	556,577	12.44%	268,356	547,822	12.61%	260,578
Total risk-based capital ratio	587,894	13.14%	357,808	576,572	13.28%	347,437
Tier 1 leverage ratio	556,577	11.69%	190,504	547,822	11.24%	194,924

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	March 31, 2018				December 31, 2017
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
Common Equity Tier 1 (CET1) capital ratio	$473,245	10.61%	$200,799	$290,044	$481,135	11.10%	$194,972	$281,626
Tier 1 risk-based capital ratio	473,245	10.61%	267,733	356,977	481,135	11.10%	259,962	346,617
Total risk-based capital ratio	504,562	11.31%	356,977	446,221	509,885	11.77%	346,617	433,271
Tier 1 leverage ratio	473,245	9.96%	190,022	237,528	481,135	9.90%	194,429	243,037

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At March 31, 2018, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At March 31, 2018, the Company had $69.7 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

NOTE 11: COMMITMENTS AND CONTINGENT LIABILITIES

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Commitments to extend credit:
Fixed	$98,964	$65,117
Variable	955,386	914,524
Letters of credit:
Fixed	6,963	5,978
Variable	6,247	11,428
Total commitments	$1,067,560	$997,047

The fixed rate loan commitments have maturities ranging from one month to thirteen years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company maintains a recourse liability for mortgage loans sold to investors. At March 31, 2018, the recourse liability was $296,000.

Furthermore, in the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 12: FAIR VALUE

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between levels.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At March 31, 2018, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Hedged Loans

Loans involved in fair value hedges are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs consistent with the valuation methodology for interest rate swaps discussed below. The Company does not record other loans held for investment at fair value on a recurring basis.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at March 31, 2018.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2018, the aggregate fair value of the Company's mortgage loans held-for-sale was $35.9 million and the contractual balance including accrued interest was $35.0 million, with a fair value mark totaling $910,000. The Company recognized a gain of $366,000 for the three months ended March 31, 2018, respectively, related to the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income. For the three months ended March 31, 2017, the amount recognized related to the change in fair value of the mortgage loans held-for-sale was a gain of $725,000.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SBA Servicing Rights

The Company has the rights to service a portfolio of SBA loans. The SBA servicing rights are measured at fair value when loans are sold on a servicing retained basis. The servicing rights are subsequently measured at fair value on a recurring basis utilizing Level 3 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. For non-guaranteed portions of servicing assets, future cash flows are estimated using loan specific assumptions for losses and recoveries. Adjustments to fair value are recorded as a component of "SBA income" on the consolidated statements of income. Please reference Note 7 for the roll-forward of the SBA servicing rights asset at fair value utilizing level 3 inputs.

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

March 31, 2018	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities - financial services industry	$—	$1,515	$—	$1,515
U.S. Government securities	—	66,759	—	66,759
Residential mortgage-backed securities — nonagency	—	112,083	—	112,083
Residential mortgage-backed securities — agency	—	564,051	—	564,051
Corporate securities	—	120,804	—	120,804
Hedged loans	—	124,803	—	124,803
Mortgage loans held-for-sale	—	35,894	—	35,894
Mortgage derivatives	—	138	916	1,054
Interest rate swaps and caps	—	3,629	—	3,629
SBA servicing rights	—	—	4,003	4,003
Total recurring assets at fair value	$—	$1,028,161	$4,919	$1,033,080

Liabilities:
Interest rate swaps and caps	$—	$1	$—	$1
Mortgage derivatives	—	101	310	411
Total recurring liabilities at fair value	$—	$102	$310	$412

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities - financial services industry	$—	$1,515	$—	$1,515
U.S. Government securities	—	69,559	—	69,559
Residential mortgage-backed securities — nonagency	—	118,710	—	118,710
Residential mortgage-backed securities — agency	—	575,849	—	575,849
Corporate securities	—	108,337	—	108,337
Hedged loans	—	139,391	—	139,391
Mortgage loans held for sale	—	25,791	—	25,791
Mortgage derivatives	—	101	515	616
Interest rate swaps and caps	—	2,011	—	2,011
SBA servicing rights	—	—	4,069	4,069
Total recurring assets at fair value	$—	$1,039,749	$4,584	$1,044,333

Liabilities:
Interest rate swaps and caps	$—	$116	$—	$116
Mortgage derivatives	—	38	200	238
Total recurring liabilities at fair value	$—	$154	$200	$354

Changes in the carrying value of mortgage derivatives utilizing Level 3 inputs are presented in the following tables for the periods presented (dollars in thousands):

	Three Months Ended March 31
	2018
Mortgage Derivatives	Other Assets	Other Liabilities
Balance, beginning of period	$515	$200
Issuances (1)	601	310
Settlements and closed loans (1)	(200)	(200)
Balance, end of period	$916	$310

	Three Months Ended March 31
	2017
Mortgage Derivatives	Other Assets	Other Liabilities
Balance, beginning of period	$699	$445
Issuances (1)	842	465
Settlements and closed loans (1)	(445)	(445)
Balance, end of period	$1,096	$465

(1) The change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was a gain of $291,000 for the three months ended March 31, 2018. The change in fair value resulted in a gain of $377,000 for the three months ended March 31, 2017.

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

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018
Impaired loans	$—	$—	$35,960	$35,960
Total nonrecurring assets at fair value	$—	$—	$35,960	$35,960

December 31, 2017
Impaired loans	$—	$—	$11,804	$11,804
Total nonrecurring assets at fair value	$—	$—	$11,804	$11,804

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $37.8 million and $13.0 million with respective valuation allowances of $1.8 million and $1.2 million at March 31, 2018 and December 31, 2017, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018
Other real estate owned	$—	$—	$4,768	$4,768

December 31, 2017
Other real estate owned	$—	$—	$1,204	$1,204

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	March 31, 2018	December 31, 2017
Other real estate owned:
Other real estate owned at fair value	$4,768	$1,204
Estimated selling costs and other adjustments	(561)	(309)
Other real estate owned	$4,207	$895

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

March 31, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$4,003	Discounted cash flows	Discount rate	9% - 22% (13%)
			Prepayment speed	5% - 13% (10%)
Mortgage derivatives - asset	$916	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$310	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$35,960	Third party appraisal	Management discount for property type and recent market volatility	0% - 100% (6%)
Other real estate owned	$4,768	Third party appraisal	Management discount for property type and recent market volatility	0% - 71% (5%)

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$4,069	Discounted cash flows	Discount rate	10% - 22% (13%)
			Prepayment speed	4% - 13% (9%)
Mortgage derivatives - asset	$515	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$200	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$11,804	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$1,204	Third party appraisal	Management discount for property type and recent market volatility	0% - 33% (12%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities at the dates indicated (dollars in thousands).

		March 31, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$81,733	$81,733	$230,877	$230,877
Equity securities	Level 2	1,515	1,515	1,515	1,515
Investment securities available-for-sale	Level 2	863,697	863,697	872,455	872,455
Investment securities held-to-maturity	Level 2 & 3	27,558	28,150	32,852	33,351
Loans held-for-sale	Level 2	47,482	48,725	36,211	37,580
Loans, net	Level 2 & 3	3,587,204	3,615,552	3,503,443	3,513,057
Other real estate owned	Level 3	4,207	4,768	895	1,204
Interest rate swaps and caps	Level 2	3,629	3,629	2,011	2,011
Mortgage derivatives	Levels 2 & 3	1,054	1,054	616	616
SBA servicing rights	Level 3	4,003	4,003	4,069	4,069
Accrued interest receivable	Level 2	15,093	15,093	14,906	14,906
Federal Home Loan Bank stock	Level 3	5,089	5,089	4,651	4,651

Liabilities:
Deposits	Level 2	$4,184,432	$4,183,649	$4,243,135	$4,237,883
Federal funds purchased and securities sold under agreements to repurchase	Level 2	9,565	9,565	25,209	25,209
FHLB borrowings	Level 2	15,000	15,000	—	—
Notes payable	Level 2	398	398	398	398
Interest rate swaps and caps	Level 2	1	1	116	116
Mortgage derivatives	Levels 2 & 3	411	411	238	238
Accrued interest payable	Level 2	3,900	3,900	3,750	3,750

The fair value of financial instruments not measured at fair value on a recurring or nonrecurring basis are measured using an exit price notion for periods beginning after January 1, 2018. Prior to January 1, 2018, fair value for such instruments was estimated primarily based on the net present value of future cash flows.

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

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended
	March 31
	2018	2017
Numerator:
Net income per consolidated statements of income	$17,365	$11,558
Net income allocated to participating securities	(435)	(295)
Net income allocated to common stock	$16,930	$11,263

Basic earnings per share computation:
Net income allocated to common stock	$16,930	$11,263
Weighted average common shares outstanding, including shares considered participating securities	39,008,739	38,860,165
Less: Average participating securities	(976,732)	(992,447)
Weighted average shares	38,032,007	37,867,718
Basic earnings per share	$.45	$.30

Diluted earnings per share computation:
Net income allocated to common stock	$16,930	$11,263
Weighted average common shares outstanding for basic earnings per share	38,032,007	37,867,718
Weighted average dilutive grants	38,548	86,867
Weighted average shares and dilutive potential common shares	38,070,555	37,954,585
Diluted earnings per share	$.44	$.30

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
March 31, 2018
Balance, beginning of period	$(2,523)	$21	$(65)	$(2,567)
Other comprehensive loss before income taxes:
Net change in unrealized losses	(6,876)	—	(4)	(6,880)
Amounts reclassified for net losses realized and included in earnings	—	—	91	91
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	26	—	26
Adoption of ASU 2016-01	23	—	—	23
Income tax (benefit) expense	(1,403)	—	22	(1,381)
Balance, end of period	$(7,973)	$47	$—	$(7,926)

March 31, 2017
Balance, beginning of period	$(1,200)	$(175)	$(1,082)	$(2,457)
Other comprehensive loss before income taxes:
Net change in unrealized (losses) gains	(575)	—	59	(516)
Amounts reclassified for net (gains) losses realized and included in earnings	(12)	—	404	392
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	(2)	—	(2)
Income tax (benefit) expense	(219)	—	183	(36)
Balance, end of period	$(1,568)	$(177)	$(802)	$(2,547)

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended
	March 31
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2018	2017
Investment securities available-for-sale
Gain on sale of investment securities	$—	$12
Income tax expense	—	(5)
Net income	$—	$7

Cash flow hedges (effective portion)
Interest expense on deposits	$(91)	$(404)
Income tax benefit	23	155
Net income	$(68)	$(249)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at March 31, 2018 as compared to December 31, 2017 and our results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2017 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company ("State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005. Between July 24, 2009 and March 31, 2018, we successfully completed 17 bank acquisitions totaling $6.0 billion in assets and $5.2 billion in deposits.

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank.

As a result of our acquisitions, we were transformed from a small community bank to a much larger commercial bank. We are now operating 32 full-service branches throughout seven of Georgia's eight largest metropolitan statistical areas, or MSAs. At March 31, 2018, our total assets were $4.9 billion, our total loans receivable were $3.6 billion, our total deposits were $4.2 billion and our total shareholders' equity was $646.7 million.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended March 31, 2018:

•	Net income for the quarter ended March 31, 2018 was $17.4 million, or $.44 per diluted share, compared to net income of $11.6 million, or $.30 per diluted share, for the quarter ended March 31, 2017.

•	We successfully completed the integration and conversion of AloStar Bank of Commerce ("AloStar") in March 2018.

•
Our net interest income on a taxable equivalent basis was $54.9 million for the quarter ended March 31, 2018, an increase of $10.8 million, or 24.5%, from the quarter ended March 31, 2017. Our interest income increased $13.3 million for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, primarily attributable to a $14.3 million increase in loan interest income and a $711,000 increase in interest income on invested funds, partially offset by a $1.7 million decline in accretion income on loans primarily due to lower recovery income.

•
We experienced continued loan growth during the three months ended March 31, 2018. At March 31, 2018, total loans were $3.6 billion, an increase of $86.3 million, or 2.4%, from December 31, 2017, primarily due to organic loan growth of $149.5 million, or 6.3% during the quarter ended March 31, 2018. The growth in organic loans was partially offset by a decrease of $63.1 million, or 5.4%, in purchased credit impaired and purchased non-credit impaired loans during the same period.

•
The accretable discount on purchased credit impaired loans was $57.9 million at both March 31, 2018 and December 31, 2017. We recognized $5.9 million in accretion income on purchased credit impaired loans during the quarter ended March 31, 2018, offset by transfers from nonaccretable to accretable discount of $5.9 million.

•	Asset quality remained sound at March 31, 2018 with a ratio of nonperforming assets to total loans plus other real estate owned of .64% and a ratio of nonperforming loans to total loans of .52%.

•
The average cost of funds remained low at 55 basis points for the quarter ended March 31, 2018, an increase of 18 basis points from the same period in 2017, primarily due to the increase in money market and time deposits acquired from AloStar during 2017, as well as an increase in the rate paid on other borrowings. This compares favorably to the 75 basis point increase in the Federal Funds target rate over the same period.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 11.69%, CET1 and Tier 1 risk-based capital ratios of 12.44%, and a Total risk-based capital ratio of 13.14% at March 31, 2018.

•	During the first quarter of 2018, we increased our cash dividend $.06, or 43%, to $0.20 per common share to our shareholders.
Recent Developments
Acquisition of AloStar Bank of Commerce
On September 30, 2017, State Bank completed its acquisition of AloStar, an Alabama banking corporation. State Bank Interim Corp., a wholly-owned subsidiary of State Bank, merged with and into AloStar with AloStar as the surviving bank and immediately thereafter, AloStar merged with and into State Bank, with State Bank as the surviving bank. We paid total cash consideration of approximately $195.0 million for all outstanding shares of AloStar. With the acquisition of AloStar, we acquired banking operations in Birmingham, Alabama and Atlanta, Georgia. Banking operations in Birmingham were closed on January 31, 2018.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2017 Annual Report on Form 10-K. The reader should refer to the notes to our consolidated financial statements in our 2017 Annual Report on Form 10-K for a full disclosure of all critical accounting policies.

Financial Summary

The following table provides unaudited selected financial data at and for the periods presented. This data should be read in conjunction with the consolidated financial statements and the notes thereto in Item 1 and the information contained in this Item 2, including Table 2 below, "Non-GAAP Measures Reconciliation".

Table 1 - Financial Highlights Selected Financial Information
	2018	2017
(dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

SELECTED RESULTS OF OPERATIONS
Interest income on loans	$48,444	$46,926	$35,400	$34,872	$34,060
Accretion income on loans	5,946	10,671	6,520	9,228	7,677
Interest income on invested funds	6,171	6,034	5,782	5,747	5,460
Total interest income	60,561	63,631	47,702	49,847	47,197
Interest expense	5,705	5,614	3,370	3,369	3,239
Net interest income	54,856	58,017	44,332	46,478	43,958
Provision for loan and lease losses (organic & PNCI loans)	2,650	2,050	1,300	1,470	1,361
Provision for loan and lease losses (purchased credit impaired loans)	558	798	(885)	375	(359)
Total provision for loan and lease losses	3,208	2,848	415	1,845	1,002
Total noninterest income	10,461	10,140	9,682	10,476	9,459
Total noninterest expense	39,268	40,684	31,571	31,997	34,565
Income before income taxes	22,841	24,625	22,028	23,112	17,850
Income tax expense	5,476	19,248	7,592	7,909	6,292
Net income	$17,365	$5,377	$14,436	$15,203	$11,558

COMMON SHARE DATA
Basic earnings per share	$.45	$.14	$.37	$.39	$.30
Diluted earnings per share	.44	.14	.37	.39	.30
Cash dividends declared per share	.20	.14	.14	.14	.14
Book value per share	16.58	16.45	16.48	16.23	15.96
Tangible book value per share (1)	14.15	14.00	14.01	13.94	13.66
Dividend payout ratio	45.45%	100.00%	37.84%	35.90%	46.67%

COMMON SHARES OUTSTANDING
Common stock	39,003,412	38,992,163	38,991,022	38,967,972	38,870,424
Weighted average shares outstanding:
Basic	38,032,007	38,009,181	37,918,753	37,896,125	37,867,718
Diluted	38,070,555	38,068,619	37,963,141	37,942,483	37,954,585

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (2)	$3,598,543	$3,603,482	$2,893,187	$2,905,415	$2,846,571
Assets	4,860,730	4,982,451	4,178,731	4,200,843	4,181,961
Deposits	4,084,844	4,248,553	3,437,329	3,413,831	3,423,506
Equity	642,787	645,409	638,620	627,294	617,009
Tangible equity (1)	547,620	549,564	550,002	538,153	527,603

Table 1 - Financial Highlights Selected Financial Information
	2018	2017
(dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SELECTED ACTUAL BALANCES
Total assets	$4,892,297	$4,958,582	$5,148,483	$4,233,977	$4,202,681
Investment securities	892,770	906,822	978,630	910,899	963,350
Organic loans	2,515,318	2,365,843	2,304,653	2,275,471	2,172,555
Purchased non-credit impaired loans	945,679	990,736	1,064,477	469,931	528,065
Purchased credit impaired loans	157,524	175,614	203,660	135,598	154,160
Allowance for loan and lease losses	(31,317)	(28,750)	(26,842)	(27,988)	(26,976)
Interest-earning assets	4,627,393	4,688,665	4,867,167	3,967,184	3,931,732
Total deposits	4,184,432	4,243,135	4,241,085	3,452,692	3,409,775
Interest-bearing liabilities	3,119,816	3,077,636	3,087,284	2,548,837	2,590,391
Noninterest-bearing liabilities	1,125,827	1,239,395	1,418,609	1,052,803	992,007
Shareholders' equity	646,654	641,551	642,590	632,337	620,283

PERFORMANCE RATIOS
Return on average assets (3)	1.45%	.43%	1.37%	1.45%	1.12%
Return on average equity (3)	10.96	3.31	8.97	9.72	7.60
Cost of funds	.55	.52	.38	.38	.37
Net interest margin (4)	4.86	4.91	4.51	4.76	4.59
Interest rate spread (4)	4.61	4.68	4.31	4.58	4.41
Efficiency ratio (5)	60.12	59.69	58.45	56.18	64.71

CAPITAL RATIOS
Average equity to average assets	13.22%	12.95%	15.28%	14.93%	14.75%
Leverage ratio	11.69	11.24	13.37	13.23	13.04
CET1 risk-based capital ratio	12.44	12.61	12.30	15.01	14.74
Tier 1 risk-based capital ratio	12.44	12.61	12.30	15.01	14.74
Total risk-based capital ratio	13.14	13.28	12.91	15.79	15.49

ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.09%	.07%	.14%	.08%	.09%
Nonperforming loans to total loans	.39	.31	.24	.06	.28
Nonperforming assets to loans + ORE	.52	.31	.24	.06	.29
Past due loans to total loans	.22	.20	.12	.09	.08
Allowance for loan and lease losses to loans	.99	1.02	.99	.99	1.01

(1)	Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2, "Non-GAAP Measures Reconciliation" for further information.

(2)
Includes quarter-to-date average nonaccrual loans of $12.9 million for first quarter 2018, $11.4 million for fourth quarter 2017, $8.0 million for third quarter 2017, $9.3 million for second quarter 2017 and $9.9 million for first quarter 2017.

(3)	Net income annualized for the applicable period.

(4)
Interest income annualized for the applicable period and calculated on a fully tax-equivalent basis using a tax rate of 21% for all periods beginning on or after January 1, 2018 and 35% for all periods prior to January 1, 2018.

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

Table 2 - Non-GAAP Measures Reconciliation Selected Financial Information
	2018	2017
(dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

BOOK VALUE PER COMMON SHARE RECONCILIATION
Book value per common share (GAAP)	$16.58	$16.45	$16.48	$16.23	$15.96
Effect of goodwill and other intangibles	(2.43)	(2.45)	(2.47)	(2.29)	(2.30)
Tangible book value per common share	$14.15	$14.00	$14.01	$13.94	$13.66

AVERAGE TANGIBLE EQUITY RECONCILIATION
Average equity (GAAP)	$642,787	$645,409	$638,620	$627,294	$617,009
Effect of average goodwill and other intangibles	(95,167)	(95,845)	(88,618)	(89,141)	(89,406)
Average tangible equity	$547,620	$549,564	$550,002	$538,153	$527,603

Results of Operations

Net Income

We reported net income of $17.4 million for the three months ended March 31, 2018 compared to net income of $11.6 million for the same period in 2017. Diluted earnings per common share were $.44 for the three months ended March 31, 2018 compared to diluted earnings per common share of $.30 for the same period in 2017.

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

Three Months Ended March 31, 2018 and 2017

Our net interest income on a taxable equivalent basis was $54.9 million for the three months ended March 31, 2018, an increase of $10.8 million, or 24.5%, from the three months ended March 31, 2017. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $738.1 million compared to the three months ended March 31, 2017. An increase in average interest bearing deposits of $534.3 million, compared to the three months ended March 31, 2017, partially offset the impact of the increases in average loans, excluding purchased credit impaired loans.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.61% for the three months ended March 31, 2018, compared to 4.41% for the same period in 2017, an increase of 20 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.86% for the three months ended March 31, 2018 compared to 4.59% for the same period in 2017, an increase of 27 basis points.

The yield on average earning assets was 5.36% for the three months ended March 31, 2018, compared to 4.93% for the three months ended March 31, 2017, an increase of 43 basis point, driven primarily by increases in the average balance and yield on loans, excluding purchased credit impaired loans. The decline in accretion income on purchased credit impaired loans was offset by an increase in interest income on loans, excluding purchased credit impaired loans, and investment securities. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools and the timing of customer payments. The decrease of 585 basis points in our yield on purchased credit impaired loans was primarily due to a decrease in loan recovery income of $1.3 million, as well as the lower yield on the purchased credit impaired portfolios acquired in our recent acquisitions. Our yield on loans, excluding purchased credit impaired loans, was 5.73% for the three months ended March 31, 2018, compared to 5.15% for the same period in 2017, an increase of 58 basis points. The increase primarily resulted from a combination of higher rates on new originations and variable rate loans repricing due to increases in index rates. The yield on our investment portfolio was 2.72% and 2.26% for the three months ended March 31, 2018 and 2017, respectively. The increase of 46 basis points compared to the prior period was primarily driven by variable rate securities repricing due to increases in index rates and the reinvestment of cash flows from securities into higher yielding bonds as market rates have increased.

The average rate on interest-bearing liabilities was .75% for the three months ended March 31, 2018, an increase of 23 basis points from the same period in 2017. The average rate paid on interest-bearing deposits was .73% and .51% for the three months ended March 31, 2018 and 2017, respectively. The increase of 22 basis points was primarily the result of an increase in the rate paid on savings and money market accounts acquired in our recent acquisitions, the assumption of higher-yielding internet time deposits in our acquisition of AloStar and a shift in the mix of interest-bearing deposits to time deposits. Also contributing to the increase in the rate paid on interest-bearing liabilities was a 66 basis point increase in the rate paid on other borrowings compared to the same period in 2017. Our cost of funds was 55 basis points for the three months ended March 31, 2018, an increase of 18 basis points from the same period in 2017.

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

	For the Three Months Ended
	March 31, 2018			March 31, 2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$93,692	$185.80%		$85,720	$92.44%
Investment securities	893,685	5,986	2.72%	961,913	5,368	2.26%
Loans, excluding purchased credit impaired loans (1)(2)	3,430,599	48,501	5.73%	2,692,517	34,200	5.15%
Purchased credit impaired loans	167,944	5,946	14.36%	154,054	7,677	20.21%
Total earning assets	4,585,920	60,618	5.36%	3,894,204	47,337	4.93%
Total nonearning assets	274,810			287,757
Total assets	$4,860,730			$4,181,961
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$626,298	$210.14%		$602,378	$184.12%
Savings & money market deposits	1,594,724	2,980.76%		1,388,876	2,056.60%
Time deposits	715,514	1,929	1.09%	456,811	816.72%
Brokered and wholesale time deposits	65,749	309	1.91%	19,926	52	1.06%
Other borrowings	85,788	277	1.31%	81,344	131.65%
Total interest-bearing liabilities	3,088,073	5,705.75%		2,549,335	3,239.52%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,082,559			955,515
Other liabilities	47,311			60,102
Shareholders’ equity	642,787			617,009
Total liabilities and shareholders’ equity	$4,860,730			$4,181,961
Net interest income		$54,913			$44,098
Net interest spread			4.61%			4.41%
Net interest margin			4.86%			4.59%
Cost of funds			.55%			.37%

(1)   Includes average nonaccrual loans of $12.9 million and $9.9 million for the three months ended March 31, 2018 and 2017, respectively.
(2)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 21% for all periods beginning on or after January 1, 2018, and 35% for all periods prior to January 1, 2018 in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $57,000 and $140,000 for the three months ended March 31, 2018 and 2017, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2018 vs. 2017
	Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$10,126	$4,175	$14,301
Loan accretion	645	(2,376)	(1,731)
Investment securities	(401)	1,019	618
Interest-bearing deposits in other financial institutions	10	83	93
Total interest income	10,380	2,901	13,281

Interest expense:
Deposits	770	1,550	2,320
Other borrowings	7	139	146
Total interest expense	777	1,689	2,466
Net interest income	$9,603	$1,212	$10,815

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

Organic Loans

For the three months ended March 31, 2018 and 2017, we recorded a provision for loan and lease losses related to organic loans of $1.4 million and $1.3 million, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the ALLL. We recorded a provision for loan and lease losses related to purchased non-credit impaired loans of $1.3 million for the three months ended March 31, 2018, compared to $99,000 for the three months ended March 31, 2017.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the ALLL. Subsequent significant increases in the amount of cash expected to be collected from the borrower results first in the reversal of any previously-recorded provision for loan and lease losses and related ALLL, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. We recorded a provision for loan and lease losses related to purchased credit impaired loans of $558,000 for the three months ended March 31, 2018, compared to a negative provision for loan and lease losses on such loans of $359,000 for the three months ended March 31, 2017.

 Noninterest Income

Noninterest income for the three months ended March 31, 2018 totaled $10.5 million, compared to $9.5 million for the same period in 2017, an increase of $1.0 million. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2018	2017
Service charges on deposits	$1,625	$1,467
Mortgage banking income	2,925	2,894
SBA income	1,192	1,178
Payroll and insurance income	1,760	1,495
ATM income	870	832
Bank-owned life insurance income	455	484
Gain on sale of investment securities	—	12
Other	1,634	1,097
Total noninterest income	$10,461	$9,459

Service charges on deposits increased $158,000, or 10.8%, for the three months ended March 31, 2018, from the same period in 2017. The increase is primarily attributable to our acquisition of AloStar.

Payroll and insurance income increased $265,000, or 17.7%, for the three months ended March 31, 2018 from the same period in 2017. This increase was primarily due to an increase in commissions on new insurance policies written.

Other noninterest income increased $537,000, or 49.0%, for the three months ended March 31, 2018, compared to the same period in 2017. The increase in other noninterest income was primarily attributable to $629,000 in fee income on our asset based lending portfolio that we acquired in our acquisition of AloStar in the third quarter of 2017.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2018 totaled $39.3 million, up $4.7 million from the same period in 2017.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2018	2017
Salaries and employee benefits	$26,042	$21,388
Occupancy and equipment	3,496	3,280
Data processing	2,896	2,639
Legal and professional fees	739	1,805
Merger-related expenses	1,264	2,235
Marketing	425	664
Federal deposit insurance premiums and other regulatory fees	500	397
Loan collection costs and OREO activity	166	(1,042)
Amortization of intangibles	651	696
Other	3,089	2,503
Total noninterest expense	$39,268	$34,565

Salaries and employee benefits expense increased $4.7 million, or 21.8%,for the three months ended March 31, 2018, from the same period in 2017. The increase in salaries and employee benefits for the three months ended March 31, 2018 was primarily attributable to our acquisition of AloStar which added $4.1 million of additional expense.

Data processing expenses increased $257,000, or 9.7%, for the three months ended March 31, 2018 from the same period in 2017. The increase was primarily attributable to data processing expenses that we incurred related to our acquisition of AloStar. Legal and professional fees decreased $1.1 million, or 59.1%, for the three months ended March 31, 2018, from the same period in 2017. The decrease in legal and professional fees is primarily attributable to a support system project which was completed during the first quarter of 2017.

Marketing expenses decreased $239,000, or 36.0%, for the three months ended March 31, 2018, from the same period in 2017. The decrease was primarily related to the timing of marketing campaigns.

Loan collection costs and OREO activity, which are net of rental fees on OREO properties as well as gains and losses on OREO, increased $1.2 million for the three months ended March 31, 2018, compared to the same period in 2017. The increase was attributable to a $958,000 decrease in gains on sale of OREO, a $110,000 increase in loan collection and OREO expenses, and a $140,000 decrease in rental fees, as compared to the same period in 2017. The decreases in rental fees was primarily due to the sale of two OREO properties during the first quarter of 2017.

Merger-related expenses decreased $1.0 million, or 43.4%, for the three months ended March 31, 2018 compared to the same period in 2017. Merger-related expenses in 2018 were primarily attributable to our acquisition and integration of AloStar. Merger-related expenses in 2017 were related to our acquisitions and integrations of NBG Bancorp, Inc. and S Bankshares, Inc. These expenses include, among other things, liquidating damages from contract terminations, system conversion costs, severance, and professional fees.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The effective tax rate was 24.0% and 35.2% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended March 31, 2018 was due to the reduction in the federal corporate tax rate from 35% to 21% effective January 1, 2018.

Balance Sheet Review

General

At March 31, 2018, we had total assets of approximately $4.9 billion, consisting principally of $2.5 billion in net organic loans, $943.4 million in net purchased non-credit impaired loans, $153.3 million in net purchased credit impaired loans, $892.8 million in investment securities and $81.7 million in cash and cash equivalents. Our liabilities at March 31, 2018 totaled $4.2 billion, consisting principally of $4.2 billion in deposits. At March 31, 2018, our shareholders' equity was $646.7 million.

At December 31, 2017, we had total assets of approximately $5.0 billion, consisting principally of $2.3 billion in net organic loans, $1.0 billion in net purchased non-credit impaired loans, $171.9 million in net purchased credit impaired loans, $906.8 million in investment securities and $230.9 million in cash and cash equivalents. Our liabilities at December 31, 2017 totaled $4.3 billion, consisting principally of $4.2 billion in deposits. At December 31, 2017, our shareholders' equity was $641.6 million.

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At March 31, 2018, we had $863.7 million in debt securities available-for-sale representing approximately 17.7% of total assets, compared to $872.5 million, or 17.6% of total assets, at December 31, 2017. The decrease in debt securities available-for-sale of $8.8 million, or 1.0%, from December 31, 2017 to March 31, 2018, was primarily due to cash flows from securities used to fund loan growth during the quarter. At March 31, 2018 and December 31, 2017, we had $27.6 million and $32.9 million, respectively, in debt securities held-to-maturity.

At March 31, 2018, $66.8 million, or 7.5%, of our debt securities were invested in securities of U.S. Government agencies, compared to $69.6 million, or 7.7%, at December 31, 2017. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At March 31, 2018, $564.1 million, or 63.3%, of our debt securities were invested in agency mortgage-backed securities, compared to $575.8 million, or 63.6%, at December 31, 2017. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At March 31, 2018, $112.1 million, or 12.6%, of our debt securities were invested in nonagency mortgage-backed securities, compared to $118.7 million, or 13.1%, at December 31, 2017. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At March 31, 2018, $17.4 million, or 2.0%, of our debt securities were invested in asset-backed securities, compared to $22.7 million, or 2.5%, at December 31, 2017. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The investment in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that could provide higher returns than other variable rate securities without adding significant risk. At March 31, 2018, $130.9 million, or 14.7%, of our debt securities were invested in corporate securities, compared to $118.5 million, or 13.1%, at December 31, 2017. Corporate securities currently consist of short duration debt and longer term financial institution subordinated debt securities. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our debt portfolio at the dates indicated (dollars in thousands):

	March 31, 2018		December 31, 2017
Debt Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$67,704	$66,759	$70,203	$69,559
Residential mortgage-backed securities — nonagency	109,324	112,083	115,639	118,710
Residential mortgage-backed securities — agency	576,916	564,051	582,845	575,849
Corporate securities	120,426	120,804	107,115	108,337
Total investment securities available-for-sale	$874,370	$863,697	$875,802	$872,455

	March 31, 2018		December 31, 2017
Debt Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$17,423	$17,550	$22,692	$22,951
Corporate securities	10,135	10,600	10,160	10,400
Total investment securities available-for-sale	$27,558	$28,150	$32,852	$33,351

The following tables show contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
March 31, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$4,998	$62,706	$—	$—	$67,704
Residential mortgage-backed securities — nonagency	—	—	320	109,004	109,324
Residential mortgage-backed securities — agency	4,841	43,022	121,802	407,251	576,916
Corporate securities	30,584	64,504	18,000	7,338	120,426
Total debt securities	$40,423	$170,232	$140,122	$523,593	$874,370

Fair Value (1):
U.S. Government securities	$4,952	$61,807	$—	$—	$66,759
Residential mortgage-backed securities — nonagency	—	—	331	111,752	112,083
Residential mortgage-backed securities — agency	4,809	42,057	118,875	398,310	564,051
Corporate securities	30,497	64,221	18,389	7,697	120,804
Total debt securities	$40,258	$168,085	$137,595	$517,759	$863,697

Weighted average yield (2):
Total debt securities	1.97%	2.07%	2.08%	2.90%	2.57%

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
March 31, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$5,923	$11,500	$17,423
Corporate securities	—	—	10,135	—	10,135
Total debt securities	$—	$—	$16,058	$11,500	$27,558

Fair Value (1):
Asset-backed securities	$—	$—	$5,968	$11,582	$17,550
Corporate securities	—	—	10,600	—	10,600
Total debt securities	$—	$—	$16,568	$11,582	$28,150

Weighted average yield (2):
Total debt securities	—%	—%	6.12%	3.87%	5.18%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 21%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $3.6 billion and $3.5 billion at March 31, 2018 and December 31, 2017, respectively. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $149.5 million, or 6.3%, to $2.5 billion at March 31, 2018 from December 31, 2017. The $149.5 million increase was a result of strong economic conditions and traction in asset generating verticals. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards for organic loans.

Purchased Loans

Purchased non-credit impaired loans were $945.7 million at March 31, 2018, down $45.1 million, or 4.5%, from December 31, 2017. The decrease in purchased non-credit impaired loans from December 31, 2017 was primarily due to purchased non-credit impaired loans which were paid down or refinanced. Our purchased credit impaired loans decreased $18.1 million, or 10.3%, to $157.5 million at March 31, 2018 from December 31, 2017. Our purchased credit impaired loans decreased due to loans which were paid down, refinanced or charged-off.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2018					December 31, 2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$442,942	$24,352	$12,802	$480,096	13.3%	$412,540	$25,908	$13,545	$451,993	12.8%
Other commercial real estate	941,581	226,893	77,838	1,246,312	34.4%	949,594	218,660	86,748	1,255,002	35.5%
Total commercial real estate	1,384,523	251,245	90,640	1,726,408	47.7%	1,362,134	244,568	100,293	1,706,995	48.3%
Residential real estate	208,960	82,416	36,747	328,123	9.1%	196,225	96,529	40,332	333,086	9.4%
Owner-occupied real estate	253,059	94,900	18,593	366,552	10.1%	260,273	118,294	20,803	399,370	11.3%
Commercial, financial & agricultural	562,566	515,327	11,436	1,089,329	30.1%	430,205	529,184	14,051	973,440	27.6%
Leases	43,787	—	—	43,787	1.2%	52,396	—	—	52,396	1.5%
Consumer	62,423	1,791	108	64,322	1.8%	64,610	2,161	135	66,906	1.9%
Total gross loans receivable, net of deferred fees	2,515,318	945,679	157,524	3,618,521	100.0%	2,365,843	990,736	175,614	3,532,193	100.0%
Allowance for loan and lease losses	(24,882)	(2,249)	(4,186)	(31,317)		(24,039)	(995)	(3,716)	(28,750)
Total loans, net	$2,490,436	$943,430	$153,338	$3,587,204		$2,341,804	$989,741	$171,898	$3,503,443

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

At March 31, 2018, our total ALLL for the loan portfolio was $31.3 million, an increase of $2.6 million compared to December 31, 2017. The ALLL reflected $641,000 of net charge-offs and a $3.2 million provision for loan and lease losses on our total loan portfolio for the three months ended March 31, 2018.

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

At March 31, 2018, our organic ALLL increased $843,000 to $24.9 million, compared to $24.0 million at December 31, 2017. The increase in our organic ALLL at March 31, 2018 is largely from $1.4 million of provision for loan and lease losses charged to expense for the three months ended March 31, 2018, primarily due to organic loan growth and net charge-offs. Net charge-offs on organic loans for the three months ended March 31, 2018, increased $68,000 compared to the same period in 2017.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. For amortizing loans, the discount is accreted to interest income over the life of the loan on an effective yield basis. Purchase discounts on lines of credit accrete on a straight line basis over the life of the loan. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At March 31, 2018, our purchased non-credit impaired ALLL was $2.2 million, an increase of $1.3 million, compared to December 31, 2017. The increase in the purchased non-credit impaired ALLL was primarily due to lines of credits acquired in our acquisition of AloStar which accreted the discount on a straight line basis while the corresponding balances did not decline proportionately.

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

At March 31, 2018, our purchased credit impaired ALLL was $4.2 million, compared to $3.7 million at December 31, 2017. The provision for loan and lease losses charged to expense for the three months ended March 31, 2018 was $558,000, compared to negative $359,000 for the same period in 2017. The increase in purchased credit impaired ALLL was primarily due to a decline in expected cash flows on a small number of specifically reviewed loans during the period. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at each applicable acquisition date, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

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

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Three Months Ended March 31
	2018				2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$24,039	$995	$3,716	$28,750	$21,086	$439	$5,073	$26,598
Charge-offs:
Construction, land & land development	—	—	(33)	(33)	—	—	(1)	(1)
Other commercial real estate	(268)	—	—	(268)	—	—	(72)	(72)
Total commercial real estate	(268)	—	(33)	(301)	—	—	(73)	(73)
Residential real estate	(148)	—	(45)	(193)	(23)	—	(4)	(27)
Owner-occupied real estate	—	—	(10)	(10)	—	—	(36)	(36)
Commercial, financial & agricultural	(113)	(37)	—	(150)	(60)	(45)	(1)	(106)
Leases	(63)	—	—	(63)	(364)	—	—	(364)
Consumer	(72)	(3)	—	(75)	(93)	(3)	—	(96)
Total charge-offs	$(664)	$(40)	$(88)	$(792)	$(540)	$(48)	$(114)	$(702)
Recoveries:
Construction, land & land development	—	5	—	5	—	—	—	—
Other commercial real estate	—	—	—	—	—	—	—	—
Total commercial real estate	—	5	—	5	—	—	—	—
Residential real estate	3	8	—	11	3	—	—	3
Owner-occupied real estate	—	—	—	—	—	—	—	—
Commercial, financial & agricultural	81	4	—	85	29	—	—	29
Leases	29	—	—	29	41	—	—	41
Consumer	20	1	—	21	4	1	—	5
Total recoveries	$133	$18	$—	$151	$77	$1	$—	$78
Net (charge-offs) recoveries	(531)	(22)	(88)	(641)	(463)	(47)	(114)	(624)
Provision for loan and lease losses	1,374	1,276	558	3,208	1,262	99	(359)	1,002
Balance, at end of period	$24,882	$2,249	$4,186	$31,317	$21,885	$491	$4,600	$26,976
Allowance for loan and lease losses to loans	.99%	.24%	2.66%	.87%	1.01%	.09%	2.98%	.94%
Ratio of net charge-offs (recoveries) to average loans outstanding	.09%	.01%	.21%	.07%	.09%	.03%	.30%	.09%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$4,393	12.2%	$3,987	11.7%
Other commercial real estate	7,539	26.0%	9,050	26.9%
Total commercial real estate	11,932	38.2%	13,037	38.6%
Residential real estate	2,894	5.8%	2,809	5.6%
Owner-occupied real estate	2,281	7.0%	2,075	7.4%
Commercial, financial & agricultural	6,230	15.6%	4,535	12.2%
Leases	494	1.2%	629	1.5%
Consumer	1,051	1.7%	954	1.8%
Total allowance for organic loans	$24,882	69.5%	$24,039	67.1%

Purchased Non-credit Impaired loans
Construction, land & land development	$156	0.7%	$133	0.7%
Other commercial real estate	180	6.3%	97	6.2%
Total commercial real estate	336	7.0%	230	6.9%
Residential real estate	524	2.3%	664	2.7%
Owner-occupied real estate	316	2.6%	88	3.3%
Commercial, financial & agricultural	1,067	14.2%	8	15.0%
Consumer	6	0.1%	5	0.1%
Total allowance for purchased non-credit impaired loans	$2,249	26.2%	$995	28.0%

Purchased Credit Impaired loans
Construction, land & land development	$1,141	0.4%	$743	0.4%
Other commercial real estate	1,163	2.1%	963	2.4%
Total commercial real estate	2,304	2.5%	1,706	2.8%
Residential real estate	830	1.0%	1,242	1.1%
Owner-occupied real estate	825	0.5%	718	0.6%
Commercial, financial & agricultural	217	0.3%	42	0.4%
Consumer	10	—%	8	—%
Total allowance for purchased credit impaired loans	$4,186	4.3%	$3,716	4.9%
Total allowance for loan and lease losses	$31,317	100.0%	$28,750	100.0%

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

Loans, other than purchased credit impaired loans, that are either (a) $500,000 or greater and that have been placed on nonaccrual, (b) less than $500,000 and 180 days past due or greater that have been placed on nonaccrual or (c) modified in a troubled debt restructuring are considered impaired and are individually evaluated for impairment at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. The majority of these loans are collateral dependent and, therefore, are valued using the fair value of collateral method. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

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

Loans, other than purchased credit impaired loans, that are nonperforming remain on nonaccrual status until the factors that previously indicated doubtful collectability on a timely basis no longer exist. Specifically, we look at the following factors before returning a nonperforming loan to performing status: documented evidence of debt service capacity; adequate collateral; and a minimum of six months of satisfactory payment performance.

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At March 31, 2018, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose are transferred into OREO at the lower of their carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At March 31, 2018, OREO totaled $4.2 million, an increase of $3.3 million from December 31, 2017. The increase is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $3.3 million.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	March 31, 2018				December 31, 2017
Nonperforming Assets	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total
Nonaccrual loans	$9,186	$6,356	$—	$15,542	$6,656	$5,821	$—	$12,477
Accruing TDRs	556	2,769	—	3,325	566	—	—	566
Total nonperforming loans	9,742	9,125	—	18,867	7,222	5,821	—	13,043
Other real estate owned	3,231	—	976	4,207	153	—	742	895
Total nonperforming assets	$12,973	$9,125	$976	$23,074	$7,375	$5,821	$742	$13,938
Nonperforming loans to total loans	.39%	.96%	—%	.52%	.31%	.59%	—%	.37%
Nonperforming assets to total loans and other real estate owned	.52%	.96%	.62%	.64%	.31%	.59%	.42%	.39%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $23.1 million, or .64%, of total loans and other real estate owned at March 31, 2018, compared to $13.9 million, or .39%, at December 31, 2017. The $9.1 million increase in nonperforming assets is primarily related to $7.0 million in additions to nonaccrual loans and a $2.8 million addition to accruing troubled debt restructurings, respectively, partially offset by paydowns and charge-offs on existing nonperforming assets. The increase in OREO was primarily related to one property which was moved to OREO during the first quarter of 2018. The increase in nonperforming loans is related to the migration of a small number of credits to nonperforming.

At March 31, 2018 and December 31, 2017, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing interest. At March 31, 2018 and December 31, 2017, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $356,000 for the three months ended March 31, 2018. Interest income recognized on impaired loans totaled $374,000 during the three months ended March 31, 2018.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans not included in the nonperforming assets table above, consist of accruing, non-TDR organic and purchased non-credit impaired loans rated "Substandard" or "Doubtful," and totaled $16.8 million, or .5%, of total organic and purchased non-credit impaired loans outstanding at March 31, 2018, compared to $13.9 million, or .4%, at December 31, 2017.

Deferred Tax Asset

At March 31, 2018, we had $17.3 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the current forecast of taxable income that is sufficient to realize the net deferred tax assets. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at March 31, 2018 were $4.2 billion, a decrease of $58.7 million from December 31, 2017. The decrease was largely due to the seasonal cash operating cycle of our clients. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Additionally, we regard our deposits as an important part of our overall client relationship, that provide us with opportunities to cross sell other services.

Noninterest-bearing deposits were $1.1 billion at March 31, 2018, representing 26.0% of total deposits. Noninterest-bearing deposits decreased $101.5 million from December 31, 2017 to March 31, 2018, primarily as a result of reductions in correspondent banking client balances of $27.4 million as we exited the clearing business during the quarter and the redeployment of cash by certain of our commercial real estate clients. Average noninterest-bearing deposits increased $127.0 million, or 13.3%, for the three months ended March 31, 2018 compared to the same period in 2017.

Our interest-bearing transaction accounts decreased $54.6 million from December 31, 2017 to March 31, 2018. The decrease was primarily due to reduction in public fund balances compared to December 31, 2017. Interest-bearing deposits in savings and money market accounts decreased $23.3 million from December 31, 2017, primarily resulting from reductions in balances of a small number of relationships. Time deposits, excluding brokered and wholesale, were relatively flat from December 31, 2017 to March 31, 2018.

Growth in money market and time deposits resulted in an average cost of funds of 55 basis points for the three months ended March 31, 2018, up 18 basis points from the three months ended March 31, 2017. The growth in money market and time deposits is primarily related to our acquisition of AloStar.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$1,089,579	26.0%	$1,191,106	28.1%
Interest-bearing transaction accounts	633,542	15.1%	688,150	16.2%
Savings and money market deposits	1,602,908	38.3%	1,626,238	38.3%
Time deposits	713,869	17.1%	715,133	16.9%
Brokered and wholesale time deposits	144,534	3.5%	22,508.5%
Total deposits	$4,184,432	100.0%	$4,243,135	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Three Months Ended March 31
	2018		2017
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$1,082,559	—%	$955,515	—%
Interest-bearing transaction accounts	626,298.14%		602,378.12%
Savings and money market deposits	1,594,724.76%		1,388,876.60%
Time deposits	715,514	1.09%	456,811.72%
Brokered and wholesale time deposits	65,749	1.91%	19,926	1.06%
Total deposits	$4,084,844		$3,423,506

FHLB Borrowings

We had $15.0 million in FHLB borrowings at March 31, 2018, compared to no such borrowings at December 31, 2017. We use short-term FHLB borrowings as part of our liquidity management strategy. The increase in FHLB borrowings was attributable to organic loan growth as well as decreases in deposits due to our clients' seasonal cash operating cycles.

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At March 31, 2018, shareholders' equity was $646.7 million, or 13.2% of total assets, compared to $641.6 million, or 12.9% of total assets, at December 31, 2017. The primary factors affecting changes in shareholders' equity was our net income, offset by dividends declared during the three months ended March 31, 2018.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the both March 31, 2018 and December 31, 2017 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
CET1 capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At March 31, 2018 and December 31, 2017, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	March 31, 2018	December 31, 2017
Company
Tier 1 leverage ratio	11.69%	11.24%
CET1 capital ratio	12.44	12.61
Tier 1 risk-based capital ratio	12.44	12.61
Total risk-based capital ratio	13.14	13.28

State Bank
Tier 1 leverage ratio	9.96%	9.90%
CET1 capital ratio	10.61	11.10
Tier 1 risk-based capital ratio	10.61	11.10
Total risk-based capital ratio	11.31	11.77

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. During the quarter ended March 31, 2018, State Bank declared and paid a$24.0 million dividend to the Company. At March 31, 2018, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At March 31, 2018, the Company had $69.7 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

We currently have a level of capitalization that will support our projected growth, dividends and potential share repurchases (including purchases under the repurchase plan we announced on February 11, 2016, which the Company extended through February 24, 2019). We continue to evaluate opportunities to acquire additional financial institutions, as well as acquisitions that would complement or expand our present product capabilities, such as our recent acquisition of AloStar.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At March 31, 2018, unfunded commitments to extend credit were $1.1 billion. A significant portion of the unfunded commitments related to commercial and residential real estate construction, commercial lines of credit, including asset based lending and lender finance loans, and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At March 31, 2018, there were commitments totaling approximately $13.2 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

      Except as disclosed in Note 11 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not involved in off-balance sheet contractual relationships or commitments, unconsolidated related entities that have off-balance sheet arrangements, or other off-balance sheet transactions that could result in liquidity needs that significantly impact earnings.

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
March 31, 2018	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$862,187	$646,627	$200,006	$15,534	$20
Operating lease obligations	20,399	4,507	6,784	6,301	2,807
Total contractual obligations	$882,586	$651,134	$206,790	$21,835	$2,827

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

At March 31, 2018, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $81.7 million, or 1.7% of total assets, compared to $230.9 million, or 4.7% of total assets, at December 31, 2017. The decrease in our liquid assets was primarily due to organic loan growth. Our debt securities available-for-sale at March 31, 2018 were $863.7 million, or 17.7% of total assets, compared to $872.5 million, or 17.6% of total assets, at December 31, 2017. Debt securities with an aggregate fair value of $109.0 million and $116.1 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements. The decrease in our unpledged securities was due to decreases in public funds and repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At March 31, 2018, customer deposits, excluding brokered deposits and time deposits greater than $250,000, were 109.3% of net loans, compared with 116.2% at December 31, 2017. We maintain nine federal funds lines of credit with correspondent banks totaling $200.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2018, we had $15.0 million advances from the FHLB and a remaining credit availability of $120.2 million. In addition, we maintain a $529.3 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we seek to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At March 31, 2018, we had interest rate swaps with aggregate notional amounts of $130.6 million. The fair value of the derivative financial assets designated as hedging instruments was $3.6 million at March 31, 2018, compared to $2.0 million at December 31, 2017. The fair value of the derivative financial liabilities designated as hedging instruments was $1,000 at March 31, 2018, compared to $116,000 at December 31, 2017. The change in the values of our derivatives was directly related to changes in the index rates. Note 8 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing April 1, 2018. Based on the simulation run at March 31, 2018, annual net interest income would be expected to increase approximately 5.47%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 10.71%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 6.15%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The small changes in asset sensitivity at March 31, 2018 was primarily due to changes in our deposit mix.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	March 31, 2018	December 31, 2017
+200	10.71%	10.66%
+100	5.47	5.38
-100	(6.15)	(7.93)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of March 31, 2018, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 11, 2018, we issued 13,440 shares of our common stock in a cashless exchange for a warrant to purchase 20,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 6,560 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 13,440 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On January 22, 2018, we issued 6,775 shares of our common stock in a cashless exchange for a warrant to purchase 10,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 3,225 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 6,775 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

Repurchases of Company Common Stock

No shares were repurchased by the Company in the three months ended March 31, 2018. On February 10, 2016, the board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purpose of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. On February 9, 2018, the Company extended this existing written trading plan for an additional year. The trading plan expires on the earlier of (a) February 24, 2019, (b) the date on which the maximum aggregate number of shares authorized to be repurchased has been repurchased, or (c) after written notice by the broker or the Company as specified in the trading plan. To date, 270,715 shares have been repurchased and 1,229,285 shares may still be repurchased by the Company under the plan. No shares were repurchased under the plan for the three months ended March 31, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Given the timing of the following events, the following information is included in this Quarterly Report on Form 10-Q pursuant to Item 5.02 of Form 8-K, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers" in lieu of a filing on Form 8-K.

On May 3, 2018, the Independent Directors Committee of our board of directors approved a form of restricted stock agreement and awarded the following named executive officers shares of restricted stock in accordance with the terms of the State Bank Financial Corporation 2011 Omnibus Equity Compensation Plan (the “Plan”) and such restricted stock agreement, as follows:

Named Executive Officer	Number of Shares of Restricted Stock
Sheila E. Ray	10,000
Remer Y. Brinson	5,000
Bradford L. Watkins	10,000

Under the terms of the restricted stock agreement, the awards will vest in equal installments on the first, second and third anniversaries of the May 3, 2018 grant date, based on the named executive officer’s continued employment. The vesting of the restricted stock accelerates upon the consummation of a change in control, death, permanent disability, or six months following the officer’s retirement (as defined in the agreement).

A copy of the Plan is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2011. The foregoing description of the restricted stock agreement does not purport to be complete and is qualified in its entirety by reference to the form of restricted stock agreement attached as Exhibit 10.2 hereto.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Separation Agreement dated February 1, 2010, by and between State Bank and Trust Company and Bradford L. Watkins

10.2	Form of Restricted Stock Agreement

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

May 4, 2018	By:	/s/ J. Thomas Wiley, Jr.
J. Thomas Wiley, Jr.
Chief Executive Officer (Principal Executive Officer)

May 4, 2018	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Separation Agreement dated February 1, 2010, by and between State Bank and Trust Company and Bradford L. Watkins

10.2	Form of Restricted Stock Agreement

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.