Form 10-Q
period 2018-06-30
STATE BANK FINANCIAL CORP
filed 2018-08-03
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, as of August 2, 2018 was 39,094,511

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not statements of historical fact are forward-looking statements. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words "may," "would," "could," "will," "expect," "anticipate," "project," "believe," "intend," "seek," "plan" and "estimate," as well as similar expressions. These forward-looking statements include, but are not limited to, statements related to our proposed merger with Cadence Bancorporation ("Cadence"), including the expected timing to close the transaction, our expectations regarding growth in our markets, our belief that our deposits are attractive sources of funding because of their stability and relative cost, our plan to meet future cash needs through the generation of deposits, our anticipation that a significant portion of our commercial and residential real estate construction and consumer equity lines of credit will not be funded, our expectation regarding the impact of the new capital and liquidity standards on the Company and State Bank, our belief that our recorded deferred tax assets are fully recoverable, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, and our use of derivatives and their anticipated future effect on our financial statements.

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include those described under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, and the following:

•	the occurrence of any event, change or other circumstances that could give rise to the right of Cadence or us to terminate the definitive merger agreement;

•	the outcome of any legal proceedings that may be instituted against Cadence or us;

•
the failure to obtain necessary regulatory approvals for our merger with Cadence (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction), and approval of our shareholders or to satisfy any of the other conditions to the merger on a timely basis or at all;

•
the possibility that the anticipated benefits of the merger with Cadence are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we and Cadence and do business;

•
the possibility that the merger with Cadence may be more expensive to complete than anticipated, including as a result of unexpected factors or events; diversion of management’s attention from ongoing business operations and opportunities;

•	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger with Cadence;

•	Cadence’s ability to complete the acquisition and integration of the Company and State Bank successfully, and other factors that may affect ours or Cadence’s future results;

•	negative reactions to our recent acquisitions of each bank's customers, employees and counterparties or difficulties related to the transition of services;

•
general economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a deterioration in credit quality, a reduction in demand for credit and a decline in real estate values;

•	a general decline in the real estate and lending markets, particularly in our market areas, could negatively affect our financial results;

•	risk associated with income taxes including the potential for adverse adjustments and the inability to fully realize deferred tax benefits;

•	increased cybersecurity risk, including potential network breaches, business disruptions or financial losses;

•	our ability to raise additional capital may be impaired based on conditions in the capital markets;

•	costs or difficulties related to the integration of the banks we have acquired may be greater than expected;

•	current or future restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals;

•	legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect us;

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce the volumes or values of the loans we make or have acquired;

•	other financial institutions may be able to develop or acquire products that enable them to compete more successfully than we can;

•	our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry;

•	adverse changes may occur in the bond and equity markets;

•	war or terrorist activities may cause deterioration in the economy or cause instability in credit markets;

•	economic, geopolitical or other factors may prevent the growth we expect in the markets in which we operate; and

•	we will or may continue to face the risk factors discussed from time to time in the periodic reports we file with the Securities and Exchange Commission ("SEC").

For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Reports on Form 10-Q for a description of some of the important factors that may affect actual outcomes.

PART I
Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)	(1)
Assets
Cash and amounts due from depository institutions	$12,974	$17,438
Interest-bearing deposits in other financial institutions	215,360	211,142
Federal funds sold	9,957	2,297
Cash and cash equivalents	238,291	230,877
Equity securities	1,515	1,515
Debt securities available-for-sale	835,670	872,455
Debt securities held-to-maturity (fair value of $16,817 and $33,351, respectively)	16,742	32,852
Loans	3,605,273	3,532,193
Allowance for loan and lease losses	(33,335)	(28,750)
Loans, net	3,571,938	3,503,443
Loans held-for-sale (includes loans at fair value of $39,222 and $25,791, respectively)	55,096	36,211
Other real estate owned	5,012	895
Premises and equipment, net	56,965	51,794
Goodwill	84,564	84,564
Other intangibles, net	9,729	11,034
SBA servicing rights	3,989	4,069
Bank-owned life insurance	68,231	67,313
Other assets	64,587	61,560
Total assets	$5,012,329	$4,958,582
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$1,187,028	$1,191,106
Interest-bearing deposits	3,115,676	3,052,029
Total deposits	4,302,704	4,243,135
Federal funds purchased and securities sold under agreements to repurchase	13,525	25,209
Notes payable	398	398
Other liabilities	38,783	48,289
Total liabilities	4,355,410	4,317,031
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 39,121,749 and 38,992,163 shares issued and outstanding, respectively	391	390
Additional paid-in capital	415,698	413,583
Retained earnings	250,628	230,145
Accumulated other comprehensive loss, net of tax	(9,798)	(2,567)
Total shareholders' equity	656,919	641,551
Total liabilities and shareholders' equity	$5,012,329	$4,958,582
(1) Derived from audited financial statements
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Interest income:
Loans	$50,416	$34,872	$98,860	$68,932
Loan accretion	6,595	9,228	12,541	16,905
Investment securities	6,275	5,655	12,261	11,023
Deposits with other financial institutions	402	92	587	184
Total interest income	63,688	49,847	124,249	97,044
Interest expense:
Deposits	7,338	3,123	12,766	6,231
FHLB borrowings	206	229	463	341
Notes payable	11	9	24	20
Federal funds purchased and repurchase agreements	3	8	10	16
Total interest expense	7,558	3,369	13,263	6,608
Net interest income	56,130	46,478	110,986	90,436
Provision for loan and lease losses	2,393	1,845	5,601	2,847
Net interest income after provision for loan and lease losses	53,737	44,633	105,385	87,589
Noninterest income:
Service charges on deposits	1,462	1,471	3,087	2,938
Mortgage banking income	3,125	3,096	6,050	5,990
SBA income	1,252	1,983	2,444	3,161
Payroll and insurance income	1,608	1,418	3,368	2,913
ATM income	919	864	1,789	1,696
Bank-owned life insurance income	463	465	918	949
Gain on sale of investment securities	250	13	250	25
Other	1,838	1,166	3,472	2,263
Total noninterest income	10,917	10,476	21,378	19,935
Noninterest expense:
Salaries and employee benefits	24,279	21,178	50,321	42,566
Occupancy and equipment	3,421	3,329	6,917	6,609
Data processing	2,696	2,382	5,592	5,021
Legal and professional fees	967	898	1,706	2,703
Merger-related expenses	2,601	372	3,865	2,607
Marketing	940	403	1,365	1,067
Federal deposit insurance premiums and other regulatory fees	589	398	1,089	795
Loan collection costs and OREO activity	(116)	(213)	50	(1,255)
Amortization of intangibles	654	697	1,305	1,393
Other	3,952	2,553	7,041	5,056
Total noninterest expense	39,983	31,997	79,251	66,562
Income before income taxes	24,671	23,112	47,512	40,962
Income tax expense	5,904	7,909	11,380	14,201
Net income	$18,767	$15,203	$36,132	$26,761
Basic earnings per share	$.48	$.39	$.93	$.69
Diluted earnings per share	$.48	$.39	$.92	$.69
Cash dividends declared per common share	$.20	$.14	$.40	$.28
Weighted Average Shares Outstanding:
Basic	38,038,181	37,896,125	38,035,111	37,881,999
Diluted	38,075,106	37,942,483	38,072,919	37,934,187

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net income	$18,767	$15,203	$36,132	$26,761
Other comprehensive income (loss), net of tax:
Net change in unrealized (losses) gains	(2,184)	1,110	(9,064)	594
Amortization of net unrealized (gains) losses on securities transferred to held-to-maturity	(3)	46	23	44
Transfer of unrealized gain from held-to-maturity to available-for-sale	(51)	—	(51)	—
Amounts reclassified for (gains) losses realized and included in earnings	(250)	417	(159)	809
Other comprehensive (loss) income, before income taxes	(2,488)	1,573	(9,251)	1,447
Income tax expense	(616)	585	(1,997)	549
Other comprehensive income (loss), net of income taxes	(1,872)	988	(7,254)	898
Comprehensive income	$16,895	$16,191	$28,878	$27,659

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2016	133,912	38,845,573	$388	$409,736	$205,966	$(2,457)	$613,633
Exercise of stock warrants	(46,000)	31,939	1	—	—	—	1
Share-based compensation	—	—	—	1,817	—	—	1,817
Restricted stock activity	—	77,974	1	(128)	(83)	—	(210)
Issuance of common stock	—	12,486	—	335	—	—	335
Other comprehensive income	—	—	—	—	—	898	898
Common stock dividends, $.28 per share	—	—	—	—	(10,898)	—	(10,898)
Net income	—	—	—	—	26,761	—	26,761
Balance, June 30, 2017	87,912	38,967,972	$390	$411,760	$221,746	$(1,559)	$632,337

Balance, December 31, 2017	82,904	38,992,163	$390	$413,583	$230,145	$(2,567)	$641,551
Exercise of stock warrants	(30,000)	20,215	—	—	—	—	—
Share-based compensation	—	—	—	2,116	—	—	2,116
Restricted stock activity	—	109,371	1	(1)	—	—	—
Adoption of ASU 2016-01	—	—	—	—	(23)	23	—
Other comprehensive (loss)	—	—	—	—	—	(7,254)	(7,254)
Common stock dividends, $.40 per share	—	—	—	—	(15,626)	—	(15,626)
Net income	—	—	—	—	36,132	—	36,132
Balance, June 30, 2018	52,904	39,121,749	$391	$415,698	$250,628	$(9,798)	$656,919

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30
	2018	2017
Cash Flows from Operating Activities
Net income	$36,132	$26,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,721	5,838
Provision for loan and lease losses	5,601	2,847
Accretion on acquisitions, net	(12,541)	(16,905)
Gains on sales of other real estate owned	(604)	(1,693)
Writedowns of other real estate owned	128	121
Proceeds from sales of mortgage loans held-for-sale	234,304	248,964
Proceeds from sales of SBA loans held-for-sale	20,261	27,463
Originations of mortgage loans held-for-sale	(242,295)	(237,579)
Originations of SBA loans held-for-sale	(23,834)	(26,097)
Mortgage banking activities	(6,050)	(5,990)
Gains on sales of SBA loans	(1,882)	(2,483)
Net gains on sales of available-for-sale securities	(250)	(25)
Share-based compensation expense	2,116	1,817
Changes in fair value of SBA servicing rights	493	246
Changes in other assets and other liabilities, net	(9,354)	(593)
Net cash provided by operating activities	6,946	22,692
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(57,201)	(161,915)
Proceeds from sales and calls of investment securities available-for-sale	4,275	64,778
Proceeds from maturities and paydowns of investment securities available-for-sale	88,805	95,192
Proceeds from maturities and paydowns of investment securities held-to-maturity	6,010	9,000
Purchase of investment securities held-to-maturity	—	(5,000)
Loan originations, repayments and resolutions, net	(66,319)	(51,705)
Net purchases of premises and equipment	(7,043)	(926)
Proceeds from sales of other real estate owned	1,123	10,787
Net cash paid in excess of assets and liabilities acquired in purchase business combinations	—	(34,316)
Net cash used in investing activities	(30,350)	(74,105)
Cash Flows from Financing Activities
Net (decrease) increase in noninterest-bearing customer deposits	(4,078)	25,090
Net increase (decrease) in interest-bearing customer deposits	63,647	(3,563)
Proceeds from FHLB advances	694,500	840,000
Repayments of FHLB advances	(694,500)	(807,014)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(11,684)	(2,417)
Payment of contingent consideration	(1,441)	(1,495)
Exercise of stock warrants	—	1
Restricted stock activity	—	(210)
Dividends paid to shareholders	(15,626)	(10,898)
Net cash provided by financing activities	30,818	39,494
Net increase (decrease) in cash and cash equivalents	7,414	(11,919)
Cash and cash equivalents, beginning	230,877	149,593
Cash and cash equivalents, ending	$238,291	$137,674

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30
	2018	2017
Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities and cash flow hedges, net of tax	$(7,254)	$898
Transfer of debt securities held-to-maturity to available-for-sale	10,066	—
Transfers of loans to other real estate owned	4,764	725

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, consisting of normal and recurring items, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Proposed Merger with Cadence Bancorporation

On May 11, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cadence Bancorporation, a Delaware corporation ("Cadence"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Cadence, with Cadence continuing as the surviving corporation. Immediately following the completion of the merger, the Bank will merge with and into Cadence’s wholly owned bank subsidiary, Cadence Bank, N.A. (“Cadence Bank”), with Cadence Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, if the merger is completed, Company shareholders will receive 1.160 shares of Cadence Class A common stock, par value $0.01 per share, for each share of Company common stock, par value $0.01 per share, they hold immediately prior to the merger, plus cash in lieu of fractional shares.

The transaction is expected to close in the fourth quarter of 2018, subject to Company shareholder and regulatory approvals in addition to satisfaction of certain other closing conditions.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2018-03 — In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10). This Update clarifies certain aspects of the guidance issued in ASU 2016-01 including (i) that an entity measuring an equity security using the measurement alternative may make an irrevocable election to change its measurement approach to a fair value method under Topic 820 for that security and any identical or similar investments of the same issuer, (ii) that fair value adjustments under the measurement alternative should be as of the date the observable transaction for a similar security occurred, (iii) requiring the remeasurement of the entire value of forward contracts and purchased options when observable transactions occur on the underlying equity securities, (iv) that financial liabilities for which the fair value option is elected should follow the guidance in paragraph 825-10-45-5, (v) that changes in the fair value of financial liabilities for which the fair value option is elected relating to the instrument-specific credit risk should first be measured in the currency of denomination and then both components of the change in fair value should be remeasured into the reporting entity's functional currency using end-of-period spot rates, and (vi) that the prospective transition approach should only be applied for instances in which the measurement alternative is applied. The guidance was effective for interim periods beginning after June 15, 2018 and may be early adopted provided ASU 2016-01 was adopted. The Company adopted the amendments in this ASU effective January 1, 2018. The adoption did not have a material impact on our consolidated financial statements.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-05 Other Income - Gains and losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets — In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive in exchange for those goods or services. The guidance also includes expanded disclosure requirements that provide comprehensive information about the nature, amount, timing, and uncertainty of

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the amendments in this ASU effective January 1, 2018 using the modified retrospective method. Since there was no change to net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not necessary. See below for additional information related to revenue generated from contracts with customers.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3: ACQUISITIONS

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

The merger of AloStar was accounted for under the acquisition method of accounting. Assets acquired, liabilities assumed and consideration exchanged were recorded at their respective acquisition date fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Goodwill of $7.1 million was generated from the acquisition, all of which is expected to be deductible for income tax purposes.

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

	Six Months Ended June 30
	2018	2017
	Pro Forma	Pro Forma
Net interest income	$110,986	$111,572
Net income	37,670	33,851
Earnings per share:
Basic	$.96	$.87
Diluted	.96	.87

The following is a summary of the purchased credit impaired loans acquired in the AloStar transaction on September 30, 2017 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$108,308
Contractual cash flows not expected to be collected (nonaccretable difference)	(19,093)
Expected cash flows at acquisition	89,215
Accretable difference	(11,664)
Basis in acquired loans at acquisition - estimated fair value	$77,551

On September 30, 2017, the fair value of the purchased non-credit impaired loans acquired in the AloStar transaction was $641.0 million. The gross contractual amounts receivable of the purchased non-credit impaired loans at acquisition was $707.0 million, of which $9.3 million was the amount of contractual cash flows not expected to be collected.

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of debt securities classified as available-for-sale are as follows (dollars in thousands):

	June 30, 2018				December 31, 2017
Debt Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$67,702	$—	$1,023	$66,679	$70,203	$—	$644	$69,559
Residential mortgage-backed securities — nonagency	96,933	2,397	98	99,232	115,639	3,183	112	118,710
Residential mortgage-backed securities — agency	557,940	111	15,081	542,970	582,845	319	7,315	575,849
Corporate securities	126,203	1,284	698	126,789	107,115	1,299	77	108,337
Total debt securities available-for-sale	$848,778	$3,792	$16,900	$835,670	$875,802	$4,801	$8,148	$872,455

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities classified as held-to-maturity are as follows (dollars in thousands):

	June 30, 2018				December 31, 2017
Debt Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$16,742	$75	$—	$16,817	$22,692	$259	$—	$22,951
Corporate securities	—	—	—	—	10,160	240	—	10,400
Total debt securities held-to-maturity	$16,742	$75	$—	$16,817	$32,852	$499	$—	$33,351

The amortized cost and estimated fair value of debt securities by contractual maturities are summarized in the tables below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
June 30, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$18,022	$49,680	$—	$—	$67,702
Residential mortgage-backed securities — nonagency	—	—	306	96,627	96,933
Residential mortgage-backed securities — agency	4,806	58,866	125,239	369,029	557,940
Corporate securities	38,884	55,944	31,037	338	126,203
Total debt securities available-for-sale	$61,712	$164,490	$156,582	$465,994	$848,778

Fair Value:
U.S. Government securities	$17,867	$48,812	$—	$—	$66,679
Residential mortgage-backed securities — nonagency	—	—	316	98,916	99,232
Residential mortgage-backed securities — agency	4,781	57,518	121,667	359,004	542,970
Corporate securities	38,934	55,339	31,804	712	126,789
Total debt securities available-for-sale	$61,582	$161,669	$153,787	$458,632	$835,670

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
June 30, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$7,742	$9,000	$16,742
Corporate securities	—	—	—	—	—
Total debt securities held-to-maturity	$—	$—	$7,742	$9,000	$16,742

Fair Value:
Asset-backed securities	$—	$—	$7,773	$9,044	$16,817
Corporate securities	—	—	—	—	—
Total debt securities held-to-maturity	$—	$—	$7,773	$9,044	$16,817

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding debt securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Debt Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
U.S. Government securities	$41,350	$634	$25,329	$389	$66,679	$1,023
Residential mortgage-backed securities — nonagency	1,924	10	4,474	88	6,398	98
Residential mortgage-backed securities — agency	322,707	7,573	215,575	7,508	538,282	15,081
Corporate securities	85,683	698	—	—	85,683	698
Total temporarily impaired securities	$451,664	$8,915	$245,378	$7,985	$697,042	$16,900

December 31, 2017
U.S. Government securities	$46,625	$364	$20,436	$280	$67,061	$644
Residential mortgage-backed securities — nonagency	1,403	3	6,269	109	7,672	112
Residential mortgage-backed securities — agency	312,617	2,548	210,862	4,767	523,479	7,315
Corporate securities	32,495	77	—	—	32,495	77
Total temporarily impaired securities	$393,140	$2,992	$237,567	$5,156	$630,707	$8,148

	Less than 12 Months		12 Months or More		Total
Debt Securities Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Asset-backed securities	$—	$—	$—	$—	$—	$—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

At June 30, 2018, the Company held 155 debt securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At June 30, 2018, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the debt securities; therefore, these securities are not deemed to be other than temporarily impaired.

During the second quarter of 2018, the Company transferred a $10.1 million corporate security from held-to-maturity to available-for-sale. The issuing corporation is the target of a merger which caused the Company to change its assessment of the issuing corporation's creditworthiness. Subsequently, the Company sold a $4.0 million portion of this debt security's par value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities are summarized in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Debt Securities Available-For-Sale	2018	2017	2018	2017
Proceeds from sales and calls	$4,275	$21,942	$4,275	$64,778

Gross gains on sales and calls	$250	$89	$250	$118
Gross losses on sales and calls	—	(76)	—	(93)
Net realized gains on sales and calls	$250	$13	$250	$25

The composition of debt securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Debt securities with an aggregate fair value of $103.9 million and $116.1 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	June 30, 2018	December 31, 2017
Construction, land & land development	$482,134	$451,993
Other commercial real estate	1,216,306	1,255,002
Total commercial real estate	1,698,440	1,706,995
Residential real estate	327,790	333,086
Owner-occupied real estate	370,572	399,370
Commercial, financial & agricultural	1,105,004	973,440
Leases	36,863	52,396
Consumer	66,604	66,906
Total loans	3,605,273	3,532,193
Allowance for loan and lease losses	(33,335)	(28,750)
Total loans, net	$3,571,938	$3,503,443

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, net of related discounts, are summarized as follows (dollars in thousands):

Organic Loans	June 30, 2018	December 31, 2017
Construction, land & land development	$454,625	$412,540
Other commercial real estate	947,704	949,594
Total commercial real estate	1,402,329	1,362,134
Residential real estate	222,886	196,225
Owner-occupied real estate	270,053	260,273
Commercial, financial & agricultural	666,572	430,205
Leases	36,863	52,396
Consumer	65,019	64,610
Total organic loans (1)	2,663,722	2,365,843
Allowance for loan and lease losses	(26,366)	(24,039)
Total organic loans, net	$2,637,356	$2,341,804

(1) Includes net deferred loan fees that totaled approximately $10.3 million and $9.3 million at June 30, 2018 and December 31, 2017, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	June 30, 2018	December 31, 2017
Construction, land & land development	$14,282	$25,908
Other commercial real estate	194,995	218,660
Total commercial real estate	209,277	244,568
Residential real estate	72,817	96,529
Owner-occupied real estate	82,500	118,294
Commercial, financial & agricultural	426,992	529,184
Consumer	1,503	2,161
Total purchased non-credit impaired loans (1)	793,089	990,736
Allowance for loan and lease losses	(2,981)	(995)
Total purchased non-credit impaired loans, net	$790,108	$989,741

(1) Includes net discounts that totaled approximately $7.3 million and $12.7 million at June 30, 2018 and December 31, 2017, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	June 30, 2018	December 31, 2017
Construction, land & land development	$13,227	$13,545
Other commercial real estate	73,607	86,748
Total commercial real estate	86,834	100,293
Residential real estate	32,087	40,332
Owner-occupied real estate	18,019	20,803
Commercial, financial & agricultural	11,440	14,051
Consumer	82	135
Total purchased credit impaired loans	148,462	175,614
Allowance for loan and lease losses	(3,988)	(3,716)
Total purchased credit impaired loans, net	$144,474	$171,898

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Purchased Credit Impaired Loans	2018	2017	2018	2017
Balance, beginning of period	$153,338	$149,560	$171,898	$155,573
Accretion of fair value discounts	6,595	9,228	12,541	16,905
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(15,657)	(27,790)	(39,693)	(41,953)
Change in the allowance for loan and lease losses on purchased credit impaired loans	198	(161)	(272)	312
Balance, end of period	$144,474	$130,837	$144,474	$130,837

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

Changes in the value of the accretable discount on purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Changes in Accretable Discount	2018	2017	2018	2017
Balance, beginning of period	$57,854	$63,066	$57,927	$69,301
Accretion	(6,595)	(9,228)	(12,541)	(16,905)
Transfers to accretable discounts and exit events, net	2,279	5,970	8,152	7,412
Balance, end of period	$53,538	$59,808	$53,538	$59,808

The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on purchased credit impaired loans.

At June 30, 2018 and December 31, 2017, loans with a carrying value of $3.1 billion were pledged for lines of credit. At June 30, 2018, consumer mortgage loans secured by residential real estate properties totaling $104,000 were in formal foreclosure proceedings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended June 30
	2018				2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$24,882	$2,249	$4,186	$31,317	$21,885	$491	$4,600	$26,976
Charge-offs	(171)	(285)	(35)	(491)	(536)	(197)	(214)	(947)
Recoveries	70	46	—	116	113	1	—	114
Net (charge-offs) recoveries	(101)	(239)	(35)	(375)	(423)	(196)	(214)	(833)
Provision for loan and lease losses	1,585	971	(163)	2,393	1,098	372	375	1,845
Balance, end of period	$26,366	$2,981	$3,988	$33,335	$22,560	$667	$4,761	$27,988

	Six Months Ended June 30
	2018				2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$24,039	$995	$3,716	$28,750	$21,086	$439	$5,073	$26,598
Charge-offs	(835)	(325)	(123)	(1,283)	(1,076)	(245)	(328)	(1,649)
Recoveries	203	64	—	267	190	2	—	192
Net (charge-offs) recoveries	(632)	(261)	(123)	(1,016)	(886)	(243)	(328)	(1,457)
Provision for loan and lease losses	2,959	2,247	395	5,601	2,360	471	16	2,847
Balance, end of period	$26,366	$2,981	$3,988	$33,335	$22,560	$667	$4,761	$27,988

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
June 30, 2018
Beginning balance	$11,932	$2,894	$2,281	$6,230	$494	$1,051	$24,882
Charge-offs	(9)	(64)	—	(46)	(17)	(35)	(171)
Recoveries	20	7	—	25	4	14	70
Provision	211	(425)	673	1,229	(70)	(33)	1,585
Ending balance	$12,154	$2,412	$2,954	$7,438	$411	$997	$26,366

Six Months Ended
June 30, 2018
Beginning balance	$13,037	$2,809	$2,075	$4,535	$629	$954	$24,039
Charge-offs	(277)	(212)	—	(159)	(80)	(107)	(835)
Recoveries	20	10	—	106	33	34	203
Provision	(626)	(195)	879	2,956	(171)	116	2,959
Ending balance	$12,154	$2,412	$2,954	$7,438	$411	$997	$26,366

Three Months Ended
June 30, 2017
Beginning balance	$12,112	$1,666	$2,108	$4,514	$710	$775	$21,885
Charge-offs	(187)	(25)	—	(82)	(135)	(107)	(536)
Recoveries	—	3	—	22	68	20	113
Provision	1,412	197	(72)	(791)	182	170	1,098
Ending balance	$13,337	$1,841	$2,036	$3,663	$825	$858	$22,560

Six Months Ended
June 30, 2017
Beginning balance	$11,767	$1,786	$2,239	$4,093	$655	$546	$21,086
Charge-offs	(187)	(48)	—	(142)	(499)	(200)	(1,076)
Recoveries	—	6	—	51	109	24	190
Provision	1,757	97	(203)	(339)	560	488	2,360
Ending balance	$13,337	$1,841	$2,036	$3,663	$825	$858	$22,560

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2018
Commercial real estate	$—	$12,154	$12,154	$3,334	$1,398,995	$1,402,329
Residential real estate	—	2,412	2,412	1,350	221,536	222,886
Owner-occupied real estate	—	2,954	2,954	1,456	268,597	270,053
Commercial, financial & agricultural	—	7,438	7,438	5,039	661,533	666,572
Leases	—	411	411	—	36,863	36,863
Consumer	—	997	997	—	65,019	65,019
Total organic loans	$—	$26,366	$26,366	$11,179	$2,652,543	$2,663,722

December 31, 2017
Commercial real estate	$—	$13,037	$13,037	$3,822	$1,358,312	$1,362,134
Residential real estate	—	2,809	2,809	49	196,176	196,225
Owner-occupied real estate	65	2,010	2,075	808	259,465	260,273
Commercial, financial & agricultural	34	4,501	4,535	280	429,925	430,205
Leases	—	629	629	—	52,396	52,396
Consumer	—	954	954	—	64,610	64,610
Total organic loans	$99	$23,940	$24,039	$4,959	$2,360,884	$2,365,843

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
June 30, 2018
Beginning balance	$336	$524	$316	$1,067	$6	$2,249
Charge-offs	—	(36)	(249)	—	—	(285)
Recoveries	2	2	21	20	1	46
Provision	(46)	(156)	353	823	(3)	971
Ending balance	$292	$334	$441	$1,910	$4	$2,981

Six Months Ended
June 30, 2018
Beginning balance	$230	$664	$88	$8	$5	$995
Charge-offs	—	(36)	(249)	(37)	(3)	(325)
Recoveries	7	10	21	24	2	64
Provision	55	(304)	581	1,915	—	2,247
Ending balance	$292	$334	$441	$1,910	$4	$2,981

Three Months Ended
June 30, 2017
Beginning balance	$239	$175	$76	$—	$1	$491
Charge-offs	—	—	(80)	(115)	(2)	(197)
Recoveries	—	—	—	—	1	1
Provision	(94)	167	156	141	2	372
Ending balance	$145	$342	$152	$26	$2	$667

Six Months Ended
June 30, 2017
Beginning balance	$88	$72	$44	$235	$—	$439
Charge-offs	—	—	(80)	(160)	(5)	(245)
Recoveries	—	—	—	—	2	2
Provision	57	270	188	(49)	5	471
Ending balance	$145	$342	$152	$26	$2	$667

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2018
Commercial real estate	$—	$292	$292	$—	$209,277	$209,277
Residential real estate	—	334	334	15	72,802	72,817
Owner-occupied real estate	28	413	441	848	81,652	82,500
Commercial, financial & agricultural	782	1,128	1,910	55,166	371,826	426,992
Consumer	—	4	4	—	1,503	1,503
Total purchased non-credit impaired loans	$810	$2,171	$2,981	$56,029	$737,060	$793,089

December 31, 2017
Commercial real estate	$—	$230	$230	$—	$244,568	$244,568
Residential real estate	—	664	664	19	96,510	96,529
Owner-occupied real estate	—	88	88	3,264	115,030	118,294
Commercial, financial & agricultural	8	—	8	1,491	527,693	529,184
Consumer	—	5	5	—	2,161	2,161
Total purchased non-credit impaired loans	$8	$987	$995	$4,774	$985,962	$990,736
Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
June 30, 2018
Beginning balance	$2,304	$830	$825	$217	$10	$4,186
Charge-offs	(1)	(28)	—	—	(6)	(35)
Recoveries	—	—	—	—	—	—
Provision	(131)	(16)	(9)	(3)	(4)	(163)
Ending balance	$2,172	$786	$816	$214	$—	$3,988

Six Months Ended
June 30, 2018
Beginning balance	$1,706	$1,242	$718	$42	$8	$3,716
Charge-offs	(34)	(73)	(10)	—	(6)	(123)
Recoveries	—	—	—	—	—	—
Provision	500	(383)	108	172	(2)	395
Ending balance	$2,172	$786	$816	$214	$—	$3,988

Three Months Ended
June 30, 2017
Beginning balance	$2,073	$959	$1,531	$37	$—	$4,600
Charge-offs	(160)	(38)	—	(15)	(1)	(214)
Recoveries	—	—	—	—	—	—
Provision	218	47	80	15	15	375
Ending balance	$2,131	$968	$1,611	$37	$14	$4,761

Six Months Ended
June 30, 2017
Beginning balance	$2,183	$1,196	$1,655	$38	$1	$5,073
Charge-offs	(233)	(42)	(36)	(16)	(1)	(328)
Recoveries	—	—	—	—	—	—
Provision	181	(186)	(8)	15	14	16
Ending balance	$2,131	$968	$1,611	$37	$14	$4,761

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
June 30, 2018
Commercial real estate	$996	$1,176	$2,172	$74,876	$11,958	$86,834
Residential real estate	68	718	786	2,262	29,825	32,087
Owner-occupied real estate	695	121	816	7,646	10,373	18,019
Commercial, financial & agricultural	8	206	214	548	10,892	11,440
Consumer	—	—	—	—	82	82
Total purchased credit impaired loans	$1,767	$2,221	$3,988	$85,332	$63,130	$148,462

December 31, 2017
Commercial real estate	$1,052	$654	$1,706	$79,085	$21,208	$100,293
Residential real estate	128	1,114	1,242	3,029	37,303	40,332
Owner-occupied real estate	586	132	718	9,483	11,320	20,803
Commercial, financial & agricultural	32	10	42	2,318	11,733	14,051
Consumer	—	8	8	—	135	135
Total purchased credit impaired loans	$1,798	$1,918	$3,716	$93,915	$81,699	$175,614

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired Loans (1)
With no related allowance recorded:
Construction, land & land development	$75	$71	$—	$82	$79	$—
Other commercial real estate	3,291	3,289	—	4,617	3,822	—
Total commercial real estate	3,366	3,360	—	4,699	3,901	—
Residential real estate	2,491	2,340	—	453	456	—
Owner-occupied real estate	1,640	1,600	—	4,172	4,015	—
Commercial, financial & agricultural	61,145	58,974	—	2,739	1,882	—
Consumer	39	33	—	51	40	—
Subtotal	68,681	66,307	—	12,114	10,294	—
With related allowance recorded:
Construction, land & land development	—	—	—	113	112	56
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	—	—	—	113	112	56
Residential real estate	789	741	371	1,452	1,399	699
Owner-occupied real estate	966	930	69	350	335	125
Commercial, financial & agricultural	2,949	2,858	1,465	872	821	318
Consumer	80	76	38	83	81	40
Subtotal	4,784	4,605	1,943	2,870	2,748	1,238
Total impaired loans	$73,465	$70,912	$1,943	$14,984	$13,042	$1,238

(1) Includes loans with SBA guaranteed balances of $3.6 million and $5.7 million at June 30, 2018 and December 31, 2017, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods presented (dollars in thousands):

	June 30, 2018		June 30, 2017
Impaired Loans	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$75	$—	$3,458	$—
Other commercial real estate	3,312	8	51	—
Total commercial real estate	3,387	8	3,509	—
Residential real estate	3,873	—	1,018	—
Owner-occupied real estate	2,525	—	2,788	—
Commercial, financial & agricultural	57,434	661	2,682	1
Consumer	117	—	72	—
Total impaired loans	$67,336	$669	$10,069	$1

Six Months Ended
Construction, land & land development	$132	$—	$4,297	$—
Other commercial real estate	3,359	16	53	—
Total commercial real estate	3,491	16	4,350	—
Residential real estate	4,099	—	1,031	—
Owner-occupied real estate	4,099	—	2,824	—
Commercial, financial & agricultural	41,624	1,027	2,736	1
Consumer	131	—	77	—
Total impaired loans	$53,444	$1,043	$11,018	$1

(1) The average recorded investment for troubled debt restructurings was $6.9 million and $7.0 million for the three and six months ended June 30, 2018, respectively, and was $3.2 million and $4.1 million for the three and six months ended June 30, 2017, respectively.
(2) The interest income recognized on troubled debt restructurings was $67,000 and $131,000 for the three and six months ended June 30, 2018, respectively, and was $0 for both the three and six months ended June 30, 2017.

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans	June 30, 2018	December 31, 2017
Construction, land & land development	$71	$191
Other commercial real estate	2,799	3,257
Total commercial real estate	2,870	3,448
Residential real estate	3,081	1,855
Owner-occupied real estate	2,530	4,350
Commercial, financial & agricultural	22,114	2,703
Consumer	109	121
Total nonaccrual loans	$30,704	$12,477

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
June 30, 2018
Construction, land & land development	$138	$45	$183	$454,442	$454,625	$—
Other commercial real estate	12	—	12	947,692	947,704	—
Total commercial real estate	150	45	195	1,402,134	1,402,329	—
Residential real estate	1,114	269	1,383	221,503	222,886	—
Owner-occupied real estate	1,591	242	1,833	268,220	270,053	—
Commercial, financial & agricultural	193	471	664	665,908	666,572	—
Leases	—	—	—	36,863	36,863	—
Consumer	117	9	126	64,893	65,019	—
Total organic loans	$3,165	$1,036	$4,201	$2,659,521	$2,663,722	$—

December 31, 2017
Construction, land & land development	$487	$45	$532	$412,008	$412,540	$—
Other commercial real estate	—	—	—	949,594	949,594	—
Total commercial real estate	487	45	532	1,361,602	1,362,134	—
Residential real estate	1,868	92	1,960	194,265	196,225	—
Owner-occupied real estate	474	713	1,187	259,086	260,273	—
Commercial, financial & agricultural	865	122	987	429,218	430,205	—
Leases	—	—	—	52,396	52,396	—
Consumer	67	28	95	64,515	64,610	—
Total organic loans	$3,761	$1,000	$4,761	$2,361,082	$2,365,843	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
June 30, 2018
Construction, land & land development	$—	$—	$—	$14,282	$14,282	$—
Other commercial real estate	—	—	—	194,995	194,995	—
Total commercial real estate	—	—	—	209,277	209,277	—
Residential real estate	1,449	195	1,644	71,173	72,817	—
Owner-occupied real estate	46	144	190	82,310	82,500	—
Commercial, financial & agricultural	71	930	1,001	425,991	426,992	—
Consumer	29	8	37	1,466	1,503	—
Total purchased non-credit impaired loans	$1,595	$1,277	$2,872	$790,217	$793,089	$—

December 31, 2017
Construction, land & land development	$35	$—	$35	$25,873	$25,908	$—
Other commercial real estate	—	45	45	218,615	218,660	—
Total commercial real estate	35	45	80	244,488	244,568	—
Residential real estate	537	126	663	95,866	96,529	—
Owner-occupied real estate	283	1,590	1,873	116,421	118,294	—
Commercial, financial & agricultural	640	628	1,268	527,916	529,184	—
Consumer	28	13	41	2,120	2,161	—
Total purchased non-credit impaired loans	$1,523	$2,402	$3,925	$986,811	$990,736	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
June 30, 2018
Construction, land & land development	$8	$1,798	$1,806	$11,421	$13,227
Other commercial real estate	298	2,364	2,662	70,945	73,607
Total commercial real estate	306	4,162	4,468	82,366	86,834
Residential real estate	962	1,206	2,168	29,919	32,087
Owner-occupied real estate	187	598	785	17,234	18,019
Commercial, financial & agricultural	—	1,414	1,414	10,026	11,440
Consumer	—	—	—	82	82
Total purchased credit impaired loans	$1,455	$7,380	$8,835	$139,627	$148,462

December 31, 2017
Construction, land & land development	$1	$1,881	$1,882	$11,663	$13,545
Other commercial real estate	363	3,303	3,666	83,082	86,748
Total commercial real estate	364	5,184	5,548	94,745	100,293
Residential real estate	1,519	1,876	3,395	36,937	40,332
Owner-occupied real estate	85	786	871	19,932	20,803
Commercial, financial & agricultural	201	224	425	13,626	14,051
Consumer	—	15	15	120	135
Total purchased credit impaired loans	$2,169	$8,085	$10,254	$165,360	$175,614

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

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2018
Construction, land & land development	$418,587	$30,238	$5,755	$45	$—	$454,625
Other commercial real estate	904,916	37,816	2,161	2,811	—	947,704
Total commercial real estate	1,323,503	68,054	7,916	2,856	—	1,402,329
Residential real estate	215,547	4,180	311	2,848	—	222,886
Owner-occupied real estate	238,941	23,746	2,214	5,152	—	270,053
Commercial, financial & agricultural	617,246	42,647	262	6,417	—	666,572
Leases	34,481	2,382	—	—	—	36,863
Consumer	64,828	49	61	78	3	65,019
Total organic loans	$2,494,546	$141,058	$10,764	$17,351	$3	$2,663,722

December 31, 2017
Construction, land & land development	$371,358	$38,939	$2,086	$157	$—	$412,540
Other commercial real estate	920,168	22,229	3,365	3,832	—	949,594
Total commercial real estate	1,291,526	61,168	5,451	3,989	—	1,362,134
Residential real estate	188,918	3,668	1,488	2,151	—	196,225
Owner-occupied real estate	240,987	16,891	1,067	1,328	—	260,273
Commercial, financial & agricultural	421,114	7,870	123	1,098	—	430,205
Leases	47,908	4,488	—	—	—	52,396
Consumer	64,361	58	81	110	—	64,610
Total organic loans	$2,254,814	$94,143	$8,210	$8,676	$—	$2,365,843

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2018
Construction, land & land development	$14,210	$44	$—	$28	$—	$14,282
Other commercial real estate	155,344	35,540	3,584	527	—	194,995
Total commercial real estate	169,554	35,584	3,584	555	—	209,277
Residential real estate	69,339	1,308	294	1,802	74	72,817
Owner-occupied real estate	72,994	6,148	—	3,358	—	82,500
Commercial, financial & agricultural	321,831	49,628	15,760	39,773	—	426,992
Consumer	1,432	12	—	39	20	1,503
Total purchased non-credit impaired loans	$635,150	$92,680	$19,638	$45,527	$94	$793,089

December 31, 2017
Construction, land & land development	$25,486	$385	$—	$37	$—	$25,908
Other commercial real estate	214,916	1,341	1,825	578	—	218,660
Total commercial real estate	240,402	1,726	1,825	615	—	244,568
Residential real estate	92,119	2,216	791	1,369	34	96,529
Owner-occupied real estate	110,034	3,227	1,280	3,753	—	118,294
Commercial, financial & agricultural	452,822	59,306	5,223	11,833	—	529,184
Consumer	2,091	3	—	37	30	2,161
Total purchased non-credit impaired loans	$897,468	$66,478	$9,119	$17,607	$64	$990,736

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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
June 30, 2018
Construction, land & land development	$6,466	$609	$915	$5,237	$—	$13,227
Other commercial real estate	46,059	15,756	1,273	10,519	—	73,607
Total commercial real estate	52,525	16,365	2,188	15,756	—	86,834
Residential real estate	17,187	4,522	1,274	9,036	68	32,087
Owner-occupied real estate	6,356	3,759	791	7,113	—	18,019
Commercial, financial & agricultural	513	121	—	10,806	—	11,440
Consumer	31	24	19	8	—	82
Total purchased credit impaired loans	$76,612	$24,791	$4,272	$42,719	$68	$148,462

December 31, 2017
Construction, land & land development	$6,677	$809	$973	$5,086	$—	$13,545
Other commercial real estate	63,210	11,998	2,361	9,179	—	86,748
Total commercial real estate	69,887	12,807	3,334	14,265	—	100,293
Residential real estate	21,706	6,419	1,590	10,504	113	40,332
Owner-occupied real estate	7,181	4,896	818	7,908	—	20,803
Commercial, financial & agricultural	2,094	211	323	11,423	—	14,051
Consumer	60	28	21	26	—	135
Total purchased credit impaired loans	$100,928	$24,361	$6,086	$44,126	$113	$175,614
Troubled Debt Restructurings (TDRs)

Total troubled debt restructurings (TDRs) were $6.9 million at June 30, 2018, with $28,000 in related allowance. At December 31, 2017, TDRs totaled $1.5 million with no related allowance. At June 30, 2018, there was one commitment to extend credit to a borrower with an existing troubled debt restructuring totaling $599,000. At December 31, 2017, there were no commitments to extend credit to borrowers with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on loans that were modified as TDRs during the periods presented (dollars in thousands):

	June 30, 2018			June 30, 2017
TDR Additions (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Six Months Ended
Construction, land & land development	—	$—	$—	—	$—	$—
Other commercial real estate	2	2,801	2,801	—	—	—
Total commercial real estate	2	2,801	2,801	—	—	—
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Residential real estate	1	2,769	2,769	—	—	—
Consumer & Other	—	—	—	—	—	—
Total modifications	3	$5,570	$5,570	—	$—	$—

(1) The pre-modification and post-modification recorded investment amount represents the recorded investment on the date of the loan modification. Since the modifications on these loans were either an interest rate concession or payment term extension, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

There were no loans modified as a TDR during the three months ended June 30, 2018 or 2017. During the six months ended June 30, 2018, there was one loan modified as a TDR which subsequently defaulted within twelve months of its modification date with a recorded investment of $848,000. During the six months ended June 30, 2017, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

NOTE 7: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three and six months ended June 30, 2018, the Company sold SBA loans with unpaid principal balances totaling $9.8 million and $18.4 million, respectively, and recognized $1.0 million and $1.9 million in gains on the loan sales, respectively. During the three and six months ended June 30, 2017, the Company sold SBA loans with unpaid principal balances totaling $16.5 million and $25.0 million, respectively, and recognized $1.6 million and $2.5 million in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $462,000 and $938,000 for the three and six months ended June 30, 2018, respectively. SBA servicing fees totaled $407,000 and $840,000 for the three and six months ended June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, the Company serviced SBA loans for others with unpaid principal balances totaling $184.8 million and $185.6 million, respectively.

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
SBA Servicing Rights	2018	2017	2018	2017
Balance, beginning of period	$4,003	$3,547	$4,069	$3,477
Additions	213	391	413	597
Fair value adjustments	(227)	(110)	(493)	(246)
Balance, end of period	$3,989	$3,828	$3,989	$3,828

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	June 30, 2018	December 31, 2017
Fair value	$3,989	$4,069
Weighted average discount rate	12.7%	12.9%
Decline in fair value due to a 100 basis point adverse change	$(130)	$(140)
Decline in fair value due to a 200 basis point adverse change	(253)	(272)
Prepayment speed	11.0%	9.1%
Decline in fair value due to a 10% adverse change	$(160)	$(141)
Decline in fair value due to a 20% adverse change	(310)	(275)
Weighted average remaining life (years)	5.9	6.7

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

Information about the SBA loans serviced by the Company at and for the periods presented are as follows (dollars in thousands):

	June 30, 2018
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Six Months Ended June 30, 2018
Serviced for others	$184,803	$557	$—	$—
Held-for-sale	15,874	—	—	—
Held-for-investment	151,343	1,677	5,714	52
Total SBA loans serviced	$352,020	$2,234	$5,714	$52

	December 31, 2017
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Six Months Ended June 30, 2017
Serviced for others	$185,557	$1,555	$—	$—
Held-for-sale	10,420	—	—	—
Held-for-investment	153,810	2,508	6,627	—
Total SBA loans serviced	$349,787	$4,063	$6,627	$—

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

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At June 30, 2018, the Company had no derivatives in a net liability position under these agreements.

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

Derivative Fair Values

The table below presents the fair values of the Company's derivatives at the dates presented (dollars in thousands):

	Derivative Assets (1)		Derivative Liabilities (1)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$4,230	$2,011	$—	$116
Total	$4,230	$2,011	$—	$116
Derivatives Not Designated as Hedging Instruments
Mortgage derivatives	$1,013	$616	$699	$238
Total	$1,013	$616	$699	$238

(1) All derivative assets are located in "Other Assets" on the consolidated statements of financial condition and all derivative liabilities are located in "Other Liabilities" on the consolidated statements of financial condition.

The tables below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods presented (dollars in thousands):

	Three Months Ended
	June 30
	2018			2017
	Interest Income	Interest Expense	Noninterest Income	Interest Income	Interest Expense	Noninterest Income

Total amounts of income and expense line items presented in the consolidated statements of income	$63,688	$7,558	$10,917	$49,847	$3,369	$10,476

Gain (loss) on fair value hedging relationships in Subtopic 815-20
Interest rate swaps:
Hedged items	(588)	—	—	—	—	425
Derivatives designated as hedging instruments	668	—	—	—	—	(464)

Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate caps:
Amount of loss reclassified from accumulated other comprehensive loss into income	—	—	—	—	430	—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30
	2018			2017
	Interest Income	Interest Expense	Noninterest Income	Interest Income	Interest Expense	Noninterest Income

Total amounts of income and expense line items presented in the consolidated statements of income	$124,249	$13,263	$21,378	$97,044	$6,608	$19,935

Gain (loss) on fair value hedging relationships in Subtopic 815-20
Interest rate swaps:
Hedged items	(2,316)	—	—	—	—	(83)
Derivatives designated as hedging instruments	2,527	—	—	—	—	32

Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate caps:
Amount of loss reclassified from accumulated other comprehensive loss into income	—	91	—	—	834	—

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At June 30, 2018 and December 31, 2017, the Company had 72 and 84 interest rate swaps with an aggregate notional amount of $123.0 million and $141.9 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The tables below presents the effect of fair value hedges on the consolidated statements of financial condition for the periods presented (dollars in thousands):

Line Item in the Statement of Financial Condition in Which the Hedged Item Is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset

	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Loans	$119,559	$139,391	$(4,145)	$(1,892)
Total	$119,559	$139,391	$(4,145)	$(1,892)

Cash Flow Hedges

The Company used interest rate caps as part of its interest rate risk management strategy. Interest rate caps, designated as cash flow hedges, involve the payment of a premium to a counterparty based on the notional size and cap strike rate. The Company's former cash flow hedges were for the purpose of capping interest rates paid on deposits, which protected the Company in a rising rate environment. The caps were purchased during the first quarter of 2013 to hedge the variable cash outflows associated with these liabilities; they originally had a five-year life and notional value of $200.0 million. These caps expired in the first quarter of 2018. Amounts reported in AOCI related to derivatives were reclassified to interest expense as the interest rate cap premium was amortized over the life of the cap.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2018	2017	2018	2017
Amount of (loss) gain recognized in AOCI on derivatives	OCI	$—	$21	$(4)	$80
Amount of loss reclassified from AOCI into income	Interest expense	—	430	91	834
Amount of loss recognized in consolidated statements of comprehensive income		$—	$(409)	$(95)	$(754)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

At June 30, 2018, the Company had no interest rate swaps that were not designated as fair value hedges associated with the Company's fixed rate loan program and recognized no related income statement impact during the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, there were net losses of $40,000 and $56,000, respectively, recorded in the income statement for the interest rate swaps not designated as hedging instruments.

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities," respectively, on the consolidated statements of financial condition. At June 30, 2018 and December 31, 2017, the fair value of mortgage derivative assets was $1.0 million and $616,000, respectively, and the fair value of mortgage derivative liabilities was $699,000 and $238,000, respectively. At June 30, 2018 and December 31, 2017, the Company had approximately $52.7 million and $36.3 million, respectively, of interest rate lock commitments, and $82.6 million and $55.8 million, respectively, of forward commitments for the future delivery of residential mortgage loans. The net gain related to interest rate lock commitments for the three months ended June 30, 2018 was $204,000, compared to a loss of $284,000 for the same period in 2017. The net gains related to interest rate lock commitments were $542,000 and $329,000 for the six months ended June 30, 2018 and 2017, respectively. The net loss for forward commitments related to these mortgage loans was $534,000 for the three months ended June 30, 2018, compared to a net gain of $303,000 for the same period in 2017. The net losses for forward commitments were $606,000 and $682,000 for the six months ended June 30, 2018 and 2017, respectively.

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended		Six Months Ended
		June 30		June 30
Interest Rate Products	Location	2018	2017	2018	2017
Amount of loss recognized in income on interest rate swaps	Noninterest income	$—	$(40)	$—	$(56)
Amount of gain (loss) recognized in income on interest rate lock commitments	Noninterest income	204	(284)	542	329
Amount of (loss) gain recognized in income on forward commitments	Noninterest income	(534)	303	(606)	(682)
Total (loss) gain recognized in income on derivatives not designated as hedging instruments		$(330)	$(21)	$(64)	$(409)

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
June 30, 2018
Offsetting Assets
Interest rate swaps and caps	$4,230	$—	$4,230	$—	$(4,230)	$—
Offsetting Liabilities
Interest rate swaps and caps	$—	$—	$—	$—	$—	$—
Repurchase agreements	13,525	—	13,525	—	(13,525)	—
Total liabilities	$13,525	$—	$13,525	$—	$(13,525)	$—

December 31, 2017
Offsetting Assets
Interest rate swaps and caps	$2,011	$—	$2,011	$(116)	$(1,895)	$—
Offsetting Liabilities
Interest rate swaps and caps	$116	$—	$116	$(116)	$—	$—
Repurchase agreements	25,209	—	25,209	—	(25,209)	—
Total liabilities	$25,325	$—	$25,325	$(116)	$(25,209)	$—

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

At June 30, 2018 and December 31, 2017, securities sold under repurchase agreements were $13.5 million and $25.2 million, respectively, all of which mature on an overnight and continuous basis. At both June 30, 2018 and December 31, 2017, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at both June 30, 2018 and December 31, 2017 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 (CET1) capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At June 30, 2018 and December 31, 2017, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	June 30, 2018			December 31, 2017
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
Common Equity Tier 1 (CET1) capital ratio	$569,237	12.79%	$200,354	$547,822	12.61%	$195,433
Tier 1 risk-based capital ratio	569,237	12.79%	267,139	547,822	12.61%	260,578
Total risk-based capital ratio	602,572	13.53%	356,186	576,572	13.28%	347,437
Tier 1 leverage ratio	569,237	11.75%	193,773	547,822	11.24%	194,924

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	June 30, 2018				December 31, 2017
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
Common Equity Tier 1 (CET1) capital ratio	$494,402	11.13%	$199,943	$288,807	$481,135	11.10%	$194,972	$281,626
Tier 1 risk-based capital ratio	494,402	11.13%	266,591	355,455	481,135	11.10%	259,962	346,617
Total risk-based capital ratio	527,737	11.88%	355,455	444,318	509,885	11.77%	346,617	433,271
Tier 1 leverage ratio	494,402	10.21%	193,611	242,014	481,135	9.90%	194,429	243,037

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At June 30, 2018, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At June 30, 2018, the Company had $66.5 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Commitments to extend credit:
Fixed	$91,509	$65,117
Variable	944,668	914,524
Letters of credit:
Fixed	5,759	5,978
Variable	6,895	11,428
Total commitments	$1,048,831	$997,047

The fixed rate loan commitments have maturities ranging from one month to thirteen years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company maintains a recourse liability for mortgage loans sold to investors. At June 30, 2018, the recourse liability was $296,000.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between levels.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At June 30, 2018, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Hedged Loans

Loans involved in fair value hedges are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs consistent with the valuation methodology for interest rate swaps discussed below. The Company does not record other loans held for investment at fair value on a recurring basis.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at June 30, 2018.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2018, the aggregate fair value of the Company's mortgage loans held-for-sale was $39.2 million and the contractual balance including accrued interest was $38.1 million, with a fair value mark totaling $1.2 million. The Company recognized a gain of $251,000 and a gain of $617,000 for the three and six months ended June 30, 2018, respectively, related to the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income. For the three and six months ended June 30, 2017, the amount recognized related to the change in fair value of the mortgage loans held-for-sale was a loss of $243,000 and a gain of $482,000, respectively.

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

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

June 30, 2018	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities - financial services industry	$—	$1,515	$—	$1,515
U.S. Government securities	—	66,679	—	66,679
Residential mortgage-backed securities — nonagency	—	99,232	—	99,232
Residential mortgage-backed securities — agency	—	542,970	—	542,970
Corporate securities	—	126,789	—	126,789
Hedged loans	—	119,559	—	119,559
Mortgage loans held-for-sale	—	39,222	—	39,222
Mortgage derivatives	—	52	961	1,013
Interest rate swaps and caps	—	4,230	—	4,230
SBA servicing rights	—	—	3,989	3,989
Total recurring assets at fair value	$—	$998,733	$4,950	$1,003,683

Liabilities:
Interest rate swaps and caps	$—	$—	$—	$—
Mortgage derivatives	—	264	435	699
Total recurring liabilities at fair value	$—	$264	$435	$699

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities - financial services industry	$—	$1,515	$—	$1,515
U.S. Government securities	—	69,559	—	69,559
Residential mortgage-backed securities — nonagency	—	118,710	—	118,710
Residential mortgage-backed securities — agency	—	575,849	—	575,849
Corporate securities	—	108,337	—	108,337
Hedged loans	—	139,391	—	139,391
Mortgage loans held for sale	—	25,791	—	25,791
Mortgage derivatives	—	101	515	616
Interest rate swaps and caps	—	2,011	—	2,011
SBA servicing rights	—	—	4,069	4,069
Total recurring assets at fair value	$—	$1,039,749	$4,584	$1,044,333

Liabilities:
Interest rate swaps and caps	$—	$116	$—	$116
Mortgage derivatives	—	38	200	238
Total recurring liabilities at fair value	$—	$154	$200	$354

Changes in the carrying value of mortgage derivatives utilizing Level 3 inputs are presented in the following tables for the periods presented (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2018		2018
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$916	$310	$515	$200
Issuances (1)	430	430	1,031	740
Settlements and closed loans (1)	(385)	(305)	(585)	(505)
Balance, end of period	$961	$435	$961	$435

	Three Months Ended June 30		Six Months Ended June 30
	2017		2017
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$1,096	$465	$699	$445
Issuances (1)	362	363	1,204	828
Settlements and closed loans (1)	(568)	(443)	(1,013)	(888)
Balance, end of period	$890	$385	$890	$385

(1) The change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was a loss of $80,000 and a gain of $211,000 for the three and six months ended June 30, 2018, respectively. The change in fair value resulted in a loss of $126,000 and a gain of $251,000 for the three and six months ended June 30, 2017, respectively.

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

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Impaired loans	$—	$—	$68,969	$68,969
Total nonrecurring assets at fair value	$—	$—	$68,969	$68,969

December 31, 2017
Impaired loans	$—	$—	$11,804	$11,804
Total nonrecurring assets at fair value	$—	$—	$11,804	$11,804

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $70.9 million and $13.0 million with respective valuation allowances of $1.9 million and $1.2 million at June 30, 2018 and December 31, 2017, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2018
Other real estate owned	$—	$—	$5,563	$5,563

December 31, 2017
Other real estate owned	$—	$—	$1,204	$1,204

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	June 30, 2018	December 31, 2017
Other real estate owned:
Other real estate owned at fair value	$5,563	$1,204
Estimated selling costs and other adjustments	(551)	(309)
Other real estate owned	$5,012	$895

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

June 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,989	Discounted cash flows	Discount rate	9% - 23% (13%)
			Prepayment speed	5% - 13% (11%)
Mortgage derivatives - asset	$961	Pricing model	Pull-through rate	85%
Mortgage derivatives - liability	$435	Pricing model	Pull-through rate	85%
Impaired loans - collateral dependent	$68,969	Third party appraisal	Management discount for property type and recent market volatility	0% - 100% (3%)
Other real estate owned	$5,563	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (5%)

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$4,069	Discounted cash flows	Discount rate	10% - 22% (13%)
			Prepayment speed	4% - 13% (9%)
Mortgage derivatives - asset	$515	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$200	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$11,804	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$1,204	Third party appraisal	Management discount for property type and recent market volatility	0% - 33% (12%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities at the dates indicated (dollars in thousands).

		June 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$238,291	$238,291	$230,877	$230,877
Equity securities	Level 2	1,515	1,515	1,515	1,515
Investment securities available-for-sale	Level 2	835,670	835,670	872,455	872,455
Investment securities held-to-maturity	Level 2 & 3	16,742	16,817	32,852	33,351
Loans held-for-sale	Level 2	55,096	56,641	36,211	37,580
Loans, net	Level 2 & 3	3,571,938	3,612,910	3,503,443	3,513,057
Other real estate owned	Level 3	5,012	5,563	895	1,204
Interest rate swaps and caps	Level 2	4,230	4,230	2,011	2,011
Mortgage derivatives	Levels 2 & 3	1,013	1,013	616	616
SBA servicing rights	Level 3	3,989	3,989	4,069	4,069
Accrued interest receivable	Level 2	15,577	15,577	14,906	14,906
Federal Home Loan Bank stock	Level 3	4,452	4,452	4,651	4,651

Liabilities:
Deposits	Level 2	$4,302,704	$4,301,233	$4,243,135	$4,237,883
Federal funds purchased and securities sold under agreements to repurchase	Level 2	13,525	13,525	25,209	25,209
Notes payable	Level 2	398	398	398	398
Interest rate swaps and caps	Level 2	—	—	116	116
Mortgage derivatives	Levels 2 & 3	699	699	238	238
Accrued interest payable	Level 2	3,623	3,623	3,750	3,750

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

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Numerator:
Net income per consolidated statements of income	$18,767	$15,203	$36,132	$26,761
Net income allocated to participating securities	(509)	(413)	(943)	(706)
Net income allocated to common stock	$18,258	$14,790	$35,189	$26,055

Basic earnings per share computation:
Net income allocated to common stock	$18,258	$14,790	$35,189	$26,055
Weighted average common shares outstanding, including shares considered participating securities	39,098,445	38,955,513	39,053,840	38,908,102
Less: Average participating securities	(1,060,264)	(1,059,388)	(1,018,729)	(1,026,103)
Weighted average shares	38,038,181	37,896,125	38,035,111	37,881,999
Basic earnings per share	$.48	$.39	$.93	$.69

Diluted earnings per share computation:
Net income allocated to common stock	$18,258	$14,790	$35,189	$26,055
Weighted average common shares outstanding for basic earnings per share	38,038,181	37,896,125	38,035,111	37,881,999
Weighted average dilutive grants	36,925	46,358	37,808	52,188
Weighted average shares and dilutive potential common shares	38,075,106	37,942,483	38,072,919	37,934,187
Diluted earnings per share	$.48	$.39	$.92	$.69

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
June 30, 2018
Balance, beginning of period	$(7,973)	$47	$—	$(7,926)
Other comprehensive loss before income taxes:
Net change in unrealized losses	(2,184)	—	—	(2,184)
Amounts reclassified for net gains realized and included in earnings	(250)	—	—	(250)
Transfer of unrealized gain from held-to-maturity to available-for-sale	—	(51)	—	(51)
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	(3)	—	(3)
Income tax benefit	(616)	—	—	(616)
Balance, end of period	$(9,791)	$(7)	$—	$(9,798)

June 30, 2017
Balance, beginning of period	$(1,568)	$(177)	$(802)	$(2,547)
Other comprehensive income before income taxes:
Net change in unrealized gains	1,089	—	21	1,110
Amounts reclassified for net (gains) losses realized and included in earnings	(13)	—	430	417
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	46	—	46
Income tax expense	413	—	172	585
Balance, end of period	$(905)	$(131)	$(523)	$(1,559)

Six Months Ended
June 30, 2018
Balance, beginning of period	$(2,523)	$21	$(65)	$(2,567)
Other comprehensive loss before income taxes:
Net change in unrealized losses	(9,060)	—	(4)	(9,064)
Amounts reclassified for net (gains) losses realized and included in earnings	(250)	—	91	(159)
Transfer of unrealized gain from held-to-maturity to available-for-sale	—	(51)	—	(51)
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	23	—	23
Adoption of ASU 2016-01	23	—	—	23
Income tax (benefit) expense	(2,019)	—	22	(1,997)
Balance, end of period	$(9,791)	$(7)	$—	$(9,798)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Investment Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
June 30, 2017
Balance, beginning of period	$(1,200)	$(175)	$(1,082)	$(2,457)
Other comprehensive income before income taxes:
Net change in unrealized gains	514	—	80	594
Amounts reclassified for net (gains) losses realized and included in earnings	(25)	—	834	809
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	44	—	44
Income tax expense	194	—	355	549
Balance, end of period	$(905)	$(131)	$(523)	$(1,559)

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2018	2017	2018	2017
Investment securities available-for-sale
Gain on sale of investment securities	$250	$13	$250	$25
Income tax expense	(63)	(5)	(63)	(10)
Net income	$187	$8	$187	$15

Cash flow hedges (effective portion)
Interest expense on deposits	$—	$(430)	$(91)	$(834)
Income tax benefit	—	165	23	320
Net income	$—	$(265)	$(68)	$(514)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at June 30, 2018 as compared to December 31, 2017 and our results of operations for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2017 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company ("State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005. Between July 24, 2009 and June 30, 2018, we successfully completed 17 bank acquisitions totaling $6.0 billion in assets and $5.2 billion in deposits.

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank.

As a result of our acquisitions, we were transformed from a small community bank to a much larger commercial bank. We are now operating 32 full-service branches throughout seven of Georgia's eight largest metropolitan statistical areas, or MSAs. At June 30, 2018, our total assets were $5.0 billion, our total loans receivable were $3.6 billion, our total deposits were $4.3 billion and our total shareholders' equity was $656.9 million.

Recent Developments
Proposed Merger with Cadence Bancorporation

On May 11, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cadence Bancorporation, a Delaware corporation ("Cadence"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Cadence, with Cadence continuing as the surviving corporation. Immediately following the completion of the merger, the Bank will merge with and into Cadence’s wholly owned bank subsidiary, Cadence Bank, N.A. ("Cadence Bank"), with Cadence Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, if the merger is completed, Company shareholders will receive 1.160 shares of Cadence Class A common stock, par value $0.01 per share, for each share of Company common stock, par value $0.01 per share, they hold immediately prior to the merger, plus cash in lieu of fractional shares.

The transaction is expected to close in the fourth quarter of 2018, subject to Company shareholder and regulatory approvals in addition to satisfaction of certain other closing conditions.

Acquisition of AloStar Bank of Commerce
On September 30, 2017, State Bank completed its acquisition of AloStar Bank of Commerce ("AloStar"), an Alabama banking corporation. State Bank Interim Corp., a wholly-owned subsidiary of State Bank, merged with and into AloStar with AloStar as the surviving bank and immediately thereafter, AloStar merged with and into State Bank, with State Bank as the surviving bank. We paid total cash consideration of approximately $195.0 million for all outstanding shares of AloStar. With the acquisition of AloStar, we acquired banking operations in Birmingham, Alabama and Atlanta, Georgia. Banking operations in Birmingham were closed on January 31, 2018.

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended June 30, 2018:

•	Net income for the quarter ended June 30, 2018 was $18.8 million, or $.48 per diluted share, compared to net income of $15.2 million, or $.39 per diluted share, for the quarter ended June 30, 2017.

•
Our net interest income on a taxable equivalent basis was $56.1 million for the quarter ended June 30, 2018, an increase of $9.5 million, or 20.4%, from the quarter ended June 30, 2017. Our interest income increased $13.7 million for the quarter ended June 30, 2018, compared to the quarter ended June 30, 2017, primarily attributable to a $15.4 million increase in loan interest income and a $930,000 increase in interest income on invested funds, partially offset by a $2.6 million decline in accretion income on loans primarily due to lower recovery income.

•
We continued to benefit from the strong loan growth of the first quarter of 2018. At June 30, 2018, total loans were $3.6 billion, an increase of $73.1 million, or 2.1%, from December 31, 2017. During the quarter ended June 30, 2018, loan balances contracted slightly as decreases in our purchased credit impaired and purchased non-credit impaired loans offset organic loan growth.

•
The accretable discount on purchased credit impaired loans decreased $4.4 million to $53.5 million at June 30, 2018, compared to $57.9 million at December 31, 2017. We recognized $12.5 million in accretion income on purchased credit impaired loans during the six months ended June 30, 2018, offset by transfers from nonaccretable to accretable discount of $8.2 million.

•	Asset quality remained sound at June 30, 2018 with annualized net charge-offs of .06% for the six months ended June 30, 2018.

•
The average cost of funds increased 33 basis points to 71 basis points for the quarter ended June 30, 2018, compared to the same period in 2017, primarily due to an increase in the balance and rate on money market deposits, as well as time deposits acquired from AloStar during 2017. This compares favorably to the 75 basis point increase in the Federal Funds target rate over the same period.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 11.75%, CET1 and Tier 1 risk-based capital ratios of 12.79%, and a Total risk-based capital ratio of 13.53% at June 30, 2018.

•	During the second quarter of 2018, we declared and paid a cash dividend of $0.20 per common share to our shareholders.

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

Table 1 - Financial Highlights Selected Financial Information
	2018		2017			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2018	2017

SELECTED RESULTS OF OPERATIONS
Interest income on loans	$50,416	$48,444	$46,926	$35,400	$34,872	$98,860	$68,932
Accretion income on loans	6,595	5,946	10,671	6,520	9,228	12,541	16,905
Interest income on invested funds	6,677	6,171	6,034	5,782	5,747	12,848	11,207
Total interest income	63,688	60,561	63,631	47,702	49,847	124,249	97,044
Interest expense	7,558	5,705	5,614	3,370	3,369	13,263	6,608
Net interest income	56,130	54,856	58,017	44,332	46,478	110,986	90,436
Provision for loan and lease losses (organic & PNCI loans)	2,556	2,650	2,050	1,300	1,470	5,206	2,831
Provision for loan and lease losses (purchased credit impaired loans)	(163)	558	798	(885)	375	395	16
Total provision for loan and lease losses	2,393	3,208	2,848	415	1,845	5,601	2,847
Total noninterest income	10,917	10,461	10,140	9,682	10,476	21,378	19,935
Total noninterest expense	39,983	39,268	40,684	31,571	31,997	79,251	66,562
Income before income taxes	24,671	22,841	24,625	22,028	23,112	47,512	40,962
Income tax expense	5,904	5,476	19,248	7,592	7,909	11,380	14,201
Net income	$18,767	$17,365	$5,377	$14,436	$15,203	$36,132	$26,761

COMMON SHARE DATA
Basic earnings per share	$.48	$.45	$.14	$.37	$.39	$.93	$.69
Diluted earnings per share	.48	.44	.14	.37	.39	.92	.69
Cash dividends declared per share	.20	.20	.14	.14	.14	.40	.28
Book value per share	16.79	16.58	16.45	16.48	16.23	16.79	16.23
Tangible book value per share (1)	14.38	14.15	14.00	14.01	13.94	14.38	13.94
Dividend payout ratio	41.67%	45.45%	100.00%	37.84%	35.90%	43.48%	40.58%

COMMON SHARES OUTSTANDING
Common stock	39,121,749	39,003,412	38,992,163	38,991,022	38,967,972	39,121,749	38,967,972
Weighted average shares outstanding:
Basic	38,038,181	38,032,007	38,009,181	37,918,753	37,896,125	38,035,111	37,881,999
Diluted	38,075,106	38,070,555	38,068,619	37,963,141	37,942,483	38,072,919	37,934,187

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (2)	$3,662,142	$3,598,543	$3,603,482	$2,893,187	$2,905,415	$3,631,574	$2,876,394
Assets	4,950,453	4,860,730	4,982,451	4,178,731	4,200,843	4,906,370	4,191,691
Deposits	4,200,187	4,084,844	4,248,553	3,437,329	3,413,831	4,142,834	3,418,641
Equity	650,919	642,787	645,409	638,620	627,294	646,881	622,419
Tangible equity (1)	556,403	547,620	549,564	550,002	538,153	552,041	533,146

Table 1 - Financial Highlights Selected Financial Information
	2018		2017			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2018	2017
SELECTED ACTUAL BALANCES
Total assets	$5,012,329	$4,892,297	$4,958,582	$5,148,483	$4,233,977	$5,012,329	$4,233,977
Investment securities	853,927	892,770	906,822	978,630	910,899	853,927	910,899
Organic loans	2,663,722	2,515,318	2,365,843	2,304,653	2,275,471	2,663,722	2,275,471
Purchased non-credit impaired loans	793,089	945,679	990,736	1,064,477	469,931	793,089	469,931
Purchased credit impaired loans	148,462	157,524	175,614	203,660	135,598	148,462	135,598
Allowance for loan and lease losses	(33,335)	(31,317)	(28,750)	(26,842)	(27,988)	(33,335)	(27,988)
Interest-earning assets	4,739,613	4,627,393	4,688,665	4,867,167	3,967,184	4,739,613	3,967,184
Total deposits	4,302,704	4,184,432	4,243,135	4,241,085	3,452,692	4,302,704	3,452,692
Interest-bearing liabilities	3,129,599	3,119,816	3,077,636	3,087,284	2,548,837	3,129,599	2,548,837
Noninterest-bearing liabilities	1,225,811	1,125,827	1,239,395	1,418,609	1,052,803	1,225,811	1,052,803
Shareholders' equity	656,919	646,654	641,551	642,590	632,337	656,919	632,337

PERFORMANCE RATIOS
Return on average assets (3)	1.52%	1.45%	.43%	1.37%	1.45%	1.49%	1.29%
Return on average equity (3)	11.56	10.96	3.31	8.97	9.72	11.26	8.67
Cost of funds	.71	.55	.52	.38	.38	.63	.38
Net interest margin (4)	4.82	4.86	4.91	4.51	4.76	4.84	4.68
Interest rate spread (4)	4.49	4.61	4.68	4.31	4.58	4.55	4.50
Efficiency ratio (5)	59.63	60.12	59.69	58.45	56.18	59.87	60.31

CAPITAL RATIOS
Average equity to average assets	13.15%	13.22%	12.95%	15.28%	14.93%	13.18%	14.85%
Leverage ratio	11.75	11.69	11.24	13.37	13.23	11.75	13.23
CET1 risk-based capital ratio	12.79	12.44	12.61	12.30	15.01	12.79	15.01
Tier 1 risk-based capital ratio	12.79	12.44	12.61	12.30	15.01	12.79	15.01
Total risk-based capital ratio	13.53	13.14	13.28	12.91	15.79	13.53	15.79

ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.02%	.09%	.07%	.14%	.08%	.05%	.08%
Nonperforming loans to total loans	.32	.39	.31	.24	.06	.32	.06
Nonperforming assets to loans + ORE	.48	.52	.31	.24	.06	.48	.06
Past due loans to total loans	.16	.22	.20	.12	.09	.16	.09
Allowance for loan and lease losses to loans	.99	.99	1.02	.99	.99	.99	.99

(1)	Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2, "Non-GAAP Measures Reconciliation" for further information.

(2)
Includes quarter-to-date average nonaccrual loans of $18.9 million for second quarter 2018, $12.9 million for first quarter 2018, $11.4 million for fourth quarter 2017, $8.0 million for third quarter 2017 and $9.3 million for second quarter 2017.

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

Table 2 - Non-GAAP Measures Reconciliation Selected Financial Information
	2018		2017			Six Months Ended June 30
(dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2018	2017

BOOK VALUE PER COMMON SHARE RECONCILIATION
Book value per common share (GAAP)	$16.79	$16.58	$16.45	$16.48	$16.23	$16.79	$16.23
Effect of goodwill and other intangibles	(2.41)	(2.43)	(2.45)	(2.47)	(2.29)	(2.41)	(2.29)
Tangible book value per common share	$14.38	$14.15	$14.00	$14.01	$13.94	$14.38	$13.94

AVERAGE TANGIBLE EQUITY RECONCILIATION
Average equity (GAAP)	$650,919	$642,787	$645,409	$638,620	$627,294	$646,881	$622,419
Effect of average goodwill and other intangibles	(94,516)	(95,167)	(95,845)	(88,618)	(89,141)	(94,840)	(89,273)
Average tangible equity	$556,403	$547,620	$549,564	$550,002	$538,153	$552,041	$533,146

Results of Operations

Net Income

We reported net income of $18.8 million and $36.1 million for the three and six months ended June 30, 2018, respectively, compared to net income of $15.2 million and $26.8 million for the same periods in 2017. Diluted earnings per common share were $.48 and $.92 for the three and six months ended June 30, 2018, respectively, compared to diluted earnings per common share of $.39 and $.69 for the same periods in 2017.

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

Three Months Ended June 30, 2018 and 2017

Our net interest income on a taxable equivalent basis was $56.1 million for the three months ended June 30, 2018, an increase of $9.5 million, or 20.4%, from the three months ended June 30, 2017. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $744.6 million compared to the three months ended June 30, 2017. An increase in average interest bearing deposits of $609.5 million, compared to the three months ended June 30, 2017, partially offset the impact of the increases in average loans, excluding purchased credit impaired loans.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.49% for the three months ended June 30, 2018, compared to 4.58% for the same period in 2017, a decrease of nine basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.82% for the three months ended June 30, 2018 compared to 4.76% for the same period in 2017, an increase of six basis points.

The yield on average earning assets was 5.47% for the three months ended June 30, 2018, compared to 5.11% for the three months ended June 30, 2017, an increase of 36 basis points, driven primarily by an increase in the yield on loans, excluding purchased credit impaired loans, and investment securities, partially offset by a decrease in the yield on purchased credit impaired loans. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools, recoveries received on purchased credit impaired loans and the timing of customer payments. The decrease of 887 basis points in our yield on purchased credit impaired loans was primarily due to a decrease in loan recovery income of $2.0 million in the second quarter of 2018 compared to the same period in 2017, as well as the lower yield on the purchased credit impaired portfolios acquired in our recent acquisitions. Our yield on loans, excluding purchased credit impaired loans, was 5.77% for the three months ended June 30, 2018, compared to 5.08% for the same period in 2017, an increase of 69 basis points. The increase primarily resulted from a combination of higher rates on new loan originations and variable rate loans repricing at higher rates due to increases in index rates. The yield on our investment portfolio was 2.86% and 2.39% for the three months ended June 30, 2018 and 2017, respectively. The increase of 47 basis points compared to the prior period was primarily driven by variable rate securities repricing at higher rates due to increases in index rates and the reinvestment of some cash flows from securities into higher yielding bonds as market rates have increased.

The average rate on interest-bearing liabilities was .98% for the three months ended June 30, 2018, an increase of 45 basis points from the same period in 2017. The average rate paid on interest-bearing deposits was .96% and .51% for the three months ended June 30, 2018 and 2017, respectively. The increase of 45 basis points was primarily the result of an increase in the rate paid on savings and money market accounts, the assumption of higher-yielding internet time deposits in our acquisition of AloStar and a shift in the mix of interest-bearing deposits to time deposits. Also contributing to the increase in the rate paid on interest-bearing liabilities was a 77 basis point increase in the rate paid on other borrowings compared to the same period in 2017. Our cost of funds was 71 basis points for the three months ended June 30, 2018, an increase of 33 basis points from the same period in 2017.

Six Months Ended June 30, 2018 and 2017

Our net interest income on a taxable equivalent basis was $111.0 million for the six months ended June 30, 2018, an increase of $20.3 million, or 22.4%, from the six months ended June 30, 2017. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $742.2 million compared to the six months ended June 30, 2017. An increase in average interest bearing deposits of $572.1 million, compared to the six months ended June 30, 2017, partially offset the impact of the increases in average loans, excluding purchased credit impaired loans.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.55% for the six months ended June 30, 2018, compared to 4.50% for the same period in 2017, an increase of five basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.84% for the six months ended June 30, 2018 compared to 4.68% for the same period in 2017, an increase of 16 basis points.

The yield on average earning assets was 5.41% for the six months ended June 30, 2018, compared to 5.02% for the six months ended June 30, 2017, an increase of 39 basis points, driven primarily by an increase in the yield on loans, excluding purchased credit impaired loans, and investment securities, partially offset by a decrease in the yield on purchased credit impaired loans. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools, recoveries received on purchased credit impaired loans and the timing of customer payments. The decrease of 731 basis points in our yield on purchased credit impaired loans was primarily due to a decrease in loan recovery income of $3.3 million for the six months ended June 30, 2018, compared to the same period in 2017, as well as the lower yield on the purchased credit impaired portfolios acquired in our recent acquisitions. Our yield on loans, excluding purchased credit impaired loans, was 5.75% for the six months ended June 30, 2018, compared to 5.12% for the same period in 2017, an increase of 63 basis points. The increase primarily resulted from a combination of higher rates on new loan originations and variable rate loans repricing at higher rates due to increases in index rates. The yield on our investment portfolio was 2.79% and 2.33% for the six months ended June 30, 2018 and 2017, respectively. The increase of 46 basis points compared to the prior period was primarily driven by variable rate securities repricing at higher rates due to increases in index rates and the reinvestment of some cash flows from securities into higher yielding bonds as market rates have increased.

The average rate on interest-bearing liabilities was .86% for the six months ended June 30, 2018, an increase of 34 basis points from the same period in 2017. The average rate paid on interest-bearing deposits was .85% and .51% for the six months ended June 30, 2018 and 2017, respectively. The increase of 34 basis points was primarily the result of an increase in the rate paid on savings and money market accounts, the assumption of higher-yielding internet time deposits in our acquisition of AloStar and a shift in the mix of interest-bearing deposits to time deposits. Also contributing to the increase in the rate paid on interest-bearing liabilities was a 66 basis point increase in the rate paid on other borrowings compared to the same period in 2017. Our cost of funds was 63 basis points for the six months ended June 30, 2018, an increase of 25 basis points from the same period in 2017.

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

	For the Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$131,506	$402	1.23%	$73,862	$92.50%
Investment securities	880,667	6,275	2.86%	947,300	5,655	2.39%
Loans, excluding purchased credit impaired loans (1)(2)	3,507,613	50,422	5.77%	2,762,996	35,003	5.08%
Purchased credit impaired loans	154,529	6,595	17.12%	142,419	9,228	25.99%
Total earning assets	4,674,315	63,694	5.47%	3,926,577	49,978	5.11%
Total nonearning assets	276,138			274,266
Total assets	$4,950,453			$4,200,843
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$627,800	$248.16%		$585,343	$179.12%
Savings & money market deposits	1,568,638	4,187	1.07%	1,380,586	2,092.61%
Time deposits	704,850	2,205	1.25%	437,475	752.69%
Brokered and wholesale time deposits	149,956	698	1.87%	38,353	100	1.05%
Other borrowings	55,344	220	1.59%	119,652	246.82%
Total interest-bearing liabilities	3,106,588	7,558.98%		2,561,409	3,369.53%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,148,943			972,074
Other liabilities	44,003			40,066
Shareholders’ equity	650,919			627,294
Total liabilities and shareholders’ equity	$4,950,453			$4,200,843
Net interest income		$56,136			$46,609
Net interest spread			4.49%			4.58%
Net interest margin			4.82%			4.76%
Cost of funds			.71%			.38%

(1)   Includes average nonaccrual loans of $18.9 million and $9.3 million for the three months ended June 30, 2018 and 2017, respectively.
(2)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 21% for all periods beginning on or after January 1, 2018, and 35% for all periods prior to January 1, 2018 in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $6,000 and $131,000 for the three months ended June 30, 2018 and 2017, respectively.

	For the Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$112,704	$587	1.05%	$79,758	$184.47%
Investment securities	887,140	12,261	2.79%	954,566	11,023	2.33%
Loans, excluding purchased credit impaired loans (1)(2)	3,470,374	98,923	5.75%	2,728,190	69,203	5.12%
Purchased credit impaired loans	161,200	12,541	15.69%	148,204	16,905	23.00%
Total earning assets	4,631,418	124,312	5.41%	3,910,718	97,315	5.02%
Total nonearning assets	274,952			280,973
Total assets	$4,906,370			$4,191,691
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$627,053	$458.15%		$593,814	$363.12%
Savings & money market deposits	1,581,609	7,167.91%		1,384,708	4,148.60%
Time deposits	710,152	4,134	1.17%	447,089	1,568.71%
Brokered and wholesale time deposits	108,086	1,007	1.88%	29,190	152	1.05%
Other borrowings	70,482	497	1.42%	100,604	377.76%
Total interest-bearing liabilities	3,097,382	13,263.86%		2,555,405	6,608.52%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,115,934			963,840
Other liabilities	46,173			50,027
Shareholders’ equity	646,881			622,419
Total liabilities and shareholders’ equity	$4,906,370			$4,191,691
Net interest income		$111,049			$90,707
Net interest spread			4.55%			4.50%
Net interest margin			4.84%			4.68%
Cost of funds			.63%			.38%

(1)   Includes average nonaccrual loans of $15.9 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively.
(2)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 21% for all periods beginning on or after January 1, 2018, and 35% for all periods prior to January 1, 2018 in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $63,000 and $271,000 for the six months ended June 30, 2018 and 2017, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2018 vs. 2017			June 30, 2018 vs. 2017
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$10,280	$5,139	$15,419	$20,427	$9,293	$29,720
Loan accretion	732	(3,365)	(2,633)	1,380	(5,744)	(4,364)
Investment securities	(418)	1,038	620	(819)	2,057	1,238
Interest-bearing deposits in other financial institutions	108	202	310	100	303	403
Total interest income	10,702	3,014	13,716	21,088	5,909	26,997

Interest expense:
Deposits	932	3,283	4,215	1,702	4,833	6,535
Other borrowings	(177)	151	(26)	(138)	258	120
Total interest expense	755	3,434	4,189	1,564	5,091	6,655
Net interest income	$9,947	$(420)	$9,527	$19,524	$818	$20,342

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

Organic Loans

For the three months ended June 30, 2018 and 2017, we recorded a provision for loan and lease losses related to organic loans of $1.6 million and $1.1 million, respectively. For the six months ended June 30, 2018 and 2017, we recorded provisions of $3.0 million and $2.4 million, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the ALLL. We recorded a provision for loan and lease losses related to purchased non-credit impaired loans of $1.0 million for the three months ended June 30, 2018, compared to $372,000 for the three months ended June 30, 2017. We recorded a provision of $2.2 million and $471,000 for the six months ended June 30, 2018 and 2017, respectively.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the ALLL. Subsequent significant increases in the amount of cash expected to be collected from the borrower results first in the reversal of any previously-recorded provision for loan and lease losses and related ALLL, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. We recorded a negative provision for loan and lease losses related to purchased credit impaired loans of $163,000 for the three months ended June 30, 2018, compared to a provision for loan and lease losses on such loans of $375,000 for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, we recorded a provision for loan and lease losses of $395,000 and $16,000, respectively.

 Noninterest Income

Noninterest income for the three months ended June 30, 2018 totaled $10.9 million, compared to $10.5 million for the same period in 2017, an increase of $441,000. For the six months ended June 30, 2018, noninterest income was $21.4 million, compared to $19.9 million for the same period in 2017, an increase of $1.4 million. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Service charges on deposits	$1,462	$1,471	$3,087	$2,938
Mortgage banking income	3,125	3,096	6,050	5,990
SBA income	1,252	1,983	2,444	3,161
Payroll and insurance income	1,608	1,418	3,368	2,913
ATM income	919	864	1,789	1,696
Bank-owned life insurance income	463	465	918	949
Gain on sale of investment securities	250	13	250	25
Other	1,838	1,166	3,472	2,263
Total noninterest income	$10,917	$10,476	$21,378	$19,935

SBA income decreased $731,000, or 36.9%, for the three months ended June 30, 2018 from the same period in 2017. For the six months ended June 30, 2018, SBA income decreased $717,000, or 22.7%, compared to the same period in 2017. The decreases for the three and six months ended June 30, 2018 were primarily attributable to a reduction in gains on sales of loans of $668,000 and $601,000, respectively, compared to the same periods in 2017. The reduction in gains on sales of loans is primarily due to a reduction in the volume of loans sold compared to the same periods in 2017 as many loans are pending sale because the balance has not been fully drawn by the clients. These decreases were partially offset by increases in SBA servicing fees of $55,000 and $98,000 for the three and six months ended June 30, 2018, compared to the same periods in 2017.

Payroll and insurance income increased $190,000, or 13.4%, for the three months ended June 30, 2018 from the same period in 2017. For the six months ended June 30, 2018, payroll and insurance income increased $455,000, or 15.6%, compared to the same period in 2017. The increase in both periods was primarily due to an increase in commissions on new insurance policies written.

Other noninterest income increased $672,000, or 57.6%, for the three months ended June 30, 2018, compared to the same period in 2017. For the six months ended June 30, 2018, other noninterest income increased $1.2 million, or 53.4%, compared to the same period in 2017. The increases in other noninterest income were primarily attributable to $753,000 and $1.4 million in fee income on our asset based lending portfolio for the three and six months ended June 30, 2018, respectively, that we acquired in our acquisition of AloStar in the third quarter of 2017. The fee income on asset based lending was partially offset by decreases in gains on sale of equipment finance loans of $223,000 and $262,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2018 totaled $40.0 million, up $8.0 million from the same period in 2017. Noninterest expense for the six months ended June 30, 2018 totaled $79.3 million, up $12.7 million from the same period in 2017.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Salaries and employee benefits	$24,279	$21,178	$50,321	$42,566
Occupancy and equipment	3,421	3,329	6,917	6,609
Data processing	2,696	2,382	5,592	5,021
Legal and professional fees	967	898	1,706	2,703
Merger-related expenses	2,601	372	3,865	2,607
Marketing	940	403	1,365	1,067
Federal deposit insurance premiums and other regulatory fees	589	398	1,089	795
Loan collection costs and OREO activity	(116)	(213)	50	(1,255)
Amortization of intangibles	654	697	1,305	1,393
Other	3,952	2,553	7,041	5,056
Total noninterest expense	$39,983	$31,997	$79,251	$66,562

Salaries and employee benefits expense increased $3.1 million, or 14.6%, and $7.8 million, or 18.2%, for the three and six months ended June 30, 2018, respectively, from the same periods in 2017. These increases were primarily attributable to $2.6 million and $6.8 million, respectively, related to our acquisition of AloStar.

Data processing expenses increased $314,000, or 13.2%, and $571,000 or 11.4%, for the three and six months ended June 30, 2018, respectively, from the same periods in 2017. These increases were primarily attributable to data processing expenses that we incurred related to our acquisition of AloStar and continued investments in our technology. Legal and professional fees increased $69,000, or 7.7%, for the three months ended June 30, 2018, from the same period in 2017. For the six months ended June 30, 2018, legal and professional fees decreased $1.0 million, or 36.9%, from the same period in 2017. The decrease in legal and professional fees for the six months ended June 30, 2018 is primarily attributable to a support system project which was completed during the first quarter of 2017.

Marketing expenses increased $537,000, or 133.3%, and $298,000, or 27.9%, for the three and six months ended June 30, 2018, respectively, from the same periods in 2017. The increases were primarily related to the timing of marketing campaigns.

Loan collection costs and OREO activity, which are net of rental fees on OREO properties as well as gains and losses on OREO, increased $97,000 and $1.3 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase for the six months ended was attributable to a $1.1 million decrease in gains on sale of OREO, a $101,000 increase in loan collection and OREO expenses, and a $100,000 decrease in rental fees, as compared to the same period in 2017. The decrease in rental fees was primarily due to the sale of two OREO properties during the first quarter of 2017.

Merger-related expenses increased $2.2 million, or 599.2%, and $1.3 million, or 48.3%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Merger-related expenses in 2018 were primarily attributable to our acquisition and integration of AloStar and our proposed merger with Cadence. Merger-related expenses in 2017 were related to our acquisitions and integrations of NBG Bancorp, Inc. and S Bankshares, Inc. These expenses include, among other things, liquidating damages from contract terminations, system conversion costs, severance, and professional fees.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The effective tax rate was 23.9% and 34.2% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate was 24.0% and 34.7% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2018 was due to the reduction in the federal corporate tax rate from 35% to 21% effective January 1, 2018.

Balance Sheet Review

General

At June 30, 2018, we had total assets of approximately $5.0 billion, consisting principally of $2.6 billion in net organic loans, $790.1 million in net purchased non-credit impaired loans, $144.5 million in net purchased credit impaired loans, $853.9 million in investment securities and $238.3 million in cash and cash equivalents. Our liabilities at June 30, 2018 totaled $4.4 billion, consisting principally of $4.3 billion in deposits. At June 30, 2018, our shareholders' equity was $656.9 million.

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

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At June 30, 2018, we had $835.7 million in debt securities available-for-sale representing approximately 16.7% of total assets, compared to $872.5 million, or 17.6% of total assets, at December 31, 2017. The decrease in debt securities available-for-sale of $36.8 million, or 4.2%, from December 31, 2017 to June 30, 2018, was primarily due to cash flows from securities used to fund loan growth during the period. At June 30, 2018 and December 31, 2017, we had $16.7 million and $32.9 million, respectively, in debt securities held-to-maturity.

At June 30, 2018, $66.7 million, or 7.8%, of our debt securities were invested in securities of U.S. Government agencies, compared to $69.6 million, or 7.7%, at December 31, 2017. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At June 30, 2018, $543.0 million, or 63.7%, of our debt securities were invested in agency mortgage-backed securities, compared to $575.8 million, or 63.6%, at December 31, 2017. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At June 30, 2018, $99.2 million, or 11.6%, of our debt securities were invested in nonagency mortgage-backed securities, compared to $118.7 million, or 13.1%, at December 31, 2017. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At June 30, 2018, $16.7 million, or 2.0%, of our debt securities were invested in asset-backed securities, compared to $22.7 million, or 2.5%, at December 31, 2017. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The investment in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that could provide higher returns than other variable rate securities without adding significant risk. At June 30, 2018, $126.8 million, or 14.9%, of our debt securities were invested in corporate securities, compared to $118.5 million, or 13.1%, at December 31, 2017. Corporate securities currently consist of short duration debt and longer term financial institution subordinated debt securities. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our debt portfolio at the dates indicated (dollars in thousands):

	June 30, 2018		December 31, 2017
Debt Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$67,702	$66,679	$70,203	$69,559
Residential mortgage-backed securities — nonagency	96,933	99,232	115,639	118,710
Residential mortgage-backed securities — agency	557,940	542,970	582,845	575,849
Corporate securities	126,203	126,789	107,115	108,337
Total investment securities available-for-sale	$848,778	$835,670	$875,802	$872,455

	June 30, 2018		December 31, 2017
Debt Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$16,742	$16,817	$22,692	$22,951
Corporate securities	—	—	10,160	10,400
Total investment securities available-for-sale	$16,742	$16,817	$32,852	$33,351

The following tables show contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
June 30, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$18,022	$49,680	$—	$—	$67,702
Residential mortgage-backed securities — nonagency	—	—	306	96,627	96,933
Residential mortgage-backed securities — agency	4,806	58,866	125,239	369,029	557,940
Corporate securities	38,884	55,944	31,037	338	126,203
Total debt securities	$61,712	$164,490	$156,582	$465,994	$848,778

Fair Value (1):
U.S. Government securities	$17,867	$48,812	$—	$—	$66,679
Residential mortgage-backed securities — nonagency	—	—	316	98,916	99,232
Residential mortgage-backed securities — agency	4,781	57,518	121,667	359,004	542,970
Corporate securities	38,934	55,339	31,804	712	126,789
Total debt securities	$61,582	$161,669	$153,787	$458,632	$835,670

Weighted average yield (2):
Total debt securities	2.48%	1.89%	2.50%	3.00%	2.65%

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
June 30, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$7,742	$9,000	$16,742
Corporate securities	—	—	—	—	—
Total debt securities	$—	$—	$7,742	$9,000	$16,742

Fair Value (1):
Asset-backed securities	$—	$—	$7,773	$9,044	$16,817
Corporate securities	—	—	—	—	—
Total debt securities	$—	$—	$7,773	$9,044	$16,817

Weighted average yield (2):
Total debt securities	—%	—%	4.47%	4.56%	4.52%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 21%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $3.6 billion and $3.5 billion at June 30, 2018 and December 31, 2017, respectively. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $297.9 million, or 12.6%, to $2.7 billion at June 30, 2018 from December 31, 2017. The $297.9 million increase was a result of strong economic conditions and traction in asset generating verticals. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards for organic loans.

Purchased Loans

Purchased non-credit impaired loans were $793.1 million at June 30, 2018, down $197.6 million, or 19.9%, from December 31, 2017. The decrease in purchased non-credit impaired loans from December 31, 2017 was primarily due to purchased non-credit impaired loans which were paid down or refinanced. Our purchased credit impaired loans decreased $27.2 million, or 15.5%, to $148.5 million at June 30, 2018 from December 31, 2017. Our purchased credit impaired loans decreased due to loans which were paid down or refinanced.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2018					December 31, 2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$454,625	$14,282	$13,227	$482,134	13.4%	$412,540	$25,908	$13,545	$451,993	12.8%
Other commercial real estate	947,704	194,995	73,607	1,216,306	33.7%	949,594	218,660	86,748	1,255,002	35.5%
Total commercial real estate	1,402,329	209,277	86,834	1,698,440	47.1%	1,362,134	244,568	100,293	1,706,995	48.3%
Residential real estate	222,886	72,817	32,087	327,790	9.1%	196,225	96,529	40,332	333,086	9.4%
Owner-occupied real estate	270,053	82,500	18,019	370,572	10.3%	260,273	118,294	20,803	399,370	11.3%
Commercial, financial & agricultural	666,572	426,992	11,440	1,105,004	30.6%	430,205	529,184	14,051	973,440	27.6%
Leases	36,863	—	—	36,863	1.0%	52,396	—	—	52,396	1.5%
Consumer	65,019	1,503	82	66,604	1.8%	64,610	2,161	135	66,906	1.9%
Total gross loans receivable, net of deferred fees	2,663,722	793,089	148,462	3,605,273	100.0%	2,365,843	990,736	175,614	3,532,193	100.0%
Allowance for loan and lease losses	(26,366)	(2,981)	(3,988)	(33,335)		(24,039)	(995)	(3,716)	(28,750)
Total loans, net	$2,637,356	$790,108	$144,474	$3,571,938		$2,341,804	$989,741	$171,898	$3,503,443

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

At June 30, 2018, our total ALLL for the loan portfolio was $33.3 million, an increase of $4.6 million compared to December 31, 2017. The ALLL reflected $1.0 million of net charge-offs and a $5.6 million provision for loan and lease losses on our total loan portfolio for the six months ended June 30, 2018.

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

At June 30, 2018, our organic ALLL increased $2.3 million to $26.4 million, compared to $24.0 million at December 31, 2017. The increase in our organic ALLL at June 30, 2018 is largely from $3.0 million of provision for loan and lease losses charged to expense for the six months ended June 30, 2018, primarily due to organic loan growth and net charge-offs. Net charge-offs on organic loans for the six months ended June 30, 2018, decreased $254,000 compared to the same period in 2017.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. For amortizing loans, the discount is accreted to interest income over the life of the loan on an effective yield basis. Purchase discounts on lines of credit accrete on a straight line basis over the life of the loan. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At June 30, 2018, our purchased non-credit impaired ALLL was $3.0 million, an increase of $2.0 million, compared to December 31, 2017. The increase in the purchased non-credit impaired ALLL was primarily due to lines of credits acquired in our acquisition of AloStar which accreted the discount on a straight line basis while the corresponding balances did not decline proportionately and a specific provision on one purchased non-credit impaired relationship which was downgraded during the quarter.

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

At June 30, 2018, our purchased credit impaired ALLL was $4.0 million, compared to $3.7 million at December 31, 2017. The provision for loan and lease losses charged to expense for the six months ended June 30, 2018 was $395,000, compared to $16,000 for the same period in 2017. The increase in purchased credit impaired ALLL was primarily due to a decline in expected cash flows on a small number of specifically reviewed loans during the period. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at each applicable acquisition date, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

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

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Six Months Ended June 30
	2018				2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$24,039	$995	$3,716	$28,750	$21,086	$439	$5,073	$26,598
Charge-offs:
Construction, land & land development	(9)	—	(33)	(42)	(187)	—	(1)	(188)
Other commercial real estate	(268)	—	(1)	(269)	—	—	(232)	(232)
Total commercial real estate	(277)	—	(34)	(311)	(187)	—	(233)	(420)
Residential real estate	(212)	(36)	(73)	(321)	(48)	—	(42)	(90)
Owner-occupied real estate	—	(249)	(10)	(259)	—	(80)	(36)	(116)
Commercial, financial & agricultural	(159)	(37)	—	(196)	(142)	(160)	(16)	(318)
Leases	(80)	—	—	(80)	(499)	—	—	(499)
Consumer	(107)	(3)	(6)	(116)	(200)	(5)	(1)	(206)
Total charge-offs	$(835)	$(325)	$(123)	$(1,283)	$(1,076)	$(245)	$(328)	$(1,649)
Recoveries:
Construction, land & land development	16	6	—	22	—	—	—	—
Other commercial real estate	4	1	—	5	—	—	—	—
Total commercial real estate	20	7	—	27	—	—	—	—
Residential real estate	10	10	—	20	6	—	—	6
Owner-occupied real estate	—	21	—	21	—	—	—	—
Commercial, financial & agricultural	106	24	—	130	51	—	—	51
Leases	33	—	—	33	109	—	—	109
Consumer	34	2	—	36	24	2	—	26
Total recoveries	$203	$64	$—	$267	$190	$2	$—	$192
Net (charge-offs) recoveries	(632)	(261)	(123)	(1,016)	(886)	(243)	(328)	(1,457)
Provision for loan and lease losses	2,959	2,247	395	5,601	2,360	471	16	2,847
Balance, at end of period	$26,366	$2,981	$3,988	$33,335	$22,560	$667	$4,761	$27,988
Allowance for loan and lease losses to loans	.99%	.38%	2.69%	.92%	.99%	.14%	3.51%	.97%
Ratio of net charge-offs (recoveries) to average loans outstanding	.05%	.06%	.15%	.06%	.08%	.09%	.45%	.10%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$4,874	12.6%	$3,987	11.7%
Other commercial real estate	7,280	26.3%	9,050	26.9%
Total commercial real estate	12,154	38.9%	13,037	38.6%
Residential real estate	2,412	6.2%	2,809	5.6%
Owner-occupied real estate	2,954	7.5%	2,075	7.4%
Commercial, financial & agricultural	7,438	18.5%	4,535	12.2%
Leases	411	1.0%	629	1.5%
Consumer	997	1.8%	954	1.8%
Total allowance for organic loans	$26,366	73.9%	$24,039	67.1%

Purchased Non-credit Impaired loans
Construction, land & land development	$115	0.4%	$133	0.7%
Other commercial real estate	177	5.4%	97	6.2%
Total commercial real estate	292	5.8%	230	6.9%
Residential real estate	334	2.0%	664	2.7%
Owner-occupied real estate	441	2.3%	88	3.3%
Commercial, financial & agricultural	1,910	11.8%	8	15.0%
Consumer	4	0.1%	5	0.1%
Total allowance for purchased non-credit impaired loans	$2,981	22.0%	$995	28.0%

Purchased Credit Impaired loans
Construction, land & land development	$1,054	0.4%	$743	0.4%
Other commercial real estate	1,118	2.0%	963	2.4%
Total commercial real estate	2,172	2.4%	1,706	2.8%
Residential real estate	786	0.9%	1,242	1.1%
Owner-occupied real estate	816	0.5%	718	0.6%
Commercial, financial & agricultural	214	0.3%	42	0.4%
Consumer	—	—%	8	—%
Total allowance for purchased credit impaired loans	$3,988	4.1%	$3,716	4.9%
Total allowance for loan and lease losses	$33,335	100.0%	$28,750	100.0%

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At June 30, 2018, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose are transferred into OREO at the lower of their carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At June 30, 2018, OREO totaled $5.0 million, an increase of $4.1 million from December 31, 2017. The increase is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $4.8 million.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	June 30, 2018				December 31, 2017
Nonperforming Assets	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total
Nonaccrual loans	$8,119	$22,585	$—	$30,704	$6,656	$5,821	$—	$12,477
Accruing TDRs	490	2,760	—	3,250	566	—	—	566
Total nonperforming loans	8,609	25,345	—	33,954	7,222	5,821	—	13,043
Other real estate owned	4,135	—	877	5,012	153	—	742	895
Total nonperforming assets	$12,744	$25,345	$877	$38,966	$7,375	$5,821	$742	$13,938
Nonperforming loans to total loans	.32%	3.20%	—%	.94%	.31%	.59%	—%	.37%
Nonperforming assets to total loans and other real estate owned	.48%	3.20%	.59%	1.08%	.31%	.59%	.42%	.39%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $39.0 million, or 1.08%, of total loans and other real estate owned at June 30, 2018, compared to $13.9 million, or .39%, at December 31, 2017. The $25.0 million increase in nonperforming assets is primarily related to $26.2 million in additions to nonaccrual loans and a $2.8 million addition to accruing troubled debt restructurings, respectively, partially offset by paydowns and charge-offs on existing nonperforming assets. The increase in OREO was primarily related to one property which was moved to OREO during the first quarter of 2018.

At June 30, 2018 and December 31, 2017, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing interest. At June 30, 2018 and December 31, 2017, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $551,000 for the six months ended June 30, 2018. Interest income recognized on impaired loans totaled $1.0 million during the six months ended June 30, 2018.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans not included in the nonperforming assets table above, consist of accruing, non-TDR organic and purchased non-credit impaired loans rated "Substandard" or "Doubtful," and totaled $29.6 million, or .9%, of total organic and purchased non-credit impaired loans outstanding at June 30, 2018, compared to $13.9 million, or .4%, at December 31, 2017. The increase in potential problem loans from December 31, 2017 is primarily attributable to our asset-based lending. The majority of these loans were individually evaluated at June 30, 2018 for impairment with no resulting allowance for loan and lease loss.

Deferred Tax Asset

At June 30, 2018, we had $17.9 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the current forecast of taxable income that is sufficient to realize the net deferred tax assets. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at June 30, 2018 were $4.3 billion, an increase of $59.6 million from December 31, 2017. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Additionally, we regard our deposits as an important part of our overall client relationship, that provide us with opportunities to cross sell other services.

Noninterest-bearing deposits were $1.2 billion at June 30, 2018, representing 27.6% of total deposits. Noninterest-bearing deposits decreased $4.1 million from December 31, 2017 to June 30, 2018, primarily as a result of reductions in correspondent banking client balances of $28.7 million as we exited the clearing business during the first quarter partially offset by growth in certain of our commercial real estate clients. Average noninterest-bearing deposits increased $152.1 million, or 15.8%, for the six months ended June 30, 2018 compared to the same period in 2017.

Our interest-bearing transaction accounts decreased $13.9 million from December 31, 2017 to June 30, 2018. The decrease was primarily due to a reduction in public fund balances compared to December 31, 2017. Interest-bearing deposits in savings and money market accounts decreased $39.0 million from December 31, 2017, primarily resulting from reductions in balances of a small number of relationships. Time deposits, excluding brokered and wholesale, decreased $16.8 million from December 31, 2017, primarily as a result of a reduction in internet time deposits acquired in our acquisition of AloStar.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$1,187,028	27.6%	$1,191,106	28.1%
Interest-bearing transaction accounts	674,205	15.7%	688,150	16.2%
Savings and money market deposits	1,587,204	36.9%	1,626,238	38.3%
Time deposits	698,361	16.2%	715,133	16.9%
Brokered and wholesale time deposits	155,906	3.6%	22,508.5%
Total deposits	$4,302,704	100.0%	$4,243,135	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Six Months Ended June 30
	2018		2017
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$1,115,934	—%	$963,840	—%
Interest-bearing transaction accounts	627,053.15%		593,814.12%
Savings and money market deposits	1,581,609.91%		1,384,708.60%
Time deposits	710,152	1.17%	447,089.71%
Brokered and wholesale time deposits	108,086	1.88%	29,190	1.05%
Total deposits	$4,142,834		$3,418,641

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At June 30, 2018, shareholders' equity was $656.9 million, or 13.1% of total assets, compared to $641.6 million, or 12.9% of total assets, at December 31, 2017. The primary factors affecting changes in shareholders' equity was our net income, offset by dividends declared during the six months ended June 30, 2018.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the both June 30, 2018 and December 31, 2017 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
CET1 capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At June 30, 2018 and December 31, 2017, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	June 30, 2018	December 31, 2017
Company
Tier 1 leverage ratio	11.75%	11.24%
CET1 capital ratio	12.79	12.61
Tier 1 risk-based capital ratio	12.79	12.61
Total risk-based capital ratio	13.53	13.28

State Bank
Tier 1 leverage ratio	10.21%	9.90%
CET1 capital ratio	11.13	11.10
Tier 1 risk-based capital ratio	11.13	11.10
Total risk-based capital ratio	11.88	11.77

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. During the quarter ended June 30, 2018, State Bank declared and paid a $24.0 million dividend to the Company. At June 30, 2018, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At June 30, 2018, the Company had $66.5 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At June 30, 2018, unfunded commitments to extend credit were $1.0 billion. A significant portion of the unfunded commitments related to commercial and residential real estate construction, commercial lines of credit, including asset based lending and lender finance loans, and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At June 30, 2018, there were commitments totaling approximately $12.7 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
June 30, 2018	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$857,670	$635,630	$208,669	$13,371	$—
Operating lease obligations	19,159	4,161	6,666	6,334	1,998
Total contractual obligations	$876,829	$639,791	$215,335	$19,705	$1,998

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

At June 30, 2018, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $238.3 million, or 4.8% of total assets, compared to $230.9 million, or 4.7% of total assets, at December 31, 2017. The decrease in our liquid assets was primarily due to organic loan growth. Our debt securities available-for-sale at June 30, 2018 were $835.7 million, or 16.7% of total assets, compared to $872.5 million, or 17.6% of total assets, at December 31, 2017. Debt securities with an aggregate fair value of $103.9 million and $116.1 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements. The decrease in our unpledged securities was due to decreases in public funds and repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At June 30, 2018, customer deposits, excluding brokered deposits and time deposits greater than $250,000, were 112.8% of net loans, compared with 116.2% at December 31, 2017. We maintain ten federal funds lines of credit with correspondent banks totaling $200.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2018, we had no advances from the FHLB and a remaining credit availability of $129.6 million. In addition, we maintain a $605.2 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we seek to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At June 30, 2018, we had interest rate swaps with aggregate notional amounts of $123.0 million. The fair value of the derivative financial assets designated as hedging instruments was $4.2 million at June 30, 2018, compared to $2.0 million at December 31, 2017. The fair value of the derivative financial liabilities designated as hedging instruments was $0 at June 30, 2018, compared to $116,000 at December 31, 2017. The change in the values of our derivatives was directly related to changes in the index rates. Note 8 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing July 1, 2018. Based on the simulation run at June 30, 2018, annual net interest income would be expected to increase approximately 5.87%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 11.53%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 6.50%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The small changes in asset sensitivity at June 30, 2018 were primarily due to changes in our deposit mix as low beta deposits grew during the quarter.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	June 30, 2018	December 31, 2017
+200	11.53%	10.66%
+100	5.87	5.38
-100	(6.50)	(7.93)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of June 30, 2018, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Except as described below, there have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to Our Proposed Merger with Cadence Bancorporation

We will be subject to business uncertainties and contractual restrictions while the merger with Cadence is pending.

Uncertainty about the effect of the proposed merger with Cadence (which we refer to herein as, the “merger”) on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain of our employees may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration, or a desire not to remain with the business, our business could be harmed. In addition, subject to certain exceptions, we have each agreed to operate our business in the ordinary course and use commercially reasonable efforts to preserve our business organization, employees and advantageous business relationships prior to closing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The Merger Agreement limits our ability to pursue acquisition proposals and requires us to pay a termination fee of $37.5 million under limited circumstances, including circumstances relating to acquisition proposals.

The Merger Agreement prohibits us from initiating, soliciting, knowingly encouraging, or knowingly facilitating certain third-party acquisition proposals. The Merger Agreement also provides that we will be required to pay a termination fee in the amount of $37.5 million in the event that the Merger Agreement is terminated under certain circumstances, including an adverse recommendation change of our board of directors. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and before the merger of State Bank with and into Cadence Bank N.A. (which we refer to as the “bank merger”) may be completed, Cadence and the Company must obtain all necessary approvals or waivers from the Federal Reserve Board, the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.

The Federal Reserve Board has stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the Federal Reserve Board will not in the future allow the application to remain pending while the banking organization addresses its weaknesses. The Federal Reserve Board explained that, in the future, if issues arise during the processing of an application, it will require the applicant banking organization to withdraw its application pending resolution of any supervisory concerns. Accordingly, if there is an adverse development in either party’s regulatory standing, Cadence may be required to withdraw some or all of the applications for approval of the proposed mergers and, if possible, resubmit it after the applicable supervisory concerns have been resolved.

Termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement with Cadence is terminated, there may be various consequences. For example, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, we may be required to pay to Cadence a termination fee of $37.5 million, and under certain circumstances, Cadence may be required to pay us an expense reimbursement of $2 million.

Because the market price of Cadence Class A common stock will fluctuate, our shareholders cannot be certain of the market value of the merger consideration they will receive in the merger.

Upon completion of the merger, each outstanding share of our common stock (except for treasury stock or shares owned by the Company or Cadence (in each case other than in a fiduciary or agency capacity or as a result of debts previously contracted)) will be converted into 1.160 shares of Cadence Class A common stock. The market value of the merger consideration will vary from the closing price of Cadence Class A common stock on the date Cadence and the Company announced the merger, on the date that the joint information statement/proxy statement and prospectus was mailed to our shareholders, on the date of our special meeting, and on the date the merger is completed. Any change in the market price of Cadence Class A common stock prior to the completion of the merger will affect the market value of the merger consideration that our shareholders will receive upon completion of the merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of Cadence Class A common stock or shares of our common stock, provided that we may terminate the Merger Agreement in certain circumstances relating to a decline in the price of Cadence Class A common stock relative to such price as of the date of the Merger Agreement or to a bank stock index.

The market price of Cadence Class A common stock after the merger may be affected by factors different from those affecting the shares of our common stock currently.

Upon completion of the merger, holders of our common stock will become holders of Cadence Class A common stock. Cadence’s business differs in important respects from that of the Company, and, accordingly, the results of operations of the combined company and the market price of Cadence Class A common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of Cadence and the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases of Company Common Stock

No shares were repurchased by the Company in the three months ended June 30, 2018. On February 10, 2016, the board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purpose of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. On February 9, 2018, the Company extended this existing written trading plan for an additional year. The trading plan expires on the earlier of (a) February 24, 2019, (b) the date on which the maximum aggregate number of shares authorized to be repurchased has been repurchased, or (c) after written notice by the broker or the Company as specified in the trading plan. To date, 270,715 shares have been repurchased and 1,229,285 shares may still be repurchased by the Company under the plan. No shares were repurchased under the plan for the three months ended June 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between State Bank Financial Corporation and Cadence Bancorporation dated May 11, 2018 (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on May 14, 2018)*

10.1	Form of Director Restricted Stock Agreement

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

*Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

August 3, 2018	By:	/s/ J. Thomas Wiley, Jr.
J. Thomas Wiley, Jr.
Chief Executive Officer (Principal Executive Officer)

August 3, 2018	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger between State Bank Financial Corporation and Cadence Bancorporation dated May 11, 2018 (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on May 14, 2018)*

10.1	Form of Director Restricted Stock Agreement

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

*Schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedules or similar attachments to the SEC upon request.