Form 10-Q
period 2018-09-30
STATE BANK FINANCIAL CORP
filed 2018-11-09
CIK 1497275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, as of November 8, 2018 was 38,800,431

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

•
the failure to obtain necessary regulatory approvals for our merger with Cadence (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction), and any of the other conditions to the merger on a timely basis or at all;

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

PART I
Item 1. Financial Statements.
STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)	(1)
Assets
Cash and amounts due from depository institutions	$16,273	$17,438
Interest-bearing deposits in other financial institutions	186,524	211,142
Federal funds sold	5,130	2,297
Cash and cash equivalents	207,927	230,877
Equity securities	1,515	1,515
Debt securities available-for-sale	772,369	872,455
Debt securities held-to-maturity (fair value of $13,035 and $33,351, respectively)	13,000	32,852
Loans	3,637,334	3,532,193
Allowance for loan and lease losses	(34,789)	(28,750)
Loans, net	3,602,545	3,503,443
Loans held-for-sale (includes loans at fair value of $13,294 and $25,791, respectively)	30,676	36,211
Other real estate owned	5,442	895
Premises and equipment, net	56,007	51,794
Goodwill	84,564	84,564
Other intangibles, net	9,074	11,034
SBA servicing rights	3,842	4,069
Bank-owned life insurance	68,772	67,313
Other assets	68,344	61,560
Total assets	$4,924,077	$4,958,582
Liabilities and Shareholders' Equity
Liabilities:
Noninterest-bearing deposits	$1,151,511	$1,191,106
Interest-bearing deposits	3,035,403	3,052,029
Total deposits	4,186,914	4,243,135
Federal funds purchased and securities sold under agreements to repurchase	33,621	25,209
Notes payable	—	398
Other liabilities	39,365	48,289
Total liabilities	4,259,900	4,317,031
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 38,800,431 and 38,992,163 shares issued and outstanding, respectively	388	390
Additional paid-in capital	419,027	413,583
Retained earnings	257,103	230,145
Accumulated other comprehensive loss, net of tax	(12,341)	(2,567)
Total shareholders' equity	664,177	641,551
Total liabilities and shareholders' equity	$4,924,077	$4,958,582
(1) Derived from audited financial statements
See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Interest income:
Loans	$51,553	$35,400	$150,413	$104,332
Loan accretion	8,154	6,520	20,695	23,425
Investment securities	5,831	5,564	18,092	16,587
Deposits with other financial institutions	1,086	218	1,673	402
Total interest income	66,624	47,702	190,873	144,746
Interest expense:
Deposits	8,031	3,260	20,797	9,491
FHLB borrowings	—	94	463	435
Notes payable	—	9	24	29
Federal funds purchased and repurchase agreements	8	7	18	23
Total interest expense	8,039	3,370	21,302	9,978
Net interest income	58,585	44,332	169,571	134,768
Provision for loan and lease losses	2,209	415	7,810	3,262
Net interest income after provision for loan and lease losses	56,376	43,917	161,761	131,506
Noninterest income:
Service charges on deposits	1,572	1,575	4,659	4,513
Mortgage banking income	1,818	2,793	7,868	8,783
SBA income	1,401	1,464	3,845	4,625
Payroll and insurance income	1,667	1,487	5,035	4,400
ATM income	909	826	2,698	2,522
Bank-owned life insurance income	541	526	1,459	1,475
Gain on sale of investment securities	181	3	431	28
Other	1,649	1,008	5,121	3,271
Total noninterest income	9,738	9,682	31,116	29,617
Noninterest expense:
Salaries and employee benefits	23,166	20,701	73,487	63,267
Occupancy and equipment	3,240	3,187	10,157	9,796
Data processing	2,808	2,587	8,400	7,608
Legal and professional fees	1,187	700	2,893	3,403
Merger-related expenses	10,967	135	14,832	2,742
Marketing	744	342	2,109	1,409
Federal deposit insurance premiums and other regulatory fees	528	407	1,617	1,202
Loan collection costs and OREO activity	(204)	181	(154)	(1,074)
Amortization of intangibles	655	701	1,960	2,094
Other	3,227	2,630	10,268	7,686
Total noninterest expense	46,318	31,571	125,569	98,133
Income before income taxes	19,796	22,028	67,308	62,990
Income tax expense	1,841	7,592	13,221	21,793
Net income	$17,955	$14,436	$54,087	$41,197
Basic earnings per share	$.46	$.37	$1.38	$1.06
Diluted earnings per share	$.46	$.37	$1.38	$1.06
Cash dividends declared per common share	$.20	$.14	$.60	$.42
Weighted Average Shares Outstanding:
Basic	38,193,099	37,918,753	38,088,378	37,894,385
Diluted	38,211,476	37,963,141	38,110,938	37,943,971

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net income	$17,955	$14,436	$54,087	$41,197
Other comprehensive income (loss), net of tax:
Net change in unrealized (losses) gains	(3,232)	1,604	(12,296)	2,198
Amortization of net unrealized losses (gains) on securities transferred to held-to-maturity	7	(4)	30	40
Transfer of unrealized gain from held-to-maturity to available-for-sale	—	—	(51)	—
Amounts reclassified for (gains) losses realized and included in earnings	(181)	376	(340)	1,185
Other comprehensive (loss) income, before income taxes	(3,406)	1,976	(12,657)	3,423
Income tax expense	(863)	760	(2,860)	1,309
Other comprehensive (loss) income, net of income taxes	(2,543)	1,216	(9,797)	2,114
Comprehensive income	$15,412	$15,652	$44,290	$43,311

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
(Dollars in thousands)

	Warrants	Common		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Stock
Balance, December 31, 2016	133,912	38,845,573	$388	$409,736	$205,966	$(2,457)	$613,633
Exercise of stock warrants	(46,008)	31,939	1	—	—	—	1
Share-based compensation	—	—	—	2,826	—	—	2,826
Restricted stock activity	—	96,939	1	(649)	(449)	—	(1,097)
Stock option activity	—	4,085	—	200	(265)	—	(65)
Issuance of common stock	—	12,486	—	335	—	—	335
Other comprehensive income	—	—	—	—	—	2,114	2,114
Common stock dividends, $.42 per share	—	—	—	—	(16,354)	—	(16,354)
Net income	—	—	—	—	41,197	—	41,197
Balance, September 30, 2017	87,904	38,991,022	$390	$412,448	$230,095	$(343)	$642,590

Balance, December 31, 2017	82,904	38,992,163	$390	$413,583	$230,145	$(2,567)	$641,551
Exercise of stock warrants	(59,334)	40,903	—	5	—	—	5
Share-based compensation	—	—	—	12,188	—	—	12,188
Restricted stock activity	—	(232,635)	(2)	(6,749)	(3,657)	—	(10,408)
Adoption of ASU 2016-01	—	—	—	—	(23)	23	—
Other comprehensive (loss)	—	—	—	—	—	(9,797)	(9,797)
Common stock dividends, $.60 per share	—	—	—	—	(23,449)	—	(23,449)
Net income	—	—	—	—	54,087	—	54,087
Balance, September 30, 2018	23,570	38,800,431	$388	$419,027	$257,103	$(12,341)	$664,177

See accompanying notes to consolidated financial statements.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30
	2018	2017
Cash Flows from Operating Activities
Net income	$54,087	$41,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,969	8,668
Provision for loan and lease losses	7,810	3,262
Accretion on acquisitions, net	(20,695)	(23,425)
Gains on sales of other real estate owned	(918)	(1,780)
Writedowns of other real estate owned	128	130
Proceeds from sales of mortgage loans held-for-sale	352,931	370,290
Proceeds from sales of SBA loans held-for-sale	36,804	38,722
Originations of mortgage loans held-for-sale	(335,544)	(358,514)
Originations of SBA loans held-for-sale	(40,538)	(32,679)
Mortgage banking activities	(7,868)	(8,783)
Gains on sales of SBA loans	(3,228)	(3,642)
Net gains on sales of available-for-sale securities	(431)	(28)
Share-based compensation expense	12,188	2,826
Changes in fair value of SBA servicing rights	965	377
Changes in other assets and other liabilities, net	(9,807)	1,550
Net cash provided by operating activities	52,853	38,171
Cash flows from Investing Activities
Purchase of investment securities available-for-sale	(57,201)	(216,960)
Proceeds from sales and calls of investment securities available-for-sale	14,987	71,588
Proceeds from maturities and paydowns of investment securities available-for-sale	137,444	147,429
Proceeds from maturities and paydowns of investment securities held-to-maturity	9,779	14,301
Purchase of investment securities held-to-maturity	—	(5,000)
Loan originations, repayments and resolutions, net	(92,716)	(20,595)
Net purchases of premises and equipment	(7,338)	(1,590)
Proceeds from sales of other real estate owned	2,742	11,926
Net cash received in excess of assets and liabilities acquired in purchase business combinations	—	57,255
Net cash provided by investing activities	7,697	58,354
Cash Flows from Financing Activities
Net (decrease) increase in noninterest-bearing customer deposits	(39,595)	92,626
Net (decrease) increase in interest-bearing customer deposits	(16,626)	11,693
Repayment of other borrowed funds	(398)	—
Proceeds from FHLB advances	694,500	880,000
Repayments of FHLB advances	(694,500)	(927,014)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	8,412	(2,174)
Payment of contingent consideration	(1,441)	(1,495)
Exercise of stock warrants	5	1
Restricted stock activity	(10,408)	(1,097)
Stock option activity	—	(65)
Dividends paid to shareholders	(23,449)	(16,354)
Net cash (used in) provided by financing activities	(83,500)	36,121

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30
	2018	2017
Net (decrease) increase in cash and cash equivalents	(22,950)	132,646
Cash and cash equivalents, beginning	230,877	149,593
Cash and cash equivalents, ending	$207,927	$282,239

Supplemental Disclosure of Noncash Investing and Financing Activities
Unrealized (losses) gains on securities and cash flow hedges, net of tax	$(9,797)	$2,114
Transfer of debt securities held-to-maturity to available-for-sale	10,066	—
Transfers of loans to other real estate owned	6,499	1,340
Acquisitions:
Assets acquired	$—	$909,117
Liabilities assumed	—	713,663
Net assets	—	195,454
Goodwill and fair value adjustments	—	7,480

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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. The interim consolidated financial statements included herein are unaudited, but reflect all adjustments, consisting of normal and recurring items, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the interim period presented. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto and the report of our independent registered public accounting firm included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain amounts have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or shareholders’ equity as previously reported.

Proposed Merger with Cadence Bancorporation

On May 11, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cadence Bancorporation, a Delaware corporation ("Cadence"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Cadence, with Cadence continuing as the surviving corporation. Immediately following the completion of the merger, the Bank will merge with and into Cadence’s wholly-owned bank subsidiary, Cadence Bank, N.A. (“Cadence Bank”), with Cadence Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, if the merger is completed, Company shareholders will receive 1.160 shares of Cadence Class A common stock, par value $0.01 per share, for each share of Company common stock, par value $0.01 per share, they hold immediately prior to the merger, plus cash in lieu of fractional shares.

The transaction is expected to close in the fourth quarter of 2018, subject to receipt of certain regulatory approvals in addition to satisfaction of certain other closing conditions.

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

Recent Accounting Pronouncements

ASU 2018-16 — In October 2018, FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based on SOFR as a benchmark interest rate for hedge accounting purposes. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

ASU 2018-13 — In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This Update is part of the FASB's ongoing disclosure framework project and modifies disclosure requirements of fair value measurements. The guidance removed the requirement to disclose (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) the policy for timing of transfers between levels and (iii) the valuation processes for Level 3 fair value measurements. The guidance also added required disclosures of the change in unrealized gains and losses for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2016-02, Leases (Topic 842), ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements — In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from the lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to elect the package of practical expedients that allows it to not reassess whether any expired or existing contracts represent leases, the lease classification of any expired or existing lease and initial direct costs for any existing or expired leases. The Company expects this standard will have a material impact on its financial statements through gross-up of the balance sheet for lease assets and liabilities. However, no material change to lease expense recognition is expected.

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

	Nine Months Ended September 30
	2018	2017
	Pro Forma	Pro Forma
Net interest income	$169,571	$166,354
Net income	55,865	48,387
Earnings per share:
Basic	$1.43	$1.24
Diluted	1.43	1.24

The following is a summary of the purchased credit impaired loans acquired in the AloStar transaction on September 30, 2017 (dollars in thousands):

Purchased Credit Impaired Loans
Contractually required principal and interest at acquisition	$108,308
Contractual cash flows not expected to be collected (nonaccretable difference)	(19,093)
Expected cash flows at acquisition	89,215
Accretable difference	(11,664)
Basis in acquired loans at acquisition - estimated fair value	$77,551

On September 30, 2017, the fair value of the purchased non-credit impaired loans acquired in the AloStar transaction was $641.0 million. The gross contractual amounts receivable of the purchased non-credit impaired loans at acquisition was $707.0 million, of which $9.3 million was the amount of contractual cash flows not expected to be collected.

NOTE 4: INVESTMENT SECURITIES

The amortized cost and fair value of debt securities classified as available-for-sale are as follows (dollars in thousands):

	September 30, 2018				December 31, 2017
Debt Securities Available-for-Sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government securities	$67,700	$—	$1,002	$66,698	$70,203	$—	$644	$69,559
Residential mortgage-backed securities — nonagency	80,719	2,078	90	82,707	115,639	3,183	112	118,710
Residential mortgage-backed securities — agency	525,691	88	17,993	507,786	582,845	319	7,315	575,849
Corporate securities	114,779	1,107	708	115,178	107,115	1,299	77	108,337
Total debt securities available-for-sale	$788,889	$3,273	$19,793	$772,369	$875,802	$4,801	$8,148	$872,455

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities classified as held-to-maturity are as follows (dollars in thousands):

	September 30, 2018				December 31, 2017
Debt Securities Held-to-Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Asset-backed securities	$13,000	$37	$2	$13,035	$22,692	$259	$—	$22,951
Corporate securities	—	—	—	—	10,160	240	—	10,400
Total debt securities held-to-maturity	$13,000	$37	$2	$13,035	$32,852	$499	$—	$33,351

The amortized cost and estimated fair value of debt securities by contractual maturities are summarized in the tables below (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
September 30, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
U.S. Government securities	$28,017	$39,683	$—	$—	$67,700
Residential mortgage-backed securities — nonagency	—	—	282	80,437	80,719
Residential mortgage-backed securities — agency	4,168	63,372	105,393	352,758	525,691
Corporate securities	33,331	50,082	31,028	338	114,779
Total debt securities available-for-sale	$65,516	$153,137	$136,703	$433,533	$788,889

Fair Value:
U.S. Government securities	$27,802	$38,896	$—	$—	$66,698
Residential mortgage-backed securities — nonagency	—	—	290	82,417	82,707
Residential mortgage-backed securities — agency	4,157	61,565	101,718	340,346	507,786
Corporate securities	33,337	49,575	31,533	733	115,178
Total debt securities available-for-sale	$65,296	$150,036	$133,541	$423,496	$772,369

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
September 30, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost:
Asset-backed securities	$—	$—	$4,000	$9,000	$13,000
Corporate securities	—	—	—	—	—
Total debt securities held-to-maturity	$—	$—	$4,000	$9,000	$13,000

Fair Value:
Asset-backed securities	$—	$—	$3,998	$9,037	$13,035
Corporate securities	—	—	—	—	—
Total debt securities held-to-maturity	$—	$—	$3,998	$9,037	$13,035

(1) Actual cash flows may differ from contractual maturities as borrowers may prepay obligations without prepayment penalties.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide information regarding debt securities with unrealized losses (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Debt Securities Available-for-Sale	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
U.S. Government securities	$9,779	$199	$56,919	$803	$66,698	$1,002
Residential mortgage-backed securities — nonagency	1,544	10	3,242	80	4,786	90
Residential mortgage-backed securities — agency	233,946	7,439	269,757	10,554	503,703	17,993
Corporate securities	74,801	626	6,438	82	81,239	708
Total temporarily impaired securities	$320,070	$8,274	$336,356	$11,519	$656,426	$19,793

December 31, 2017
U.S. Government securities	$46,625	$364	$20,436	$280	$67,061	$644
Residential mortgage-backed securities — nonagency	1,403	3	6,269	109	7,672	112
Residential mortgage-backed securities — agency	312,617	2,548	210,862	4,767	523,479	7,315
Corporate securities	32,495	77	—	—	32,495	77
Total temporarily impaired securities	$393,140	$2,992	$237,567	$5,156	$630,707	$8,148

	Less than 12 Months		12 Months or More		Total
Debt Securities Held-to-Maturity	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Asset-backed securities	$3,998	$2	$—	$—	$3,998	$2
Total temporarily impaired securities	$3,998	$2	$—	$—	$3,998	$2

At September 30, 2018, the Company held 152 debt securities that were in an unrealized loss position. Market changes in interest rates and credit spreads may result in temporary unrealized losses as market prices of securities fluctuate. The Company reviews its investment portfolio on a quarterly basis for indications of other than temporary impairment ("OTTI"). The severity and duration of impairment and the likelihood of potential recovery of impairment is considered along with the intent and ability to hold any impaired security to maturity or recovery of carrying value. More specifically, when analyzing the nonagency portfolio, the Company uses cash flow models that estimate cash flows on security-specific collateral and the transaction structure. Future expected credit losses are determined by using various assumptions, the most significant of which include current default rates, prepayment rates and loss severities. Credit information is available and modeled at the loan level underlying each security during the OTTI analysis; the Company also considers information such as loan to collateral values, FICO scores and geographic considerations, such as home price appreciation or depreciation. These inputs are updated quarterly or as changes occur to ensure that the most current credit and other assumptions are utilized in the analysis. If, based on the analysis, the Company does not expect to recover the entire amortized cost basis of the security, the expected cash flows are discounted at the security's initial effective interest rate to arrive at a present value amount. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected and the amortized cost basis of these securities. At September 30, 2018, there was no intent to sell any of the securities in an unrealized loss position, and it is more likely than not the Company will not be required to sell these securities. Furthermore, the present value of cash flows expected to be collected exceeded the Company's amortized cost basis of the debt securities; therefore, these securities are not deemed to be other than temporarily impaired.

During the second quarter of 2018, the Company transferred a $10.1 million corporate security from held-to-maturity to available-for-sale. The issuing corporation was the target of a merger which caused the Company to change its assessment of the issuing corporation's creditworthiness. Subsequently, the Company sold a $4.0 million portion of this debt security's par value.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and calls of securities are summarized in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Debt Securities Available-For-Sale	2018	2017	2018	2017
Proceeds from sales and calls	$10,712	$6,810	$14,987	$71,588

Gross gains on sales and calls	$188	$3	$438	$121
Gross losses on sales and calls	(7)	—	(7)	(93)
Net realized gains on sales and calls	$181	$3	$431	$28

The composition of debt securities reflects the strategy of management to maintain an appropriate level of liquidity while providing a relatively stable source of revenue. The securities portfolio may at times be used to mitigate interest rate risk associated with other areas of the balance sheet while also providing a means for the investment of available funds, providing liquidity and supplying investment securities that are required to be pledged as collateral against specific deposits and for other purposes. Debt securities with an aggregate fair value of $187.2 million and $116.1 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements.

NOTE 5: LOANS

Loans, in total, are summarized as follows (dollars in thousands):

Total Loans	September 30, 2018	December 31, 2017
Construction, land & land development	$500,095	$451,993
Other commercial real estate	1,186,724	1,255,002
Total commercial real estate	1,686,819	1,706,995
Residential real estate	329,470	333,086
Owner-occupied real estate	365,706	399,370
Commercial, financial & agricultural	1,159,294	973,440
Leases	30,410	52,396
Consumer	65,635	66,906
Total loans	3,637,334	3,532,193
Allowance for loan and lease losses	(34,789)	(28,750)
Total loans, net	$3,602,545	$3,503,443

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organic loans, net of related discounts, are summarized as follows (dollars in thousands):

Organic Loans	September 30, 2018	December 31, 2017
Construction, land & land development	$480,530	$412,540
Other commercial real estate	939,258	949,594
Total commercial real estate	1,419,788	1,362,134
Residential real estate	238,292	196,225
Owner-occupied real estate	275,095	260,273
Commercial, financial & agricultural	758,897	430,205
Leases	30,410	52,396
Consumer	64,361	64,610
Total organic loans (1)	2,786,843	2,365,843
Allowance for loan and lease losses	(27,427)	(24,039)
Total organic loans, net	$2,759,416	$2,341,804

(1) Includes net deferred loan fees that totaled approximately $10.3 million and $9.3 million at September 30, 2018 and December 31, 2017, respectively.

Purchased non-credit impaired loans ("PNCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Non-Credit Impaired Loans	September 30, 2018	December 31, 2017
Construction, land & land development	$13,284	$25,908
Other commercial real estate	186,556	218,660
Total commercial real estate	199,840	244,568
Residential real estate	61,141	96,529
Owner-occupied real estate	73,466	118,294
Commercial, financial & agricultural	390,097	529,184
Consumer	1,197	2,161
Total purchased non-credit impaired loans (1)	725,741	990,736
Allowance for loan and lease losses	(3,389)	(995)
Total purchased non-credit impaired loans, net	$722,352	$989,741

(1) Includes net discounts that totaled approximately $6.1 million and $12.7 million at September 30, 2018 and December 31, 2017, respectively.

Purchased credit impaired loans ("PCI loans"), net of related discounts, are summarized as follows (dollars in thousands):

Purchased Credit Impaired Loans	September 30, 2018	December 31, 2017
Construction, land & land development	$6,281	$13,545
Other commercial real estate	60,910	86,748
Total commercial real estate	67,191	100,293
Residential real estate	30,037	40,332
Owner-occupied real estate	17,145	20,803
Commercial, financial & agricultural	10,300	14,051
Consumer	77	135
Total purchased credit impaired loans	124,750	175,614
Allowance for loan and lease losses	(3,973)	(3,716)
Total purchased credit impaired loans, net	$120,777	$171,898

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying value of purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Purchased Credit Impaired Loans	2018	2017	2018	2017
Balance, beginning of period	$144,474	$130,837	$171,898	$155,573
Accretion of fair value discounts	8,154	6,520	20,695	23,425
Fair value of acquired loans	—	77,551	—	77,551
Reductions in principal balances resulting from repayments, write-offs and foreclosures	(31,866)	(16,009)	(71,559)	(57,962)
Change in the allowance for loan and lease losses on purchased credit impaired loans	15	1,528	(257)	1,840
Balance, end of period	$120,777	$200,427	$120,777	$200,427

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

Changes in the value of the accretable discount on purchased credit impaired loans are presented in the following table for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Changes in Accretable Discount	2018	2017	2018	2017
Balance, beginning of period	$53,538	$59,808	$57,927	$69,301
Additions from acquisitions	—	11,664	—	11,664
Accretion	(8,154)	(6,520)	(20,695)	(23,425)
Transfers to accretable discounts and exit events, net	515	2,244	8,667	9,656
Balance, end of period	$45,899	$67,196	$45,899	$67,196

The change in the accretable discount is a result of the Company's review and re-estimation of loss assumptions and expected cash flows on purchased credit impaired loans.

At September 30, 2018 and December 31, 2017, loans with a carrying value of $3.1 billion were pledged for lines of credit. At September 30, 2018, consumer mortgage loans secured by residential real estate properties totaling $20,000 were in formal foreclosure proceedings.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

The following tables summarize the Company's allowance for loan and lease losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30
	2018				2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$26,366	$2,981	$3,988	$33,335	$22,560	$667	$4,761	$27,988
Charge-offs	(326)	(451)	(124)	(901)	(912)	(152)	(643)	(1,707)
Recoveries	87	59	—	146	106	40	—	146
Net (charge-offs) recoveries	(239)	(392)	(124)	(755)	(806)	(112)	(643)	(1,561)
Provision for loan and lease losses	1,300	800	109	2,209	955	345	(885)	415
Balance, end of period	$27,427	$3,389	$3,973	$34,789	$22,709	$900	$3,233	$26,842

	Nine Months Ended September 30
	2018				2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total

Balance, beginning of period	$24,039	$995	$3,716	$28,750	$21,086	$439	$5,073	$26,598
Charge-offs	(1,161)	(776)	(247)	(2,184)	(1,988)	(397)	(971)	(3,356)
Recoveries	290	123	—	413	296	42	—	338
Net (charge-offs) recoveries	(871)	(653)	(247)	(1,771)	(1,692)	(355)	(971)	(3,018)
Provision for loan and lease losses	4,259	3,047	504	7,810	3,315	816	(869)	3,262
Balance, end of period	$27,427	$3,389	$3,973	$34,789	$22,709	$900	$3,233	$26,842

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on organic loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Organic Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Leases	Consumer	Total
Three Months Ended
September 30, 2018
Beginning balance	$12,154	$2,412	$2,954	$7,438	$411	$997	$26,366
Charge-offs	—	(28)	—	(201)	(39)	(58)	(326)
Recoveries	1	14	—	50	4	18	87
Provision	(668)	88	496	1,664	(31)	(249)	1,300
Ending balance	$11,487	$2,486	$3,450	$8,951	$345	$708	$27,427

Nine Months Ended
September 30, 2018
Beginning balance	$13,037	$2,809	$2,075	$4,535	$629	$954	$24,039
Charge-offs	(277)	(240)	—	(360)	(119)	(165)	(1,161)
Recoveries	21	24	—	156	37	52	290
Provision	(1,294)	(107)	1,375	4,620	(202)	(133)	4,259
Ending balance	$11,487	$2,486	$3,450	$8,951	$345	$708	$27,427

Three Months Ended
September 30, 2017
Beginning balance	$13,337	$1,841	$2,036	$3,663	$825	$858	$22,560
Charge-offs	(746)	—	—	(98)	(2)	(66)	(912)
Recoveries	—	3	—	20	67	16	106
Provision	469	132	374	97	(194)	77	955
Ending balance	$13,060	$1,976	$2,410	$3,682	$696	$885	$22,709

Nine Months Ended
September 30, 2017
Beginning balance	$11,767	$1,786	$2,239	$4,093	$655	$546	$21,086
Charge-offs	(933)	(48)	—	(240)	(501)	(266)	(1,988)
Recoveries	—	9	—	71	176	40	296
Provision	2,226	229	171	(242)	366	565	3,315
Ending balance	$13,060	$1,976	$2,410	$3,682	$696	$885	$22,709

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of organic loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Organic Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2018
Commercial real estate	$—	$11,487	$11,487	$2,799	$1,416,989	$1,419,788
Residential real estate	—	2,486	2,486	1,333	236,959	238,292
Owner-occupied real estate	25	3,425	3,450	3,456	271,639	275,095
Commercial, financial & agricultural	108	8,843	8,951	5,917	752,980	758,897
Leases	—	345	345	—	30,410	30,410
Consumer	—	708	708	—	64,361	64,361
Total organic loans	$133	$27,294	$27,427	$13,505	$2,773,338	$2,786,843

December 31, 2017
Commercial real estate	$—	$13,037	$13,037	$3,822	$1,358,312	$1,362,134
Residential real estate	—	2,809	2,809	49	196,176	196,225
Owner-occupied real estate	65	2,010	2,075	808	259,465	260,273
Commercial, financial & agricultural	34	4,501	4,535	280	429,925	430,205
Leases	—	629	629	—	52,396	52,396
Consumer	—	954	954	—	64,610	64,610
Total organic loans	$99	$23,940	$24,039	$4,959	$2,360,884	$2,365,843

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased non-credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
September 30, 2018
Beginning balance	$292	$334	$441	$1,910	$4	$2,981
Charge-offs	(406)	(44)	—	—	(1)	(451)
Recoveries	23	8	9	18	1	59
Provision	439	(42)	30	375	(2)	800
Ending balance	$348	$256	$480	$2,303	$2	$3,389

Nine Months Ended
September 30, 2018
Beginning balance	$230	$664	$88	$8	$5	$995
Charge-offs	(406)	(80)	(249)	(37)	(4)	(776)
Recoveries	30	18	30	42	3	123
Provision	494	(346)	611	2,290	(2)	3,047
Ending balance	$348	$256	$480	$2,303	$2	$3,389

Three Months Ended
September 30, 2017
Beginning balance	$145	$342	$152	$26	$2	$667
Charge-offs	(50)	(7)	—	(91)	(4)	(152)
Recoveries	1	5	—	32	2	40
Provision	93	120	68	61	3	345
Ending balance	$189	$460	$220	$28	$3	$900

Nine Months Ended
September 30, 2017
Beginning balance	$88	$72	$44	$235	$—	$439
Charge-offs	(50)	(7)	(80)	(251)	(9)	(397)
Recoveries	1	5	—	32	4	42
Provision	150	390	256	12	8	816
Ending balance	$189	$460	$220	$28	$3	$900

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased non-credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Non-Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2018
Commercial real estate	$—	$348	$348	$—	$199,840	$199,840
Residential real estate	—	256	256	181	60,960	61,141
Owner-occupied real estate	24	456	480	823	72,643	73,466
Commercial, financial & agricultural	629	1,674	2,303	55,668	334,429	390,097
Consumer	—	2	2	—	1,197	1,197
Total purchased non-credit impaired loans	$653	$2,736	$3,389	$56,672	$669,069	$725,741

December 31, 2017
Commercial real estate	$—	$230	$230	$—	$244,568	$244,568
Residential real estate	—	664	664	19	96,510	96,529
Owner-occupied real estate	—	88	88	3,264	115,030	118,294
Commercial, financial & agricultural	8	—	8	1,491	527,693	529,184
Consumer	—	5	5	—	2,161	2,161
Total purchased non-credit impaired loans	$8	$987	$995	$4,774	$985,962	$990,736

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan and lease losses on purchased credit impaired loans is detailed as follows by portfolio segment for the periods indicated (dollars in thousands):

Purchased Credit Impaired Loans	Commercial Real Estate	Residential Real Estate	Owner-Occupied Real Estate	Commercial, Financial & Agricultural	Consumer	Total
Three Months Ended
September 30, 2018
Beginning balance	$2,172	$786	$816	$214	$—	$3,988
Charge-offs	—	(1)	(123)	—	—	(124)
Recoveries	—	—	—	—	—	—
Provision	(379)	380	112	(4)	—	109
Ending balance	$1,793	$1,165	$805	$210	$—	$3,973

Nine Months Ended
September 30, 2018
Beginning balance	$1,706	$1,242	$718	$42	$8	$3,716
Charge-offs	(34)	(74)	(133)	—	(6)	(247)
Recoveries	—	—	—	—	—	—
Provision	121	(3)	220	168	(2)	504
Ending balance	$1,793	$1,165	$805	$210	$—	$3,973

Three Months Ended
September 30, 2017
Beginning balance	$2,131	$968	$1,611	$37	$14	$4,761
Charge-offs	(168)	(50)	(416)	(6)	(3)	(643)
Recoveries	—	—	—	—	—	—
Provision	(506)	310	(697)	5	3	(885)
Ending balance	$1,457	$1,228	$498	$36	$14	$3,233

Nine Months Ended
September 30, 2017
Beginning balance	$2,183	$1,196	$1,655	$38	$1	$5,073
Charge-offs	(401)	(92)	(452)	(22)	(4)	(971)
Recoveries	—	—	—	—	—	—
Provision	(325)	124	(705)	20	17	(869)
Ending balance	$1,457	$1,228	$498	$36	$14	$3,233

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the balance of purchased credit impaired loans and the allowance for loan and lease losses based on the method of determining the allowance at the dates indicated (dollars in thousands):

	Allowance for Loan and Lease Losses			Loans
Purchased Credit Impaired Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Allowance	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Loans
September 30, 2018
Commercial real estate	$996	$797	$1,793	$55,816	$11,375	$67,191
Residential real estate	68	1,097	1,165	2,257	27,780	30,037
Owner-occupied real estate	695	110	805	7,539	9,606	17,145
Commercial, financial & agricultural	5	205	210	52	10,248	10,300
Consumer	—	—	—	—	77	77
Total purchased credit impaired loans	$1,764	$2,209	$3,973	$65,664	$59,086	$124,750

December 31, 2017
Commercial real estate	$1,052	$654	$1,706	$79,085	$21,208	$100,293
Residential real estate	128	1,114	1,242	3,029	37,303	40,332
Owner-occupied real estate	586	132	718	9,483	11,320	20,803
Commercial, financial & agricultural	32	10	42	2,318	11,733	14,051
Consumer	—	8	8	—	135	135
Total purchased credit impaired loans	$1,798	$1,918	$3,716	$93,915	$81,699	$175,614

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, segregated by class of loans, are presented in the following table (dollars in thousands):

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Unpaid Principal Balance	Recorded Investment	Related Allowance
Impaired Loans (1)
With no related allowance recorded:
Construction, land & land development	$26	$23	$—	$82	$79	$—
Other commercial real estate	2,801	2,799	—	4,617	3,822	—
Total commercial real estate	2,827	2,822	—	4,699	3,901	—
Residential real estate	2,579	2,345	—	453	456	—
Owner-occupied real estate	1,620	1,554	—	4,172	4,015	—
Commercial, financial & agricultural	44,851	42,844	—	2,739	1,882	—
Consumer	30	22	—	51	40	—
Subtotal	51,907	49,587	—	12,114	10,294	—
With related allowance recorded:
Construction, land & land development	178	177	88	113	112	56
Other commercial real estate	—	—	—	—	—	—
Total commercial real estate	178	177	88	113	112	56
Residential real estate	694	619	310	1,452	1,399	699
Owner-occupied real estate	3,544	3,411	331	350	335	125
Commercial, financial & agricultural	20,376	20,160	1,303	872	821	318
Consumer	261	73	36	83	81	40
Subtotal	25,053	24,440	2,068	2,870	2,748	1,238
Total impaired loans	$76,960	$74,027	$2,068	$14,984	$13,042	$1,238

(1) Includes loans with SBA guaranteed balances of $5.0 million and $5.7 million at September 30, 2018 and December 31, 2017, respectively.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, for the periods presented (dollars in thousands):

	September 30, 2018		September 30, 2017
Impaired Loans	Average Recorded Investment (1)	Interest Income Recognized (2)	Average Recorded Investment (1)	Interest Income Recognized (2)
Three Months Ended
Construction, land & land development	$202	$—	$146	$—
Other commercial real estate	2,800	—	4,347	—
Total commercial real estate	3,002	—	4,493	—
Residential real estate	3,274	—	1,120	—
Owner-occupied real estate	5,021	—	3,446	—
Commercial, financial & agricultural	62,768	548	2,653	—
Consumer	100	—	87	—
Total impaired loans	$74,165	$548	$11,799	$—

Nine Months Ended
Construction, land & land development	$156	$—	$2,862	$—
Other commercial real estate	3,172	16	4,558	—
Total commercial real estate	3,328	16	7,420	—
Residential real estate	3,824	—	1,154	—
Owner-occupied real estate	4,406	—	3,500	—
Commercial, financial & agricultural	48,672	1,575	2,761	1
Consumer	121	—	94	—
Total impaired loans	$60,351	$1,591	$14,929	$1

(1) The average recorded investment for troubled debt restructurings was $6.4 million and $6.8 million for the three and nine months ended September 30, 2018, respectively, and was $0 and $2.7 million for the three and nine months ended September 30, 2017, respectively.
(2) The interest income recognized on troubled debt restructurings was $60,000 and $191,000 for the three and nine months ended September 30, 2018, respectively, and was $0 for both the three and nine months ended September 30, 2017.

The following table presents the recorded investment in nonaccrual loans by loan class at the dates indicated (dollars in thousands):

Nonaccrual Loans	September 30, 2018	December 31, 2017
Construction, land & land development	$200	$191
Other commercial real estate	2,799	3,257
Total commercial real estate	2,999	3,448
Residential real estate	2,964	1,855
Owner-occupied real estate	4,965	4,350
Commercial, financial & agricultural	21,832	2,703
Consumer	95	121
Total nonaccrual loans	$32,855	$12,477

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due organic loans, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
September 30, 2018
Construction, land & land development	$186	$130	$316	$480,214	$480,530	$—
Other commercial real estate	—	—	—	939,258	939,258	—
Total commercial real estate	186	130	316	1,419,472	1,419,788	—
Residential real estate	960	50	1,010	237,282	238,292	—
Owner-occupied real estate	4,761	967	5,728	269,367	275,095	—
Commercial, financial & agricultural	1,749	535	2,284	756,613	758,897	—
Leases	—	—	—	30,410	30,410	—
Consumer	58	22	80	64,281	64,361	—
Total organic loans	$7,714	$1,704	$9,418	$2,777,425	$2,786,843	$—

December 31, 2017
Construction, land & land development	$487	$45	$532	$412,008	$412,540	$—
Other commercial real estate	—	—	—	949,594	949,594	—
Total commercial real estate	487	45	532	1,361,602	1,362,134	—
Residential real estate	1,868	92	1,960	194,265	196,225	—
Owner-occupied real estate	474	713	1,187	259,086	260,273	—
Commercial, financial & agricultural	865	122	987	429,218	430,205	—
Leases	—	—	—	52,396	52,396	—
Consumer	67	28	95	64,515	64,610	—
Total organic loans	$3,761	$1,000	$4,761	$2,361,082	$2,365,843	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased non-credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Loans > 90 Days and Accruing
September 30, 2018
Construction, land & land development	$—	$—	$—	$13,284	$13,284	$—
Other commercial real estate	—	—	—	186,556	186,556	—
Total commercial real estate	—	—	—	199,840	199,840	—
Residential real estate	326	45	371	60,770	61,141	—
Owner-occupied real estate	156	—	156	73,310	73,466	—
Commercial, financial & agricultural	18,848	391	19,239	370,858	390,097	—
Consumer	—	18	18	1,179	1,197	—
Total purchased non-credit impaired loans	$19,330	$454	$19,784	$705,957	$725,741	$—

December 31, 2017
Construction, land & land development	$35	$—	$35	$25,873	$25,908	$—
Other commercial real estate	—	45	45	218,615	218,660	—
Total commercial real estate	35	45	80	244,488	244,568	—
Residential real estate	537	126	663	95,866	96,529	—
Owner-occupied real estate	283	1,590	1,873	116,421	118,294	—
Commercial, financial & agricultural	640	628	1,268	527,916	529,184	—
Consumer	28	13	41	2,120	2,161	—
Total purchased non-credit impaired loans	$1,523	$2,402	$3,925	$986,811	$990,736	$—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of past due purchased credit impaired loans, by class of loans, at the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans	30 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans
September 30, 2018
Construction, land & land development	$11	$1,765	$1,776	$4,505	$6,281
Other commercial real estate	36	2,377	2,413	58,497	60,910
Total commercial real estate	47	4,142	4,189	63,002	67,191
Residential real estate	975	1,186	2,161	27,876	30,037
Owner-occupied real estate	416	140	556	16,589	17,145
Commercial, financial & agricultural	—	1,427	1,427	8,873	10,300
Consumer	—	—	—	77	77
Total purchased credit impaired loans	$1,438	$6,895	$8,333	$116,417	$124,750

December 31, 2017
Construction, land & land development	$1	$1,881	$1,882	$11,663	$13,545
Other commercial real estate	363	3,303	3,666	83,082	86,748
Total commercial real estate	364	5,184	5,548	94,745	100,293
Residential real estate	1,519	1,876	3,395	36,937	40,332
Owner-occupied real estate	85	786	871	19,932	20,803
Commercial, financial & agricultural	201	224	425	13,626	14,051
Consumer	—	15	15	120	135
Total purchased credit impaired loans	$2,169	$8,085	$10,254	$165,360	$175,614

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

The following table presents the risk grades of the organic loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Organic Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2018
Construction, land & land development	$453,014	$20,906	$6,350	$130	$130	$480,530
Other commercial real estate	902,471	33,420	556	2,811	—	939,258
Total commercial real estate	1,355,485	54,326	6,906	2,941	130	1,419,788
Residential real estate	230,722	4,254	401	2,915	—	238,292
Owner-occupied real estate	236,779	30,673	667	6,976	—	275,095
Commercial, financial & agricultural	673,850	76,901	1,096	7,050	—	758,897
Leases	28,749	1,661	—	—	—	30,410
Consumer	64,163	125	—	73	—	64,361
Total organic loans	$2,589,748	$167,940	$9,070	$19,955	$130	$2,786,843

December 31, 2017
Construction, land & land development	$371,358	$38,939	$2,086	$157	$—	$412,540
Other commercial real estate	920,168	22,229	3,365	3,832	—	949,594
Total commercial real estate	1,291,526	61,168	5,451	3,989	—	1,362,134
Residential real estate	188,918	3,668	1,488	2,151	—	196,225
Owner-occupied real estate	240,987	16,891	1,067	1,328	—	260,273
Commercial, financial & agricultural	421,114	7,870	123	1,098	—	430,205
Leases	47,908	4,488	—	—	—	52,396
Consumer	64,361	58	81	110	—	64,610
Total organic loans	$2,254,814	$94,143	$8,210	$8,676	$—	$2,365,843

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the risk grades of the purchased non-credit impaired loan portfolio, by class of loans, at the dates indicated (dollars in thousands):

Purchased Non-Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2018
Construction, land & land development	$13,217	$43	$—	$24	$—	$13,284
Other commercial real estate	145,202	39,078	1,752	524	—	186,556
Total commercial real estate	158,419	39,121	1,752	548	—	199,840
Residential real estate	58,406	1,297	153	1,212	73	61,141
Owner-occupied real estate	65,546	4,627	—	3,293	—	73,466
Commercial, financial & agricultural	258,546	63,524	29,475	38,552	—	390,097
Consumer	1,144	6	—	29	18	1,197
Total purchased non-credit impaired loans	$542,061	$108,575	$31,380	$43,634	$91	$725,741

December 31, 2017
Construction, land & land development	$25,486	$385	$—	$37	$—	$25,908
Other commercial real estate	214,916	1,341	1,825	578	—	218,660
Total commercial real estate	240,402	1,726	1,825	615	—	244,568
Residential real estate	92,119	2,216	791	1,369	34	96,529
Owner-occupied real estate	110,034	3,227	1,280	3,753	—	118,294
Commercial, financial & agricultural	452,822	59,306	5,223	11,833	—	529,184
Consumer	2,091	3	—	37	30	2,161
Total purchased non-credit impaired loans	$897,468	$66,478	$9,119	$17,607	$64	$990,736

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

The following table presents the risk grades of the purchased credit impaired loan portfolio, by class of loans (dollars in thousands):

Purchased Credit Impaired Loans	Pass	Watch	OAEM	Substandard	Doubtful	Total
September 30, 2018
Construction, land & land development	$869	$581	$908	$3,923	$—	$6,281
Other commercial real estate	33,835	15,631	1,261	10,183	—	60,910
Total commercial real estate	34,704	16,212	2,169	14,106	—	67,191
Residential real estate	15,133	5,747	553	8,538	66	30,037
Owner-occupied real estate	7,045	2,897	1,716	5,487	—	17,145
Commercial, financial & agricultural	6	110	5,030	5,154	—	10,300
Consumer	29	24	18	6	—	77
Total purchased credit impaired loans	$56,917	$24,990	$9,486	$33,291	$66	$124,750

December 31, 2017
Construction, land & land development	$6,677	$809	$973	$5,086	$—	$13,545
Other commercial real estate	63,210	11,998	2,361	9,179	—	86,748
Total commercial real estate	69,887	12,807	3,334	14,265	—	100,293
Residential real estate	21,706	6,419	1,590	10,504	113	40,332
Owner-occupied real estate	7,181	4,896	818	7,908	—	20,803
Commercial, financial & agricultural	2,094	211	323	11,423	—	14,051
Consumer	60	28	21	26	—	135
Total purchased credit impaired loans	$100,928	$24,361	$6,086	$44,126	$113	$175,614
Troubled Debt Restructurings (TDRs)

Total troubled debt restructurings (TDRs) were $6.4 million at September 30, 2018, with $24,000 in related allowance. At December 31, 2017, TDRs totaled $1.5 million with no related allowance. At September 30, 2018, there was one commitment to extend credit to a borrower with an existing troubled debt restructuring totaling $7,000. At December 31, 2017, there were no commitments to extend credit to borrowers with an existing troubled debt restructuring. Purchased credit impaired loans modified post-acquisition are not removed from their accounting pools and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information on loans that were modified as TDRs during the periods presented (dollars in thousands):

	September 30, 2018			September 30, 2017
TDR Additions (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Nine Months Ended
Construction, land & land development	—	$—	$—	—	$—	$—
Other commercial real estate	2	2,801	2,801	—	—	—
Total commercial real estate	2	2,801	2,801	—	—	—
Commercial & industrial	—	—	—	—	—	—
Owner-occupied real estate	—	—	—	—	—	—
Residential real estate	1	2,769	2,769	—	—	—
Consumer & Other	—	—	—	—	—	—
Total modifications	3	$5,570	$5,570	—	$—	$—

(1) The pre-modification and post-modification recorded investment amount represents the recorded investment on the date of the loan modification. Since the modifications on these loans were either an interest rate concession or payment term extension, not principal reductions, the pre-modification and post-modification recorded investment amount is the same.

There were no loans modified as a TDR during the three months ended September 30, 2018 or 2017. During the nine months ended September 30, 2018, there was one loan modified as a TDR which subsequently defaulted within twelve months of its modification date with a recorded investment of $823,000. During the nine months ended September 30, 2017, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

NOTE 7: SBA SERVICING RIGHTS

All sales of SBA loans, consisting of the guaranteed portion, are executed on a servicing retained basis. These loans, which are partially guaranteed by the SBA, are generally secured by business property such as real estate, inventory, equipment and accounts receivable. During the three and nine months ended September 30, 2018, the Company sold SBA loans with unpaid principal balances totaling $15.2 million and $33.6 million, respectively, and recognized $1.3 million and $3.2 million in gains on the loan sales, respectively. During the three and nine months ended September 30, 2017, the Company sold SBA loans with unpaid principal balances totaling $10.1 million and $35.1 million, respectively, and recognized $1.2 million and $3.6 million in gains on the loan sales, respectively. The Company retains the related loan servicing rights and receives servicing fees on the sold loans. Both the servicing fees and the gains on sales of loans are recorded in SBA income on the consolidated statements of income. SBA servicing fees totaled $454,000 and $1.4 million for the three and nine months ended September 30, 2018, respectively. SBA servicing fees totaled $389,000 and $1.2 million for the three and nine months ended September 30, 2017, respectively. At September 30, 2018 and December 31, 2017, the Company serviced SBA loans for others with unpaid principal balances totaling $195.9 million and $185.6 million, respectively.

The table below summarizes the activity in the SBA servicing rights asset for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
SBA Servicing Rights	2018	2017	2018	2017
Balance, beginning of period	$3,989	$3,828	$4,069	$3,477
Additions	325	253	738	850
Fair value adjustments	(472)	(131)	(965)	(377)
Balance, end of period	$3,842	$3,950	$3,842	$3,950

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the SBA servicing rights asset, key metrics, and the sensitivity of the fair value due to adverse changes in key economic assumptions at the periods presented are as follows (dollars in thousands):

SBA Servicing Rights	September 30, 2018	December 31, 2017
Fair value	$3,842	$4,069
Weighted average discount rate	13.4%	12.9%
Decline in fair value due to a 100 basis point adverse change	$(119)	$(140)
Decline in fair value due to a 200 basis point adverse change	(232)	(272)
Prepayment speed	11.9%	9.1%
Decline in fair value due to a 10% adverse change	$(162)	$(141)
Decline in fair value due to a 20% adverse change	(313)	(275)
Weighted average remaining life (years)	5.5	6.7

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

Information about the SBA loans serviced by the Company at and for the periods presented are as follows (dollars in thousands):

	September 30, 2018
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Nine Months Ended September 30, 2018
Serviced for others	$195,926	$72	$—	$—
Held-for-sale	17,382	—	—	—
Held-for-investment	159,964	4,137	4,968	104
Total SBA loans serviced	$373,272	$4,209	$4,968	$104

	December 31, 2017
SBA Loans Serviced	Unpaid Principal Balance	30 - 89 Days Past Due	90 Days or Greater Past Due	Net Charge-offs for the Nine Months Ended September 30, 2017
Serviced for others	$185,557	$1,555	$—	$—
Held-for-sale	10,420	—	—	—
Held-for-investment	153,810	2,508	6,627	454
Total SBA loans serviced	$349,787	$4,063	$6,627	$454

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

The Company’s agreements with its interest rate swap and cap counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in the Company being declared in default. If the Company were to be declared in default, the counterparty could terminate the derivative positions and the Company and the counterparty would be required to settle their obligations under the agreements. At September 30, 2018, the Company had no derivatives in a net liability position under these agreements.

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

Derivative Fair Values

The table below presents the fair values of the Company's derivatives at the dates presented (dollars in thousands):

	Derivative Assets (1)		Derivative Liabilities (1)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives Designated as Hedging Instruments
Interest rate swaps and caps	$4,656	$2,011	$—	$116
Total	$4,656	$2,011	$—	$116
Derivatives Not Designated as Hedging Instruments
Mortgage derivatives	$—	$616	$—	$238
Total	$—	$616	$—	$238

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

The tables below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of income for the periods presented (dollars in thousands):

	Three Months Ended
	September 30
	2018			2017
	Interest Income	Interest Expense	Noninterest Income	Interest Income	Interest Expense	Noninterest Income

Total amounts of income and expense line items presented in the consolidated statements of income	$66,624	$8,039	$9,738	$47,702	$3,370	$9,682

Gain (loss) on fair value hedging relationships in Subtopic 815-20
Interest rate swaps:
Hedged items	(457)	—	—	—	—	(55)
Derivatives designated as hedging instruments	434	—	—	—	—	3

Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate caps:
Amount of loss reclassified from accumulated other comprehensive loss into income	—	—	—	—	379	—

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30
	2018			2017
	Interest Income	Interest Expense	Noninterest Income	Interest Income	Interest Expense	Noninterest Income

Total amounts of income and expense line items presented in the consolidated statements of income	$190,873	$21,302	$31,116	$144,746	$9,978	$29,617

Gain (loss) on fair value hedging relationships in Subtopic 815-20
Interest rate swaps:
Hedged items	(2,773)	—	—	—	—	(138)
Derivatives designated as hedging instruments	2,961	—	—	—	—	35

Gain (loss) on cash flow hedging relationships in Subtopic 815-20
Interest rate caps:
Amount of loss reclassified from accumulated other comprehensive loss into income	—	91	—	—	1,213	—

Derivatives Designated as Hedging Instruments

Fair Value Hedges

The Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as fair value hedges, involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. At September 30, 2018 and December 31, 2017, the Company had 67 and 84 interest rate swaps with an aggregate notional amount of $115.4 million and $141.9 million, designated as fair value hedges associated with the Company's fixed rate loan program.

The tables below presents the effect of fair value hedges on the consolidated statements of financial condition for the periods presented (dollars in thousands):

Line Item in the Statement of Financial Condition in Which the Hedged Item Is Included	Carrying Amount of the Hedged Asset		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset

	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Loans	$108,206	$139,391	$(4,528)	$(1,892)
Total	$108,206	$139,391	$(4,528)	$(1,892)

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company's derivatives in cash flow hedging relationships for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2018	2017	2018	2017
Amount of (loss) gain recognized in AOCI on derivatives	OCI	$—	$(30)	$(4)	$50
Amount of loss reclassified from AOCI into income	Interest expense	—	379	91	1,213
Amount of loss recognized in consolidated statements of comprehensive income		$—	$(409)	$(95)	$(1,163)

Derivatives Not Designated as Hedging Instruments

Interest Rate Swaps

At September 30, 2018, the Company had no interest rate swaps that were not designated as fair value hedges associated with the Company's fixed rate loan program and recognized no related income statement impact during the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, there were net losses of $68,000 and $124,000, respectively, recorded in the income statement for the interest rate swaps not designated as hedging instruments.

Mortgage Derivatives

Mortgage derivative fair value assets and liabilities are recorded in "Other Assets" and "Other Liabilities," respectively, on the consolidated statements of financial condition. At September 30, 2018 and December 31, 2017, the fair value of mortgage derivative assets was $0 and $616,000, respectively, and the fair value of mortgage derivative liabilities was $0 and $238,000, respectively. At September 30, 2018 and December 31, 2017, the Company had approximately $0 and $36.3 million, respectively, of interest rate lock commitments, and $0 and $55.8 million, respectively, of forward commitments for the future delivery of residential mortgage loans. The net loss related to interest rate lock commitments for the three months ended September 30, 2018 was $849,000, compared to a loss of $79,000 for the same period in 2017. The net loss related to interest rate lock commitments for the nine months ended September 30, 2018 was $307,000 , compared to a gain of $250,000 for the same period in 2017. The net gain for forward commitments related to these mortgage loans was $535,000 for the three months ended September 30, 2018, compared to a net loss of $66,000 for the same period in 2017. The net losses for forward commitments were $71,000 and $748,000 for the nine months ended September 30, 2018 and 2017, respectively.

The table below presents the effect of the Company's derivatives not designated as hedging instruments for the periods presented (dollars in thousands):

		Three Months Ended		Nine Months Ended
		September 30		September 30
Interest Rate Products	Location	2018	2017	2018	2017
Amount of loss recognized in income on interest rate swaps	Noninterest income	$—	$(68)	$—	$(124)
Amount of (loss) gain recognized in income on interest rate lock commitments	Noninterest income	(849)	(79)	(307)	250
Amount of gain (loss) gain recognized in income on forward commitments	Noninterest income	535	(66)	(71)	(748)
Total loss recognized in income on derivatives not designated as hedging instruments		$(314)	$(213)	$(378)	$(622)

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

The table below presents information about the Company’s financial instruments that are eligible for offset in the consolidated statements of financial condition at the dates presented (dollars in thousands):

	Gross Amounts Recognized	Gross Amounts Offset on the Statement of Financial Condition	Net Amounts Presented on the Statement of Financial Condition	Gross Amounts Not Offset on the Statement of Financial Condition		Net Amount
				Financial Instruments	Collateral Received/Posted (1)
September 30, 2018
Offsetting Assets
Interest rate swaps and caps	$4,656	$—	$4,656	$—	$(4,502)	$154
Offsetting Liabilities
Interest rate swaps and caps	$—	$—	$—	$—	$—	$—
Repurchase agreements	33,621	—	33,621	—	(33,621)	—
Total liabilities	$33,621	$—	$33,621	$—	$(33,621)	$—

December 31, 2017
Offsetting Assets
Interest rate swaps and caps	$2,011	$—	$2,011	$(116)	$(1,895)	$—
Offsetting Liabilities
Interest rate swaps and caps	$116	$—	$116	$(116)	$—	$—
Repurchase agreements	25,209	—	25,209	—	(25,209)	—
Total liabilities	$25,325	$—	$25,325	$(116)	$(25,209)	$—

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

At September 30, 2018 and December 31, 2017, securities sold under repurchase agreements were $33.6 million and $25.2 million, respectively, all of which mature on an overnight and continuous basis. At both September 30, 2018 and December 31, 2017, investment securities pledged for the outstanding repurchase agreements consisted of U.S. government sponsored agency mortgage-backed securities.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at both September 30, 2018 and December 31, 2017 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
Common Equity Tier 1 (CET1) capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At September 30, 2018 and December 31, 2017, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject.

The Company's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	September 30, 2018			December 31, 2017
	Actual		Required	Actual		Required
	Amount	Ratio	Minimum Amount	Amount	Ratio	Minimum Amount
Company
Common Equity Tier 1 (CET1) capital ratio	$579,770	12.89%	$202,409	$547,822	12.61%	$195,433
Tier 1 risk-based capital ratio	579,770	12.89%	269,878	547,822	12.61%	260,578
Total risk-based capital ratio	614,559	13.66%	359,838	576,572	13.28%	347,437
Tier 1 leverage ratio	579,770	11.85%	195,697	547,822	11.24%	194,924

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Bank's regulatory ratios at the dates indicated are presented in the table below (dollars in thousands):

	September 30, 2018				December 31, 2017
	Actual		Required		Actual		Required
	Amount	Ratio	Minimum Amount	Well Capitalized Amount	Amount	Ratio	Minimum Amount	Well Capitalized Amount
State Bank
Common Equity Tier 1 (CET1) capital ratio	$515,147	11.45%	$202,547	$292,567	$481,135	11.10%	$194,972	$281,626
Tier 1 risk-based capital ratio	515,147	11.45%	270,062	360,083	481,135	11.10%	259,962	346,617
Total risk-based capital ratio	549,936	12.22%	360,083	450,104	509,885	11.77%	346,617	433,271
Tier 1 leverage ratio	515,147	10.54%	195,430	244,288	481,135	9.90%	194,429	243,037

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

Federal and state banking laws and regulations restrict the amount of dividends banks may distribute without prior regulatory approval. At September 30, 2018, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At September 30, 2018, the Company had $65.1 million in cash and due from bank accounts, which can be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's commitments is as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Commitments to extend credit:
Fixed	$99,290	$65,117
Variable	966,924	914,524
Letters of credit:
Fixed	5,628	5,978
Variable	6,998	11,428
Total commitments	$1,078,840	$997,047

The fixed rate loan commitments have maturities ranging from one month to twelve years. Management takes appropriate actions to mitigate interest rate risk associated with these fixed rate commitments through various measures including, but not limited to, the use of derivative financial instruments.

Contingent Liabilities

Mortgage loan sales agreements contain covenants that may, in limited circumstances, require the Company to repurchase or indemnify the investors for losses or costs related to the loans the Company has sold. As a result of the potential recourse provisions, the Company maintains a recourse liability for mortgage loans sold to investors. At September 30, 2018, the recourse liability was $280,000.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process. For the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between levels.

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

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

At September 30, 2018, the Company's investment portfolio primarily consisted of U.S. government agency mortgage-backed securities, nonagency mortgage-backed securities, U.S. government securities, municipal securities, asset-backed securities, and corporate securities. Fair Values for U.S. Treasury and equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges utilizing Level 1 inputs. Other securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. The fair value of other securities classified as available-for-sale are determined using widely accepted valuation techniques including matrix pricing and broker-quote-based applications. Inputs may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other relevant items. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. From time to time, the Company validates the appropriateness of the valuations provided by the independent pricing service to prices obtained from an additional third party or prices derived using internal models.

Hedged Loans

Loans involved in fair value hedges are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs consistent with the valuation methodology for interest rate swaps discussed below. The Company does not record other loans held for investment at fair value on a recurring basis.

Mortgage Loans Held-for-Sale

Mortgage loans held-for-sale are recorded at fair value on a recurring basis. The estimated fair value is determined using Level 2 inputs based on observable data such as the existing forward commitment terms or the current market value of similar loans. Interest income is recorded in interest income on the consolidated statements of income and is based on the contractual terms of the loan. None of these loans were 90 days or more past due or on nonaccrual at September 30, 2018.

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2018, the aggregate fair value of the Company's mortgage loans held-for-sale was $13.3 million and the contractual balance including accrued interest was $13.0 million, with a fair value mark totaling $292,000. The Company recognized a loss of $869,000 and a loss of $252,000 for the three and nine months ended September 30, 2018, respectively, related to the change in fair value of the mortgage loans held-for-sale, included in "mortgage banking income" on the consolidated statements of income. For the three and nine months ended September 30, 2017, the amount recognized related to the change in fair value of the mortgage loans held-for-sale was a gain of $63,000 and a gain of $545,000, respectively.

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

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

September 30, 2018	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities - financial services industry	$—	$1,515	$—	$1,515
U.S. Government securities	—	66,698	—	66,698
Residential mortgage-backed securities — nonagency	—	82,707	—	82,707
Residential mortgage-backed securities — agency	—	507,786	—	507,786
Corporate securities	—	115,178	—	115,178
Hedged loans	—	108,206	—	108,206
Mortgage loans held-for-sale	—	13,294	—	13,294
Interest rate swaps and caps	—	4,656	—	4,656
SBA servicing rights	—	—	3,842	3,842
Total recurring assets at fair value	$—	$900,040	$3,842	$903,882

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities - financial services industry	$—	$1,515	$—	$1,515
U.S. Government securities	—	69,559	—	69,559
Residential mortgage-backed securities — nonagency	—	118,710	—	118,710
Residential mortgage-backed securities — agency	—	575,849	—	575,849
Corporate securities	—	108,337	—	108,337
Hedged loans	—	139,391	—	139,391
Mortgage loans held for sale	—	25,791	—	25,791
Mortgage derivatives	—	101	515	616
Interest rate swaps and caps	—	2,011	—	2,011
SBA servicing rights	—	—	4,069	4,069
Total recurring assets at fair value	$—	$1,041,264	$4,584	$1,045,848

Liabilities:
Interest rate swaps and caps	$—	$116	$—	$116
Mortgage derivatives	—	38	200	238
Total recurring liabilities at fair value	$—	$154	$200	$354

Changes in the carrying value of mortgage derivatives utilizing Level 3 inputs are presented in the following tables for the periods presented (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2018		2018
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$961	$435	$515	$200
Issuances (1)	—	—	1,031	740
Settlements and closed loans (1)	(961)	(435)	(1,546)	(940)
Balance, end of period	$—	$—	$—	$—

	Three Months Ended September 30		Nine Months Ended September 30
	2017		2017
Mortgage Derivatives	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Balance, beginning of period	$890	$385	$699	$445
Issuances (1)	339	339	1,543	1,167
Settlements and closed loans (1)	(492)	(385)	(1,505)	(1,273)
Balance, end of period	$737	$339	$737	$339

(1) The change in fair value, recorded as a component of "mortgage banking income" on the consolidated statements of income, was a loss of $526,000 and a loss of $315,000 for the three and nine months ended September 30, 2018, respectively. The change in fair value resulted in a loss of $107,000 and a gain of $144,000 for the three and nine months ended September 30, 2017, respectively.

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

The following table presents financial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Impaired loans	$—	$—	$71,959	$71,959
Total nonrecurring assets at fair value	$—	$—	$71,959	$71,959

December 31, 2017
Impaired loans	$—	$—	$11,804	$11,804
Total nonrecurring assets at fair value	$—	$—	$11,804	$11,804

Impaired loans, excluding purchased credit impaired loans, that are measured for impairment using the fair value of collateral for collateral dependent loans had recorded investments of $74.0 million and $13.0 million with respective valuation allowances of $2.1 million and $1.2 million at September 30, 2018 and December 31, 2017, respectively.

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonfinancial assets measured at fair value on a nonrecurring basis at the dates indicated, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018
Other real estate owned	$—	$—	$5,949	$5,949

December 31, 2017
Other real estate owned	$—	$—	$1,204	$1,204

The following table is a reconciliation of the fair value measurement of other real estate owned disclosed in accordance with ASC 820 to the amount recorded on the consolidated statement of financial condition at the dates indicated (dollars in thousands):

	September 30, 2018	December 31, 2017
Other real estate owned:
Other real estate owned at fair value	$5,949	$1,204
Estimated selling costs and other adjustments	(507)	(309)
Other real estate owned	$5,442	$895

Unobservable Inputs for Level 3 Fair Value Measurements

The following tables provide information describing the unobservable inputs used in Level 3 fair value measurements at the dates indicated (dollars in thousands):

September 30, 2018	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$3,842	Discounted cash flows	Discount rate	9% - 27% (13%)
			Prepayment speed	6% - 15% (12%)
Impaired loans - collateral dependent	$71,959	Third party appraisal	Management discount for property type and recent market volatility	0% - 100% (3%)
Other real estate owned	$5,949	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (3%)

December 31, 2017	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
SBA servicing rights	$4,069	Discounted cash flows	Discount rate	10% - 22% (13%)
			Prepayment speed	4% - 13% (9%)
Mortgage derivatives - asset	$515	Pricing model	Pull-through rate	84%
Mortgage derivatives - liability	$200	Pricing model	Pull-through rate	84%
Impaired loans - collateral dependent	$11,804	Third party appraisal	Management discount for property type and recent market volatility	0% - 50% (9%)
Other real estate owned	$1,204	Third party appraisal	Management discount for property type and recent market volatility	0% - 33% (12%)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Assets and Financial Liabilities

The following table includes the estimated fair value of the Company's financial assets and financial liabilities at the dates indicated (dollars in thousands).

		September 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$207,927	$207,927	$230,877	$230,877
Equity securities	Level 2	1,515	1,515	1,515	1,515
Investment securities available-for-sale	Level 2	772,369	772,369	872,455	872,455
Investment securities held-to-maturity	Level 2 & 3	13,000	13,035	32,852	33,351
Loans held-for-sale	Level 2	30,676	32,160	36,211	37,580
Loans, net	Level 2 & 3	3,602,545	3,624,999	3,503,443	3,513,057
Other real estate owned	Level 3	5,442	5,949	895	1,204
Interest rate swaps and caps	Level 2	4,656	4,656	2,011	2,011
Mortgage derivatives	Levels 2 & 3	—	—	616	616
SBA servicing rights	Level 3	3,842	3,842	4,069	4,069
Accrued interest receivable	Level 2	16,790	16,790	14,906	14,906
Federal Home Loan Bank stock	Level 3	4,452	4,452	4,651	4,651

Liabilities:
Deposits	Level 2	$4,186,914	$4,185,897	$4,243,135	$4,237,883
Federal funds purchased and securities sold under agreements to repurchase	Level 2	33,621	33,621	25,209	25,209
Notes payable	Level 2	—	—	398	398
Interest rate swaps and caps	Level 2	—	—	116	116
Mortgage derivatives	Levels 2 & 3	—	—	238	238
Accrued interest payable	Level 2	4,856	4,856	3,750	3,750

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

Earnings per share have been computed based on the following weighted average number of common shares outstanding (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Numerator:
Net income per consolidated statements of income	$17,955	$14,436	$54,087	$41,197
Net income allocated to participating securities	(400)	(389)	(1,342)	(1,095)
Net income allocated to common stock	$17,555	$14,047	$52,745	$40,102

Basic earnings per share computation:
Net income allocated to common stock	$17,555	$14,047	$52,745	$40,102
Weighted average common shares outstanding, including shares considered participating securities	39,064,072	38,969,619	39,057,314	38,928,833
Less: Average participating securities	(870,973)	(1,050,866)	(968,936)	(1,034,448)
Weighted average shares	38,193,099	37,918,753	38,088,378	37,894,385
Basic earnings per share	$.46	$.37	$1.38	$1.06

Diluted earnings per share computation:
Net income allocated to common stock	$17,555	$14,047	$52,745	$40,102
Weighted average common shares outstanding for basic earnings per share	38,193,099	37,918,753	38,088,378	37,894,385
Weighted average dilutive grants	18,377	44,388	22,560	49,586
Weighted average shares and dilutive potential common shares	38,211,476	37,963,141	38,110,938	37,943,971
Diluted earnings per share	$.46	$.37	$1.38	$1.06

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

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of AOCI and changes in those components for the periods presented are as follows (dollars in thousands):

	Debt Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
Three Months Ended
September 30, 2018
Balance, beginning of period	$(9,791)	$(7)	$—	$(9,798)
Other comprehensive loss before income taxes:
Net change in unrealized losses	(3,232)	—	—	(3,232)
Amounts reclassified for net gains realized and included in earnings	(181)	—	—	(181)
Transfer of unrealized gain from held-to-maturity to available-for-sale	—	—	—	—
Amortization of net unrealized losses on securities transferred to held-to-maturity	—	7	—	7
Income tax benefit	(863)	—	—	(863)
Balance, end of period	$(12,341)	$—	$—	$(12,341)

September 30, 2017
Balance, beginning of period	$(905)	$(131)	$(523)	$(1,559)
Other comprehensive income before income taxes:
Net change in unrealized gains (losses)	1,634	—	(30)	1,604
Amounts reclassified for net (gains) losses realized and included in earnings	(3)	—	379	376
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	(4)	—	(4)
Income tax expense	625	—	135	760
Balance, end of period	$101	$(135)	$(309)	$(343)

Nine Months Ended
September 30, 2018
Balance, beginning of period	$(2,523)	$21	$(65)	$(2,567)
Other comprehensive loss before income taxes:
Net change in unrealized losses	(12,292)	—	(4)	(12,296)
Amounts reclassified for net (gains) losses realized and included in earnings	(431)	—	91	(340)
Transfer of unrealized gain from held-to-maturity to available-for-sale	—	(51)	—	(51)
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	30	—	30
Adoption of ASU 2016-01	23	—	—	23
Income tax (benefit) expense	(2,882)	—	22	(2,860)
Balance, end of period	$(12,341)	$—	$—	$(12,341)

STATE BANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Debt Securities Available-for-Sale	Held-to-Maturity Securities Transferred from Available-For-Sale	Cash Flow Hedges (Effective Portion)	Total
September 30, 2017
Balance, beginning of period	$(1,200)	$(175)	$(1,082)	$(2,457)
Other comprehensive income before income taxes:
Net change in unrealized gains	2,148	—	50	2,198
Amounts reclassified for net (gains) losses realized and included in earnings	(28)	—	1,213	1,185
Amortization of net unrealized losses on securities transferred to-held-to-maturity	—	40	—	40
Income tax expense	819	—	490	1,309
Balance, end of period	$101	$(135)	$(309)	$(343)

Reclassifications from AOCI into income for the periods presented are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
Reclassifications from AOCI into income and affected line items on Consolidated Statements of Income	2018	2017	2018	2017
Debt securities available-for-sale
Gain on sale of investment securities	$181	$3	$431	$28
Income tax expense	(46)	(1)	(109)	(11)
Net income	$135	$2	$322	$17

Cash flow hedges (effective portion)
Interest expense on deposits	$—	$(379)	$(91)	$(1,213)
Income tax benefit	—	145	23	466
Net income	$—	$(234)	$(68)	$(747)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion analyzes our consolidated financial condition at September 30, 2018 as compared to December 31, 2017 and our results of operations for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. This discussion should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report and in conjunction with the financial statements and related notes in our 2017 Annual Report on Form 10-K.

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

Business Overview

The Company is a bank holding company that was incorporated under the laws of the State of Georgia in January 2010 to serve as the holding company for State Bank and Trust Company ("State Bank"). State Bank is a Georgia state-chartered bank that opened in October 2005. Between July 24, 2009 and September 30, 2018, we successfully completed 17 bank acquisitions totaling $6.0 billion in assets and $5.2 billion in deposits.

In this report, unless the context indicates otherwise, all references to "we," "us," and "our" refer to State Bank Financial Corporation and our wholly-owned subsidiary, State Bank.

As a result of our acquisitions, we were transformed from a small community bank to a much larger commercial bank. We are now operating 32 full-service branches throughout seven of Georgia's eight largest metropolitan statistical areas, or MSAs. At September 30, 2018, our total assets were $4.9 billion, our total loans receivable were $3.6 billion, our total deposits were $4.2 billion and our total shareholders' equity was $664.2 million.

Recent Developments
Proposed Merger with Cadence Bancorporation

On May 11, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cadence Bancorporation, a Delaware corporation ("Cadence"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Cadence, with Cadence continuing as the surviving corporation. Immediately following the completion of the merger, the Bank will merge with and into Cadence’s wholly-owned bank subsidiary, Cadence Bank, N.A. ("Cadence Bank"), with Cadence Bank continuing as the surviving bank. Subject to the terms and conditions of the Merger Agreement, if the merger is completed, Company shareholders will receive 1.160 shares of Cadence Class A common stock, par value $0.01 per share, for each share of Company common stock, par value $0.01 per share, they hold immediately prior to the merger, plus cash in lieu of fractional shares. The merger has been approved by both Cadence stockholders and Company shareholders.

The merger is expected to close in the fourth quarter of 2018, subject to receipt of certain regulatory approvals and satisfaction of other closing conditions.

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

Quarterly Highlights

The following provides an overview of the major factors impacting our financial performance for the quarter ended September 30, 2018:

•
Net income for the quarter ended September 30, 2018 was $18.0 million, or $.46 per diluted share, compared to net income of $14.4 million, or $.37 per diluted share, for the quarter ended September 30, 2017.

•
Merger-related expenses for the quarter ended September 30, 2018 were $11.0 million, of which $9.8 million was related to the vesting of restricted stock in September 2018 upon receipt of shareholder approval of our pending merger with Cadence.

•
Our net interest income on a taxable equivalent basis was $58.6 million for the quarter ended September 30, 2018, an increase of $14.1 million, or 31.7%, from the quarter ended September 30, 2017. Our interest income increased $18.8 million for the quarter ended September 30, 2018, compared to the quarter ended September 30, 2017, primarily attributable to a $16.0 million increase in loan interest income, a $1.6 million increase in accretion income on loans and a $1.1 million increase in interest income on invested funds.

•
We experienced loan growth in both the three and nine months ended September 30, 2018. At September 30, 2018, total loans were $3.6 billion, an increase of $105.1 million, or 3.0%, from December 31, 2017. During the quarter ended September 30, 2018, organic loan growth was $123.1 million, partially offset by a decrease of $91.1 million in purchased credit impaired and purchased non-credit impaired loans.

•
The accretable discount on purchased credit impaired loans decreased $12.0 million to $45.9 million at September 30, 2018, compared to $57.9 million at December 31, 2017. We recognized $20.7 million in accretion income on purchased credit impaired loans during the nine months ended September 30, 2018, offset by transfers from nonaccretable to accretable discount of $8.7 million.

•	Asset quality remained sound at September 30, 2018 with annualized net charge-offs of .07% for the nine months ended September 30, 2018.

•
The average cost of funds increased 37 basis points to 75 basis points for the quarter ended September 30, 2018, compared to the same period in 2017, primarily due to an increase in the balance and rate on money market deposits, as well as time deposits acquired from AloStar during 2017. This compares favorably to the 100 basis point increase in the Federal Funds target rate over the same period.

•
The Company's capital ratios exceeded all regulatory "well capitalized" guidelines, with a Tier 1 leverage ratio of 11.85%, CET1 and Tier 1 risk-based capital ratios of 12.89%, and a Total risk-based capital ratio of 13.66% at September 30, 2018.

•	During the third quarter of 2018, we declared and paid a cash dividend of $0.20 per common share to our shareholders.

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

Table 1 - Financial Highlights Selected Financial Information
	2018			2017		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2018	2017

SELECTED RESULTS OF OPERATIONS
Interest income on loans	$51,553	$50,416	$48,444	$46,926	$35,400	$150,413	$104,332
Accretion income on loans	8,154	6,595	5,946	10,671	6,520	20,695	23,425
Interest income on invested funds	6,917	6,677	6,171	6,034	5,782	19,765	16,989
Total interest income	66,624	63,688	60,561	63,631	47,702	190,873	144,746
Interest expense	8,039	7,558	5,705	5,614	3,370	21,302	9,978
Net interest income	58,585	56,130	54,856	58,017	44,332	169,571	134,768
Provision for loan and lease losses (organic & PNCI loans)	2,100	2,556	2,650	2,050	1,300	7,306	4,131
Provision for loan and lease losses (purchased credit impaired loans)	109	(163)	558	798	(885)	504	(869)
Total provision for loan and lease losses	2,209	2,393	3,208	2,848	415	7,810	3,262
Total noninterest income	9,738	10,917	10,461	10,140	9,682	31,116	29,617
Total noninterest expense	46,318	39,983	39,268	40,684	31,571	125,569	98,133
Income before income taxes	19,796	24,671	22,841	24,625	22,028	67,308	62,990
Income tax expense	1,841	5,904	5,476	19,248	7,592	13,221	21,793
Net income	$17,955	$18,767	$17,365	$5,377	$14,436	$54,087	$41,197

COMMON SHARE DATA
Basic earnings per share	$.46	$.48	$.45	$.14	$.37	$1.38	$1.06
Diluted earnings per share	.46	.48	.44	.14	.37	1.38	1.06
Cash dividends declared per share	.20	.20	.20	.14	.14	.60	.42
Book value per share	17.12	16.79	16.58	16.45	16.48	17.12	16.48
Tangible book value per share (1)	14.70	14.38	14.15	14.00	14.01	14.70	14.01
Dividend payout ratio	43.48%	41.67%	45.45%	100.00%	37.84%	43.48%	39.62%

COMMON SHARES OUTSTANDING
Common stock	38,800,431	39,121,749	39,003,412	38,992,163	38,991,022	38,800,431	38,991,022
Weighted average shares outstanding:
Basic	38,193,099	38,038,181	38,032,007	38,009,181	37,918,753	38,088,378	37,894,385
Diluted	38,211,476	38,075,106	38,070,555	38,068,619	37,963,141	38,110,938	37,943,971

AVERAGE BALANCE SHEET HIGHLIGHTS
Loans (2)	$3,640,532	$3,662,142	$3,598,543	$3,603,482	$2,893,187	$3,634,790	$2,880,534
Assets	4,984,791	4,950,453	4,860,730	4,982,451	4,178,731	4,932,875	4,186,588
Deposits	4,255,026	4,200,187	4,084,844	4,248,553	3,437,329	4,180,643	3,424,940
Equity	662,112	650,919	642,787	645,409	638,620	651,970	627,926
Tangible equity (1)	568,242	556,403	547,620	549,564	550,002	557,457	538,874

Table 1 - Financial Highlights Selected Financial Information
	2018			2017		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2018	2017
SELECTED ACTUAL BALANCES
Total assets	$4,924,077	$5,012,329	$4,892,297	$4,958,582	$5,148,483	$4,924,077	$5,148,483
Investment securities	786,884	853,927	892,770	906,822	978,630	786,884	978,630
Organic loans	2,786,843	2,663,722	2,515,318	2,365,843	2,304,653	2,786,843	2,304,653
Purchased non-credit impaired loans	725,741	793,089	945,679	990,736	1,064,477	725,741	1,064,477
Purchased credit impaired loans	124,750	148,462	157,524	175,614	203,660	124,750	203,660
Allowance for loan and lease losses	(34,789)	(33,335)	(31,317)	(28,750)	(26,842)	(34,789)	(26,842)
Interest-earning assets	4,646,548	4,739,613	4,627,393	4,688,665	4,867,167	4,646,548	4,867,167
Total deposits	4,186,914	4,302,704	4,184,432	4,243,135	4,241,085	4,186,914	4,241,085
Interest-bearing liabilities	3,069,024	3,129,599	3,119,816	3,077,636	3,087,284	3,069,024	3,087,284
Noninterest-bearing liabilities	1,190,876	1,225,811	1,125,827	1,239,395	1,418,609	1,190,876	1,418,609
Shareholders' equity	664,177	656,919	646,654	641,551	642,590	664,177	642,590

PERFORMANCE RATIOS
Return on average assets (3)	1.43%	1.52%	1.45%	.43%	1.37%	1.47%	1.32%
Return on average equity (3)	10.76	11.56	10.96	3.31	8.97	11.09	8.77
Cost of funds	.75	.71	.55	.52	.38	.67	.38
Net interest margin (4)	4.93	4.82	4.86	4.91	4.51	4.87	4.62
Interest rate spread (4)	4.58	4.49	4.61	4.68	4.31	4.56	4.43
Efficiency ratio (5)	67.79	59.63	60.12	59.69	58.45	62.57	59.70

CAPITAL RATIOS
Average equity to average assets	13.28%	13.15%	13.22%	12.95%	15.28%	13.22%	15.00%
Leverage ratio	11.85	11.75	11.69	11.24	13.37	11.85	13.37
CET1 risk-based capital ratio	12.89	12.79	12.44	12.61	12.30	12.89	12.30
Tier 1 risk-based capital ratio	12.89	12.79	12.44	12.61	12.30	12.89	12.30
Total risk-based capital ratio	13.66	13.53	13.14	13.28	12.91	13.66	12.91

ORGANIC ASSET QUALITY RATIOS
Annualized net charge-offs (recoveries) to total average loans	.03%	.02%	.09%	.07%	.14%	.04%	.10%
Nonperforming loans to total loans	.38	.32	.39	.31	.24	.38	.24
Nonperforming assets to loans + ORE	.50	.48	.52	.31	.24	.50	.24
Past due loans to total loans	.34	.16	.22	.20	.12	.34	.12
Allowance for loan and lease losses to loans	.98	.99	.99	1.02	.99	.98	.99

(1)	Denotes a non-GAAP financial measure. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures" and Table 2, "Non-GAAP Measures Reconciliation" for further information.

(2)
Includes quarter-to-date average nonaccrual loans of $32.0 million for third quarter 2018, $18.9 million for second quarter 2018, $12.9 million for first quarter 2018, $11.4 million for fourth quarter 2017 and $8.0 million for third quarter 2017.

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

Table 2 - Non-GAAP Measures Reconciliation Selected Financial Information
	2018			2017		Nine Months Ended September 30
(dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2018	2017

BOOK VALUE PER COMMON SHARE RECONCILIATION
Book value per common share (GAAP)	$17.12	$16.79	$16.58	$16.45	$16.48	$17.12	$16.48
Effect of goodwill and other intangibles	(2.42)	(2.41)	(2.43)	(2.45)	(2.47)	(2.42)	(2.47)
Tangible book value per common share	$14.70	$14.38	$14.15	$14.00	$14.01	$14.70	$14.01

AVERAGE TANGIBLE EQUITY RECONCILIATION
Average equity (GAAP)	$662,112	$650,919	$642,787	$645,409	$638,620	$651,970	$627,926
Effect of average goodwill and other intangibles	(93,870)	(94,516)	(95,167)	(95,845)	(88,618)	(94,513)	(89,052)
Average tangible equity	$568,242	$556,403	$547,620	$549,564	$550,002	$557,457	$538,874

Results of Operations

Net Income

We reported net income of $18.0 million and $54.1 million for the three and nine months ended September 30, 2018, respectively, compared to net income of $14.4 million and $41.2 million for the same periods in 2017. Diluted earnings per common share were $.46 and $1.38 for the three and nine months ended September 30, 2018, respectively, compared to diluted earnings per common share of $.37 and $1.06 for the same periods in 2017.

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

Three Months Ended September 30, 2018 and 2017

Our net interest income on a taxable equivalent basis was $58.6 million for the three months ended September 30, 2018, an increase of $14.1 million, or 31.7%, from the three months ended September 30, 2017. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $737.4 million compared to the three months ended September 30, 2017. An increase in average interest bearing deposits of $631.9 million, compared to the three months ended September 30, 2017, partially offset the impact of the increases in average loans, excluding purchased credit impaired loans. The increases in average loans, excluding purchased credit impaired loans, and interest bearing deposits are primarily attributable to our acquisition of AloStar, which was completed on September 30, 2017.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.58% for the three months ended September 30, 2018, compared to 4.31% for the same period in 2017, an increase of 27 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.93% for the three months ended September 30, 2018 compared to 4.51% for the same period in 2017, an increase of 42 basis points.

The yield on average earning assets was 5.61% for the three months ended September 30, 2018, compared to 4.85% for the three months ended September 30, 2017, an increase of 76 basis points, driven primarily by an increase in the yield on loans, excluding purchased credit impaired loans, investment securities and purchased credit impaired loans. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools, recoveries received on purchased credit impaired loans and the timing of customer payments. The increase of 321 basis points in our yield on purchased credit impaired loans was primarily due to an increase in loan recovery income of $1.8 million in the third quarter of 2018 compared to the same period in 2017, partially offset by the lower yield on the purchased credit impaired portfolios acquired in our recent acquisitions. Our yield on loans, excluding purchased credit impaired loans, was 5.85% for the three months ended September 30, 2018, compared to 5.11% for the same period in 2017, an increase of 74 basis points. The increase primarily resulted from a combination of higher rates on new loan originations and variable rate loans repricing at higher rates due to increases in index rates. The yield on our investment portfolio was 2.79% and 2.42% for the three months ended September 30, 2018 and 2017, respectively. The increase of 37 basis points compared to the prior period was primarily driven by variable rate securities repricing at higher rates due to increases in index rates and the reinvestment of some cash flows from securities into higher yielding bonds as market rates have increased.

The average rate on interest-bearing liabilities was 1.03% for the three months ended September 30, 2018, an increase of 49 basis points from the same period in 2017. The average rate paid on interest-bearing deposits was 1.04% and .53% for the three months ended September 30, 2018 and 2017, respectively. The increase of 51 basis points was primarily the result of an increase in the rate paid on savings and money market accounts, the assumption of higher-yielding internet time deposits in our acquisition of AloStar and a shift in the mix of interest-bearing deposits to time deposits. Our cost of funds was 75 basis points for the three months ended September 30, 2018, an increase of 37 basis points from the same period in 2017.

Nine Months Ended September 30, 2018 and 2017

Our net interest income on a taxable equivalent basis was $169.7 million for the nine months ended September 30, 2018, an increase of $34.4 million, or 25.5%, from the nine months ended September 30, 2017. This increase was primarily attributable to an increase in average loans, excluding purchased credit impaired loans, of $742.3 million compared to the nine months ended September 30, 2017. An increase in average interest bearing deposits of $592.3 million, compared to the nine months ended September 30, 2017, partially offset the impact of the increases in average loans, excluding purchased credit impaired loans. The increases in average loans, excluding purchased credit impaired loans, and interest bearing deposits are primarily attributable to our acquisition of AloStar, which was completed on September 30, 2017.

Our net interest spread on a taxable equivalent basis, which is the difference between the yields earned on average earning assets and the rates paid on average interest-bearing liabilities, was 4.56% for the nine months ended September 30, 2018, compared to 4.43% for the same period in 2017, an increase of 13 basis points. Our net interest margin on a taxable equivalent basis, which is net interest income divided by average interest-earning assets, was 4.87% for the nine months ended September 30, 2018 compared to 4.62% for the same period in 2017, an increase of 25 basis points.

The yield on average earning assets was 5.48% for the nine months ended September 30, 2018, compared to 4.96% for the nine months ended September 30, 2017, an increase of 52 basis points, driven primarily by an increase in the yield on loans, excluding purchased credit impaired loans, and investment securities, partially offset by a decrease in the yield on purchased credit impaired loans. The yield on our purchased credit impaired loans can vary significantly from period to period depending largely on the timing of loan pool closings for our purchased credit impaired loans that are accounted for in pools, recoveries received on purchased credit impaired loans and the timing of customer payments. The decrease of 407 basis points in our yield on purchased credit impaired loans was primarily due to a decrease in loan recovery income of $1.5 million for the nine months ended September 30, 2018, compared to the same period in 2017, as well as the lower yield on the purchased credit impaired portfolios acquired in our recent acquisitions, partially offset by an increase in gains on loan pool closings of $342,000. Our yield on loans, excluding purchased credit impaired loans, was 5.78% for the nine months ended September 30, 2018, compared to 5.12% for the same period in 2017, an increase of 66 basis points. The increase primarily resulted from a combination of higher rates on new loan originations and variable rate loans repricing at higher rates due to increases in index rates. The yield on our investment portfolio was 2.79% and 2.36% for the nine months ended September 30, 2018 and 2017, respectively. The increase of 43 basis points compared to the prior period was primarily driven by variable rate securities repricing at higher rates due to increases in index rates and the reinvestment of some cash flows from securities into higher yielding bonds as market rates have increased.

The average rate on interest-bearing liabilities was .92% for the nine months ended September 30, 2018, an increase of 39 basis points from the same period in 2017. The average rate paid on interest-bearing deposits was .91% and .52% for the nine months ended September 30, 2018 and 2017, respectively. The increase of 39 basis points was primarily the result of an increase in the rate paid on savings and money market accounts, the assumption of higher-yielding internet time deposits in our acquisition of AloStar and a shift in the mix of interest-bearing deposits to time deposits. Also contributing to the increase in the rate paid on interest-bearing liabilities was a 48 basis point increase in the rate paid on other borrowings compared to the same period in 2017. Our cost of funds was 67 basis points for the nine months ended September 30, 2018, an increase of 29 basis points from the same period in 2017.

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

	For the Three Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$244,697	$1,086	1.76%	$108,546	$218.80%
Investment securities	830,282	5,831	2.79%	913,898	5,564	2.42%
Loans, excluding purchased credit impaired loans (1)(2)	3,499,883	51,581	5.85%	2,762,479	35,577	5.11%
Purchased credit impaired loans	140,649	8,154	23.00%	130,708	6,520	19.79%
Total earning assets	4,715,511	66,652	5.61%	3,915,631	47,879	4.85%
Total nonearning assets	269,280			263,100
Total assets	$4,984,791			$4,178,731
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$650,995	$371.23%		$580,090	$183.13%
Savings & money market deposits	1,570,062	4,484	1.13%	1,383,326	2,180.63%
Time deposits	704,879	2,501	1.41%	420,192	765.72%
Brokered and wholesale time deposits	139,270	675	1.92%	49,675	132	1.05%
Other borrowings	23,689	8.13%		57,988	110.75%
Total interest-bearing liabilities	3,088,895	8,039	1.03%	2,491,271	3,370.54%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,189,820			1,004,046
Other liabilities	43,964			44,794
Shareholders’ equity	662,112			638,620
Total liabilities and shareholders’ equity	$4,984,791			$4,178,731
Net interest income		$58,613			$44,509
Net interest spread			4.58%			4.31%
Net interest margin			4.93%			4.51%
Cost of funds			.75%			.38%

(1)   Includes average nonaccrual loans of $32.0 million and $8.0 million for the three months ended September 30, 2018 and 2017, respectively.
(2)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 21% for all periods beginning on or after January 1, 2018, and 35% for all periods prior to January 1, 2018 in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $28,000 and $177,000 for the three months ended September 30, 2018 and 2017, respectively.

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-bearing deposits in other financial institutions	$157,185	$1,673	1.42%	$89,460	$402.60%
Investment securities	867,979	18,092	2.79%	940,861	16,587	2.36%
Loans, excluding purchased credit impaired loans (1)(2)	3,480,516	150,504	5.78%	2,738,226	104,780	5.12%
Purchased credit impaired loans	154,274	20,695	17.94%	142,308	23,425	22.01%
Total earning assets	4,659,954	190,964	5.48%	3,910,855	145,194	4.96%
Total nonearning assets	272,921			275,733
Total assets	$4,932,875			$4,186,588
Liabilities:
Interest-bearing liabilities:
Interest-bearing transaction accounts	$635,121	$829.17%		$589,189	$546.12%
Savings & money market deposits	1,577,718	11,651.99%		1,384,243	6,328.61%
Time deposits	708,375	6,635	1.25%	438,025	2,333.71%
Brokered and wholesale time deposits	118,595	1,682	1.90%	36,093	284	1.05%
Other borrowings	54,713	505	1.23%	86,242	487.75%
Total interest-bearing liabilities	3,094,522	21,302.92%		2,533,792	9,978.53%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,140,834			977,390
Other liabilities	45,549			47,480
Shareholders’ equity	651,970			627,926
Total liabilities and shareholders’ equity	$4,932,875			$4,186,588
Net interest income		$169,662			$135,216
Net interest spread			4.56%			4.43%
Net interest margin			4.87%			4.62%
Cost of funds			.67%			.38%

(1)   Includes average nonaccrual loans of $20.8 million and $9.2 million for the nine months ended September 30, 2018 and 2017, respectively.
(2)   Reflects taxable equivalent adjustments using the federal statutory tax rate of 21% for all periods beginning on or after January 1, 2018, and 35% for all periods prior to January 1, 2018 in adjusting tax-exempt loan interest income to a fully taxable basis. The taxable equivalent adjustments included above are $91,000 and $448,000 for the nine months ended September 30, 2018 and 2017, respectively.

Rate/Volume Analysis on a Taxable Equivalent Basis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table reflects the effect that varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018 vs. 2017			September 30, 2018 vs. 2017
	Change Attributable to			Change Attributable to
	Volume	Rate	Total Increase (Decrease) (1)	Volume	Rate	Total Increase (Decrease) (1)
Interest income:
Loans	$10,388	$5,616	$16,004	$30,901	$14,823	$45,724
Loan accretion	522	1,112	1,634	1,856	(4,586)	(2,730)
Investment securities	(538)	805	267	(1,355)	2,860	1,505
Interest-bearing deposits in other financial institutions	441	427	868	452	819	1,271
Total interest income	10,813	7,960	18,773	31,854	13,916	45,770

Interest expense:
Deposits	1,020	3,751	4,771	2,719	8,587	11,306
Other borrowings	(43)	(59)	(102)	(219)	237	18
Total interest expense	977	3,692	4,669	2,500	8,824	11,324
Net interest income	$9,836	$4,268	$14,104	$29,354	$5,092	$34,446

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

Organic Loans

For the three months ended September 30, 2018 and 2017, we recorded a provision for loan and lease losses related to organic loans of $1.3 million and $1.0 million, respectively. For the nine months ended September 30, 2018 and 2017, we recorded provisions of $4.3 million and $3.3 million, respectively. The amount of provision for loan and lease losses recorded for organic loans was the amount required such that the total allowance for loan and lease losses reflected the appropriate balance, in management’s opinion, to sufficiently cover probable losses in the organic loan portfolio. This determination includes, but is not limited to, factors such as loan growth, asset quality, changes in loan portfolio composition, and national and local economic conditions.

Purchased Non-Credit Impaired Loans

We did not record an ALLL at acquisition for our purchased non-credit impaired loans because the loans were recorded at fair value based on a discounted cash flow methodology at the date of each respective acquisition. Subsequent to the purchase date, the ALLL for purchased non-credit impaired loans is evaluated quarterly similar to the method described above for organic loans, and if necessary, additional reserves are recognized in the ALLL. We recorded a provision for loan and lease losses related to purchased non-credit impaired loans of $800,000 for the three months ended September 30, 2018, compared to $345,000 for the three months ended September 30, 2017. We recorded a provision of $3.0 million and $816,000 for the nine months ended September 30, 2018 and 2017, respectively.

Purchased Credit Impaired Loans

Similar to our purchased non-credit impaired loans, we did not record an ALLL at acquisition for our purchased credit impaired loans as the loans were recorded at fair valued based on a discounted cash flow methodology at the date of each respective acquisition. We re-estimate expected cash flows on our purchased credit impaired loans on a quarterly basis. Subsequent decreases in the amount of cash expected to be collected from the borrower results in a provision for loan and lease losses and an increase in the ALLL. Subsequent significant increases in the amount of cash expected to be collected from the borrower results first in the reversal of any previously-recorded provision for loan and lease losses and related ALLL, and then as a prospective increase in the accretable discount on the purchased credit impaired loans. We recorded a provision for loan and lease losses related to purchased credit impaired loans of $109,000 for the three months ended September 30, 2018, compared to a negative provision for loan and lease losses on such loans of $885,000 for the three months ended September 30, 2017. We recorded a provision for loan and lease losses of $504,000 for the nine months ended September 30, 2018, compared to a negative provision for loan and lease losses of $869,000 for the nine months ended September 30, 2017.

 Noninterest Income

Noninterest income for the three months ended September 30, 2018 totaled $9.7 million, up $56,000 from the same period in 2017. For the nine months ended September 30, 2018, noninterest income was $31.1 million, compared to $29.6 million for the same period in 2017, an increase of $1.5 million. The following table presents the components of noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Service charges on deposits	$1,572	$1,575	$4,659	$4,513
Mortgage banking income	1,818	2,793	7,868	8,783
SBA income	1,401	1,464	3,845	4,625
Payroll and insurance income	1,667	1,487	5,035	4,400
ATM income	909	826	2,698	2,522
Bank-owned life insurance income	541	526	1,459	1,475
Gain on sale of investment securities	181	3	431	28
Other	1,649	1,008	5,121	3,271
Total noninterest income	$9,738	$9,682	$31,116	$29,617

Mortgage banking income decreased $975,000, or 34.9%, for the three months ended September 30, 2018 from the same period in 2017. For the nine months ended September 30, 2018, mortgage banking income decreased $915,000, or 10.4%, compared to the same period in 2017. In late September 2018, a majority of our mortgage employees were transferred to another financial institution that also acquired the mortgage pipeline associated with our mortgage business and assumed certain leases where our mortgage employees were located.

SBA income decreased $63,000, or 4.3%, for the three months ended September 30, 2018 from the same period in 2017. For the nine months ended September 30, 2018, SBA income decreased $780,000, or 16.9%, compared to the same period in 2017. The decreases for the three and nine months ended September 30, 2018 were primarily attributable to negative fair value adjustments on SBA servicing rights of $340,000 and $588,000, respectively, compared to the same periods in 2017. In addition, gains on sales of loans decreased $413,000 for the nine months ended September 30, 2018, compared to the same period in 2017. The reduction in gains on sales of loans for the nine months ended September 30, 2018 was primarily due to a reduction in the volume of loans sold, compared to the same period in 2017, as many loans are pending sale because the loan balances have not been fully drawn by the clients. These decreases were partially offset by increases in SBA servicing fees of $65,000 and $163,000 for the three and nine months ended September 30, 2018, compared to the same periods in 2017, and an increase in gains on sales of loans of $187,000 for the three months ended September 30, 2018.

Payroll and insurance income increased $180,000, or 12.1%, for the three months ended September 30, 2018 from the same period in 2017. For the nine months ended September 30, 2018, payroll and insurance income increased $635,000, or 14.4%, compared to the same period in 2017. The increase in both periods was primarily due to increases in the number of payroll customers and commissions on new insurance policies written.

Other noninterest income increased $641,000, or 63.6%, for the three months ended September 30, 2018, compared to the same period in 2017. For the nine months ended September 30, 2018, other noninterest income increased $1.9 million, or 56.6%, compared to the same period in 2017. The increases in other noninterest income were primarily attributable to $841,000 and $2.2 million in fee income on our asset based lending portfolio for the three and nine months ended September 30, 2018, respectively, that we acquired in our acquisition of AloStar in the third quarter of 2017. The fee income on asset based lending was partially offset by decreases in prepayment fees of $199,000 and $296,000 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2018 totaled $46.3 million, up $14.7 million from the same period in 2017. Noninterest expense for the nine months ended September 30, 2018 totaled $125.6 million, up $27.4 million from the same period in 2017.

The following table presents the components of noninterest expense for the periods indicated (dollars in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Salaries and employee benefits	$23,166	$20,701	$73,487	$63,267
Occupancy and equipment	3,240	3,187	10,157	9,796
Data processing	2,808	2,587	8,400	7,608
Legal and professional fees	1,187	700	2,893	3,403
Merger-related expenses	10,967	135	14,832	2,742
Marketing	744	342	2,109	1,409
Federal deposit insurance premiums and other regulatory fees	528	407	1,617	1,202
Loan collection costs and OREO activity	(204)	181	(154)	(1,074)
Amortization of intangibles	655	701	1,960	2,094
Other	3,227	2,630	10,268	7,686
Total noninterest expense	$46,318	$31,571	$125,569	$98,133

Salaries and employee benefits expense increased $2.5 million, or 11.9%, and $10.2 million, or 16.2%, for the three and nine months ended September 30, 2018, respectively, from the same periods in 2017. These increases were primarily attributable to $2.8 million and $9.6 million in salaries and employee benefits costs, respectively, related to our acquisition of AloStar.

Data processing expenses increased $221,000, or 8.5%, and $792,000 or 10.4%, for the three and nine months ended September 30, 2018, respectively, from the same periods in 2017. These increases were primarily attributable to data processing expenses that we incurred related to our acquisition of AloStar and continued investments in our technology.

Legal and professional fees increased $487,000, or 69.6%, for the three months ended September 30, 2018, from the same period in 2017. The increase in legal and professional fees for the three months ended September 30, 2018 was primarily attributable to the closing of the transaction that transitioned the majority of our mortgage employees to another financial institution. For the nine months ended September 30, 2018, legal and professional fees decreased $510,000, or 15.0%, from the same period in 2017. The decrease in legal and professional fees for the nine months ended September 30, 2018 was primarily attributable to a support system project which we completed during the first quarter of 2017.

Marketing expenses increased $402,000, or 117.5%, and $700,000, or 49.7%, for the three and nine months ended September 30, 2018, respectively, from the same periods in 2017. The increases were primarily related to an increase in marketing campaigns across our market areas as well as an increase in sponsorships in the Atlanta market.

Loan collection costs and OREO activity, which are net of rental fees on OREO properties as well as gains and losses on OREO, decreased $385,000 for the three months ended September 30, 2018 compared to the same period in 2017. For the nine months ended September 30, 2018, loan collection costs and OREO activity increased $920,000, compared to the same period in 2017. The increase for the nine months ended was primarily attributable to an $876,000 decrease in gains on sale of OREO, as compared to the same period in 2017.

Merger-related expenses increased $10.8 million to $11.0 million for the three months ended September 30, 2018, compared to the same period in 2017, and increased $12.1 million to $14.8 million for the nine months ended September 30, 2018, compared to the same period in 2017. Merger-related expenses in 2018 were primarily attributable to our acquisition and integration of AloStar and our proposed merger with Cadence. Merger-related expenses in 2017 were related to our acquisitions and integrations of NBG Bancorp, Inc. and S Bankshares, Inc. These expenses include, among other things, liquidating damages from contract terminations, system conversion costs, severance, and professional fees. The increase in merger-related expenses for both the three and nine months ended September 30, 2018 was primarily attributable to $9.8 million related to the vesting of restricted stock in September 2018 upon receipt of shareholder approval for our proposed merger with Cadence.

Income Taxes

       Income tax expense is comprised of both state and federal income tax expense. The effective tax rate was 9.3% and 34.5% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate was 19.6% and 34.6% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 was primarily due to the reduction in the federal corporate tax rate from 35% to 21% effective January 1, 2018. The tax benefit related to the vesting of restricted stock also contributed to the reduction in the effective tax rate for both periods.

Balance Sheet Review

General

At September 30, 2018, we had total assets of approximately $4.9 billion, consisting principally of $2.8 billion in net organic loans, $722.4 million in net purchased non-credit impaired loans, $120.8 million in net purchased credit impaired loans, $786.9 million in investment securities and $207.9 million in cash and cash equivalents. Our liabilities at September 30, 2018 totaled $4.3 billion, consisting principally of $4.2 billion in deposits. At September 30, 2018, our shareholders' equity was $664.2 million.

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

Investments

Our investment portfolio consists of U.S. Government agency securities, municipal securities, nonagency mortgage-backed securities, U.S. Government sponsored agency mortgage-backed securities, asset-backed securities and corporate bonds. The composition of our portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The portfolio also provides a balance to interest rate risk, while providing a vehicle for the investment of available funds, furnishing liquidity and supplying securities to pledge as required collateral. At September 30, 2018, we had $772.4 million in debt securities available-for-sale representing approximately 15.7% of total assets, compared to $872.5 million, or 17.6% of total assets, at December 31, 2017. The decrease in debt securities available-for-sale of $100.1 million, or 11.5%, from December 31, 2017 to September 30, 2018, was primarily due to cash flows from securities used to fund loan growth during the period. At September 30, 2018 and December 31, 2017, we had $13.0 million and $32.9 million, respectively, in debt securities held-to-maturity.

At September 30, 2018, $66.7 million, or 8.5%, of our debt securities were invested in securities of U.S. Government agencies, compared to $69.6 million, or 7.7%, at December 31, 2017. U.S Government agency securities consist of debt obligations issued by the Government Sponsored Enterprises or collateralized by loans that are guaranteed by the SBA and are, therefore, backed by the full faith and credit of the U.S. Government. At September 30, 2018, $507.8 million, or 64.7%, of our debt securities were invested in agency mortgage-backed securities, compared to $575.8 million, or 63.6%, at December 31, 2017. Agency mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and are principally issued by "quasi-federal" agencies such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The contractual monthly cash flows of principal and interest are guaranteed by the issuing agencies. Although investors generally assume that the federal government will support these agencies, it is under no obligation to do so. Other agency mortgage-backed securities are issued by Government National Mortgage Association (Ginnie Mae), which is a federal agency, and are guaranteed by the U.S. Government. The actual maturities of these mortgage-backed securities will differ from their contractual maturities because the loans underlying the securities can prepay.

At September 30, 2018, $82.7 million, or 10.5%, of our debt securities were invested in nonagency mortgage-backed securities, compared to $118.7 million, or 13.1%, at December 31, 2017. The underlying collateral consists of mortgages originated prior to 2006 with the majority being 2004 and earlier. None of the collateral is sub-prime and we own the senior tranche of each bond.

At September 30, 2018, $13.0 million, or 1.7%, of our debt securities were invested in asset-backed securities, compared to $22.7 million, or 2.5%, at December 31, 2017. Asset-backed securities currently consist of highly-rated collateralized loan obligations. The investment in this asset class was due to management's decision to invest in securities with significant credit support and variable rate structures that could provide higher returns than other variable rate securities without adding significant risk. At September 30, 2018, $115.2 million, or 14.7%, of our debt securities were invested in corporate securities, compared to $118.5 million, or 13.1%, at December 31, 2017. Corporate securities currently consist of short duration debt and longer term financial institution subordinated debt securities. We evaluate and underwrite each issuer prior to purchase and periodically review the issuers after purchase.

The following tables are a summary of our debt portfolio at the dates indicated (dollars in thousands):

	September 30, 2018		December 31, 2017
Debt Securities Available-for-Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government securities	$67,700	$66,698	$70,203	$69,559
Residential mortgage-backed securities — nonagency	80,719	82,707	115,639	118,710
Residential mortgage-backed securities — agency	525,691	507,786	582,845	575,849
Corporate securities	114,779	115,178	107,115	108,337
Total investment securities available-for-sale	$788,889	$772,369	$875,802	$872,455

	September 30, 2018		December 31, 2017
Debt Securities Held-to-Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Asset-backed securities	$13,000	$13,035	$22,692	$22,951
Corporate securities	—	—	10,160	10,400
Total investment securities available-for-sale	$13,000	$13,035	$32,852	$33,351

The following tables show contractual maturities and yields on our investments in debt securities at and for the period presented (dollars in thousands):

Debt Securities Available-for-Sale	Distribution of Maturities (1)
September 30, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
U.S. Government securities	$28,017	$39,683	$—	$—	$67,700
Residential mortgage-backed securities — nonagency	—	—	282	80,437	80,719
Residential mortgage-backed securities — agency	4,168	63,372	105,393	352,758	525,691
Corporate securities	33,331	50,082	31,028	338	114,779
Total debt securities	$65,516	$153,137	$136,703	$433,533	$788,889

Fair Value (1):
U.S. Government securities	$27,802	$38,896	$—	$—	$66,698
Residential mortgage-backed securities — nonagency	—	—	290	82,417	82,707
Residential mortgage-backed securities — agency	4,157	61,565	101,718	340,346	507,786
Corporate securities	33,337	49,575	31,533	733	115,178
Total debt securities	$65,296	$150,036	$133,541	$423,496	$772,369

Weighted average yield (2):
Total debt securities	2.36%	1.88%	2.65%	2.94%	2.64%

Debt Securities Held-to-Maturity	Distribution of Maturities (1)
September 30, 2018	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Amortized Cost (1):
Asset-backed securities	$—	$—	$4,000	$9,000	$13,000
Corporate securities	—	—	—	—	—
Total debt securities	$—	$—	$4,000	$9,000	$13,000

Fair Value (1):
Asset-backed securities	$—	$—	$3,998	$9,037	$13,035
Corporate securities	—	—	—	—	—
Total debt securities	$—	$—	$3,998	$9,037	$13,035

Weighted average yield (2):
Total debt securities	—%	—%	4.61%	4.55%	4.57%

(1) The amortized cost and fair value of investments in debt securities are presented based on contractual maturities. Actual cash flows may differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
(2) Average yields are based on amortized cost and presented on a fully taxable equivalent basis using a tax rate of 21%.

Loans

We had total net loans outstanding, including organic and purchased loans, of $3.6 billion and $3.5 billion at September 30, 2018 and December 31, 2017, respectively. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Organic loans increased $421.0 million, or 17.8%, to $2.8 billion at September 30, 2018 from December 31, 2017. The $421.0 million increase was a result of continued strong economic conditions and traction in focused lines of business. Also contributing to organic loan growth was the reclassification of purchased non-credit impaired and purchased credit impaired loans which renewed and met our current underwriting standards for organic loans.

Purchased Loans

Purchased non-credit impaired loans were $725.7 million at September 30, 2018, down $265.0 million, or 26.7%, from December 31, 2017. The decrease in purchased non-credit impaired loans from December 31, 2017 was primarily due to purchased non-credit impaired loans which were paid down or refinanced. Our purchased credit impaired loans decreased $50.9 million, or 29.0%, to $124.8 million at September 30, 2018 from December 31, 2017. Our purchased credit impaired loans decreased due to loans which were paid down or refinanced.

The following table summarizes the composition of our loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2018					December 31, 2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Construction, land & land development	$480,530	$13,284	$6,281	$500,095	13.8%	$412,540	$25,908	$13,545	$451,993	12.8%
Other commercial real estate	939,258	186,556	60,910	1,186,724	32.6%	949,594	218,660	86,748	1,255,002	35.5%
Total commercial real estate	1,419,788	199,840	67,191	1,686,819	46.4%	1,362,134	244,568	100,293	1,706,995	48.3%
Residential real estate	238,292	61,141	30,037	329,470	9.1%	196,225	96,529	40,332	333,086	9.4%
Owner-occupied real estate	275,095	73,466	17,145	365,706	10.0%	260,273	118,294	20,803	399,370	11.3%
Commercial, financial & agricultural	758,897	390,097	10,300	1,159,294	31.9%	430,205	529,184	14,051	973,440	27.6%
Leases	30,410	—	—	30,410.8%		52,396	—	—	52,396	1.5%
Consumer	64,361	1,197	77	65,635	1.8%	64,610	2,161	135	66,906	1.9%
Total gross loans receivable, net of deferred fees	2,786,843	725,741	124,750	3,637,334	100.0%	2,365,843	990,736	175,614	3,532,193	100.0%
Allowance for loan and lease losses	(27,427)	(3,389)	(3,973)	(34,789)		(24,039)	(995)	(3,716)	(28,750)
Total loans, net	$2,759,416	$722,352	$120,777	$3,602,545		$2,341,804	$989,741	$171,898	$3,503,443

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

At September 30, 2018, our total ALLL for the loan portfolio was $34.8 million, an increase of $6.0 million compared to December 31, 2017. The ALLL reflected $1.8 million of net charge-offs and a $7.8 million provision for loan and lease losses on our total loan portfolio for the nine months ended September 30, 2018.

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

At September 30, 2018, our organic ALLL increased $3.4 million to $27.4 million, compared to $24.0 million at December 31, 2017. The increase in our organic ALLL at September 30, 2018 was driven by $4.3 million of provision for loan and lease losses charged to expense for the nine months ended September 30, 2018, primarily due to organic loan growth. Net charge-offs on organic loans for the nine months ended September 30, 2018, decreased $821,000 compared to the same period in 2017.

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

For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. For amortizing loans, the discount is accreted to interest income over the life of the loan on an effective yield basis. Purchase discounts on lines of credit accrete on a straight line basis over the life of the loan. After the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses. At September 30, 2018, our purchased non-credit impaired ALLL was $3.4 million, an increase of $2.4 million, compared to December 31, 2017. The increase in the purchased non-credit impaired ALLL was primarily due to lines of credits acquired in our acquisition of AloStar which accreted the discount on a straight line basis while the corresponding balances did not decline proportionately and a specific provision on one purchased non-credit impaired relationship which was downgraded during the quarter.

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

At September 30, 2018, our purchased credit impaired ALLL was $4.0 million, compared to $3.7 million at December 31, 2017. The provision for loan and lease losses charged to expense for the nine months ended September 30, 2018 was $504,000, compared to a negative provision for loan and lease losses of $869,000 for the same period in 2017. The increase in purchased credit impaired ALLL was primarily due to a decline in expected cash flows on a small number of specifically reviewed loans during the period. The overall purchased credit impaired loan portfolio continues to perform better than our initial projections at each applicable acquisition date, although the performance is not uniform across all asset classes within specifically reviewed loans and loan pools.

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

The following table summarizes the activity in our ALLL for the periods presented (dollars in thousands):

	Nine Months Ended September 30
	2018				2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total
Balance, at the beginning of period	$24,039	$995	$3,716	$28,750	$21,086	$439	$5,073	$26,598
Charge-offs:
Construction, land & land development	(9)	—	(33)	(42)	(187)	—	(14)	(201)
Other commercial real estate	(268)	(406)	(1)	(675)	(746)	(50)	(387)	(1,183)
Total commercial real estate	(277)	(406)	(34)	(717)	(933)	(50)	(401)	(1,384)
Residential real estate	(240)	(80)	(74)	(394)	(48)	(7)	(92)	(147)
Owner-occupied real estate	—	(249)	(133)	(382)	—	(80)	(452)	(532)
Commercial, financial & agricultural	(360)	(37)	—	(397)	(240)	(251)	(22)	(513)
Leases	(119)	—	—	(119)	(501)	—	—	(501)
Consumer	(165)	(4)	(6)	(175)	(266)	(9)	(4)	(279)
Total charge-offs	$(1,161)	$(776)	$(247)	$(2,184)	$(1,988)	$(397)	$(971)	$(3,356)
Recoveries:
Construction, land & land development	17	29	—	46	—	1	—	1
Other commercial real estate	4	1	—	5	—	—	—	—
Total commercial real estate	21	30	—	51	—	1	—	1
Residential real estate	24	18	—	42	9	5	—	14
Owner-occupied real estate	—	30	—	30	—	—	—	—
Commercial, financial & agricultural	156	42	—	198	71	32	—	103
Leases	37	—	—	37	176	—	—	176
Consumer	52	3	—	55	40	4	—	44
Total recoveries	$290	$123	$—	$413	$296	$42	$—	$338
Net (charge-offs) recoveries	(871)	(653)	(247)	(1,771)	(1,692)	(355)	(971)	(3,018)
Provision for loan and lease losses	4,259	3,047	504	7,810	3,315	816	(869)	3,262
Balance, at end of period	$27,427	$3,389	$3,973	$34,789	$22,709	$900	$3,233	$26,842
Allowance for loan and lease losses to loans	.98%	.47%	3.18%	.96%	.99%	.08%	1.59%	.75%
Ratio of net charge-offs (recoveries) to average loans outstanding	.04%	.10%	.21%	.07%	.10%	.10%	.91%	.14%

Allocation of Allowance for Loan and Lease Losses

The following table presents the allocation of the ALLL and the percentage of the total amount of loans in each loan category listed at the dates indicated (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Organic loans
Construction, land & land development	$4,488	13.2%	$3,987	11.7%
Other commercial real estate	6,999	25.8%	9,050	26.9%
Total commercial real estate	11,487	39.0%	13,037	38.6%
Residential real estate	2,486	6.6%	2,809	5.6%
Owner-occupied real estate	3,450	7.6%	2,075	7.4%
Commercial, financial & agricultural	8,951	20.9%	4,535	12.2%
Leases	345	0.8%	629	1.5%
Consumer	708	1.8%	954	1.8%
Total allowance for organic loans	$27,427	76.7%	$24,039	67.1%

Purchased Non-credit Impaired loans
Construction, land & land development	$104	0.4%	$133	0.7%
Other commercial real estate	244	5.1%	97	6.2%
Total commercial real estate	348	5.5%	230	6.9%
Residential real estate	256	1.7%	664	2.7%
Owner-occupied real estate	480	2.0%	88	3.3%
Commercial, financial & agricultural	2,303	10.7%	8	15.0%
Consumer	2	—%	5	0.1%
Total allowance for purchased non-credit impaired loans	$3,389	19.9%	$995	28.0%

Purchased Credit Impaired loans
Construction, land & land development	$645	0.2%	$743	0.4%
Other commercial real estate	1,148	1.7%	963	2.4%
Total commercial real estate	1,793	1.9%	1,706	2.8%
Residential real estate	1,165	0.8%	1,242	1.1%
Owner-occupied real estate	805	0.4%	718	0.6%
Commercial, financial & agricultural	210	0.3%	42	0.4%
Consumer	—	—%	8	—%
Total allowance for purchased credit impaired loans	$3,973	3.4%	$3,716	4.9%
Total allowance for loan and lease losses	$34,789	100.0%	$28,750	100.0%
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

Loans, other than purchased credit impaired loans, that are either (a) $500,000 or greater and that have been placed on nonaccrual, (b) less than $500,000 and 180 days past due or greater that have been placed on nonaccrual or (c) modified in a troubled debt restructuring, are considered impaired and are individually evaluated for impairment at either the observable market price of the loan, the present value of expected future cash flows or the fair value of the collateral less estimated costs to sell, if the loan is collateral dependent. The majority of these loans are collateral dependent and, therefore, are valued using the fair value of collateral method. The fair value of collateral is determined through a review of the appraised value and an assessment of the recovery value of the collateral through discounts related to various factors noted below. When a loan reaches nonaccrual status, we review the appraisal on file and determine if the appraisal is current and valid. A current appraisal is one that has been performed in the last twelve months, and a valid appraisal is one that we believe accurately and appropriately addresses current market conditions. If the appraisal is more than twelve months old or if market conditions have deteriorated since the last appraisal, we will order a new appraisal. In addition, we require a new appraisal at the time of foreclosure or repossession of the underlying collateral. Upon determining that an appraisal is both current and valid, management assesses the recovery value of the collateral, which involves the application of various discounts to the market value. These discounts may include the following: length of time to market and sell the property, as well as expected maintenance costs, insurance and taxes and real estate commissions on sale.

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

Loan modifications on purchased credit impaired loans accounted for within a pool under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, do not result in the removal of the loan from the pool even if the modification of the loan would otherwise be considered a troubled debt restructuring. At September 30, 2018, we did not have any purchased credit impaired loans classified as troubled debt restructurings.

Other real estate owned (OREO) consists of real estate acquired through foreclosure or a deed in lieu of foreclosure in satisfaction of a loan, OREO acquired in a business acquisition, and banking premises no longer used for a specific business purpose. Real estate obtained in satisfaction of a loan is initially recorded at the lower of the principal investment in the loan or the fair value of the collateral less estimated costs to sell at the time of foreclosure with any excess in loan balance charged against the allowance for loan and lease losses. OREO acquired in a business acquisition is recorded at fair value on Day 1 of the acquisition. Banking premises no longer used for a specific business purpose are transferred into OREO at the lower of their carrying value or fair value less estimated costs to sell with any excess in the carrying value charged to noninterest expense. For all fair value estimates of the real estate properties, management considers a number of factors such as appraised values, estimated selling prices, and current market conditions. Management periodically reviews the carrying value of OREO for impairment and adjusts the values as appropriate through noninterest expense. At September 30, 2018, OREO totaled $5.4 million, an increase of $4.5 million from December 31, 2017. The increase is mainly attributed to OREO acquired through foreclosure of loans receivable totaling $6.5 million.

The following table set forth our nonperforming assets at the dates indicated (dollars in thousands):

	September 30, 2018				December 31, 2017
Nonperforming Assets	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total	Organic Assets	Purchased Non-Credit Impaired	Purchased Credit Impaired	Total
Nonaccrual loans	$10,648	$22,207	$—	$32,855	$6,656	$5,821	$—	$12,477
Accruing TDRs	—	2,756	—	2,756	566	—	—	566
Total nonperforming loans	10,648	24,963	—	35,611	7,222	5,821	—	13,043
Other real estate owned	3,255	1,261	926	5,442	153	—	742	895
Total nonperforming assets	$13,903	$26,224	$926	$41,053	$7,375	$5,821	$742	$13,938
Nonperforming loans to total loans	.38%	3.44%	—%	.98%	.31%	.59%	—%	.37%
Nonperforming assets to total loans and other real estate owned	.50%	3.61%	.74%	1.13%	.31%	.59%	.42%	.39%

Nonperforming assets, defined as nonaccrual organic and purchased non-credit impaired loans, troubled debt restructurings and other real estate owned, totaled $41.1 million, or 1.13%, of total loans and other real estate owned at September 30, 2018, compared to $13.9 million, or .39%, at December 31, 2017. The $27.1 million increase in nonperforming assets is primarily related to $28.6 million in additions to nonaccrual loans and a $2.8 million addition to accruing troubled debt restructurings, respectively, partially offset by paydowns and charge-offs on existing nonperforming assets. The additions to nonaccrual loans was primarily attributable to one purchased non-credit impaired relationship totaling $18.8 million. The increase in OREO was primarily related to one property which was moved to OREO during the first quarter of 2018.

At September 30, 2018 and December 31, 2017, we did not have any organic or purchased non-credit impaired loans greater than 90 days past due and still accruing interest. At September 30, 2018 and December 31, 2017, a considerable portion of our purchased credit impaired loans were past due, including many that were 90 days or greater past due; however, as noted above, under ASC 310-30, our purchased credit impaired loans are classified as performing, even though they are contractually past due, as long as their cash flows and the timing of such cash flows are estimable and probable of collection.

The amount of interest that would have been recorded on organic and purchased non-credit impaired nonaccrual loans, had the loans not been classified as nonaccrual, totaled approximately $1.1 million for the nine months ended September 30, 2018. Interest income recognized on impaired loans totaled $1.6 million during the nine months ended September 30, 2018.

Potential problem loans are organic and purchased non-credit impaired loans which management has serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans not included in the nonperforming assets table above, consist of accruing, non-TDR organic and purchased non-credit impaired loans rated "Substandard" or "Doubtful," and totaled $31.0 million, or .9%, of total organic and purchased non-credit impaired loans outstanding at September 30, 2018, compared to $13.9 million, or .4%, at December 31, 2017. The increase in potential problem loans from December 31, 2017 is primarily attributable to our asset-based lending. The majority of these loans were individually evaluated at September 30, 2018 for impairment with no resulting allowance for loan and lease loss.

Deferred Tax Asset

At September 30, 2018, we had $17.9 million in net deferred tax assets. Deferred tax assets are subject to an evaluation of whether it is more likely than not that they will be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, management believes the recorded deferred tax assets are fully recoverable based on the current forecast of taxable income that is sufficient to realize the net deferred tax assets. If we are unable to demonstrate that we can continue to generate sufficient taxable income in the near future, then we may not be able to conclude it is more likely than not that the benefits of the deferred tax assets will be fully realized and we may be required to recognize a valuation allowance against our deferred tax assets with a corresponding decrease in income.

Deposits

Total deposits at September 30, 2018 were $4.2 billion, a decrease of $56.2 million from December 31, 2017. Interest rates paid on specific deposit types are determined based on (a) interest rates offered by competitors, (b) anticipated amount and timing of funding needs, (c) availability and cost of alternative sources of funding, and (d) anticipated future economic conditions and interest rates. We regard our deposits as attractive sources of funding because of their stability and relative cost. Additionally, we regard our deposits as an important part of our overall client relationship, that provide us with opportunities to cross sell other services.

Noninterest-bearing deposits were $1.2 billion at September 30, 2018, representing 27.5% of total deposits. Noninterest-bearing deposits decreased $39.6 million from December 31, 2017 to September 30, 2018, primarily as a result of reductions in correspondent banking client balances of $30.6 million as we exited the clearing business during the first quarter. Average noninterest-bearing deposits increased $163.4 million, or 16.7%, for the nine months ended September 30, 2018 compared to the same period in 2017.

Our interest-bearing transaction accounts decreased $8.6 million from December 31, 2017 to September 30, 2018. The decrease was primarily due to a reduction in public fund balances compared to December 31, 2017. Interest-bearing deposits in savings and money market accounts decreased $98.8 million from December 31, 2017, primarily resulting from reductions in balances of a small number of relationships. Time deposits, excluding brokered and wholesale, decreased $7.2 million from December 31, 2017, primarily as a result of a reduction in internet time deposits acquired in our acquisition of AloStar.

The following table shows the composition of deposits at the dates indicated (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$1,151,511	27.5%	$1,191,106	28.1%
Interest-bearing transaction accounts	679,599	16.2%	688,150	16.2%
Savings and money market deposits	1,527,399	36.5%	1,626,238	38.3%
Time deposits	707,950	16.9%	715,133	16.9%
Brokered and wholesale time deposits	120,455	2.9%	22,508.5%
Total deposits	$4,186,914	100.0%	$4,243,135	100.0%

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods indicated (dollars in thousands):

	Nine Months Ended September 30
	2018		2017
	Average Amount	Average Rate	Average Amount	Average Rate
Noninterest-bearing demand deposits	$1,140,834	—%	$977,390	—%
Interest-bearing transaction accounts	635,121.17%		589,189.12%
Savings and money market deposits	1,577,718.99%		1,384,243.61%
Time deposits	708,375	1.25%	438,025.71%
Brokered and wholesale time deposits	118,595	1.90%	36,093	1.05%
Total deposits	$4,180,643		$3,424,940

Capital Resources

We believe that our capital base is adequate to support our activities in a safe manner while at the same time attempting to maximize shareholder returns. At September 30, 2018, shareholders' equity was $664.2 million, or 13.5% of total assets, compared to $641.6 million, or 12.9% of total assets, at December 31, 2017. The increase in shareholders' equity was primarily attributable to our net income, partially offset by the vesting of restricted stock and dividends declared during the nine months ended September 30, 2018.

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

The minimum regulatory capital ratios and ratios to be considered well-capitalized under prompt corrective action provisions at the both September 30, 2018 and December 31, 2017 are presented in the table below:

Capital Ratio Requirements	Minimum Requirement	Well-capitalized (1)
CET1 capital ratio	4.50%	6.50%
Tier 1 risk-based capital ratio	6.00%	8.00%
Total risk-based capital ratio	8.00%	10.00%
Tier 1 leverage ratio	4.00%	5.00%

(1) The prompt corrective action provisions are only applicable at the bank level.

At September 30, 2018 and December 31, 2017, the Company and State Bank exceeded all regulatory capital adequacy requirements to which they were subject. The following table shows the Company's and State Bank's regulatory capital ratios at the dates indicated:

	September 30, 2018	December 31, 2017
Company
Tier 1 leverage ratio	11.85%	11.24%
CET1 capital ratio	12.89	12.61
Tier 1 risk-based capital ratio	12.89	12.61
Total risk-based capital ratio	13.66	13.28

State Bank
Tier 1 leverage ratio	10.54%	9.90%
CET1 capital ratio	11.45	11.10
Tier 1 risk-based capital ratio	11.45	11.10
Total risk-based capital ratio	12.22	11.77

Regulatory policy statements generally provide that bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from State Bank have been our primary source of funds available for the payment of dividends to our shareholders. Federal and state banking laws and regulations restrict the amount of dividends subsidiary banks may distribute without prior regulatory approval. During the quarter ended September 30, 2018, State Bank declared and paid a $24.0 million dividend to the Company. At September 30, 2018, State Bank had no capacity to pay dividends to the Company without prior regulatory approval.

At September 30, 2018, the Company had $65.1 million in cash and due from bank accounts, which could be used for additional capital as needed by State Bank, payment of holding company expenses, payment of dividends to shareholders, or for other corporate purposes.

Off-Balance Sheet Arrangements

       Commitments to extend credit are agreements to lend to a customer as long as the customer has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee by the borrower. At September 30, 2018, unfunded commitments to extend credit were $1.1 billion. A significant portion of the unfunded commitments related to commercial and residential real estate construction, commercial lines of credit, including asset based lending and lender finance loans, and consumer equity lines of credit. Based on experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

       At September 30, 2018, there were commitments totaling approximately $12.6 million under letters of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Because most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Contractual Obligations

       In the normal course of business, we have various outstanding contractual obligations that will require future cash outflows. The following table presents our largest contractual obligations (dollars in thousands):

		Payments Due by Period
September 30, 2018	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Contractual Obligations:
Time deposits, including accrued interest payable	$832,952	$654,672	$166,203	$12,077	$—
Operating lease obligations	17,998	3,661	6,515	6,409	1,413
Total contractual obligations	$850,950	$658,333	$172,718	$18,486	$1,413

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

At September 30, 2018, our liquid assets, which consist of cash and amounts due from banks, interest-bearing deposits in other financial institutions and federal funds sold, amounted to $207.9 million, or 4.2% of total assets, compared to $230.9 million, or 4.7% of total assets, at December 31, 2017. The decrease in our liquid assets was primarily due to organic loan growth. Our debt securities available-for-sale at September 30, 2018 were $772.4 million, or 15.7% of total assets, compared to $872.5 million, or 17.6% of total assets, at December 31, 2017. Debt securities with an aggregate fair value of $187.2 million and $116.1 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and repurchase agreements. The increase in our pledged securities was due to increases in public funds and repurchase agreements. An increase in our pledging requirements under the Georgia Secure Deposit Program also contributed to the increase in pledged securities.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. At September 30, 2018, customer deposits, excluding brokered deposits and time deposits greater than $250,000, were 111.9% of net loans, compared with 116.2% at December 31, 2017. We maintain ten federal funds lines of credit with correspondent banks totaling $200.0 million. We are also a member of the Federal Home Loan Bank of Atlanta (FHLB), from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2018, we had no advances from the FHLB and a remaining credit availability of $97.3 million. In addition, we maintain a $625.7 million line with the Federal Reserve Bank's discount window that is secured by certain loans from our loan portfolio.

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

Through the use of derivatives designated as hedging instruments, we seek to efficiently manage the interest rate risk identified in specific assets and liabilities on our balance sheet. At September 30, 2018, we had interest rate swaps with aggregate notional amounts of $115.4 million. The fair value of the derivative financial assets designated as hedging instruments was $4.7 million at September 30, 2018, compared to $2.0 million at December 31, 2017. The fair value of the derivative financial liabilities designated as hedging instruments was $0 at September 30, 2018, compared to $116,000 at December 31, 2017. The change in the values of our derivatives was directly related to changes in the index rates. Note 8 to our consolidated financial statements located in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information on these contracts.

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

The following table presents the earnings simulation model's projected impact of a change in interest rates on the projected baseline net interest income for the 12-month period commencing October 1, 2018. Based on the simulation run at September 30, 2018, annual net interest income would be expected to increase approximately 5.69%, if rates increased from current rates by 100 basis points. If rates increased 200 basis points from current rates, net interest income is projected to increase approximately 11.17%. If rates decreased 100 basis points from current rates, net interest income is projected to decrease approximately 6.04%. The change in interest rates assumes parallel shifts in the yield curve and does not take into account changes in the slope of the yield curve. The small increase in asset sensitivity at September 30, 2018 were primarily due to changes in our deposit mix.

	% Change in Projected Baseline Net Interest Income
Shift in Interest Rates (in basis points)	September 30, 2018	December 31, 2017
+200	11.17%	10.66%
+100	5.69	5.38
-100	(6.04)	(7.93)
-200	Not meaningful	Not meaningful

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 305 of Regulation S-K is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Quarterly Report on Form 10-Q under the heading "Asset/Liability Management," which information is incorporated herein by reference.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Based on management's evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, as of September 30, 2018, the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2017, except as disclosed in Item 1A. of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 28, 2018, we issued 2,353 shares of our common stock in a cashless exchange for a warrant to purchase 3,333 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 980 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 2,353 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On August 24, 2018, we issued 13,939 shares of our common stock in a cashless exchange for a warrant to purchase 20,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 6,061 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 13,939 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On September 19, 2018, we issued 3,396 shares of our common stock in a cashless exchange for a warrant to purchase 5,000 shares of our common stock. Pursuant to the terms of the warrant, the holder of the warrant used the amount by which 1,604 shares were deemed to be "in the money" as consideration for the $10.00 per share exercise price for the 3,396 shares we issued, and the entire warrant was canceled in the exchange. The shares issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, because we exchanged the shares with our existing security holder exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

On September 21, 2018, we issued 1,000 shares of our common stock pursuant to the exercise by the holder of a warrant to purchase 1,000 shares of our common stock at $5.00 per share, resulting in cash consideration to us of $5,000. The 1,000 shares issued were exempt from registration as a transaction by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended, and, in particular, the safe harbor provisions afforded by Rule 506 of Regulation D, as promulgated thereunder.

Repurchases of Company Common Stock

The following table provides information regarding the Company's repurchase of its common stock during the three months ended September 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Repurchases from July 1, 2018 - July 31, 2018 (1)	29,591	$32.88	—	1,229,285
Repurchases from August 1, 2018 - August 31, 2018	—	—	—	1,229,285
Repurchases from September 1, 2018 - September 30, 2018 (1)	305,955	30.84	—	1,229,285
Total	335,546	$31.02	—	1,229,285

(1) Represents shares of the Company's common stock acquired by the Company in connection with satisfaction of tax withholding obligations on vested restricted stock.
(2) On February 10, 2016, the board of directors authorized the repurchase of up to 1.5 million shares of the Company's outstanding common stock. On February 25, 2016, the Company announced it entered into a written trading plan with a broker for the purpose of purchasing up to 1.5 million shares of the Company's outstanding common stock in accordance with the guidelines specified in Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. On February 9, 2018, the Company extended this existing written trading plan for an additional year. The trading plan expires on the earlier of (a) February 24, 2019, (b) the date on which the maximum aggregate number of shares authorized to be repurchased has been repurchased, or (c) after written notice by the broker or the Company as specified in the trading plan. To date, 270,715 shares have been repurchased and 1,229,285 shares may still be repurchased by the Company under the plan. No shares were repurchased under the plan for the three months ended September 30, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANK FINANCIAL CORPORATION

November 9, 2018	By:	/s/ J. Thomas Wiley, Jr.
J. Thomas Wiley, Jr.
Chief Executive Officer (Principal Executive Officer)

November 9, 2018	By:	/s/ Sheila E. Ray
Sheila E. Ray
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.